Form 10-K405
period 1997-12-31
UNISOURCE ENERGY CORP; TUCSON ELECTRIC POWER CO
filed 1998-03-03
CIK 941138, 100122

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K
                                 (Mark One)
         [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1997
                                     OR
         [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to __________.



Commission     Registrant; State of Incorporation;        IRS Employer
File Number    Address; and Telephone Number              Identification Number
-----------    -----------------------------              ---------------------
1-13739        UNISOURCE ENERGY CORPORATION               86-0786732
               (An Arizona Corporation)
               220 West Sixth Street
               Tucson, AZ  85701
               (520) 571-4000

1-5924         TUCSON ELECTRIC POWER COMPANY              86-0062700
               (An Arizona Corporation)
               220 West Sixth Street
               Tucson, AZ  85701
               (520) 571-4000


    Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
Registrant           Title of Each Class            on Which Registered
----------           -------------------            -------------------
UniSource Energy    Common Stock, no par value      New York Stock Exchange
Corporation                                         Pacific Stock Exchange

Tucson Electric     First Mortgage Bonds
Power Company        8-1/8%Series due 2001          New York Stock Exchange
                     7.55% Series due 2002          New York Stock Exchange
                     7.65% Series due 2003          New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


     The aggregate market value of UniSource Energy Corporation voting Common Stock held by non-affiliates of the registrant was $542,330,842.50 based on the last reported sale price thereof on the consolidated tape on February 24, 1998.

	  At February 24, 1998, 32,138,124 shares of UniSource Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding.

     UniSource Energy Corporation is the sole holder of the 32,162,167 shares of the outstanding Common Stock of Tucson Electric Power Company.

     Documents incorporated by reference: Specified portions of UniSource Energy Corporation's Proxy Statement relating to the 1998 Annual Meeting of Shareholders are incorporated by reference into PART III.

This combined Form 10-K is separately filed by UniSource Energy Corporation and Tucson Electric Power Company. Information contained herein relating to Tucson Electric Power Company is filed by UniSource Energy Corporation and separately by Tucson Electric Power Company on its own behalf. Tucson Electric Power Company makes no representation as to information relating to UniSource Energy Corporation or its subsidiaries, except as it may relate to Tucson Electric Power Company.


                              TABLE OF CONTENTS
                                                                           Page
                                                                           ----
Definitions................................................................vii

                                 - PART I -

Item 1. -- Business
  The Company................................................................1
  Certain Risks..............................................................2
  Utility Operations
    Peak Demand and Customers................................................3
    Sales for Resale.........................................................4
    Competition..............................................................4
  Generating and Other Resources
    TEP Resources............................................................5
      Springerville Station..................................................5
      Irvington Station......................................................6
    SCE/TEP Power Exchange Agreement.........................................6
    Future Generating Resources..............................................6
    Other Purchases..........................................................7
  Rates and Regulation
    General..................................................................7
    Holding Company Order....................................................8
    1996 Rate Order..........................................................8
    Rate Proposal Before the ACC.............................................9
    ACC Rules on Retail Competition..........................................9
    FERC Orders on Wholesale Transmission Access.............................9
    Other Rate Matters.......................................................9
  Fuel Supply
    General.................................................................10
    Coal....................................................................10
    Springerville Coal Handling Facilities..................................11
    Gas.....................................................................12
  Water Supply..............................................................12
  Environmental Matters
    General.................................................................12
    Navajo Generating Station...............................................13
    San Juan Generating Station.............................................13
  Employees.................................................................13
  Energy-Related Ventures...................................................14
  TEP Utility Operating Statistics..........................................16

Item 2. -- Properties.......................................................17

                              TABLE OF CONTENTS
                                 (continued)
                                                                           Page
                                                                           ----
Item 3. -- Legal Proceedings
  Tax Assessments...........................................................18

Item 4. -- Submission of Matters to a Vote of Security Holders..............18

                                 - PART II -

Item 5. -- Market for Registrant's Common Equity and Related Stockholder
Matters
  TEP ......................................................................19
  UniSource Energy..........................................................19

Item 6. -- Selected Consolidated Financial Data.............................20

Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations
  Overview..................................................................21
  Competition
    Wholesale...............................................................23
    Retail..................................................................23
  Investments in Energy-Related Ventures....................................25
  Results of Operations.....................................................26
    Results of Utility Operations
      Sales and Revenues....................................................26
      Operating Expenses....................................................27
      Other Income (Deductions).............................................27
      Interest Expense......................................................28
  Accounting for the Effects of Regulation..................................28
  Dividends on Common Stock
    UniSource Energy........................................................29
    TEP.....................................................................29
  Liquidity and Capital Resources
    Cash Flows
      UniSource Energy and TEP..............................................30
      TEP...................................................................31
      UniSource Energy......................................................31
    Financing Developments
      TEP Sale of Bonds.....................................................31
      TEP Bank Credit Agreements............................................32
      TEP Financing Authority...............................................32
      UniSource Energy......................................................32
    Tax Exempt Local Furnishing Bonds.......................................33
  Income Tax Position.......................................................33
  Restrictive Covenants
    General First Mortgage Covenants........................................34
    General Second Mortgage Covenants.......................................34
    Credit Agreement Covenants..............................................35
  Construction Expenditures.................................................35
  Impact of Year 2000 on Computer Systems and Applications..................35
  Safe Harbor for Forward-Looking Statements................................36

Item 8. -- Consolidated Financial Statements and Supplementary Data.........36
  Independent Auditors' Report..............................................37
  UniSource Energy Corporation
    Consolidated Statements of Income.......................................38
    Consolidated Statements of Cash Flows...................................39

                               TABLE OF CONTENTS
                                 (continued)
                                                                           Page
                                                                           ----
   Consolidated Balance Sheets .............................................40
   Consolidated Statements of Capitalization ...............................41
   Consolidated Statements of Changes in Stockholders' Equity (Deficit).....42
 Tucson Electric Power Company
   Consolidated Statements of Income .......................................43
   Consolidated Statements of Cash Flows ...................................44
   Consolidated Balance Sheets .............................................45
   Consolidated Statements of Capitalization ...............................46
   Consolidated Statements of Changes in Stockholders' Equity (Deficit).....47
 Notes to Consolidated Financial Statements
 Note 1. Nature of Operations and Summary of Significant Accounting Policies
   Nature of Operations ....................................................48
   Basis of Presentation ...................................................48
   Use of Estimates ........................................................48
   Regulation ..............................................................48
   Accounting for the Effects of Regulation
     Accounting Implications................................................49
     Potential Discontinuation of Application of FAS 71 in the Future.......50
     Recent Events That May Impact TEP's Application of FAS 71..............50
   TEP's Utility Plant .....................................................51
   Utility Plant Under Capital Leases ......................................51
   Springerville Unit 1 Allowance ..........................................52
   Deferred Springerville Common Facility Costs ............................52
   Utility Operating Revenues ..............................................52
   MSR Option Gain Regulatory Liability ....................................53
   Fuel Costs ..............................................................53
   Income Taxes ............................................................53
   Emission Allowances .....................................................53
   Fair Value of Financial Instruments .....................................54
   Reclassification ........................................................54
 Note 2. Rate Matters
   Shared Savings Proposal .................................................54
   Springerville Coal Contract Termination Fee .............................55
   1996 Rate Order .........................................................55
 Note 3. Income Taxes  .....................................................56
 Note 4. Consolidated Subsidiaries
   MEH Subsidiaries
     Nations Energy Corporation.............................................58
     Advanced Energy Technologies, Inc......................................59
     Millennium Energy Holdings, Inc........................................59
   TEP Subsidiaries ........................................................59
 Note 5. Long and Short-Term Debt and Capital Lease Obligations
   Long-Term Debt ..........................................................59
     TEP Sale of Bonds......................................................59
     TEP Bank Credit Agreements.............................................60
     TEP First and Second Mortgage..........................................60
     TEP Letters of Credit..................................................61
   TEP Capital Lease Obligations ...........................................61
   TEP Maturities and Sinking Fund Requirements ............................61
   Short-Term Debt .........................................................61
 Note 6. Dividend and Loan Restrictions
   Restrictive Covenants--Dividends
     UniSource Energy.......................................................62
     TEP....................................................................62

                              TABLE OF CONTENTS
                                 (concluded)
                                                                           Page
                                                                           ----
    Restrictions on TEP's Ability to Make Loans and Advances................62
  Note 7. Commitments and Contingencies
    Utility Contractual Matters
      Fuel Purchase Commitments.............................................63
      Coal and Transportation Contracts - Reversal of Accrued Liabilities...63
    Commitments-Environmental Regulation....................................63
    Contingencies
      Ruling on Arizona Sales Tax Assessments - Coal Sales..................64
      Arizona Sales Tax Assessments - Leases................................65
      Income Tax Assessments................................................65
  Note 8. Jointly Owned Facilities..........................................66
  Note 9. Employee Benefits Plans
    Voluntary Severance Plan (VSP)..........................................66
    Pension Plans...........................................................66
    Postretirement Benefits Other Than Pensions.............................67
    Stock Option Plans......................................................68
  Note 10. Earnings Per Share(EPS)..........................................69
  Note 11. Quarterly Financial Data (unaudited).............................70
  Note 12. Supplemental Cash Flow Information...............................71

Item 9. -- Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure........................................................72

                                - PART III -

Item 10. -- Directors and Executive Officers of the Registrants
  Directors.................................................................72
  Executive Officers........................................................72

Item 11. -- Executive Compensation..........................................75

Item 12. -- Security Ownership of Certain Beneficial Owners and Management
  General...................................................................75
  Security Ownership of Certain Beneficial Owners...........................75
  Security Ownership of Management..........................................75

Item 13. -- Certain Relationships and Related Transactions..................75


                                 - PART IV -

Item 14. -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K76
  Signatures................................................................78
  Exhibit Index.............................................................81

                                 DEFINITIONS

The abbreviations and acronyms used in the 1997 Form 10-K are defined below:



ACC....................   Arizona Corporation Commission.
ACC Staff..............   Staff of the Arizona Corporation Commission.
ADEQ...................   Arizona Department of Environmental Quality.
AET....................   Advanced Energy Technologies, Inc., a wholly-owned
                            subsidiary of MEH Corporation.
AFDC...................   Allowance for Funds Used During Construction.
APS....................   Arizona Public Service Company.
Banks..................   Various banks with which TEP has credit
                            relationships.
Brookland..............   Brookland Financial Corporation, a wholly-owned,
                            indirect subsidiary of  SRI, which formerly
                            initiated and sold vehicle contract receivable portfolios.
BTU....................   British Thermal Unit(s).
CAAA...................   Federal Clean Air Act Amendments.
Century................   Century Power Corporation, an indirect subsidiary of
                            the Catalyst Corporation and formerly known as Alamito Company.
Commission or SEC......   Securities and Exchange Commission.
Common Stock...........   The Company's common stock, without par value.
Company or UniSource
Energy.................   UniSource Energy Corporation.
Credit Agreement.......   Credit Agreement between TEP and the Banks, dated
                            as of December 30, 1997.
EITF...................   Emerging Issues Task Force of the Financial
                            Accounting Standards Board.
Emission Allowance(s)..   An EPA issued allowance which permits emission of one
                            ton of sulfur dioxide. Such allowances can be sold.
EPA....................   The Environmental Protection Agency.
FAS 71.................   Statement of Financial Accounting Standards No. 71:
                            Accounting for theEffects of Certain Types of Regulation.
FAS 101................   Statement of Financial Accounting Standards No. 101:
                            Regulated Enterprises - Accounting for the
                            Discontinuation of Application of     FAS 71.
FAS 121................   Statement of Financial Accounting Standards No. 121:
                            Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.
FAS 123................   Statement of Financial Accounting Standards No. 123:
                            Accounting for Stock-Based Compensation.
FERC...................   Federal Energy Regulatory Commission.
Financial Restructuring   The comprehensive financial restructuring of TEP's
                            obligations to certain of TEP's creditors and lease participants and Century and the Springerville Unit 1 Leases' participants and the reclassification of all shares of the Preferred Stock into Common Stock which occurred on December 15, 1992.
First Mortgage Bonds...   First mortgage bonds issued under the General First
                          Mortgage.
Four Corners...........   Four Corners Generating Station.
GAAP...................   Generally Accepted Accounting Principles.
General First Mortgage.   The Indenture, dated as of April 1, 1941, of Tucson
                            Gas, Electric Light and Power Company to The Chase National Bank of the City of New York, as trustee, as supplemented and amended.
General Second Mortgage   The Indenture, dated as of December 1, 1992, of
                            Tucson Electric Power Company to Bank of Montreal Trust Company of the City of New York, as trustee, as supplemented.

                                 DEFINITIONS
                                 (continued)

Global Solar...........   Global Solar Energy, L.L.C., a corporation in which a
                            50% interest is owned by AET.
Holding Company Act....   The Public Utility Holding Company Act of 1935, as
                            amended.
IBEW 1116..............   International Brotherhood of Electrical Workers labor
                            union, Local Chapter 1116.
IDBs...................   Industrial development revenue or pollution control
                            revenue bonds.
IRS....................   Internal Revenue Service.
Irvington..............   Irvington Generating Station.
Irvington Lease........   The leveraged lease arrangement relating to Irvington
                          Unit 4.
ITC....................   Investment tax credit.
kW.....................   Kilowatt(s).
kWh....................   Kilowatt-hour(s).
kV.....................   Kilovolt(s).
kVA....................   Kilovoltampere(s).
LOC....................   Letter of Credit.
MEH....................   MEH Corporation, a wholly-owned subsidiary of
                            UniSource Energy.
Millennium.............   Millennium Energy Holdings, Inc., a wholly-owned
                            subsidiary of MEH.
MRA....................   Master restructuring agreement between TEP and the
                            Banks which included the Renewable Term Loan, Revolving Credit, and certain replacement reimbursement agreements, which was terminated on December 30, 1997.
MSR...................    Modesto, Santa Clara and Redding Public Power Agency.
MW....................    Megawatt(s).
MWh...................    Megawatt-hour(s).
Nations Energy........    Nations Energy Corporation, a wholly-owned subsidiary
                            of MEH.
Navajo................    Navajo Generating Station.
NEV...................    New Energy Ventures, L.L.C., a company in which a 50%
                            interest is owned by Millennium.
NOL...................    Net Operating Losses.
1981 Apache B Bonds...    $100 million principal amount of variable rate IDBs
                            which are secured by First Mortgage Bonds.
1996 Rate Order.......    ACC Rate Order concerning an increase in TEP's retail
                             base rates and the recovery of Springerville Unit 2 costs, issued March 29, 1996.
1994 Rate Order........   ACC Rate Order concerning an increase in TEP's retail
                             base rates and regulatory write-offs, issued
                             January 11, 1994.
1991 Rate Order........   ACC Rate Order concerning an increase in TEP's retail
                             base rates, regulatory write-offs and rate and accounting synchronization, issued October 11, 1991.
1989 Rate Order........   The ACC's October 24, 1989, Rate Order concerning
                             TEP's 1988 application for a rate increase.
NTUA...................   Navajo Tribal Utility Authority.
PDEQ...................   Pima County Department of Environmental Quality.
Preferred Stock........   TEP's previously outstanding Cumulative Preferred
                            Stock, $100 Par Value, and Cumulative Preferred Stock (No Par)which were reclassified into Common Stock pursuant to the Financial Restructuring.
PNM....................   Public Service Company of New Mexico.
Renewable Term Loan....   Credit facility that replaced the Term Loan pursuant
                            to the MRA Sixth Amendment, dated as of November 1, 1994, and effective March 7, 1995, and which was terminated December 30, 1997.
Revolving Credit......    $100 million revolving credit facility entered into
                            under the Credit Agreement between a syndicate of certain of the Banks and TEP.
San Carlos............    San Carlos Resources Inc., a wholly-owned subsidiary
                            of TEP.
San Juan...............   San Juan Generating Station.
San Juan Unit 3........   Unit 3 of San Juan.

                                 DEFINITIONS
                                 (concluded)

SCE....................   Southern California Edison Company, a subsidiary of
                            Edison International.
Second Mortgage Bonds..   TEP's second mortgage bonds issued under the General
                            Second Mortgage.
Securities Exchange Act   The Securities Exchange Act of 1934, as
                            amended.
Shareholders...........   Holders of Common Stock.
SES....................   Southwest Energy Solutions, Inc., a wholly-owned
                            subsidiary of MEH.
Springerville..........   Springerville Generating Station.
Springerville Coal
  Handling Facilities
  Leases...............   Leveraged lease arrangements relating to the coal
                            handling facilities serving Springerville.
Springerville Common
  Facilities...........   Facilities at Springerville used in common with
                            Springerville Unit 1 and Springerville Unit 2.
Springerville Common
  Facilities Leases....   Leveraged lease arrangements relating to an undivided
                            one-half interest in certain Springerville Common Facilities.
Springerville Unit 1...   Unit 1 of the Springerville Generating Station.
Springerville Unit 1
  Leases...............   Leveraged lease arrangement pursuant to
                            which Century leased Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities and which has been assumed by TEP.
Springerville Unit 2...   Unit 2 of the Springerville Generating Station.
SRI....................   Sierrita Resources Inc., a wholly-owned investment
                            subsidiary of TEP.
SRP....................   Salt River Project Agricultural Improvement and Power
                            District.
SSP....................   Shared Savings Proposal filed by TEP with the ACC
                            July 9, 1997 requesting a 1.1% annual retail rate reduction.
SWPP...................   SWPP Investment Company, a wholly-owned subsidiary of
                            SES.
SWPPI..................   SWPP International, a wholly-owned subsidiary of SES.
TEP....................   Tucson Electric Power Company, the principal
                            subsidiary of UniSource Energy.
TRI....................   Tucson Resources Inc., a wholly-owned investment
                            subsidiary of TEP.
UniSource Energy.......   UniSource Energy Corporation.
Valencia...............   Valencia Energy Company, previously a wholly-owned
                            subsidiary of TEP, merged into TEP on May 31, 1996.
VSP....................   Voluntary Severance Plan offered to TEP employees and
                            implemented in May 1996.
Warrants...............  Warrants for purchase of TEP Common Stock which were issued under the Financial Restructuring to the owner participants in the Springerville Unit 1 Leases.
WSCC...................  Western Systems Coordinating Council.

                                   PART I

      This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-K. (See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Safe Harbor for Forward-Looking Statements.) Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The expectations, beliefs and projections of UniSource Energy and TEP are expressed in good faith and are believed by UniSource Energy and TEP to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the records of UniSource Energy and TEP and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.


ITEM 1. -- BUSINESS
-------------------------------------------------------------------------------

  THE COMPANY
  -----------

      UniSource Energy Corporation (UniSource Energy or the Company) was incorporated under the laws of the State of Arizona on March 8, 1995. UniSource Energy is a holding company which owns all of the outstanding common stock of Tucson Electric Power Company (TEP) and MEH Corporation
(MEH). On January 1, 1998, TEP and UniSource Energy completed a statutory share exchange, pursuant to which the outstanding common stock of TEP was exchanged, on a share-for-share basis, for shares of UniSource Energy common stock, no par value. Following the share exchange, TEP transferred the stock of its subsidiary, MEH, to UniSource Energy in exchange for a promissory note in the approximate amount of $95 million. (See Note 1 of Notes to Consolidated Financial Statements).

      TEP was incorporated under the laws of the State of Arizona on December 16, 1963. TEP is the successor by merger as of February 20, 1964, to a Colorado corporation which was incorporated on January 25, 1902. TEP is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity for customers in the City of Tucson and the surrounding area and to wholesale customers. TEP holds a franchise which expires in 2001 to provide electric service to customers in the City of Tucson.

      TEP owns all of the outstanding stock of San Carlos Resources Inc. (San Carlos), which holds title to Springerville Unit 2. TEP also owns all of the outstanding stock of two non-energy related subsidiaries, Tucson Resources Inc. (TRI) and Sierrita Resources Inc. (SRI). In 1994, TRI and SRI substantially completed the process of liquidating their respective investments.

      MEH owns all of the outstanding common stock of (i) Nations Energy Corporation (Nations Energy), which is active in the development of independent power projects worldwide, (ii) Millennium Energy Holdings, Inc. (Millennium), which holds a 50% interest in New Energy Ventures, L.L.C.
(NEV), a buyer's agent providing electric load aggregation and advisory services to retail purchasers of electric energy, (iii) Advanced Energy Technologies, Inc. (AET), which holds a 50% interest in Global Solar Energy, L.L.C. (Global Solar), a manufacturer of thin-film photovoltaic cells, and
(iv) Southwest Energy Solutions, Inc. (SES), a provider of ancillary energy services to electric consumers. SES owns all of the outstanding common stock of SWPP Investment Company (SWPP) and SWPP International, Ltd. (SWPPI), which hold ownership interests in businesses engaged in the manufacture and sale of concrete power poles. See Energy-Related Ventures below for a discussion of these subsidiaries.

      TEP is the principal subsidiary of UniSource Energy and accounts for substantially all of its assets, revenues and net income. The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy. Depending upon the nature of future investment opportunities, UniSource Energy expects to make additional investments in MEH and its subsidiaries, as well as other energy-related ventures. Over time, investments in energy-related ventures may have a material impact on UniSource Energy's future cash flow and profitability.


  CERTAIN RISKS
  -------------

      For descriptions of certain factors affecting UniSource Energy and TEP, including commitments and contingencies, which subject UniSource Energy and TEP to continuing risks, see (i) Item 3., Legal Proceedings; (ii) Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations, Overview and Safe Harbor for Forward-Looking Statements; and
(iii) Notes 1 and 7 of Notes to Consolidated Financial Statements, Nature of Operations and Summary of Significant Accounting Policies, and Commitments and Contingencies, respectively.


UTILITY OPERATIONS
------------------

    PEAK DEMAND AND CUSTOMERS

      Certain operating and system data related to TEP's utility operations for each of the last five years are summarized in the following table:

                                           1997      1996        1995        1994       1993
  Peak Demand                                                   - MW -
  Retail Customers-Net One Hour            1,659     1,619      1,617       1,585      1,449
  Other Utilities-Firm                       177       177        223         226        225
                                           -----     -----      -----       -----      -----
    Non-Coincident Peak Demand  (A)        1,836     1,796      1,840       1,811      1,674

  Total Generating Resources               1,992     1,952      1,952       1,952      1,952
  Other Resources (1)                        235       133        133          23         23
                                           -----     -----      -----       -----      -----
    Total TEP Resources (B)                2,227     2,085      2,085       1,975      1,975

  Total Reserves ((B) - (A))                 391       289        245         164        301
                                           =====     =====      =====       =====      =====
  Reserve Margin (% of Non-Coincident
   Peak Demand)                              21%       16%        13%          9%        18%
                                           =====     =====      =====       =====      =====

------------------------
(1) Other Resources include certain other capacity purchases and interruptible retail load.

      The peak demand for TEP's retail service area occurs during the summer months due to the space cooling requirements of its retail customers. TEP has experienced growth in peak demand of retail customers at an average annual rate of approximately 3.5% for the past five years. The load of its mining customers comprised on average approximately 9.8% of the retail peak demand for the past five years.

      In 1997, based on non-coincident peak demand, TEP's reserve margin increased to 21% compared with 16% in the prior year. This increase was due to increases in the generating capability at Springerville and in the percentage of retail load served on an interruptible basis. TEP seeks to maintain a reserve margin equal to its largest single hazard plus 5% of its non-coincident peak demand in accordance with guidelines established by the WSCC. The targeted reserve requirement in 1997 was 304 MW, or 17% of non-coincident peak demand. It is expected that near-term growth in demand will be met with existing resources and additional resources as discussed in Future Generating Resources below. Also, see TEP Resources below for a discussion of TEP's electric generating resources.

      TEP's total number of retail customers grew at a moderate rate in 1997. As of year-end, the number of customers increased by 1.9% compared to the five-year annual average rate of 2.6%. The growth rate in the number of retail electric customers in TEP's service territory is expected to be approximately 2.0% annually through the year 2002. Retail peak demand in TEP's service territory is expected to grow at an average annual rate of 2.7% during the same period. The average annual rate of growth of energy sales to those retail customers is anticipated to be approximately 2.0% for the remainder of the decade. On average, residential, non-mining industrial, and mining energy sales are expected to account for 35%, 28%, and 16%, respectively, of the projected sales for the remainder of the decade. The expected growth in the number of customers, retail peak demand and retail sales is based, in part, upon publicly available population and demographic studies conducted by persons or entities unaffiliated with TEP. Such statements are also based upon various assumptions including, without limitation, assumptions relating to weather, economic and competitive conditions, including the assumption that TEP will incur no significant loss of retail customers due to self-generation or retail wheeling.

      TEP has two principal mining customers. In 1997, the sales to these customers totaled approximately 16% of TEP's total retail energy sales, and their contract demands totaled approximately 12% of the 1997 retail peak demand. Revenues from sales to mining customers accounted for approximately 9% of TEP's retail revenues in 1997 and 1996 and approximately 10% in 1995. Sales to mining customers are expected to grow at a rate of approximately 1.6% over the next five years due to production facility expansions made in late 1997. However, sales to mining customers are dependent on a variety of factors including, but not limited to, changes in supply and demand factors in the international copper market and the economics of self-generation.

      TEP serves its two principal mining customers under reduced rate contracts designed to induce them to continue to purchase electricity from TEP rather than self-generate. These contracts expire after the year 2000. However, such contracts contain various provisions allowing the customers to terminate partially or entirely, under certain circumstances, provided that TEP is notified at least one and up to two years prior to such termination. No termination notices have been received by TEP. The ability to extend contracts and to avoid early termination will depend on market conditions and available alternatives. TEP expects growth in retail sales to compensate for such reduced rate contracts.

      Future markets and prices for fuel, as well as ACC decisions regarding rate design and retail wheeling, will affect the sales of electric energy. Such factors will affect customers' choice of source of supply, usage characteristics, and may affect agreements between TEP and certain contract customers (see Competition below).

    SALES FOR RESALE

      TEP makes sales for resale to others on both a firm and an interruptible basis. To the extent electric generating capacity is not being utilized in the provision of energy to TEP's retail customers, such as during off-peak periods, TEP markets this capacity and energy at wholesale. Surplus energy is sold from time to time under various power pooling arrangements. TEP currently has contracts to sell firm capacity as follows:

                               Minimum
                               Contract
   Company                    Demand MW    Contract Term
   -------                    ---------    -------------
  SRP                            100       June 1, 1991 - May 31, 2011
  NTUA (Phase I) (1)              60       July 1, 1997 - May 31, 1999
  NTUA (Phase II) (1)          40/50       June 1, 1999 - December 31, 2009
  City of Farmington (2)          25       November 1, 1997 - February 29, 2000

  ----------------------
(1) The agreement with NTUA was extended and restructured in 1997. Phase I provides for a minimum contract demand of 60 MW during the contract period. During Phase II, TEP will provide 40 MW of firm power in the summer months (May - September) and 50 MW of firm power in the winter months (October - April).
(2) The City of Farmington, New Mexico will purchase up to 25 MW of firm power during the months of November, December, January and February.

      TEP continues to actively market available excess energy in the short-term markets (hourly up to one year) and, to the extent that it is economic, commitments for available generating capacity and energy in the longer term markets (one year and longer). Competition to sell capacity is expected to remain vigorous in the next few years as a result of surplus capacity in the Southwestern United States, the restructuring of the electric utility industry in California and other western states, and the presence of a highly competitive spot market in the Western United States. Regarding the contracts described above, TEP cannot currently make any predictions about the replacement or extension of such contracts in the future.

    COMPETITION

      See Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations, Competition, for a discussion of developments regarding competition in the industry at the wholesale as well as at the retail level.


GENERATING AND OTHER RESOURCES
------------------------------

    TEP RESOURCES

     The total net generating capability owned or leased by TEP at December 31, 1997, was 1,992 MW as set forth in the following table:

                                                            Net
                                                           Capa-
                                                           bili-   Oper-     TEP'S
                        Unit                      Fuel      ly     ating     SHARE
Generating Source        No.    Location          Type      MW     Agent   %       MW
-----------------       ----    --------          ----     ----    -----   -       --
Springerville Station   1     Springerville, AZ   Coal      380     TEP   100.0    380
Springerville Station   2     Springerville, AZ   Coal      380     TEP   100.0    380
San Juan Station        1     Farmington, NM      Coal      316     PNM   50.0     158
San Juan Station        2     Farmington, NM      Coal      312     PNM   50.0     156
Navajo Station          1     Page, AZ            Coal      750     SRP   7.5       56
Navajo Station          2     Page, AZ            Coal      750     SRP   7.5       56
Navajo Station          3     Page, AZ            Coal      750     SRP   7.5       56
Four Corners Station    4     Farmington, NM      Coal      784     APS   7.0       55
Four Corners Station    5     Farmington, NM      Coal      784     APS   7.0       55
Irvington Station       1     Tucson, AZ          Gas/Oil    81     TEP   100.0     81
Irvington Station       2     Tucson, AZ          Gas/Oil    81     TEP   100.0     81
Irvington Station       3     Tucson, AZ          Gas/Oil   104     TEP   100.0    104
Irvington Station       4     Tucson, AZ          Coal/Gas/ 156     TEP   100.0    156
                                                  Oil
Internal Combustion           Tucson, AZ          Gas/Oil   218     TEP   100.0    218
  Turbines                                                                         ---
    Total Company Capiacity (1)                                                  1,992
                                                                                 =====

-------------------
(1) Excludes 235 MW of additional resources, which consists of certain other capacity purchases and interruptible retail load. At December 31, 1997, total owned capacity was 1,360 MW and leased capacity was 632 MW. Internal combustion turbines with 96 MW of capacity are leased by TEP. This lease expires in April 1998. TEP is evaluating the purchase or continued leasing of such turbines, or alternatively, the purchase of firm capacity during summer months to meet targeted reserve requirements.

        Springerville Station

      The Springerville Station consists of two coal-fired units. Springerville Unit 1 began commercial operation in 1985 and is leased and operated by TEP. Springerville Unit 2 commenced commercial operation in June 1990 and is owned by San Carlos and operated by TEP. Based on a review of generating unit capabilities and changes in certain operating procedures, the net capacity rating for each unit was increased from 360 MW to 380 MW as of January 1, 1997. Under emergency conditions, such units may be operated for up to eight hours at a net capacity of 400 MW each.

      The primary terms of the Springerville Unit 1 Leases expire on January 1, 2015. At December 31, 1997, the capitalized lease asset related to Springerville Unit 1, net of allowance and accumulated amortization, was $243 million, or $639 per kW based on a 380 MW capacity rating. At the end of the primary term, TEP may exercise fair market value purchase and renewal options. Annual lease payments for the Springerville Unit 1 Leases will range from $33 million to $176 million, averaging approximately $78 million. In 1997, the cash cost to TEP of Springerville Unit 1 capacity attributable to rent obligations and other operation and maintenance expenses was $77 million, or an average of approximately $17 per kW per month based on a 380 MW capacity rating. Such average cash cost is estimated to be approximately $20 per kW per month (approximately $93 million per year) for the period from January 1998 through December 2002 and will increase thereafter. However, due to timing differences between cash and accrued expenses, capacity costs attributable to rent obligations and other operation and maintenance expenses were accrued in TEP's financial statements during 1997 at an average of approximately $21 per kW per month, or $94 million for the year, before amortization of the regulatory allowance and related interest expense. The estimated expense is expected to average approximately $21 per kW per month (approximately $97 million per year) for the period from January 1998 through December 2002 and is expected to increase slightly thereafter. The 1991 Rate Order allowed TEP to recover the cost of 360 MW of capacity for Springerville Unit 1 (the then rated capacity for the unit), but limited such recovery to a rate of $15 per kW per month (approximately $65 million per year). Substantially all of the present value of disallowed Springerville Unit 1 costs was recorded as a loss in 1990, and as a result of the Financial Restructuring, an additional loss was recorded in 1992. The losses together reflect the present value of the difference between projected costs and the amount TEP is allowed to recover through the lease term ending January 1, 2015. See Note 1 of Notes to Consolidated Financial Statements, Nature of Operations and Summary of Significant Accounting Policies, Springerville Unit 1 Allowance.

      In December 1985, pursuant to the Springerville Common Facilities Leases, TEP sold and leased back a 50% interest in the Springerville Common Facilities. The sales price of such facilities was $132 million. At December 31, 1997, the capitalized lease asset related to this interest in the Springerville Common Facilities, net of accumulated amortization, was $119 million. The initial lease term for the Springerville Common Facilities Leases expires in 2017 for one owner participant and 2021 for the other two owner participants, subject to optional renewal periods and purchase options. Annual lease payments under these leases vary with changes in the interest rate on the underlying debt. Such lease payments totaled approximately $12 million per year in 1995, 1996 and 1997. Based on current interest rates, average annual lease payments would total approximately $10 million.

      Including one-half of the cost of the Springerville Common Facilities (but excluding the cost of coal-handling facilities at Springerville which were included in recoverable fuel costs), the total initial cost of Springerville Unit 2 was $838 million, or $2,328 per kW based on the previous 360 MW capacity rating. In the 1991 Rate Order, the ACC disallowed recovery from retail customers of $175 million of the book value of Springerville Unit
2. TEP recorded a loss for such disallowance in 1991. The net recoverable cost, including the leased common facilities, is $663 million or $1,842 per kW based on the previous 360 MW capacity rating.

        Irvington Station

      In January 1988, TEP began coal-fired commercial operation and entered into a sale and leaseback arrangement for Irvington Unit 4 pursuant to the Irvington Lease. The unit was sold at its cost of $152 million. At December 31, 1997, the capitalized lease asset related to Irvington Unit 4, net of accumulated amortization, was $112 million. This lease calls for annual payments which range from approximately $11 million to $14 million and which average approximately $13 million. The lease term expires in 2011, but the lease has optional renewal and purchase option provisions.

      Irvington Unit 4 (156 MW capability) has the flexibility to operate on coal, gas or fuel oil. Coal has been the primary fuel and natural gas the secondary fuel.

    SCE/TEP POWER EXCHANGE AGREEMENT

      As part of a 1992 litigation settlement, TEP and SCE agreed to a ten-year power exchange agreement. Under the agreement, which began in May 1995, SCE provides firm system capacity of 110 MW to TEP during summer months, for which TEP pays an annual capacity charge of approximately $1 million increasing annually after the year 2000 to a maximum of approximately $2 million annually. TEP is entitled to schedule firm energy deliveries from SCE during the summer (May 15 through September 15) of up to 36,300 MWh per month, and is obligated to return to SCE on an interruptible basis the same amount of energy the following winter season (November 1 through February
28). The energy provided pursuant to the exchange is expensed based upon the estimated cost of interruptible energy to be provided to SCE. Pursuant to the exchange agreement TEP received 136,508 MWh from SCE in 1997, of which 46,435 MWh was returned to SCE as of December 31, 1997.

    FUTURE GENERATING RESOURCES

      In December 1995, TEP filed an integrated resource plan pursuant to the ACC's regulations governing resource planning. In its filing TEP projected the need for an additional 128 MW of peaking resources in 1998 and additional peaking resources in the year 2002 and beyond. No need for additional base load generation facilities was forecast through the year 2010. Subsequently, TEP has delayed the need for peaking resources to 2001 through a review of net generating capabilities at Springerville and an increase in the percentage of retail load served now on an interruptible basis. TEP's reserve levels may be affected if the lease on certain gas turbines (96 MW) expires in April 1998 without an agreement to purchase or continue leasing such units. In that event, TEP would need to buy firm capacity or increase the percentage of retail load served on an interruptible basis in order to meet targeted reserve requirements.

      In the 1995 integrated resource plan TEP projected that demand-side management programs should reduce peak demand and, therefore, capacity requirements, from what they would be without such programs by 60 MW by the year 2000. As part of the integrated resource plan, TEP has committed to adding 5 MW of renewable generation resources by the year 2000.

      TEP's assessment of future generating resources is based upon the premise of a continued requirement to serve customers in TEP's retail service area. The need for all of these future resources may be affected by the ACC's rules on retail competition and TEP's ability to retain and attract customers. See Rates and Regulation, ACC Rules on Retail Competition below and Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Competition.

    OTHER PURCHASES

      In addition to generating electricity at generating stations owned or leased by TEP and the SCE/TEP Power Exchange, TEP participates in a number of interchange agreements through which it can purchase additional electric energy from other utilities. The amount of energy purchased from other utilities varies substantially from time to time depending on the demand for such energy, the cost of purchased energy as compared to TEP's cost of generating energy and the availability of such energy. Through these same agreements, TEP may also sell its surplus electric energy from time to time.

      TEP has transmission access to and/or power transaction arrangements with over 180 electric systems or suppliers, including those in the southern California markets. TEP is a member of the Southwest Reserve Sharing Group, which is comprised of a group of utilities serving customers in portions of the southwestern United States. The Southwest Reserve Sharing Group provides emergency assistance and reserve sharing among its members in order to enhance system reliability in the Desert Southwest region. TEP is also a member of the WSCC, a group of western electric systems and suppliers that works cooperatively to assure the reliability of the region's interconnected generation and transmission systems. In addition, TEP is a member of the Western Systems Power Pool, a voluntary power pooling arrangement designed to achieve more efficient use of electric generation and transmission facilities among its members. See Competition for a discussion of possible changes in transmission issues.


RATES AND REGULATION
--------------------

    GENERAL

      TEP is subject to the jurisdiction of the ACC, which has authority, among other things, to prescribe the classifications of accounts to be used and the rates and charges to be made and collected from retail customers, and to regulate the issuance of securities. The ACC also has authority to approve affiliate transactions and the establishment of holding companies and subsidiaries under ACC promulgated Affiliated Interest Rules. TEP is also subject to regulation by FERC in certain respects, including the terms and prices of sales to other utilities.

      Arizona law requires that TEP's rates for retail sales of electric energy be determined by the ACC on a "cost of service" basis and be designed to provide, after recovery of allowable operating expenses, an opportunity to earn a reasonable rate of return on "fair value rate base". Fair value rate base is, generally, determined by the ACC by reference to the original cost and the reproduction cost (in each case, net of depreciation) of utility plant in service to the extent deemed used and useful, and to various adjustments for deferred taxes and other items, plus a working capital component. Thus, over time, rate base is increased by additions to utility plant in service and reduced by depreciation and retirements of utility plant from service. Both operating expenses and fair value rate base determination are subject to the judgment of the ACC regarding prudence and recoverability. To the extent that customer choice and retail wheeling are introduced into TEP's retail service area in the future, retail rates may be changed to reflect market levels which are different from traditional "cost of service" rate levels.

      TEP's rates for wholesale sales of capacity and energy, generally, are not permitted by FERC to exceed rates determined on a cost of service basis. In the fall of 1997, TEP applied for and was granted a tariff to sell at market based rates. Rates have historically been set by the FERC in formal rate application proceedings. With respect to long-term firm sales, TEP's wholesale rates are substantially below rates determined on a fully allocated cost of service basis, but, in all instances, rates exceed the level necessary to recover fuel and other variable costs.

      The ACC consists of three commissioners, each serving a six-year term. One of the three is elected at each general election except when a vacancy occurs prior to the expiration of a commissioner's term. The present commissioners are:

   James Irvin (Republican), Chairman, started his first term in 1997.  His term expires in 2003.
   Renz D. Jennings (Democrat), began a third term in 1993.  His term expires in 1999.
   Carl J. Kunasek (Republican), began his first term in 1995. His term expires in 2001.

      Under a 1992 Arizona law, commissioners cannot serve consecutive terms and can be elected to another term only after the passing of six years after the end of their previous term as commissioners.

    HOLDING COMPANY ORDER

      On November 19, 1997, the ACC voted unanimously in favor of TEP's Notice of Intent to Organize a Public Utility Holding Company, filed with the ACC in April 1997. On January 1, 1998, TEP and UniSource Energy completed a statutory share exchange, pursuant to which the outstanding common stock of TEP was exchanged, on a share-for-share basis, for shares of UniSource Energy common stock, no par value. As a result of the transaction, TEP became a wholly-owned subsidiary of UniSource Energy.

      The ACC Order contained a number of conditions which will impact the activities of UniSource Energy, TEP, and TEP's "sister companies" (i.e., other companies owned by UniSource Energy or its affiliates). These include:

-The holding company and its subsidiaries will only conduct business activities that are part of the electric energy business (as defined therein).
-For five years from the commencement of operations of the holding company, the following proceeds will be used to reduce TEP's debt or added to TEP's equity accounts: (i) 60% of any public equity issuance by UniSource Energy; and (ii) 2% of the net after-tax profits attributable to the holding company's equity interest in TEP's sister companies.
-Until such time as TEP's equity ratio equals 37.5% of total capital
  (excluding capital lease obligations), TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings.
-TEP will target attainment of a 37.5% equity ratio in its capitalization structure for regulatory purposes by December 31, 2000. If that capital structure goal is not attained, the ACC may set rates based on TEP's actual capital structure for regulatory purposes rather than the hypothetical 37.5% equity ratio currently reflected in rates.
-The capitalization (debt and equity) of TEP's sister companies may not exceed 30% of TEP's capitalization unless otherwise approved by the ACC.

    1996 RATE ORDER

      In its order dated March 29, 1996, the ACC approved with certain modifications a rate settlement agreement which was filed with the ACC on March 8, 1996, and approved a one-time rate increase for TEP of 1.1% (approximately $6.4 million annually), effective March 31, 1996.

      The 1996 Rate Order recognizes all of Springerville Unit 2 as used and useful for ratemaking purposes so that TEP is presently recovering the operating and capital costs associated with that portion of the generating unit not previously included in rates. See Note 2 of the Notes to Consolidated Financial Statements, 1996 Rate Order. The 1996 Rate Order and approved settlement agreement also establish a rate moratorium period for TEP. TEP has committed not to file for a change in base rates prior to January 1, 2000, except for conditions or circumstances which constitute an emergency, for the sharing of benefits with customers of cost containment efforts where appropriate, or in the event TEP is acquired or merged with another company. By April 15 of each year TEP is required to provide the ACC Staff with a report quantifying TEP's cost containment efforts.

      The rates approved in the 1996 Rate Order are based on a rate of return of 6.59% on a fair value rate base of approximately $1.36 billion, or 7.72% on an original cost rate base of approximately $1.16 billion. The capital structure adopted by the ACC for rate making purposes assumes 62.5% debt and 37.5% equity. Consistent with previous ACC rate orders, TEP's leasehold interest in utility plant was reflected in rates through an allowance for rental expense, and was therefore not included in rate base.


    RATE PROPOSAL BEFORE THE ACC

      On July 9, 1997, TEP filed with the ACC a request for an annual rate reduction of $6.8 million (or 1.1%) for retail customers. This filing is in the form of a Shared Savings Proposal (SSP) which promotes a sharing of benefits with customers of cost containment efforts and the mitigation of potential stranded costs associated with the introduction of retail electric competition in Arizona. In the SSP, TEP identified approximately $23 million in annual pre-tax cost containment measures of which $20.8 million is allocable to ACC jurisdictional operation. These savings were realized primarily from renegotiated fuel contracts and TEP's Voluntary Severance Program, which reduced TEP's workforce by approximately 15%. No date has been set for formal consideration of the matter by the ACC.

      The proposed $6.8 million rate reduction represents a 50/50 sharing with customers of $13.6 million of cost containment efforts. TEP proposed that additional savings be used by TEP to mitigate potential stranded costs through accelerated amortization of retail excess capacity deferrals. Retail excess capacity deferrals represent those operating and capital costs associated with Springerville Unit 2 capacity, which were deemed by the ACC to not be recoverable in retail rates prior to the 1994 and 1996 Rate Orders. Such retail excess capacity deferrals totaled $88.7 million and $93.6 million at December 31, 1997 and 1996, respectively. The proposed $7.2 million increase in annual amortization expense for such retail excess capacity deferrals would decrease the amortization period from 20 years to 5.6 years as of December 1996. The proposed increase in amortization expense would be reflected in TEP's regulatory accounting records but would have no impact on the expenses included in TEP's financial accounting statements.

    ACC RULES ON RETAIL COMPETITION

      In December 1996, the ACC voted to adopt certain rules on retail electric competition. See Item 7. -Management's Discussion of Financial Condition and Results of Operations, Competition, Retail, for a discussion of these rules.

    FERC ORDERS ON WHOLESALE TRANSMISSION ACCESS

      In April 1996, the FERC issued two orders pertaining to wholesale transmission access. See Item 7. -Management's Discussion of Financial Condition and Results of Operations, Competition, Wholesale, for a discussion of these orders.

    OTHER RATE MATTERS

      See Utility Operations, Peak Demand and Customers and Item 7. - Management's Discussion of Financial Condition and Results of Operations, Competition, Retail for a discussion of TEP's contracts and negotiations with certain of its mining customers.

  FUEL SUPPLY
  -----------

    GENERAL

      TEP's principal fuel for electric generation is low-sulfur coal. The following table provides fuel cost information for the years 1997 through 1993:

             Cost Per Million BTU Consumed            Percentage of Total BTU Consumed
            ---------------------------------         --------------------------------
             1997   1996   1995   1994   1993         1997   1996   1995  1994   1993
            -----  -----  -----  -----  -----         ----   ----   ----  ----   ----
Coal (A)    $1.66  $1.76  $1.71  $1.75  $1.77           97%    98%    99%   98%    99%
Gas          2.74   2.24   1.69   1.86   2.76           3      2       1     2      1
All Fuels    1.68   1.77   1.71   1.75   1.79          100%   100%   100%  100%   100%

(A) The average cost per ton of coal for each of the last five years (1997 - 1993) was $31.33, $32.95, $32.11,
     $33.12, and $33.11, respectively.


    COAL

      TEP is the operator for the Springerville and Irvington generating stations. Their coal supplies are transported from northwestern New Mexico by railroad. In June 1997, TEP terminated its existing coal supply contract for the Springerville Generating Station for a $50 million fee and entered into a new contract with the same supplier, which expires in 2010, with an option to extend the term for ten years thereafter. See Note 2 and 7 of Notes to Consolidated Financial Statements, Rate Matters, Springerville Coal Contract Termination Fee and Commitments and Contingencies, Fuel Purchase Commitments. At Irvington, the contract termination date is the earlier of 2015 or the remaining life of Unit 4. The Springerville and Irvington contracts have various adjustment clauses which will affect the future cost of coal delivered. Coal reserves are expected to be sufficient to supply the estimated requirements of Springerville and Irvington for their presently estimated remaining lives. The coal quantities for the San Juan Station, a mine-mouth operation, are partially contracted through the year 2017. TEP also participates in jointly owned generating facilities under long-term contracts entered into by the operating agents. Coal supplies are surface-mined in northern Arizona and northwestern New Mexico. The contract for coal for Four Corners terminates in 2005. The coal quantities under contract for the Navajo mine-mouth coal fired generating station are expected to be sufficient to supply the estimated requirements for its presently estimated remaining life. Additional information concerning the coal contracts is set forth below:

                                                                 Average
                                                Year Contract    Sulfur    Cost Per Million BTU (A)   Coal Obtained
   Station              Coal Supplier             Terminates    Content    1997     1996       1995      From (B)
   -------              -------------           -------------   -------    ----     ----       ----   --------------
Four Corners       BHP Minerals International,       2005        0.8%     $0.95     $1.34     $1.15   Navajo Indian
                   Inc.                                                                               Tribe
San Juan           San Juan Coal Company             2017        0.8%     $1.74     $1.77     $1.76   Federal and State
                                                                                                      Agencies
Navajo             Peabody Western Coal Company      2011        0.6%     $1.13     $1.18     $1.12   Navajo and Hopi
                                                                                                      Indian Tribes
Springerville (C)  Peabody Coalsales Company       2010 (D)      0.7%     $1.77     $1.84     $1.73   Lee Ranch Coal
                                                                                                      Company
Irvington          The Pittsburg & Midway Coal       2015        0.4%     $1.99     $2.21     $2.20   Navajo Indian
                   Mining Company                                                                     Tribe and
                                                                                                      Federal and
                                                                                                      State Agencies

----------------
(A) Includes costs of transportation and handling in addition to the purchase price under the basic contract.
(B) Substantially all of the suppliers' leases extend at least as long as coal is being mined in economic quantities.
(C) Coal handling facilities costs included in Springerville fuel costs above were $0.23 per million BTU in 1997, $0.25 per million BTU in 1996, and $0.34 per million BTU in 1995.
(D) The coal contract for Springerville expires in 2010 with an option to extend the term for ten years thereafter. During the extension term, the coal supplier has the right of first refusal to match competing offers for a portion of the Springerville coal requirements.

      The Irvington coal supply contract contains take-or-pay provisions, whereby TEP is required to make certain minimum payments for a base amount of tonnage not taken at a rate of 50% of the contract price. Although TEP's present fuel requirements are generally in excess of the stated take-or-pay minimum amounts, from time to time TEP has purchased coal and natural gas in the spot market or switched fuel burn from one generating station to another in order to achieve lower overall fuel costs, while incurring take-or-pay minimum charges. During 1996 TEP purchased coal for the Irvington Station from an alternative supplier, resulting in a $4.4 million take-or-pay charge, but reducing fuel costs at Irvington. TEP incurred no take-or-pay charges in 1997 or 1995.

      TEP intends to continue to actively negotiate its fuel and transportation contracts in 1998 and in the future.

    SPRINGERVILLE COAL HANDLING FACILITIES

      Pursuant to the Springerville Coal Handling Facilities Leases, TEP is the lessee of the coal-handling facilities at Springerville under a capital lease with a remaining initial lease term of approximately 18 years with incremental extensions of five to six years depending on certain criteria at the date of each extension. At December 31, 1997, the capitalized lease asset related to the Springerville coal-handling facilities, net of accumulated amortization, was $174 million. Annual rental payments range from approximately $10 million to $28 million but average $21 million.

      TEP allocates portions of its Springerville Coal Handling Facility Lease costs to deferred expense for future recovery through rates. See Note 1 of Notes to Consolidated Financial Statements, Nature of Operations and Summary of Significant Accounting Policies, for a description of the accounting for Springerville coal handling facility lease costs. Approximately half of the expenses of the coal handling facilities, including lease costs and other operating and maintenance expenses, are charged to fuel expense and amounted to $13 million, $15 million, and $17 million in 1997, 1996 and 1995, respectively.

    GAS

      In 1997, TEP purchased a small amount of natural gas for power generation (approximately 3% of total TEP generation) from El Paso Gas Marketing, Equitable Resources Marketing, Natural Gas Clearinghouse, and Penn Union Energy Services. During 1997, TEP received natural gas sufficient to meet all of its gas fuel requirements.

  WATER SUPPLY
  ------------

      TEP believes there will be sufficient water to supply the requirements of existing and planned units of all electric generating stations in which TEP has an interest for their estimated lives. A federal contract for water at San Juan expires in 2005, and negotiations for extension are being overseen by PNM.

  ENVIRONMENTAL MATTERS
  ---------------------

    GENERAL

      TEP must operate its generating stations in accordance with numerous local, state and federal guidelines, laws, regulations and ordinances designed to preserve and enhance environmental integrity. Resource extraction and waste disposal operations are also regulated for environmental compatibility. Generally, air quality and water quality are under the most stringent regulations. Land use is also regulated. TEP believes that all of its facilities are operating in compliance with requirements currently in effect.

      Various federal, state and local laws, regulations and requirements for air quality control continue to have a significant impact on TEP. Due to the proximity of national parks, monuments, wilderness areas and Indian reservations and relatively high air quality at such locations, the principal generating units of TEP could be subject to control standards of best available control technology (BACT) and best available retrofit technology
(BART). Such standards relate to the "prevention of significant deterioration" of visibility and tall stack limitation rules.

      Arizona and New Mexico have adopted emission regulations restricting the emissions from both existing and future coal, oil and gas-fired plants. These regulations are in some instances more stringent than those adopted by the EPA.

      TEP expended $19 million during 1997 for environmental construction costs in maintaining compliance with environmental requirements. TEP estimates that it will make expenditures for environmental facilities of approximately $15 million in 1998 and $7 million in 1999. These amounts include TEP's estimated share of expenditures for improvements to the pollution control facilities at the Navajo and San Juan stations, as discussed below. TEP believes that all existing generating facilities are or will be in compliance with all existing or expected environmental regulations except as described below.

      In the fall of 1990, Congress adopted certain Federal Clean Air Act Amendments (CAAA) with respect to facility permitting and to reductions in sulfur dioxide and nitrogen oxide emissions which will affect TEP's operations. The required reductions of sulfur dioxide emissions will be implemented in two phases which are effective in 1995 and 2000, respectively. TEP is not affected by the requirements for sulfur dioxide and nitrogen oxide emissions which went into effect in 1995 (Phase I), but is subject to the requirements that go into effect January 1, 2000 (Phase II). All of TEP's generating facilities (except internal combustion turbines) are subject to the Phase II sulfur dioxide and nitrogen oxide requirements. The estimated cost of compliance with these requirements is approximately $1 million to $2 million, scheduled to be incurred between 1998 and 2000.

      In 1993 affected TEP generating units were allocated sulfur dioxide Emission Allowances based on past operational history. Beginning in the year 2000, Phase II generating station units must hold Emission Allowances (by January 30 of the year following the compliance year) equal to the level of emissions in the compliance year, or face penalties and a requirement to offset excess emissions in future years. An analysis of the Emission Allowances that were allocated to TEP shows that TEP may not have sufficient allowances to permit normal plant operation and be in compliance with the sulfur dioxide regulations once the Phase II requirements become effective due to the increase in the rated capacity at Springerville. See Generating and Other Resources, TEP Resources, Springerville Station. To the extent that TEP does not have sufficient allowances, due to increased energy output at Springerville or other factors, TEP would have to purchase additional Emission Allowances. Based upon current estimates of additional required Emission Allowances and the current market price of such allowances, TEP believes that it will be able to acquire additional required allowances and that such purchases will not have a material effect on TEP.

      Title V of the CAAA requires that more complex air quality permits be applied for and obtained for all of TEP's generating facilities. Applications have been filed for all such facilities and TEP does not anticipate (based on information and belief as to jointly owned facilities operated by others) any material problems in obtaining the required permits. TEP is required to pay an annual emission-based fee with respect to each generating facility subject to a Title V permit. The aggregate fees payable by TEP in 1998 with respect to all such facilities for emissions in 1996 are not expected to exceed $1 million, and should remain approximately the same in 1999.

      The CAAA also require multi-year studies of visibility impairment in specified areas and studies of hazardous air pollutants which relate to the necessity of future regulations of electric utility generating units. Since these activities involve the gathering of information not currently available, TEP cannot predict the outcome of these studies.

      As a result of recent and possible future changes in federal and state environmental laws, regulations and permit requirements, because of and in addition to the CAAA, TEP may incur additional costs for the purchase or upgrading of pollution control emission monitoring equipment on existing electric generating facilities and may experience a reduction in operating efficiency. There may be a need for variances from certain environmental standards and operating permit conditions until required equipment and processes for control, handling and disposal of emissions are operational and reliable. Failure to comply with any EPA or state compliance requirements may result in substantial penalties or fines which are provided for by law and which in some cases are mandatory.

    NAVAJO GENERATING STATION

      In 1991, the EPA adopted a rule for the reduction of Navajo's sulfur dioxide emissions on an annual averaging basis by 90% to address visibility impairment at Grand Canyon National Park. TEP estimates that its share of the required capital expenditures remaining as of December 31, 1997 relating to the rule's implementation will be approximately $8 million, including AFDC, through 2000.


    SAN JUAN GENERATING STATION

      In order to improve the cost efficiency of sulfur dioxide removal at the station, the existing removal process is being replaced with a new process at an estimated cost to TEP of $20 million, including AFDC, during the period 1997 through 1999. TEP estimates that its share of the required capital expenditures remaining as of December 31, 1997 relating to this process improvement will be approximately $11 million, including AFDC, through 1999.


  EMPLOYEES
  ---------

      TEP and its subsidiaries had a combined total of 1,190 employees as of December 31, 1997. Included in this total are 22 employees of subsidiaries wholly-owned by MEH, which subsidiaries were transferred from TEP to UniSource Energy on January 1, 1998.

      The IBEW 1116, which represents about 60% of the total employees, and TEP are parties to a two-year collective bargaining agreement for the period from December 1, 1996 through November 30, 1998. The collective bargaining agreement, which was negotiated with and approved by the IBEW 1116 in December 1996 for classified employees in Tucson, includes annual wage increases of 3.2% in December 1996 and 3.0% in December 1997, as well as modifications to the pension plan. This same agreement was also approved by the IBEW 1116 in January 1997 for classified employees at the Springerville location. In April 1997 the classified employees agreed to put 1.6% (or 50%) of the December 1996 negotiated across-the-board wage increase "at risk" under the terms of the Classified Incentive Program (CIP). The CIP provides for additional incentive payments based on attainment of individual, departmental and corporate goals. The employee receives the "at risk" portion of the wage increase only if individual goals are attained. In 1998 IBEW 1116 employees received additional incentive payments for achieving these goals in 1997. This program will continue in 1998 with 1.5% of the December 1997 salary increase "at risk".

  ENERGY-RELATED VENTURES
  -----------------------

      MEH Corporation (MEH) is a wholly-owned subsidiary of UniSource Energy. MEH owns all of the outstanding common stock of four subsidiaries (described below) established for the purpose of pursuing various unregulated energy-related investment opportunities.

      Nations Energy Corporation was established in 1995 for the purpose of developing and investing in independent power projects in the global energy markets. In September 1995, Nations Energy and Trigen Energy Corporation formed a limited partnership which purchased Coors Brewing Company's energy production assets. Nations Energy has a 49% interest in such partnership. In 1996, Nations Energy became actively involved in the development of the ECKG power project near the City of Kladno, Czech Republic, for which it has a 26.7% ownership option exercisable in May 1998. This project involves the upgrading and expansion of an existing coal-fired thermal and electric generating plant. In addition to these projects, Nations Energy is actively involved in the development of other investment opportunities in the global energy markets.

      Millennium Energy Holdings, Inc. holds a 50% interest in New Energy Ventures, L.L.C. Millennium exercised its option to acquire its 50% ownership interest in NEV effective September 1, 1997. NEV was organized in 1995 for the purpose of acting as a buyer's agent in procuring electric energy, performing energy services, engaging in power marketing and trading and other energy related activities. Its principal focus is in California and the Northeastern region of the United States. As of December 31, 1997, NEV had signed contracts to provide advisory and load aggregation services for customers in California having a combined electrical demand of 800 MW, which will become effective when the California market is subject to open access. NEV obtains its energy supply through purchase power contracts and spot market purchases. Also, in January 1998, NEV announced the formation of a strategic alliance with Allied Signal, Inc. to become the distributor of TurboGeneratorTM Power Systems in 14 western states. The TurboGeneratorTM is a lightweight microturbine (for applications requiring 40 kW-500 kW) which can be used for distributed generation, off-grid power generation, portable power, and cogeneration, and provides NEV with additional capabilities to provide energy options to its customer base.

      Advanced Energy Technologies, Inc. was established in May 1996. This wholly-owned subsidiary of MEH develops renewable energy and distributed generation technologies. In 1996 AET acquired a 50% ownership interest in Global Solar Energy, L.L.C., an Arizona corporation which develops and manufactures flexible thin-film photovoltaic cells. Commercial production of photovoltaic cells is scheduled to commence in 1998. Global Solar's manufacturing facility is expected to initially produce at a rate of up to 1,500 kW of solar generated electric capacity, or approximately 255,000 square-feet of photovoltaic film, per year.

      Southwest Energy Solutions, Inc. was established in January 1997. SES provides a variety of ancillary energy services to retail electric consumers including dusk to dawn lighting, service restoration, and design, engineering and construction services. SES owns all of the outstanding common stock of SWPP and SWPPI. Established in 1996, SWPP entered into a joint venture with three Mexican investment partners in July 1997 to form Sentinel Concrete Utility Poles, a domestic distributor of concrete power poles and related products. SWPP holds a 50% ownership interest in this joint venture. SWPPI holds a 50% ownership interest in Productos de Concretos Internacionales, C.V., a manufacturer and international distributor of concrete power poles and related products.

      In addition to the activities currently underway or planned for each of these subsidiaries, UniSource Energy continues to evaluate potential investment opportunities in other energy-related markets.

      In the Consolidated Balance Sheet and Consolidated Statement of Income for UniSource Energy as of December 31, 1997, investments in the energy-related ventures of MEH and its subsidiaries (included in Investments and Other Property) comprised less than 1% of total assets, while the net loss related to such investments reduced consolidated net income by 6.5% in 1997. Depending on the nature of future investment opportunities, UniSource Energy expects to make additional investments in these subsidiaries and in other energy-related ventures. Over time, investments in energy-related ventures may have a material impact on UniSource Energy's future cash flow and profitability. Pursuant to the ACC order issued in November 1997 allowing the formation of a holding company, the capitalization (debt and equity) of the subsidiaries which are the sister companies to TEP may not exceed 30% of TEP's capitalization unless otherwise approved by the ACC.




TEP's UTILITY OPERATING STATISTICS
                                                           For Years Ended December 31,
                                                 1997        1996        1995        1994        1993

Generation and Purchased Power-kWh (000)
  Remote Generation (Coal)                    9,694,152   9,784,918   8,716,513   9,341,342   8,986,350
  Local Generation (Oil, Gas & Coal)            806,819     723,232     500,958     825,385     615,100
  Purchased Power                             1,222,970     925,394     692,769     501,269     335,897

    Total Generation and Purchased Power     11,723,941  11,433,544   9,910,240  10,667,996   9,937,347
  Less Losses and Company Use                   824,072     776,436     661,901     639,278     591,412

    Total Energy Sold                        10,899,869  10,657,108   9,248,339  10,028,718   9,345,935


Sales-kWh (000)
  Residential                                 2,608,515   2,516,282   2,330,191   2,374,868   2,223,479
  Commercial                                  1,316,360   1,306,826   1,280,752   1,281,050   1,242,367
  Large Users                                 2,115,332   2,080,763   1,979,317   1,948,331   1,832,278
  Mining                                      1,193,094   1,164,140   1,147,281   1,135,424   1,090,061
  Public Authorities                            237,113     228,800     204,746     183,525     159,310

    Total - Retail Customers                  7,470,414   7,296,811   6,942,287   6,923,198   6,547,495
  Sales for Resale                            3,429,455   3,360,297   2,306,052   3,105,520   2,798,440

    Total                                    10,899,869  10,657,108   9,248,339  10,028,718   9,345,935


Operating Revenues (000)
  Residential                                  $246,251    $237,569    $218,208    $220,341    $197,368
  Commercial                                    146,377     143,623     138,294     137,508     128,688
  Large Users                                   158,266     154,547     146,409     144,677     131,858
  Mining                                         53,231      56,240      54,948      53,821      53,510
  Public Authorities                             17,531      16,949      14,952      13,435      11,464
  Other                                           2,565       2,636       2,114       1,651       1,925

    Total - Retail Customers                    624,221     611,564     574,925     571,433     524,813
  Amortization of MSR Option Gain
    Regulatory Liability                          8,105      20,053      20,053      20,053       6,053
  Sales for Resale                               97,567      84,256      75,591      99,987      93,273

    Total                                      $729,893    $715,873    $670,569    $691,473    $624,139


Customers (End of Period)
  Residential                                   287,857     282,060     273,976     266,060     258,168
  Commercial                                     28,309      28,199      27,858      27,360      26,838
  Large Users                                       664         626         620         588         551
  Mining                                              4           4           4           4           4
  Public Authorities                                 61          61          59          59          59

    Total Retail Customers                      316,895     310,950     302,517     294,071     285,620


Average Revenue per kWh Sold (cents)
  Residential                                       9.4         9.4         9.4         9.3         8.9
  Commercial                                       11.1        11.0        10.8        10.7        10.4
  Large Users and Mining                            6.4         6.5         6.4         6.4         6.3
    Total Retail Customers                          8.4         8.4         8.3         8.3         8.0

Average Revenue per Residential Customer           $865        $854        $809        $841        $776
Average kWh Sales per Residential Customer        9,159       9,050       8,641       9,066       8,739




ITEM 2. -- PROPERTIES
-------------------------------------------------------------------------------

      TEP's transmission facilities are located within the states of Arizona and New Mexico. The primary purpose of TEP's transmission facilities is to transmit electricity from TEP's remote electric generating stations at Four Corners, Navajo, San Juan and Springerville to the Tucson area for use by TEP's retail customers (see Item 1, Business, Generating and Other Resources for the location of TEP's plants). The transmission system is directly interconnected with systems operated by the following utilities:

             Utility                                 Location
             -------                                 --------
             Arizona Public Service Co.              Arizona
             Arizona Electric Power Cooperative      Arizona
             El Paso Electric Co.                    New Mexico, Texas
             Public Service Co. of New Mexico        New Mexico
             Salt River Project                      Arizona

      TEP has arrangements with approximately 180 companies, including the five listed above, which are utilized to interchange capacity and energy.

      As of December 31, 1997, TEP owned or participated in an overhead electric transmission and distribution system consisting of 511 circuit-miles of 500 kV lines, 1,122 circuit-miles of 345 kV lines, 350 circuit-miles of 138 kV lines, 440 circuit-miles of 46 kV lines and 9,643 circuit-miles of lower voltage primary lines. The underground electric distribution system was comprised of 5,071 cable-miles. Approximately 24% of the poles upon which the lower voltage lines are located are not owned by TEP. Electric substation capacity associated with the above-described electric system consisted of 173 substations with a total installed transformer capacity of 5,329,605 kVA.

      The electric generating stations (except as noted below), TEP's general office building, operating headquarters and the warehouse and service center are located on land owned by TEP in fee. The electric distribution and transmission facilities owned by TEP are located (1) on property owned in fee by TEP, (2) under or over streets, alleys, highways and other public places, the public domain and national forests and state lands under franchises, easements or other rights which, with some exceptions, are subject to termination, (3) under or over private property by virtue of easements obtained for the most part from the record holder of title, and (4) over Indian reservations under grant of easement by the Secretary of Interior or lease by Indian tribes. In most instances, no examination has been made by counsel for TEP as to the title to easements of TEP from the record holder or to the property over which the easement has been granted, or as to possible liens, encumbrances, reservations or restrictions thereon. Therefore, some of the easements and the property over which the easements have been secured may be subject to title defects and encumbered by, or subject to, mortgages and liens existing at the time the easements were acquired.

      Most of the land parcels comprising Springerville are held by TEP under a long-term surface ownership agreement with the State of Arizona.

      Four Corners and Navajo are located on properties held under easements from the United States and under leases from the Navajo Indian Tribe. TEP, individually and in conjunction with PNM in connection with San Juan, has acquired easements and leases for transmission lines and a water diversion facility located on the Navajo Indian Reservation. TEP has also acquired easements for transmission facilities, related to San Juan and Navajo, across the Zuni, Navajo and Tohono O'odham Indian Reservations.

      TEP's rights under the various easements and leases described under this heading may be subject to possible defects (including conflicting grants or encumbrances not ascertainable because of absence of or inadequacies in the recording laws or the record systems of the Bureau of Indian Affairs and the Indian tribes, the possible inability of TEP to resort to legal process to enforce its rights against certain possible adverse claimants and the Indian tribes without Congressional consent, the possible failure or inability of the Indian tribes to protect TEP's interests in, and use and occupancy of, these facilities from interference or interruption, and, in the case of the leases, possible impairment or termination under certain circumstances by Congress, the Secretary of the Interior or certain possible adverse claimants). However, these possible defects have not and are not expected to materially interfere with TEP's interest in and operation of its facilities.

      TEP leases under separate sale and leaseback arrangements the following facilities (which do not include land): (i) the coal handling facilities at Springerville; (ii) a 50% undivided interest in the Springerville Common Facilities; (iii) Springerville Unit 1 and the remaining 50% undivided interest in Springerville Common Facilities; (iv) Irvington Unit 4 and related common facilities; and (v) three internal combustion turbines having a combined net generating capability of 96 MW. See Note 5 of Notes to Consolidated Financial Statements, Long and Short-Term Debt and Capital Lease Obligations for additional information on TEP's capital lease obligations.

      Substantially all of the utility assets owned by TEP are subject to the lien of the General First Mortgage and the General Second Mortgage. Springerville Unit 2, legal title to which is held by San Carlos, is not subject to such liens.


ITEM 3. -- LEGAL PROCEEDINGS
-------------------------------------------------------------------------------

  TAX ASSESSMENTS
  ---------------

      See Contingencies  in Note 7 of Notes to Consolidated Financial
Statements.


ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------------------------

      Not Applicable.




                                   PART II

ITEM 5. -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
-------------------------------------------------------------------------------

      On January 1, 1998, TEP and UniSource Energy completed a statutory share exchange, pursuant to which the outstanding common stock of TEP was exchanged, on a share-for-share basis, for shares of UniSource Energy common stock.

      TEP
      ---

      Prior to the share exchange described above, the common stock of TEP was traded on the New York and Pacific Stock Exchanges. The following table sets forth, for the periods indicated, the high and low sale prices of TEP's common stock on the consolidated tape as reported by Dow Jones. Sale prices prior to May 20, 1996 have been adjusted to reflect the one-for-five reverse split of TEP's common stock in May 1996. No dividends were paid on common stock during such periods.

                                     Market Price per
                                      Share of Common
                    Quarter                Stock
                    -------         ------------------
                                      High       Low
                                      ----       ---
                    1997
                    ----
                    First          $16.75    $14.00
                    Second          15.38     13.88
                    Third           18.25     14.38
                    Fourth          18.19     16.19

                    1996
                    ----
                    First          $16.88    $14.38
                    Second          15.00     13.13
                    Third           17.81     12.25
                    Fourth          20.75     16.25



      On January 1, 1998, TEP became a wholly-owned subsidiary of UniSource Energy. As such, TEP's common stock is no longer publicly traded.

      UniSource Energy
      ----------------

      The common stock of UniSource Energy is listed on the New York and Pacific Stock Exchanges, and began trading under the symbol of UNS on January 2, 1998. The closing price of the common stock on the consolidated tape on February 24, 1998 was $16.875. At February 24, 1998, there were 28,204 shareholders of record of the common stock.

      See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Dividends on Common Stock.



ITEM 6. - SELECTED CONSOLIDATED FINANCIAL DATA - UNISOURCE ENERGY AND TEP
-------------------------------------------------------------------------------


                                                  1997        1996        1995        1994        1993
                                                 (In thousands - except per share data and ratios)
Summary of Operations

Operating Revenues                              $729,893    $715,873    $670,569    $691,473    $624,139
Recognition of Prior Period NOLs - Part of
  Income Taxes                                    43,443      88,638      23,282           -           -
Income (Loss) from Continuing Operations          83,572     120,852      54,905      20,740    (21,816)

Income (Loss) from Continuing Operations
  Per Average Share of Common Stock                $2.60       $3.76       $1.71       $0.65     $(0.68)

Shares of Common Stock Outstanding
  Average                                         32,138      32,136      32,138      32,145      32,109
  End of Year                                     32,139      32,139      32,138      32,145      32,145

Book Value per Share                               $6.75       $4.15       $0.39     ($1.31)     ($1.96)



Financial Position

Total Utility Plant - Net                     $1,935,513  $1,953,904  $1,978,126  $2,007,422  $2,029,764
Investments and Other Property                    78,772      69,289      52,116      12,992      62,850
Total Assets                                   2,634,409   2,568,541   2,563,461   2,730,229   2,742,932

Long-Term Debt                                 1,215,120   1,223,025   1,207,460   1,381,935   1,416,352
Capital Lease Obligations                        890,257     895,867     897,958     922,735     927,201
Common Stock Equity (Deficit)                    216,878     133,288      12,488    (42,233)    (62,973)
Total Capitalization                           2,322,255   2,252,180   2,117,906   2,262,437   2,280,580

Selected Cash Flow Data

Net Cash Flows From Operations (A)              $124,390    $151,267    $119,390    $143,616     $89,331
Construction Expenditures (B)                     71,420      66,519      59,097      62,599      48,162
Free Cash Flow (A - B)                            52,970      84,748      60,293      81,017      41,169

Ratio of Earnings to Fixed Charges                  1.39        1.25        1.21        1.10        0.81



Note:  See Item 7., Management's Discussion and Analysis of Financial Condition and Results of
Operations.



ITEM 7. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

      The following contains information regarding the operations of UniSource Energy and TEP during 1997 compared with 1996 and 1996 compared with 1995 and changes in liquidity and capital resources of the Company and TEP during 1997. Also, management's expectations of identifiable material trends are discussed herein. TEP is the principal subsidiary of UniSource Energy and accounts for substantially all of its assets, revenues and net income. Except as otherwise noted, the following information relates to both UniSource Energy and TEP.

  OVERVIEW
  --------

       Earnings declined in 1997 relative to 1996 primarily due to the lower recognition of non-cash income tax benefits in 1997. Net income was $83.6 million in 1997, compared with $120.9 million recorded in 1996 and $54.9 million recorded in 1995. Income tax benefits related to prior period net operating losses totaled $43.4 million in 1997, $88.6 million in 1996 and $23.3 million in 1995, accounting for the majority of the fluctuation in reported net income for the last three years. See Income Tax Position below. Common stock equity was $216.9 million at year-end, compared to $133.3 million as of December 31, 1996, benefiting from a fourth consecutive year of profitability.

      In addition to the reduction in income tax benefits described above, items having a one-time effect on earnings resulted in net reductions to earnings of $2.4 million in 1997 and $6.1 million in 1996. Excluding each of these one-time items from the periods in which they were recorded, ongoing net income increased by 11% to $42.6 million in 1997 from $38.3 million in 1996. The following table lists one-time items and compares 1997 operating results with 1996 results exclusive of these one-time items and the recognition of NOL carryforward benefits. See Notes 4, 7 and 9 of Notes to Consolidated Financial Statements for information pertaining to certain of these items.

                                                    1997        1996
                                                  ---------  ---------
                                                 -Thousands of Dollars-

Net Income                                          $83,572   $120,852
One-Time Items:
  Effects on Operating Income:
     Consulting Fees to New Business                  6,315          0
     Taxes Other Than Income Taxes (1)                    0      7,331
     Voluntary Severance Plan Expense - Net           2,933     10,555
  Effects on Other Income:
     Losses Related to Equity Investments in          7,758          0
       New Businesses
     Other Income - Interest Refund - Net            (2,766)         0
     Other Income - Reversal of Loss Provision      (10,154)    (8,472)
       (2)
     Other Income - Other (2)                             0     (1,064)
  Interest Expense - Other (1)                            0      1,880
  Estimated Income Taxes Associated with One-Time    (1,651)    (4,130)
    Items (3)                                      --------   --------
        Net Adjustment for One-Time Items             2,435      6,100
NOL Carryforward Benefits                           (43,443)   (88,638)
                                                   --------   --------
Total Adjustments to Net Income                     (41,008)   (82,538)
                                                   --------   --------

Net Income, as Adjusted for One-Time Items and      $42,564    $38,314
  NOL Carryforward Benefits                        ========   ========


     (1)  Adjustments related to contested sales tax assessments.
     (2)  Adjustments related to TEP's non-energy related subsidiaries.
     (3) Calculated based on composite income tax rate (state and federal) of 40.4%.

      Despite improvements in financial performance, the Company's and TEP's financial prospects continue to be subject to significant regulatory, economic, and other uncertainties, some of which are beyond the Company's and TEP's control. These uncertainties include the extent to which TEP, due to continued high financial and operating leverage, can alter operations and reduce costs in response to industry changes or unanticipated economic downturns. The Company's and TEP's success will depend, in part, on TEP's ability to contain the costs of serving retail customers and the level of sales to such customers. Until the uncertainties surrounding the introduction of retail competition in Arizona are resolved, predicting the level of TEP's future energy sales and the composition of its future revenues is more difficult than projecting for a fully regulated market. However, it is likely that some form of retail competition will exist in the next five years. See Competition, Retail below. TEP may be required to unbundle segments of its services. In a deregulated environment, revenues from sales of energy may become less certain although revenues from transmission and distribution services will likely continue to grow. Even in a deregulated environment, TEP will continue to benefit from the anticipated population and economic growth in the Tucson area through increased revenues from distribution services.

      The Company is addressing the uncertainties discussed above and is positioning itself to benefit from the changing regulatory environment. The Company is implementing enhanced cost measurement and management techniques, re-engineering functions at TEP, extending contracts for large wholesale and retail customers, and developing new entities to provide energy services to markets beyond TEP's retail service territory. See Utility Operations, Sales for Resale; Fuel Supply, Coal; Rates and Regulation, Rate Proposal Before the ACC; and Investments in Energy-Related Ventures.

      During 1997, the Company made significant progress in the implementation of its financial strategy to extend maturities of long-term debt and letters of credit and to reduce its exposure to variable interest rates. TEP refinanced $276 million of long-term variable rate debt obligations at fixed rates in 1997. As a consequence, TEP's balance of variable rate debt supported by letters of credit fell from $805 million at December 31, 1996 to $529 million as of December 31, 1997. With the negotiation of a new bank Credit Agreement in 1997 to replace the MRA, TEP extended its revolving credit availability to 2002 and extended expiration dates on letters of credit supporting $429 million in variable rate debt obligations to 2002. Long-term debt obligations totaling $192 million are currently scheduled to mature between 1999 and 2003. TEP plans to refinance a substantial portion of these obligations during 1998. See Financing Developments, TEP Financing Authority, below.

      Despite the improvements described above, the Company's and TEP's capital structure remains highly leveraged. Although TEP was able to refinance and extend the maturities of certain debt obligations at favorable rates and terms in 1997, there can be no assurances that continued access to the capital markets at such rates and terms will be available. Despite the reduction in variable rate debt obligations in 1997, TEP's earnings and cash flow would still be affected by changes in interest rate levels on its remaining variable rate debt.

      Dividend payment restrictions contained in certain of TEP's debt agreements currently prohibit dividend payments from TEP to UniSource Energy, thereby limiting cash flow at UniSource Energy and its ability to pay dividends. See Dividends on Common Stock below.

       During the next twelve months, TEP expects to be able to fund operating activities and construction expenditures with internal cash flows, existing cash balances, and, if necessary, borrowings under the Revolving Credit. Net cash flows from operating activities were $124.4 million in 1997, $151.3 million in 1996 and $119.4 million in 1995. After capital expenditures, scheduled debt maturities and payments to retire capital lease obligations, net cash flows available for other investing and financing activities were $38.1 million in 1997, $36.9 million in 1996, and $25.9 million in 1995. As of February 24, 1998, cash balances, including cash equivalents for UniSource Energy, were approximately $131 million, of which $89 million was held by TEP and its consolidated subsidiaries.


COMPETITION
-----------

     WHOLESALE

      TEP competes with other utilities, marketers and independent power producers in the sale of electric capacity and energy in the wholesale market. TEP's prices for wholesale sales of capacity and energy, generally, are not permitted to exceed rates determined on a cost of service basis. In the fall of 1997, TEP applied for and was granted a tariff to sell at market-based rates. This tariff permits TEP to meet market competition. In the current market, wholesale prices are substantially below costs determined on a fully allocated cost of service basis, but, in all instances, wholesale sales have been made at prices which exceed the level necessary to recover fuel and other variable costs. It is expected that competition to sell capacity will remain vigorous, and that prices may remain depressed for at least the next several years, due to increased competition and surplus capacity in the southwestern United States. Competition for the sale of capacity and energy is influenced by many factors, including the availability of capacity in the southwestern United States, the availability and prices of natural gas and oil, spot energy prices and transmission access. In addition, the Energy Policy Act of 1992 has promoted increased competition in the wholesale electric power markets by encouraging the participation of utility affiliates, independent power producers and other non-utility participants in the development of power generation.

      The FERC issued two orders pertaining to transmission access in April 1996. FERC Order No. 888, among other things, requires all public utilities that own, control, or operate interstate transmission facilities to offer transmission service to others under a single tariff that incorporates certain minimum terms and conditions of transmission service established by the FERC. This tariff must also be used by public utilities for their own wholesale market transactions. Transmission and generation services for new wholesale service are to be unbundled and priced separately. FERC Order No. 889 requires transmission service providers to establish or participate in an open access same-time information system (OASIS) that provides information on the availability of transmission capacity to wholesale market participants. The order also establishes standards of conduct that are designed to prevent employees of a public utility engaged in marketing functions from obtaining preferential access to OASIS-related information or from engaging in unduly discriminatory business practices. TEP is in compliance with the requirements of FERC Orders 888 and 889.

      TEP and several other electric utilities located in the southwestern United States have recently begun to investigate the feasibility of forming an independent system operator for the region. It is presently contemplated that such an organization, if formed, would be responsible for ensuring transmission reliability and nondiscriminatory access to the regional transmission grid. All of the major transmission owners in the Southwest, as well as a number of users of the transmission system, are involved in the feasibility study. Three sets of public meetings were held in order to obtain public input to the study. The initial feasibility study was completed in September 1997 and the participants have begun the detailed developmental work. The formation of an independent system operator would be subject to approval by the FERC and state regulatory authorities in the region. The financial aspects of forming an independent system operator, including the potential effects on TEP's future results of operations, will be examined as part of the development work.

    RETAIL

      Under current law, TEP is not in direct competition with any other regulated electric utility for electric service in TEP's retail service territory. However, TEP does compete against gas service suppliers and others who may provide energy services which would be substitutes for, or permit bypass of, TEP's services. In addition, in December 1996, the ACC adopted rules that, if implemented, require a phase-in of retail electric competition in Arizona over a four year period beginning January 1, 1999.

      TEP actively markets energy and customized energy-related services to meet customer needs. TEP has to date lost no customers to self-generation in part because of such efforts. For example, TEP's two principal mining customers, which provide approximately 9% of TEP's total annual revenues from retail customers, each have executed new contracts and/or amendments that included, among other things, price reductions, term extensions, and the provision of interruptible service. Contracts with TEP's two principal mining customers are scheduled to expire in March 2001 and January 2003. Early terminations of the contracts by mining customers require at least one and up to two years prior notice. No such notices have been received.

      In December 1996, the ACC voted to adopt certain rules on retail electric competition. The rules, if implemented, would require each "Affected Utility" (TEP, APS, Citizens Utilities Company, and several electric cooperatives) to open its retail service area to competing electric service providers on a phased-in basis over the period 1999 to 2003. Beginning no later than January 1, 1999, retail customers representing at least 20% of each Affected Utility's 1995 peak demand would be eligible to choose their electric service provider from companies certificated by the ACC. Beginning no later than January 1, 2001, retail customers representing at least 50% of each Affected Utility's 1995 peak demand would be eligible to choose their service provider. All remaining retail customers would then be eligible to choose from certificated service providers by January 1, 2003.
It is currently unclear which customers would make up those eligible during the transition years. Electric service providers would include Affected Utilities as well as other entities (including power marketers and out-of-state utilities) that apply for and receive a certificate of convenience and necessity from the ACC. Under the rules, Affected Utilities would be required to provide distribution wheeling services (i.e., retail wheeling) at rates approved by the ACC in order to facilitate sales by competing energy providers. Such wheeling services would involve the transmission of energy produced by other entities over TEP's transmission and distribution system to consumers located in TEP's present retail service area. While retail wheeling would expose TEP's service area to increased competition for energy sales, it would also open additional retail markets into which TEP may sell its electric power, since each of the Affected Utilities would be eligible to offer electric service to customers of other certificated entities within Arizona. Until such time as the ACC determines that retail competition has been substantially implemented, each Affected Utility would also be required to provide standard offer bundled service equivalent to the services currently being provided at regulated rates to all consumers located in their current retail service areas. Participation in competitive retail markets by other electric utilities which are not regulated by the ACC, such as the Salt River Project and certain municipal utilities, would be permitted, under the ACC's rules, on a similar reciprocal basis (i.e., these utilities would have to allow their service territories to be similarly open to competing service providers), pursuant to an intergovernmental agreement with the ACC.

      The rules, as adopted by the ACC, specify that the ACC would allow the recovery of unmitigated stranded costs by Affected Utilities. Stranded cost is defined in the rules as the net difference between the value of prudent jurisdictional assets and obligations under traditional regulation and the market value of those assets and obligations in a competitive retail market. In order to recover stranded costs, utilities would have to demonstrate to the ACC that they have taken every feasible, cost-effective measure to mitigate or offset stranded costs, and utilities would have to file estimates of unmitigated stranded costs with the ACC which are fully supported by analyses and records of market transactions undertaken by willing buyers and sellers. Furthermore, Affected Utilities would have to seek ACC approval of distribution charges or other means of recovering unmitigated stranded costs from customers who reduce or terminate service as a direct result of retail competition. The rules specify that other issues related to the analysis and recovery of stranded costs would be examined by a working group following adoption of the rules.

      Pursuant to the rules, working groups were formed to analyze various issues related to retail competition. Each working group consisted of members representing a wide variety of interests including the ACC Staff, consumers, Affected Utilities, and potential new service providers. Separate working groups were established to investigate issues related to the quantification and recovery of stranded costs, the unbundling of utility services and rates, the maintenance of system reliability and safety, the methods to be used in determining consumer participation during the early phase-in periods, and certain legal issues related to the rules. Reports by the working groups have been delivered to the ACC.

      In January 1998, TEP filed with the ACC its position regarding stranded cost recovery. TEP believes that TEP, as well as other Affected Utilities, should have the opportunity and right to recover all of their stranded costs and that the most appropriate method of defining stranded costs would be to calculate the difference between future revenues under traditional regulation and future revenues in a competitive market.

      Hearings commenced February 9, 1998 to resolve generic issues relating to stranded cost recovery. TEP, as well as other Affected Utilities, the Residential Utility Consumer Office, the ACC staff, and various intervenors are participating in the hearings. Various proposals are being considered for quantifying unmitigated stranded costs, including the methods used to identify and value jurisdictional assets and obligations. The ACC may also consider permitting divestiture of generation assets as a means of quantifying stranded costs. Until specific guidelines for such identification and valuation have been adopted by the ACC, TEP believes that any estimate of unmitigated stranded costs would be highly speculative.

      In February 1997, TEP filed an appeal of the ACC order adopting retail electric competition rules in the Arizona Superior Court. To date, no final judgments have been entered by the Court. At the present time, TEP is unable to predict the outcome of the Superior Court appeal or the effects such rules, in their present form, would have on future results of operations.

      In 1996, legislation was passed by the Arizona Legislature requiring the establishment of a joint legislative study committee on electric industry competition. This committee was charged with studying and making recommendations on a wide variety of issues related to electric industry competition. An advisory committee on electric industry competition was also created, consisting of members representing electric consumers, electric utilities, various State offices and agencies, and other interested parties. Three subcommittees of the advisory committee were formed for purposes of evaluating the timing of retail competition, reviewing tax issues related to retail competition and identifying specific legislative actions necessary to implement retail competition. Reports have been issued and are currently under consideration by the Legislature.

      In January 1998, legislation was proposed before the Arizona Legislature regarding the implementation of electric industry competition in Arizona. This bill would require the introduction of customer choice to 20% of each utility's retail load by December 31, 1998 and to all utility retail customers by December 31, 1999.

      TEP cannot predict the outcome of the proposed legislation or whether other initiatives on industry restructuring will be proposed by the ACC or the Arizona Legislature. However, TEP believes that certain matters contained in the ACC's current rules on retail competition may require legislative changes, while other matters may require constitutional amendments. Additionally, several federal initiatives regarding retail electric competition have been introduced in Congress which, if passed, could modify, augment or preempt the actions taken by the ACC or the Arizona Legislature. TEP will continue to assess the likely impact on TEP of the ACC's rules on retail competition, proposed legislation on retail competition, and other potential market reforms. At the present time TEP is unable to predict the ultimate impact of increased retail competition on future results of operations. See Accounting for the Effects of Regulation below, and Note 1 of Notes to Consolidated Financial Statements, Nature of Operations and Summary of Significant Accounting Policies, Accounting for the Effects of Regulation for a discussion of the potential impact of increased competition on the Company's accounting policies. See Tax Exempt Local Furnishing Bonds, below for a discussion of the potential impact of increased competition on TEP's tax-exempt bond status.


INVESTMENTS IN ENERGY-RELATED VENTURES
--------------------------------------

      In the Consolidated Balance Sheet and Consolidated Statement of Income for UniSource Energy as of December 31, 1997, investments in the energy-related ventures of MEH and its subsidiaries (included in Investments and Other Property) comprised less than 1% of total assets, while the net loss related to such investments reduced consolidated net income by 6.5% in 1997. Depending on the nature of future investment opportunities, UniSource Energy expects to make additional investments in these subsidiaries and in other energy-related ventures. Over time, investments in energy-related ventures may have a material impact on UniSource Energy's future cash flow and profitability. Pursuant to the ACC order issued in November 1997 allowing the formation of a holding company, the capitalization (debt and equity) of the subsidiaries which are the sister companies to TEP may not exceed 30% of TEP's capitalization unless otherwise approved by the ACC.


  RESULTS OF OPERATIONS
  ---------------------

      In 1997, net income was $83.6 million or $2.60 per average share of common stock compared with $120.9 million or $3.76 per average share of common stock in 1996, and $54.9 million or $1.71 per average share of common stock in 1995.

      The decline in earnings in 1997 resulted primarily from the lower recognition of non-cash income tax benefits related to prior period net operating losses. Excluding the impact of the recognition of tax benefits and other one-time adjustments, on-going net income for 1997 was $42.6 million or $1.32 per share compared with $38.3 million or $1.19 per share in 1996.

      TEP accounts for substantially all of UniSource Energy's assets, revenues, and net income. The following discussion is related to TEP's utility operations, unless otherwise noted.

    RESULTS OF UTILITY OPERATIONS

        Sales and Revenues

      Retail sales and revenues are affected principally by price changes, consumption and growth factors. In 1997, customer growth had the greatest impact on the increase in retail sales and revenues.

      KWh sales to retail customers increased by 2.4% in 1997 compared to 1996. The kWh sales increase resulted from an increase in the average number of retail customers and increased sales to mining and residential customers. The average number of retail customers grew by 2.3% to 313,755 in 1997.
Usage by mining customers increased in 1997 with the addition of service to a reactivated mine.

      KWh sales to retail customers increased by 5.1% in 1996 over 1995. The increase resulted from a 3.0% increase in the average number of retail customers, increased energy consumption by industrial customers and warmer temperatures in 1996 compared with 1995.

      Revenues from sales to retail customers were 2.1% greater in 1997 over 1996 as a result of the higher kWh sales discussed above. The impact of lower average prices to large mining customers from contract renegotiations and extensions somewhat offset the effects of higher KWh sales. In 1996, revenues from sales to retail customers increased by 6.4%, benefiting from the increased KWh sales discussed above, as well as the rate increase allowed under the 1996 Rate Order.

      TEP makes sales for resale on both a firm and interruptible basis to the extent capacity is not needed for providing energy to TEP's retail customers. See Utility Operations, Sales for Resale. Rates for economy energy sales are substantially below rates determined on a fully allocated cost of service basis, but, in all instances, rates exceed the level necessary to recover fuel and other variable costs. KWh sales for resale increased by 2% in 1997 compared with 1996 while revenues from sales for resale increased by 16% for the same period, driven by higher market prices in the wholesale energy market. Factors contributing to the higher market prices include higher natural gas prices, increased demand due to warmer temperatures in the southwestern United States in the third quarter of 1997, WSCC imposed restrictions on the Pacific Intertie (limiting energy availability from hydro-electric resources in the Northwest in the third quarter of 1997), and a reduction in regional generating capacity resulting from planned and forced outages of generating facilities in the Southwestern United States in the first half of 1997.

      In 1996, KWh sales for resale increased by 46% while the related revenues increased by 11% over 1995. Revenues did not increase proportionately with the increase in kWh sales with the loss of demand revenues attributable to the expiration of a firm power sale agreement with Nevada Power Company in December 1995.

      Non-cash revenue from the Amortization of the MSR Option Gain Regulatory Liability was $11.9 million lower in 1997 than in 1996. This regulatory liability was fully amortized as of May 1997.

    Operating Expenses

      Fuel and Purchased Power expense increased in 1997 relative to 1996 because of increased energy requirements to meet increased kWh sales. Fuel and Purchased Power expense increased in 1996 over 1995 because of increased energy requirements to meet increased kWh sales and a one-time $12.2 million reduction to fuel expense recorded in 1995. This one-time non-cash reduction to fuel expense was related to the satisfaction of certain fuel contract provisions. Excluding deferred fuel expenses and the one-time $12.2 million reduction to fuel expenses in 1995, the average cost of fuel per kWh generated was 1.77 cents, 1.83 cents, and 1.77 cents for 1997, 1996, and 1995, respectively. In 1997, fuel expense included $1.9 million related to the amortization of the $50 million contract termination fee paid to TEP's major coal supplier. See Note 2 of Notes to Consolidated Financial Statements, Rate Matters, Springerville Coal Contract Termination Fee.

      Expenses related to consulting fees caused Other Operations expense to increase in 1997 compared with 1996. Such consulting fees consisted of payments to NEV made prior to the exercise in September 1997 of the option to acquire a 50% interest in NEV.

      Depreciation and Amortization expense decreased in 1997 relative to 1996 with the completion in January 1997 of a three year amortization (at a rate of $14 million per year) of Springerville Unit 2 rate synchronization costs established in the 1994 Rate Order, as well as an extension of the depreciable life for pollution control facilities as required by TEP's 1996 Rate Order. Depreciation and Amortization expense increased in 1996 compared to 1995 due to the amortization of additional Springerville Unit 2 rate synchronization costs to be recovered over a three year period pursuant to the 1996 Rate Order. See Note 2 of Notes to Consolidated Financial Statements, Rate Matters, 1996 Rate Order.

      Taxes Other Than Income Taxes decreased in 1997 versus 1996 because of a charge of $7.3 million in the third quarter of 1996 related to a court ruling on contested sales tax assessments. Lower property taxes in 1997 also contributed to the variance. See Note 7 of Notes to Consolidated Financial Statements, Tax Assessments.

      Voluntary Severance Plan Expense of $2.9 million in 1997 represents VSP expense related to post-retirement benefits other than pensions recorded in the first quarter. The $10.6 million net expense in 1996 reflects implementation of TEP's Voluntary Severance Plan in the second quarter of 1996 and related pension settlements. The VSP was accepted by approximately 200 employees, or 15% of the total workforce.

      Income tax expense included in Operating Expenses increased in 1997 compared with 1996 related to an increase in pre-tax operating income, net of interest expense.

    Other Income (Deductions)

      Income Tax benefits included in Other Income (Deductions) decreased in 1997 as a result of decreased recognition of prior period NOL benefits in 1997. The recognition of a greater amount of prior period NOL benefits also caused such income tax benefits to be higher in 1996 than in 1995. The Company and TEP recognized $43.4 million, $88.6 million, and $23.3 million of NOL benefit in 1997, 1996, and 1995, respectively. The recognition of these benefits results from a revision in the estimated amount of NOLs that the Company and TEP believe are likely to be used on future income tax returns. A significant factor, among others, considered in estimating such amount is the three year historical average book income before taxes. In future periods when such NOLs are used on tax returns, the income tax expense shown on the Company's and TEP's Consolidated Statements of Income will not be reduced to reflect such utilization.

      As of the end of December 31, 1997, on a cumulative basis, the Company and TEP had recognized in their income statement the amount of prior period NOL benefit that the Company and TEP expect to use on future income tax returns. Additional amounts of prior period NOL benefit which may be recognized in the future in the Company's and TEP's income statement are at present indeterminate due to the interplay of open tax years for which tax assessments may be made and varying expiration dates of federal and state NOL carryforwards. See Income Tax Position below.

      A Reversal of Loss Provision in the amount of $10.2 million was recorded in the second quarter of 1997 as a result of the dissolution of certain subsidiaries which formed part of TEP's former investment operations. A Reversal of Loss Provision of $8.5 million was recorded in the third quarter of 1996. The 1996 Reversal of Loss Provision relates to the satisfaction by TEP's non-energy related subsidiaries of approximately $8.5 million of short-term debt obligations through the assignment of certain finance receivables held by such subsidiaries. See Notes 4 and 5 of Notes to Consolidated Financial Statements, Consolidated Subsidiaries, TEP Subsidiaries and Long and Short-Term Debt and Capital Lease Obligations, Short-Term Debt.

      Other Income (Deductions) was lower in 1997 than in 1996 resulting from equity in losses from new business investments.

    Interest Expense

      Interest Expense on Long-Term Debt increased in 1997 over 1996 as a result of the refinancing of certain variable and fixed rate debt obligations with unsecured fixed rate debt obligations, having later maturity dates, at higher interest rates (see Financing Developments, TEP Sale of Bonds, below), as well as higher average interest rates on TEP's variable rate debt obligations. The weighted average interest rate on TEP's tax-exempt variable rate debt obligations was 3.7% in 1997 and 3.5% in 1996, excluding letter of credit fees.

      Other Interest Expense was lower in 1997 than in 1996 due to $1.9 million in interest expense incurred in the third quarter of 1996 related to the 1996 contested sales tax assessment of $7.3 million.


  ACCOUNTING FOR THE EFFECTS OF REGULATION
  ----------------------------------------

      TEP prepares its financial statements in accordance with the provisions of FAS 71. This statement requires a cost-based rate-regulated utility to reflect the effect of regulatory decisions in its financial statements. In certain circumstances, FAS 71 requires that certain costs and/or obligations be reflected in a deferral account in the balance sheet and not be reflected in the statement of income or loss until matching revenues are recognized. Therefore, the Company's and TEP's Consolidated Balance Sheets at December 31, 1997 and 1996, contain certain line items (for example, Deferred Debits - Regulatory Assets, Accumulated Deferred Investment Tax Credits Regulatory Liability, MSR Option Gain Regulatory Liability, Emission Allowance Gain Regulatory Liability, and Other Regulatory Liabilities) solely as a result of the application of FAS 71. In addition, a number of line items in the Company's and TEP's Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995 also reflect the application of FAS 71.

          If at some point in the future TEP determines that all or a portion of its regulated operations no longer meet the criteria for continued application of FAS 71, TEP would be required to adopt the provisions of FAS 101 for that portion of the operations for which FAS 71 no longer applied.
As of the date of adoption of FAS 101, TEP would be required (unless alternative regulatory recovery mechanisms were provided) to write off its regulatory assets and liabilities and would be precluded in subsequent periods from creating regulatory assets by deferring incurred costs expected to be recovered through rates in the future. Based on the balances of the regulatory assets and liabilities at December 31, 1997, TEP estimates that future adoption of FAS 101 if applied to all of the regulated operations, would result in an extraordinary loss of $181 million, which includes a reduction for the related income tax benefit of $100 million. Cash flows would not be affected by the adoption of FAS 101.

      At the present time, TEP recovers the costs of its plant assets through its regulated revenues. If in the future TEP discontinues accounting according to the provisions of FAS 71, TEP would also need to consider whether the markets in which it is then selling power will allow recovery of the costs of its plant assets. If at that time, market prices are not expected to allow TEP to recover the costs of its plant assets, additional write-downs may be required in accordance with the provisions of FAS 121.
TEP is presently unable to predict the amounts, if any, of potential future write-downs attributable to the provisions of FAS 121 under such circumstances.

      As noted in Competition, Retail above, in December 1996, the ACC voted to adopt rules on retail electric competition in Arizona. However, the ACC has not yet adopted specific guidelines for quantifying unmitigated stranded costs, including the methods used to identify and value jurisdictional assets and obligations. In February 1998 the ACC held hearings regarding stranded costs, including, but not limited to, comparisons of methods of computation of stranded costs and the appropriate level of stranded cost for which recovery should be authorized. The hearing officer is expected to issue a recommended order in the second quarter of 1998. Following the issuance of the recommended order, the ACC will determine, following an open meeting, whether to adopt the recommended order in whole or in part. The Company is unable to predict whether such an order would provide guidance as to the specific stranded costs allowable as recoverable by TEP, or whether an additional set of hearings for individual companies will be needed to determine the amounts recoverable by TEP. In addition, in January 1998, legislation was proposed before the Arizona Legislature regarding the introduction of electric industry competition in Arizona. TEP cannot predict the outcome of the proposed legislation or whether the ACC and the Arizona Legislature will propose other initiatives on industry restructuring. TEP, in reliance on previous rate orders, believes that it will recover the full costs of its investments in utility plant assets and regulatory assets. The hearing officer's recommended order or the order as finally adopted by the ACC may include language that precludes TEP from continuing to apply FAS 71 to the generation portion of its operations. If less than full recovery of stranded costs is provided, significant write-offs of assets may occur (relating to adoption of FAS 101 and application of FAS 121 as described above). Approximately 65% of the regulatory assets described in Note 1 of Notes to the Consolidated Financial Statements, Accounting for the Effects of Regulation relate to the generation portion of TEP's operations.

      Further, in response to legislative and other measures being developed in various states to deregulate the electric generation business, the Company is aware that the SEC and the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) have been reviewing the appropriateness of electric utilities continuing to account for generation transactions in accordance with FAS 71 in states where such deregulation is beginning to develop. In general, the EITF concluded that utilities are no longer subject to FAS 71 for the generation portion of their business when a deregulation plan is in place and its terms are known. The EITF also concluded that utilities can continue to carry previously recorded regulatory assets (including those related to generation) on their balance sheets if regulators have provided a regulated cash flow stream to recover the cost of their assets. The application of the EITF consensus to specific factual circumstances remains unclear.

	  Based on the consensus issued by the EITF in May and July 1997, at some point in the future, TEP may be unable to continue to apply FAS 71 to the generation portion of the business, even if TEP believes it will recover the full amount of its costs under the ACC competition phase-in plan.

      The Company and TEP are unable to predict the outcome of these matters.


  DIVIDENDS ON COMMON STOCK
  -------------------------

    UniSource Energy

      The Company's ability to pay dividends is dependent upon cash flow from its subsidiaries, TEP and MEH. TEP comprises substantially all of UniSource Energy's assets. TEP is currently precluded by restrictive covenants in certain debt agreements from declaring or paying dividends. No dividend on common stock has been declared or paid by TEP since 1989. Until such time as TEP is able to pay dividends to UniSource Energy, it is unlikely that UniSource Energy would declare and pay dividends to holders of its Common Stock.

    TEP

      So long as certain series of First Mortgage Bonds (aggregating $184 million in principal amount) are outstanding, the payment of dividends on TEP Common Stock is prohibited if certain cash flow coverage and retained earnings tests are not met. The cash flow coverage test would prevent TEP from paying dividends on its Common Stock until such time as its cash flow coverage ratio, as defined therein, is greater or equal to a ratio of 2 to 1, and the retained earnings test would permit dividend payments so long as TEP has positive retained earnings. As of December 31, 1997, TEP had a cash flow coverage ratio in excess of 3 to 1 but did not meet the retained earnings test as the accumulated deficit was $422 million. Such covenants will remain in effect until the First Mortgage Bonds of such series have been paid or redeemed. The latest maturity of such First Mortgage Bonds is in 2003. In order for TEP to pay a dividend before such maturity date, TEP would need to have positive retained earnings or redeem all outstanding First Mortgage Bonds of each series that contain such covenants or amend the supplemental mortgage indentures pertaining to such series of First Mortgage Bonds. Such an amendment would require approval by holders of 75% of all First Mortgage Bonds.

      During 1998, TEP plans to refinance or retire a substantial portion of the First Mortgage Bonds that currently prohibit the payment of dividends. See Financing Developments, TEP Financing Authority, below. TEP may also seek bondholder approval to remove or revise covenants contained in the supplemental indentures that currently prohibit the payment of dividends.

      TEP's bank Credit Agreement allows for the payment of dividends so long as TEP maintains compliance with the agreement and meets its financial covenants, including a covenant which requires TEP to maintain a minimum level of net worth. As of December 31, 1997, the required minimum net worth was $166.4 million. See Additional Restrictive Covenants, below. As of December 31, 1997, TEP was in compliance with the terms of the Credit Agreement.

      Pursuant to the ACC Holding Company Order, until such time as TEP's equity ratio equals 37.5% of total capital (excluding capital lease obligations), TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings. As of December 31, 1997, TEP's equity ratio was 15%.

      In addition to such restrictive covenants, the Federal Power Act states that dividends shall not be paid out of funds properly included in the capital account. It is unclear whether such provisions of the Federal Power Act restrict TEP from paying dividends.


  LIQUIDITY AND CAPITAL RESOURCES
  -------------------------------

    CASH FLOWS

      UniSource Energy and TEP

      Due to growth in retail sales and cost containment efforts, net cash flows from continuing operations were more than sufficient, in all three years from 1995 to 1997, to cover all construction expenditures and debt maturities.

      Net cash flows from operating activities decreased in aggregate by $27 million in 1997 compared with 1996, after giving effect to a $40 million payment to a major coal supplier in 1997 as part of a contract termination fee. See Note 2 of Notes to Consolidated Financial Statements, Rate Matters, Springerville Coal Contract Termination Fee. Excluding this contract termination fee, net cash flows from operating activities increased by $13 million to $164 million from $151 million in 1996. This increase resulted from a $27 million increase in cash receipts from retail and wholesale customers and a $12 million decrease in wages paid (net of amounts capitalized). This decrease in wages paid was related to the implementation of TEP's Voluntary Severance Plan in the second quarter of 1996. These increases to net cash flows were partially offset by a $24 million increase in fuel and purchased power payments and $15 million in cash received from the sale of emission allowances in 1996.

      Net cash outflows from investing activities were relatively unchanged in 1997 compared to 1996 as construction expenditures increased by $5 million, while investments in joint ventures decreased by $4 million.

      Net cash outflows from financing activities increased in aggregate by $3 million in 1997 compared with 1996. Despite a significant amount of debt issuance activity in 1997, the majority constituted refinancing of existing debt, with only $23 million in net new funds. See Financing Developments below. TEP also repaid the outstanding principal balance of $31 million on its Renewable Term Loan in 1997. Payments toward the retirement of capital lease obligations decreased by $23 million due primarily to a scheduled reduction in lease payments on Irvington Unit 4. Lease payments on Irvington Unit 4 totaled $8.5 million in 1997 and $28.0 million during 1996. Future scheduled lease payments on Irvington Unit 4 average approximately $13 million per year through the end of the lease term in 2011.

      As a result of activities described above, cash and cash equivalents increased by $16 million or 12% from the 1996 year-end balance of $130 million to the 1997 year-end balance of $146 million. The Company's consolidated cash balance including cash equivalents at February 24, 1998, was approximately $131 million. Of this amount, $89 million was held by TEP and its wholly-owned subsidiaries. Cash balances are invested in investment grade, money-market securities with an emphasis on preserving the principal amounts invested.

     TEP

      During 1998, TEP expects to generate sufficient internal cash flows to fund its operating activities and construction expenditures. However, TEP's cash flows are subject to variation due to changes in wholesale revenues, changes in short-term interest rates, and other factors. For example, an increase in short-term interest rates of 100 basis points (1%) would result in an approximate $5 million increase in annual interest payments at current variable debt levels. If cash flows were to fall short of expectations, TEP would rely on existing cash balances and, if necessary, borrowings under the Revolving Credit.

     UniSource Energy

      During 1998 and beyond, the Company's sources of cash will be primarily dividends from TEP (when allowed) and proceeds from the sale of securities. Potential cash requirements may include funds to provide to subsidiaries, funds to meet debt service obligations, and funds for the payment of dividends to shareholders. See Dividends on Common Stock and Financing Developments, UniSource Energy for details on these sources and uses of funds.


    FINANCING DEVELOPMENTS

     TEP Sale of Bonds

      In April 1997, the City of Farmington, New Mexico issued $80.4 million of Pollution Control Revenue Bonds for the benefit of TEP. The net proceeds made available to TEP were used in June 1997 to redeem $47.9 million principal amount of previously issued 6.25% bonds that would have matured in 2003 and $32.5 million principal amount of previously issued 6.10% bonds that would have matured in 2007. The new bonds, which are unsecured, bear interest at 6.95% and mature in 2020. In addition to extending maturities, this transaction eliminated sinking fund requirements under the previously issued bonds and resulted in the retirement of $32.5 million in collateralizing First Mortgage Bonds.

      In April 1997, the Coconino County, Arizona Pollution Control Corporation issued $36.7 million of Pollution Control Revenue Bonds for the benefit of TEP. The net proceeds loaned to TEP were used, in part, to redeem, in June 1997, $16.7 million principal amount of previously issued variable rate bonds that would have matured in 2031 and the remaining portion is being used to fund $20 million of construction costs of additional pollution abatement facilities at Navajo Generating Station. The new bonds, which are unsecured, bear interest at 7.125% and mature in 2032. The $16.7 million of previously issued bonds redeemed in this transaction were backed by a letter of credit expiring in April 1999, which was collateralized by $18.3 million aggregate principal amount of First Mortgage Bonds.

      In April 1997, the Coconino County, Arizona Pollution Control Corporation issued $14.7 million of Pollution Control Revenue Bonds for the benefit of TEP. The net proceeds loaned to TEP were used in June 1997 to redeem $14.7 million principal amount of previously issued variable rate bonds that would have matured in 2031. The new bonds, which are unsecured, bear interest at 7.00% and mature in 2032. The $14.7 million of previously issued bonds redeemed in this transaction were backed by a letter of credit expiring in April 1999, which was collateralized by $16.1 million aggregate principal amount of First Mortgage Bonds.

      In October 1997, the Industrial Development Authority of the County of Pima, Arizona issued $247.5 million of Industrial Development Revenue Bonds for the benefit of TEP. The net proceeds loaned to TEP were used in November 1997, to redeem $245 million principal amount of previously issued variable rate bonds that would have matured between 2018 and 2025 and to finance improvements to TEP's lower voltage electric transmission and distribution system in Pima County, Arizona. The new bonds, which are unsecured, were sold in three series: Series A ($22.5 million) bears interest at 6.10% and matures in 2025; Series B ($150 million) and Series C ($75 million) bear interest at 6.00% and mature in 2029. The previously issued bonds redeemed in this transaction were backed by letters of credit expiring between 2000 and 2002. One of these letters of credit was collateralized by $20.7 million aggregate principal amount of First Mortgage Bonds.

     TEP Bank Credit Agreements

      In February 1997, TEP repaid the outstanding balance of $31 million under the Renewable Term Loan under the MRA. In December 1997, the MRA was replaced with a new bank Credit Agreement (described below). Upon termination of the MRA, a release of lien was obtained for Springerville Unit 2, title to which is held by San Carlos. Second Mortgage Bonds ($50 million aggregate principal amount) held as collateral under the MRA were also returned to TEP.

      In December 1997, TEP entered into a new $544 million bank Credit Agreement to replace the credit facilities provided under the MRA. The new Credit Agreement consists of a $100 million Revolving Credit Facility for general corporate purposes and a $444 million Letter of Credit Facility to support $428.6 million aggregate principal amount of tax-exempt variable rate debt obligations. The facilities mature on December 30, 2002 and are secured by Second Mortgage Bonds ($544 million aggregate principal amount). The Credit Agreement contains certain financial covenants, including interest coverage, leverage and net worth tests. As of December 31, 1997, TEP was in compliance with such financial covenants. See Restrictive Covenants below.

      Borrowings, if any, under the Revolving Credit Facility bear interest at a variable rate consisting of a spread over LIBOR or an alternate base rate. The spread is based upon a pricing grid tied to the credit rating then in effect on TEP's senior secured debt. The annual commitment fee payable on the unused portion of the Revolving Credit Facility, as well as the fee payable on the Letter of Credit Facility, are also determined based upon TEP's credit ratings. At December 31, 1997, the commitment fee equaled 0.375% per annum, while the letter of credit fee (excluding LOC fronting fees of 0.125%) and applicable LIBOR spread equaled 1.625% per annum. TEP had no borrowings outstanding under the Revolving Credit Facility at December 31, 1997.

     TEP Financing Authority

      TEP obtained authority from the ACC in August 1997 to refinance up to $450 million of tax-exempt variable rate debt obligations. As described above in Sale of Bonds, TEP refinanced $245 million in tax-exempt variable rate debt obligations with fixed rate unsecured debt in October 1997, leaving $205 million in available refinancing authority. During the first half of 1998, TEP intends to refinance $100 million aggregate principal amount of its 1981 Series A Apache County Pollution Control Revenue Bonds and $100 million aggregate principal amount of its 1981 Series B Apache County Pollution Control Revenue Bonds. The 1981 Series A Apache Bonds are supported by letters of credit which are collateralized by Second Mortgage Bonds under the terms of TEP's Credit Agreement. The refinancing of these bonds would reduce the amount of the Letter of Credit Facility from $444 million to $341 million and reduce the amount of Second Mortgage Bonds collateralizing such LOCs by $103 million. The 1981 Series B Apache Bonds are supported by a letter of credit outside of the Credit Agreement and are collateralized by First Mortgage Bonds. The refinancing of these bonds on a fixed rate unsecured basis would eliminate a letter of credit which expires in 1999 and retire the $103 million of First Mortgage Bonds collateralizing the LOC.

      TEP also obtained authority from the ACC in 1997 to refinance up to $184 million in First Mortgage Bonds scheduled to mature between 1999 and 2003, with the issuance of new securities consisting of debt and/or equity securities. TEP intends to pursue the negotiation and consummation of such transactions during 1998 with the objective of extending maturities and eliminating restrictive covenants contained in the existing First Mortgage Bonds.

      There can be no assurance that any of the contemplated transactions will be consummated or that the terms of any transactions which are consummated will result in the realization of TEP's objectives. TEP may incur increased financing costs as a result of the completion of the proposed financings. TEP believes, however, that such costs are outweighed by related benefits, including the extension of maturities, reduction in volatility of capital costs, and elimination of certain restrictions on the payment of dividends.

     UniSource Energy

      On January 1, 1998, the Company and TEP completed a statutory share exchange, pursuant to which the outstanding common stock of TEP was exchanged, on a share-for-share basis, for the common stock of the Company. Following the share exchange, TEP transferred the stock of its subsidiary, MEH Corporation to the Company in exchange for a ten-year promissory note from UniSource Energy in the amount of $95 million. The promissory note was issued in accordance with the ACC Order authorizing the formation of the holding company. Pursuant to the ACC Order, the interest rate on the note issued to TEP is 9.78%.

      UniSource Energy plans to establish a direct stock purchase plan in the first half of 1998, pursuant to which UniSource Energy will issue up to 1,000,000 shares of common stock.

      Pursuant to the ACC Holding Company Order, 60% of the proceeds of any public equity issuance undertaken by the Company in its first five years of operations must be used to reduce TEP's debt or add to TEP's equity account.

    TAX EXEMPT LOCAL FURNISHING BONDS

     TEP has financed a substantial portion of utility plant assets with the proceeds of the issuance and sale of industrial development revenue bonds by the Industrial Development Authorities of Pima County and Apache County. The interest on these bonds is, with certain exceptions, excluded from gross income for federal tax purposes. Such exclusion is based, in part, upon the qualification of the facilities "for the local furnishing of electric energy" within the meaning of the Internal Revenue Code. Such qualification requires, among other things, that such facilities be part of a system providing electric service to the general populace of not more than two contiguous counties and that the owner or operator of such facilities be obligated to provide such service. TEP provides electric service to retail customers in the city of Tucson and environs in Pima County, Arizona and to Fort Huachuca in adjacent Cochise County.

     As of December 31, 1997, there were approximately $580 million in aggregate principal amount of local furnishing bonds outstanding. In addition, approximately $98 million aggregate principal amount of debt related to the Irvington Unit 4 lease obligation was issued on the basis of local furnishing rules. The facilities financed by TEP with the proceeds of such tax-exempt bonds include Springerville Unit 2, Irvington Unit 4, a dedicated 345-kV transmission line from Springerville Unit 2 to TEP's retail service area (the "Express Line"), and a portion of TEP's local transmission and distribution system in the Tucson metropolitan area. Although the introduction of retail competition and expanded wholesale competition could affect energy flows on TEP's system, TEP does not expect future energy flows to change in such a manner as to cause a loss of the two-county tax exemption. Additionally, TEP does not expect its system to lose its qualification as a local furnishing system as a result of the potential formation of an independent system operator (see Competition, Wholesale) or as a result of future sales of electricity on a competitive retail basis outside of the current two-county service area. However, there can be no assurance of continued qualification of the system. Should TEP's local furnishing system become disqualified, due to unanticipated changes in tax laws, industry structure, or system operations, TEP would likely be required to redeem or defease all local furnishing bonds outstanding.


  INCOME TAX POSITION
  -------------------

      At December 31, 1997, the Company and TEP had, for federal income tax purposes, approximately $437 million of NOL carryforwards expiring in 2005 through 2009; $26 million of alternative minimum tax (AMT) loss carryforwards expiring in 2008; $26 million of unused ITC, the use of which will expire during 2002 through 2005; $11 million of capital loss carryforwards which expire in 1999; and $6 million of AMT credit which will carry forward to future years. For state income tax purposes, the Company and TEP had approximately $29 million of NOL carryforwards expiring in 1998 and 1999.

      Due to the Financial Restructuring in 1992, the Company and TEP experienced a change in ownership under section 382 of the Internal Revenue Code in December 1991. As a result, the amount of taxable income for any post-change year which may be offset by pre-change NOL will be limited to the section 382 limitation. The section 382 limitation is based on the value of the Company and TEP on the ownership change date. The Company and TEP estimate an annual section 382 limit of approximately $23 million. The total section 382 limitation may be increased to the extent of gains recognized on sales of assets whose fair market value was greater than tax basis at the ownership change date, the built-in-gain. The section 382 limitation may increase by built-in-gain recognized within a period of five years after the change in ownership. During 1992 through 1996, the section 382 limitation increased by approximately $102 million of built-in-gain recognized due to asset sales. Unused section 382 limitation may be carried forward until the pre-change tax attributes expire. At December 31, 1997, the Company and TEP had pre-change federal NOL and ITC carryforwards of approximately $281 million and $26 million, respectively. Such amounts are included in the amounts disclosed in the preceding paragraph. See Note 7 of Notes to Consolidated Financial Statements, Contingencies, Income Tax Assessments, for information regarding a recent IRS challenge to the Company's and TEP's computation of the Section 382 limitation.

  RESTRICTIVE COVENANTS
  ---------------------

   GENERAL FIRST MORTGAGE COVENANTS

      TEP's General First Mortgage constitutes a first mortgage lien on and security interest in substantially all the utility plant assets of TEP. (Springerville Unit 2, title to which is held by San Carlos, is not subject to such lien and security interest.) Under the General First Mortgage, TEP may issue additional First Mortgage Bonds (a) to the extent of 60% of net additions to utility property if net earnings, as defined therein, for a specified period of 12 consecutive calendar months out of the 15 calendar months preceding the date of issuance are at least two (2.0) times the annual interest requirements on all First Mortgage Bonds to be outstanding and (b) to the extent of the principal amount of retired bonds. The net earnings test specified in clause (a) above generally need not be satisfied prior to the issuance of bonds in accordance with clause (b) above unless (x) (i) the new bonds are issued within one year after the issuance of, or more than two years prior to the stated maturity of, the retired bonds and (ii) the new bonds bear a greater rate of interest than the retired bonds or (y) the new bonds are issued in respect of retired bonds the interest charges on which have been excluded from any net earnings certificate filed with the indenture trustee since the retirement of such bonds. At December 31, 1997, TEP had the ability to issue approximately $133 million of new First Mortgage Bonds on the basis of property additions, as described above, and, in addition, TEP had the ability to issue approximately $189 million of new First Mortgage Bonds on the basis of retired bonds. However, TEP's Credit Agreement provides that the amount of outstanding First Mortgage Bonds shall not exceed $411 million, the amount outstanding as of December 31, 1997. Additionally, the Credit Agreement contains certain financial covenants which serve to limit the amount of new debt obligations TEP may issue. See Additional Restrictive Covenants below.

      See Dividends on Common Stock above for a discussion of restrictions on the payment of Common Stock dividends under the General First Mortgage.

   GENERAL SECOND MORTGAGE COVENANTS

      TEP's General Second Mortgage constitutes a second mortgage lien on and security interest in substantially all the utility plant assets of TEP (but not of San Carlos). Under the General Second Mortgage, TEP may issue additional Second Mortgage Bonds (a) to the extent of 70% of net additions to utility property if net earnings, as defined therein, for a specified period of 12 consecutive calendar months within the 16 calendar months preceding the date of issuance are at least one and three-quarters (1-3/4) times the annual interest requirements on all First Mortgage Bonds and Second Mortgage Bonds to be outstanding and (b) to the extent of the principal amount of retired Second Mortgage Bonds and First Mortgage Bonds. Issuance of Second Mortgage Bonds on the basis of an amount of retired First Mortgage Bonds reduces by the same amount the First Mortgage Bonds which could be issued under the General First Mortgage on the basis of retired bonds. The net earnings test specified in clause (a) above generally need not be satisfied prior to the issuance of bonds in accordance with clause (b) above unless (x) (i) the new bonds are issued within one year after the issuance of, or more than two years prior to the stated maturity of, the retired bonds and (ii) the new bonds bear a greater rate of interest than the retired bonds or (y) the new bonds are issued in respect of retired bonds the interest charges on which have been excluded from any net earnings certificate filed with the indenture trustee since the retirement of such bonds. At December 31, 1997, TEP had the ability to issue approximately $264 million aggregate principal amount of new Second Mortgage Bonds on the basis of net property additions as described above. Additionally, TEP had the ability to issue approximately $239 million of new Second Mortgage Bonds on the basis of retired bonds. Using an assumed interest rate of 8% per annum for the new issuances of Second Mortgage Bonds, the net earnings test would not prohibit such issuances. The issuance of such amounts of Second Mortgage Bonds assumes that no additional First Mortgage Bonds would be issued other than to refund First Mortgage Bonds outstanding at December 31, 1997. However, issuance of such amounts would be limited by financial covenants in TEP's bank Credit Agreement.

      See Financing Developments, TEP Bank Credit Agreements and Restrictive Covenants, Credit Agreement Covenants for information regarding the new Credit Agreement which is secured by $544 million in aggregate principal amount of Second Mortgage Bonds.

   CREDIT AGREEMENT COVENANTS

      On December 30, 1997, TEP entered into a new Credit Agreement to replace the facilities provided under the MRA. The Credit Agreement contains a number of restrictive covenants. The entities governed by such covenants are TEP and its Consolidated Subsidiaries (defined as San Carlos and each other Subsidiary of TEP from time to time so designated by TEP). Such restrictive covenants include, but are not limited to, covenants limiting, with certain exceptions, (i) the incurrence of additional indebtedness, (ii) the incurrence of liens, (iii) the sale of assets or the merger with or into any other entity, (iv) the ability to make restricted payments (i.e. dividends) in the event of a default, and (v) the Company's ability to enter into sale-leaseback arrangements. In addition, TEP is required to maintain certain financial covenants including (a) a minimum Consolidated Tangible Net Worth equal to the sum of $133 million plus 40% of cumulative Consolidated Net Income since January 1, 1997, (b) a minimum Cash Coverage Ratio ranging from 1.30 in 1997 and gradually increasing to 1.55 in 2002, and (c) a maximum Leverage Ratio ranging from 7.00 in 1997 and gradually decreasing to 6.20 in 2002. For the year ended December 31, 1997, TEP's Consolidated Tangible Net Worth of $216.9 million exceeded the required minimum of $166.4 million; its Cash Coverage Ratio was 1.67 and its Leverage Ratio was 6.64. See Dividends on Common Stock for a discussion of the effects of such covenants on TEP's ability to declare or pay dividends.

      See Financing Developments, TEP Bank Credit Agreements for more information regarding the new Credit Agreement.

  CONSTRUCTION EXPENDITURES
  -------------------------

      Estimated construction expenditures of TEP, including AFDC, for the five years 1998 through 2002, respectively, are $96 million, $78 million, $73 million, $59 million and $59 million. These amounts include the following:
$217 million for transmission and distribution facilities in the Tucson area; $8 million for expenditures which are necessary to upgrade pollution control facilities at Navajo (see Item 1., Business, Environmental Matters, Navajo Generating Station); $11 million for expenditures associated with the pollution control facilities at San Juan (see Item 1., Business, Environmental Matters, San Juan Generating Station); and $129 million related to existing production facilities, a small portion of which relates to the potential purchase of gas combustion turbines currently under lease by TEP. These estimated construction expenditures include costs to comply with current federal and state environmental regulations. All of these estimates are subject to continuing review and adjustment. Actual construction expenditures may vary from these estimates due to factors such as changes in business conditions, construction schedules and environmental requirements. TEP plans to fund these construction expenditures through internally generated funds.

      Also, see Notes 5 and 7 of Notes to Consolidated Financial Statements, Long and Short-Term Debt and Capital Lease Obligations, and Commitments and Contingencies, respectively.


  IMPACT OF YEAR 2000 ON COMPUTER SYSTEMS AND APPLICATIONS
  --------------------------------------------------------

      The Company has and will continue to review, test and make modifications to its computer systems and applications to ensure that its generation, transmission and distribution facilities will provide uninterrupted service and that year 2000 transactions can be processed. This review process includes its information systems, the control and embedded systems of TEP's utility plant (including that in which TEP has an ownership interest but does not have operating control), as well as the status of major vendors. The Company has identified the major vendors with which it has major alliances or dependencies upon products or services and is in the process of contacting such vendors to ascertain what plans they have to correct any problems they may face with year 2000 compliance. TEP is also involved in discussions with other electric service providers in the WSCC to evaluate potential risks associated with this issue resulting from interconnected electric and informational systems.

      At this time it is the Company's assessment that all identified modifications to systems within the Company's operating control will be made within the required time frames. The Company currently estimates that the costs associated with this project are not material to the Company's operating results. The Company can make no assurances regarding the year 2000 compliance status of systems or parties outside of the Company's direct control and the Company cannot assess the effect on the Company of non-compliance by systems or parties outside of the Company's direct control.

  SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
  ------------------------------------------

      UniSource Energy and TEP are including the following cautionary statements to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of UniSource Energy or TEP in this Annual Report on Form 10-K. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of UniSource Energy or TEP, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, UniSource Energy and TEP disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

      Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The expectations, beliefs and projections of UniSource Energy and TEP are expressed in good faith and are believed by UniSource Energy and TEP to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the records of UniSource Energy and TEP and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, some of the important factors that, in the view of UniSource Energy and TEP, could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

1. Effects of restructuring initiatives in the electric industry and other energy-related industries.

2. Changes in economic conditions, demographic patterns and weather conditions in TEP's retail service area.

3. Changes affecting TEP's cost of providing electrical service including, but not limited to, changes in fuel costs, generating unit operating performance, interest rates, tax laws, environmental laws, and the general rate of inflation.

4. Changes in governmental policies and regulatory actions with respect to allowed rates of return, financings, and rate structures.

5. Changes affecting the cost of competing energy alternatives, including changes in available generating technologies and changes in the cost of natural gas.

6. Changes in accounting principles or the application of such principles to UniSource Energy or TEP.


  ITEM 8. -- CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------------------------------------------

    See Item 14, page 76, for a list of the Consolidated Financial Statements which are included in the following pages. See Note 11 of Notes to Consolidated Financial Statements.



INDEPENDENT AUDITORS' REPORT
----------------------------

UniSource Energy Corporation and its Stockholders
Tucson Electric Power Company

We have audited the accompanying consolidated balance sheets and statements of capitalization of UniSource Energy Corporation and its subsidiaries (the Company) and Tucson Electric Power Company and its subsidiaries (TEP) as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's and TEP's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and TEP at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Tucson, Arizona
February 23, 1998






UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME              Years Ended December 31,
                                             1997        1996       1995
                                               - Thousands of Dollars -
Operating Revenues
 Retail Customers                        $ 624,221   $ 611,564   $ 574,925
 Amortization of MSR Option Gain
  Regulatory Liability                       8,105      20,053      20,053
 Sales for Resale                           97,567      84,256      75,591
                                         ----------  ----------  ----------
    Total Operating Revenues               729,893     715,873     670,569
                                         ----------  ----------  ----------
Operating Expenses
 Fuel and Purchased Power                  216,163     208,808     167,989
 Capital Lease Expense                     103,914     104,087     105,368
 Amortization of Springerville
  Unit 1 Allowance                         (28,037)    (29,090)    (28,432)
 Other Operations                          107,199      97,555      99,883
 Maintenance and Repairs                    36,657      36,449      41,801
 Depreciation and Amortization              86,405      98,246      93,136
 Taxes Other Than Income Taxes              51,339      61,902      58,733
 Voluntary Severance Plan Expense - Net      2,933      10,555           -
 Income Taxes                               19,297       9,795       8,920
                                         ----------  ----------  ----------
    Total Operating Expenses               595,870     598,307     547,398
                                         ----------  ----------  ----------
      Operating Income                     134,023     117,566     123,171
                                         ----------  ----------  ----------
Other Income (Deductions)
 Income Taxes                               41,401      91,950      29,356
 Reversal of Loss Provision                 10,154       8,472           -
 Interest Income                             8,565       6,271       8,222
 Deferred Springerville Unit 2 Carrying
  Costs                                          -         286       1,127
 Other Income (Deductions)                  (6,370)     (1,020)      2,826
                                         ----------  ----------  ----------
    Total Other Income (Deductions)         53,750     105,959      41,531
                                         ----------  ----------  ----------
Interest Expense
 Long-Term Debt                             63,573      59,647      69,174
 Interest Imputed on Losses Recorded at
  Present Value                             32,657      32,599      32,633
 Other Interest Expense                      7,971      10,427       7,990
                                         ----------  ----------  ----------
    Total Interest Expense                 104,201     102,673     109,797
                                         ----------  ----------  ----------
Net Income                               $  83,572   $ 120,852   $  54,905
                                         ==========  ==========  ==========
Average Shares of
 Common Stock Outstanding (000)             32,138      32,136      32,138
                                         ==========  ==========  ==========
Basic Earnings per Share                 $    2.60   $    3.76   $    1.71
                                         ==========  ==========  ==========
Diluted Earnings per Share               $    2.59   $    3.75   $    1.70
                                         ==========  ==========  ==========


See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS             Years Ended December 31,
                                                1997      1996      1995
                                               - Thousands of Dollars -
Cash Flows from Operating Activities
  Cash Receipts from Retail Customers         $664,294  $653,933  $616,064
  Cash Receipts from Sales for Resale           96,569    80,123    80,415
  Fuel and Purchased Power Costs Paid         (203,713) (180,134) (167,672)
  Wages Paid, Net of Amounts Capitalized       (61,369)  (73,184)  (63,412)
  Payment of Other Operations and
   Maintenance Costs                           (83,814)  (76,529)  (75,504)
  Capital Lease Interest Paid                  (83,019)  (84,383)  (83,986)
  Interest Paid, Net of Amounts Capitalized    (65,848)  (70,275)  (78,743)
  Taxes Paid, Net of Amounts Capitalized       (99,126) (103,079) (120,759)
  Contract Termination Fee Paid                (40,000)        -         -
  Emission Allowance Inventory Purchases       (11,503)  (12,340)   (4,190)
  Emission Allowance Inventory Sales                 -    14,710    11,255
  Interest Received                              8,152     6,342     7,882
  Income Taxes Paid                               (984)   (1,566)   (1,960)
  Other                                          4,751    (2,351)        -
                                              --------- --------- ---------
    Net Cash Flows - Operating Activities      124,390   151,267   119,390
                                              --------- --------- ---------
Cash Flows from Investing Activities
  Construction Expenditures                    (71,420)  (66,519)  (59,097)
  Purchase of Debt Securities                        -         -   (17,697)
  Investments in and Loans to Joint Ventures    (4,998)   (9,173)  (12,429)
  Other Investments - Net                        1,583       240     3,321
                                              --------- --------- ---------
    Net Cash Flows - Investing Activities      (74,835)  (75,452)  (85,902)
                                              --------- --------- ---------
Cash Flows from Financing Activities
  Proceeds from Issuance of Long-Term Debt     379,270    31,400         -
  Undrawn Long-Term Debt Proceeds Held by
   Trustee                                      (5,309)        -         -
  Proceeds from Borrowings Under the
   Renewable Term Loan                               -    14,000         -
  Payments to Retire Long-Term Debt           (357,310)  (26,275)  (36,507)
  Payments on Renewable Term Loan              (31,000)  (14,000) (143,060)
  Payments to Retire Capital Lease Obligations (13,229) (36,292) (17,231) Payments for Credit Agreement and Debt
   Issuance Costs                               (7,470)     (804)        -
  Other                                          1,458     1,353       252
                                              --------- --------- ---------
    Net Cash Flows - Financing Activities      (33,590)  (30,618) (196,546)
                                              --------- --------- ---------
Net Increase (Decrease) in
 Cash and Cash Equivalents                      15,965    45,197  (163,058)
Cash and Cash Equivalents, Beginning of Year   130,291    85,094   248,152
                                              --------- --------- ---------
Cash and Cash Equivalents, End of Year        $146,256  $130,291  $ 85,094
                                              ========= ========= =========

See Notes to Consolidated Financial Statements.





UNISOURCE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                         December 31,
                                                       1997        1996
                                                   - Thousands of Dollars -

ASSETS
Utility Plant
  Plant in Service                                  $2,194,150  $2,129,205
  Utility Plant Under Capital Leases                   893,064     893,064
  Construction Work in Progress                         72,404      74,210
                                                    ----------- -----------
    Total Utility Plant                              3,159,618   3,096,479
  Less Accumulated Depreciation and Amortization      (982,621)   (922,947)
  Less Accumulated Amortization of Capital Leases      (73,728)    (56,240)
  Less Springerville Unit 1 Allowance                 (167,756)   (163,388)
                                                    ----------- -----------
    Total Utility Plant - Net                        1,935,513   1,953,904
                                                    ----------- -----------
Investments and Other Property                          78,772      69,289
                                                    ----------- -----------
Current Assets
  Cash and Cash Equivalents                            146,256     130,291
  Accounts Receivable                                   71,225      65,905
  Materials and Fuel                                    34,005      30,356
  Deferred Income Taxes - Current                       14,910      10,223
  Other                                                 23,653      14,026
                                                    ----------- -----------
    Total Current Assets                               290,049     250,801
                                                    ----------- -----------
Deferred Debits - Regulatory Assets
  Income Taxes Recoverable Through Future Rates        170,034     173,731
  Deferred Springerville Common Facility Costs          58,222      60,762
  Deferred Contract Termination Fee                     48,077           -
  Deferred Springerville Unit 2 Costs                   11,590      21,260
  Deferred Lease Expense                                11,571      15,067
  Other Deferred Regulatory Assets                      11,089       8,004
Deferred Debits - Other                                 19,492      15,723
                                                    ----------- -----------
    Total Deferred Debits                              330,075     294,547
                                                    ----------- -----------
Total Assets                                        $2,634,409  $2,568,541
                                                    =========== ===========

See Notes to Consolidated Financial Statements.













UNISOURCE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                         December 31,
                                                       1997        1996
                                                   - Thousands of Dollars -
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock Equity                               $  216,878  $  133,288
  Capital Lease Obligations                            890,257     895,867
  Long-Term Debt                                     1,215,120   1,223,025
                                                    ----------- -----------
    Total Capitalization                             2,322,255   2,252,180
                                                    ----------- -----------

Current Liabilities
  Short-Term Debt                                            -       3,567
  Current Obligations Under Capital Leases              14,552      10,383
  Current Maturities of Long-Term Debt                     500       1,635
  Accounts Payable                                      34,909      28,806
  Interest Accrued                                      64,812      57,404
  Taxes Accrued                                         24,397      24,007
  Contract Termination Fee Payable                      10,000           -
  Other                                                 19,051      15,614
                                                    ----------- -----------
    Total Current Liabilities                          168,221     141,416
                                                    ----------- -----------

Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    77,606      96,422
  Accumulated Deferred Investment Tax Credits
   Regulatory Liability                                 11,905      15,188
  MSR Option Gain Regulatory Liability                       -       7,853
  Emission Allowance Gain Regulatory Liability          17,591      17,596
  Other                                                 36,831      37,886
                                                    ----------- -----------
    Total Deferred Credits and Other Liabilities       143,933     174,945
                                                    ----------- -----------
Commitments and Contingencies (Note 7)
Total Capitalization and Other Liabilities          $2,634,409  $2,568,541
                                                    =========== ===========








See Notes to Consolidated Financial Statements.









UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                          December 31,
                                                        1997        1996
COMMON STOCK EQUITY                                 - Thousands of Dollars -
 Common Stock--No Par Value    1997         1996
                           -----------  -----------
  Shares Authorized         75,000,000   75,000,000
  Shares Outstanding        32,139,434   32,138,491
  Warrants Outstanding*              -            - $  638,904  $  638,886
 Accumulated Deficit                                  (422,026)   (505,598)
                                                    ----------- -----------
    Total Common Stock Equity                          216,878     133,288
                                                    ----------- -----------
PREFERRED STOCK
 No Par Value, 1,000,000 Shares Authorized,
 None Outstanding                                            -           -

CAPITAL LEASE OBLIGATIONS
 Springerville Unit 1                                  483,421     474,523
 Springerville Coal Handling Facilities                168,959     172,424
 Springerville Common Facilities                       127,986     131,743
 Irvington Unit 4                                      121,150     122,818
 Other Leases                                            3,293       4,742
                                                    ----------- -----------
   Total Capital Lease Obligations                     904,809     906,250
   Less Current Maturities                             (14,552)    (10,383)
                                                    ----------- -----------
    Total Long-Term Capital Lease Obligations          890,257     895,867
                                                    ----------- -----------
LONG-TERM DEBT
                                        Interest
 Issue                     Maturity        Rate
-----------------------------------------------------
First Mortgage Bonds
  Corporate               1999 - 2009 7.55% to 8.50%   165,000     165,000
                             2000         12.22%        78,750      78,750
  Industrial Development  2006 - 2021 6.10% to 7.50%
   Revenue Bonds (IDBs)               and variable***  164,000     248,400
Second Mortgage Bonds
  Industrial Development
   Revenue Bonds (IDBs)** 2018 - 2022 variable***      428,600      50,000
Other Secured IDBs****    2018 - 2022 variable***            -     603,600
Unsecured IDBs            2020 - 2032 6.00% to 7.13%   379,270      47,910
Renewable Term Loan          1997     variable***            -      31,000
                                                    ----------- -----------
   Total Stated Principal Amount                     1,215,620   1,224,660
   Less Current Maturities                                (500)     (1,635)
                                                    ----------- -----------
    Total Long-Term Debt                             1,215,120   1,223,025
                                                    ----------- -----------
Total Capitalization                                $2,322,255  $2,252,180
                                                    =========== ===========




(continued on next page)

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION (Continued)


* There are 12,054,278 Warrants outstanding to purchase common stock of TEP, a wholly-owned subsidiary of the Company. The exercise terms are 5 Warrants plus an exercise price of $16 for each share of TEP common stock. The Warrants are currently exercisable and expire in 2002.

** These IDBs outstanding at December 31, 1997 are backed by LOCs under TEP's new Credit Agreement. TEP's obligations under the new Credit Agreement are secured with Second Mortgage Bonds. See Note 5. The $50 million in Second Mortgage Bonds at December 31, 1996 reflects security provided for LOCs under the MRA.

*** Interest rates on variable rate tax-exempt debt (IDBs) ranged from 2.50% to 5.20% during 1997 and 1996, and averaged 3.70% in 1997 and 3.50% in 1996. Interest rates on the Renewable Term Loan ranged from 5.80% to 6.40% in 1997 and 1996, and averaged 6.00% in 1997 and 1996.

**** These IDBs outstanding at December 31, 1996 were backed by LOCs under the MRA. The MRA was secured in part by a lien on Springerville Unit 2, title to which is held by San Carlos.


   See Notes to Consolidated Financial Statements.

































UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                   Accumulated
                                       Common      Earnings
                                       Stock       (Deficit)
                                ------------------------------------
                                      - Thousands of Dollars -

Balances at December 31, 1994         $639,122     $(681,355)
1995 Net Income                              -        54,905
10,509 Shares Purchased by Deferred
 Compensation Trust                       (184)            -
                                      ---------    ----------
Balances at December 31, 1995          638,938      (626,450)
1996 Net Income                              -       120,852
2,886 Shares Issued Under Stock
 Option Plans                               47             -
2,265 Shares Distributed by Deferred
 Compensation Trust                         33             -
3,881 Additional Shares Issued Under
 Reverse Stock Split for Shareholders
 with Fractional Shares                      -             -
8,802 Shares Purchased by Deferred
 Compensation Trust                       (132)            -
                                      ---------    ----------
Balances at December 31, 1996          638,886      (505,598)
1997 Net Income                              -        83,572
6,630 Shares Issued Under Stock
 Option Plans                              108             -
3,996 Shares Distributed by Deferred
 Compensation Trust                         62             -
9,683 Shares Purchased by Deferred
 Compensation Trust                       (152)            -
                                      ---------    ----------
Balances at December 31, 1997         $638,904     $(422,026)
                                      =========    ==========

See Note 6. Dividend and Loan Restrictions for discussion of restrictions on the Company's ability to pay dividends.

See Notes to Consolidated Financial Statements.
















TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF INCOME              Years Ended December 31,
                                             1997        1996       1995
                                               - Thousands of Dollars -
Operating Revenues
 Retail Customers                        $ 624,221   $ 611,564   $ 574,925
 Amortization of MSR Option Gain
  Regulatory Liability                       8,105      20,053      20,053
 Sales for Resale                           97,567      84,256      75,591
                                         ----------  ----------  ----------
    Total Operating Revenues               729,893     715,873     670,569
                                         ----------  ----------  ----------
Operating Expenses
 Fuel and Purchased Power                  216,163     208,808     167,989
 Capital Lease Expense                     103,914     104,087     105,368
 Amortization of Springerville
  Unit 1 Allowance                         (28,037)    (29,090)    (28,432)
 Other Operations                          107,199      97,555      99,883
 Maintenance and Repairs                    36,657      36,449      41,801
 Depreciation and Amortization              86,405      98,246      93,136
 Taxes Other Than Income Taxes              51,339      61,902      58,733
 Voluntary Severance Plan Expense - Net      2,933      10,555           -
 Income Taxes                               19,297       9,795       8,920
                                         ----------  ----------  ----------
    Total Operating Expenses               595,870     598,307     547,398
                                         ----------  ----------  ----------
      Operating Income                     134,023     117,566     123,171
                                         ----------  ----------  ----------
Other Income (Deductions)
 Income Taxes                               41,401      91,950      29,356
 Reversal of Loss Provision                 10,154       8,472           -
 Interest Income                             8,565       6,271       8,222
 Deferred Springerville Unit 2 Carrying
  Costs                                          -         286       1,127
 Other Income (Deductions)                  (6,370)     (1,020)      2,826
                                         ----------  ----------  ----------
    Total Other Income (Deductions)         53,750     105,959      41,531
                                         ----------  ----------  ----------
Interest Expense
 Long-Term Debt                             63,573      59,647      69,174
 Interest Imputed on Losses Recorded at
  Present Value                             32,657      32,599      32,633
 Other Interest Expense                      7,971      10,427       7,990
                                         ----------  ----------  ----------
    Total Interest Expense                 104,201     102,673     109,797
                                         ----------  ----------  ----------
Net Income                               $  83,572   $ 120,852   $  54,905
                                         ==========  ==========  ==========


See Notes to Consolidated Financial Statements.








TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS             Years Ended December 31,
                                                1997      1996      1995
                                               - Thousands of Dollars -
Cash Flows from Operating Activities
  Cash Receipts from Retail Customers         $664,294  $653,933  $616,064
  Cash Receipts from Sales for Resale           96,569    80,123    80,415
  Fuel and Purchased Power Costs Paid         (203,713) (180,134) (167,672)
  Wages Paid, Net of Amounts Capitalized       (61,369)  (73,184)  (63,412)
  Payment of Other Operations and
   Maintenance Costs                           (83,814)  (76,529)  (75,504)
  Capital Lease Interest Paid                  (83,019)  (84,383)  (83,986)
  Interest Paid, Net of Amounts Capitalized    (65,848)  (70,275)  (78,743)
  Taxes Paid, Net of Amounts Capitalized       (99,126) (103,079) (120,759)
  Contract Termination Fee Paid                (40,000)        -         -
  Emission Allowance Inventory Purchases       (11,503)  (12,340)   (4,190)
  Emission Allowance Inventory Sales                 -    14,710    11,255
  Interest Received                              8,152     6,342     7,882
  Income Taxes Paid                               (984)   (1,566)   (1,960)
  Other                                          4,751    (2,351)        -
                                              --------- --------- ---------
    Net Cash Flows - Operating Activities      124,390   151,267   119,390
                                              --------- --------- ---------
Cash Flows from Investing Activities
  Construction Expenditures                    (71,420)  (66,519)  (59,097)
  Purchase of Debt Securities                        -         -   (17,697)
  Investments in and Loans to Joint Ventures    (4,998)   (9,173)  (12,429)
  Other Investments - Net                        1,583       240     3,321
                                              --------- --------- ---------
    Net Cash Flows - Investing Activities      (74,835)  (75,452)  (85,902)
                                              --------- --------- ---------
Cash Flows from Financing Activities
  Proceeds from Issuance of Long-Term Debt     379,270    31,400         -
  Undrawn Long-Term Debt Proceeds Held by
   Trustee                                      (5,309)        -         -
  Proceeds from Borrowings Under the
   Renewable Term Loan                               -    14,000         -
  Payments to Retire Long-Term Debt           (357,310)  (26,275)  (36,507)
  Payments on Renewable Term Loan              (31,000)  (14,000) (143,060)
  Payments to Retire Capital Lease Obligations (13,229) (36,292) (17,231) Payments for Credit Agreement and Debt
   Issuance Costs                               (7,470)     (804)        -
  Other                                          1,458     1,353       252
                                              --------- --------- ---------
    Net Cash Flows - Financing Activities      (33,590)  (30,618) (196,546)
                                              --------- --------- ---------
Net Increase (Decrease) in
 Cash and Cash Equivalents                      15,965    45,197  (163,058)
Cash and Cash Equivalents, Beginning of Year   130,291    85,094   248,152
                                              --------- --------- ---------
Cash and Cash Equivalents, End of Year        $146,256  $130,291  $ 85,094
                                              ========= ========= =========

See Notes to Consolidated Financial Statements.





TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS

                                                         December 31,
                                                       1997        1996
                                                   - Thousands of Dollars -
ASSETS
Utility Plant
  Plant in Service                                  $2,194,150  $2,129,205
  Utility Plant Under Capital Leases                   893,064     893,064
  Construction Work in Progress                         72,404      74,210
                                                    ----------- -----------
    Total Utility Plant                              3,159,618   3,096,479
  Less Accumulated Depreciation and Amortization      (982,621)   (922,947)
  Less Accumulated Amortization of Capital Leases      (73,728)    (56,240)
  Less Springerville Unit 1 Allowance                 (167,756)   (163,388)
                                                    ----------- -----------
    Total Utility Plant - Net                        1,935,513   1,953,904
                                                    ----------- -----------
Investments and Other Property                          78,772      69,289
                                                    ----------- -----------
Current Assets
  Cash and Cash Equivalents                            146,256     130,291
  Accounts Receivable                                   71,225      65,905
  Materials and Fuel                                    34,005      30,356
  Deferred Income Taxes - Current                       14,910      10,223
  Other                                                 23,653      14,026
                                                    ----------- -----------
    Total Current Assets                               290,049     250,801
                                                    ----------- -----------
Deferred Debits - Regulatory Assets
  Income Taxes Recoverable Through Future Rates        170,034     173,731
  Deferred Springerville Common Facility Costs          58,222      60,762
  Deferred Contract Termination Fee                     48,077           -
  Deferred Springerville Unit 2 Costs                   11,590      21,260
  Deferred Lease Expense                                11,571      15,067
  Other Deferred Regulatory Assets                      11,089       8,004
Deferred Debits - Other                                 19,492      15,723
                                                    ----------- -----------
    Total Deferred Debits                              330,075     294,547
                                                    ----------- -----------
Total Assets                                        $2,634,409  $2,568,541
                                                    =========== ===========

See Notes to Consolidated Financial Statements.














TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS


                                                         December 31,
                                                       1997        1996
                                                   - Thousands of Dollars -
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock Equity                               $  216,878  $  133,288
  Capital Lease Obligations                            890,257     895,867
  Long-Term Debt                                     1,215,120   1,223,025
                                                    ----------- -----------
    Total Capitalization                             2,322,255   2,252,180
                                                    ----------- -----------

Current Liabilities
  Short-Term Debt                                            -       3,567
  Current Obligations Under Capital Leases              14,552      10,383
  Current Maturities of Long-Term Debt                     500       1,635
  Accounts Payable                                      34,909      28,806
  Interest Accrued                                      64,812      57,404
  Taxes Accrued                                         24,397      24,007
  Contract Termination Fee Payable                      10,000           -
  Other                                                 19,051      15,614
                                                    ----------- -----------
    Total Current Liabilities                          168,221     141,416
                                                    ----------- -----------

Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    77,606      96,422
  Accumulated Deferred Investment Tax Credits
   Regulatory Liability                                 11,905      15,188
  MSR Option Gain Regulatory Liability                       -       7,853
  Emission Allowance Gain Regulatory Liability          17,591      17,596
  Other                                                 36,831      37,886
                                                    ----------- -----------
    Total Deferred Credits and Other Liabilities       143,933     174,945
                                                    ----------- -----------
Commitments and Contingencies (Note 7)
Total Capitalization and Other Liabilities          $2,634,409  $2,568,541
                                                    =========== ===========










TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                          December 31,
                                                        1997        1996
COMMON STOCK EQUITY                                 - Thousands of Dollars -
 Common Stock--No Par Value    1997         1996
                           -----------  -----------
  Shares Authorized         75,000,000   75,000,000
  Shares Outstanding        32,139,434   32,138,491
  Warrants Outstanding*      2,410,856    2,410,856 $  645,261  $  645,243
 Capital Stock Expense                                  (6,357)     (6,357)
 Accumulated Deficit                                  (422,026)   (505,598)
                                                    ----------- -----------
    Total Common Stock Equity                          216,878     133,288
                                                    ----------- -----------
PREFERRED STOCK
 No Par Value,1,000,000 Shares Authorized,
 None Outstanding                                            -           -

CAPITAL LEASE OBLIGATIONS
 Springerville Unit 1                                  483,421     474,523
 Springerville Coal Handling Facilities                168,959     172,424
 Springerville Common Facilities                       127,986     131,743
 Irvington Unit 4                                      121,150     122,818
 Other Leases                                            3,293       4,742
                                                    ----------- -----------
   Total Capital Lease Obligations                     904,809     906,250
   Less Current Maturities                             (14,552)    (10,383)
                                                    ----------- -----------
    Total Long-Term Capital Lease Obligations          890,257     895,867
                                                    ----------- -----------
LONG-TERM DEBT
                                         Interest
 Issue                     Maturity        Rate
-----------------------------------------------------
First Mortgage Bonds
  Corporate               1999 - 2009 7.55% to 8.50%   165,000     165,000
                             2000         12.22%        78,750      78,750
  Industrial Development  2006 - 2021 6.10% to 7.50%
   Revenue Bonds (IDBs)               and variable***  164,000     248,400
Second Mortgage Bonds
  Industrial Development
   Revenue Bonds (IDBs)** 2018 - 2022 variable***      428,600      50,000
Other Secured IDBs****    2018 - 2022 variable***            -     603,600
Unsecured IDBs            2020 - 2032 6.00% to 7.13%   379,270      47,910
Renewable Term Loan          1997     variable***            -      31,000
                                                    ----------- -----------
   Total Stated Principal Amount                     1,215,620   1,224,660
   Less Current Maturities                                (500)     (1,635)
                                                    ----------- -----------
    Total Long-Term Debt                             1,215,120   1,223,025
                                                    ----------- -----------
Total Capitalization                                $2,322,255  $2,252,180
                                                    =========== ===========


(continued on next page)


TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION (Continued)


* There are 12,054,278 Warrants outstanding to purchase common stock of TEP. The exercise terms are 5 Warrants plus an exercise price of $16 for each share of TEP common stock. The Warrants are currently exercisable and expire in 2002.

** These IDBs outstanding at December 31, 1997 are backed by LOCs under TEP's new Credit Agreement. TEP's obligations under the new Credit Agreement are secured with Second Mortgage Bonds. See Note 5. The $50 million in Second Mortgage Bonds at December 31, 1996 reflects security provided for LOCs under the MRA.

*** Interest rates on variable rate tax-exempt debt (IDBs) ranged from 2.50% to 5.20% during 1997 and 1996, and averaged 3.70% in 1997 and 3.50% in 1996. Interest rates on the Renewable Term Loan ranged from 5.80% to 6.40% in 1997 and 1996, and averaged 6.00% in 1997 and 1996.

**** These IDBs outstanding at December 31, 1996 were backed by LOCs under the MRA. The MRA was secured in part by a lien on Springerville Unit 2, title to which is held by San Carlos.


   See Notes to Consolidated Financial Statements.

































TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)


                                                   Capital   Accumulated
                                       Common      Stock      Earnings
                                       Stock       Expense    (Deficit)
                                      ----------------------------------
                                           - Thousands of Dollars -

Balances at December 31, 1994         $645,479    $(6,357)   $(681,355)
1995 Net Income                              -          -       54,905
10,509 Shares Purchased by Deferred
 Compensation Trust                       (184)         -            -
                                      ---------   --------   ----------
Balances at December 31, 1995          645,295     (6,357)    (626,450)
1996 Net Income                              -          -      120,852
2,886 Shares Issued Under Stock
 Option Plans                               47          -            -
2,265 Shares Distributed by Deferred
 Compensation Trust                         33          -            -
3,881 Additional Shares Issued Under
 Reverse Stock Split for Shareholders
 with Fractional Shares                      -          -            -
8,802 Shares Purchased by Deferred
 Compensation Trust                       (132)         -            -
                                      ---------   --------   ----------
Balances at December 31, 1996          645,243     (6,357)    (505,598)
1997 Net Income                              -          -       83,572
6,630 Shares Issued Under Stock
 Option Plans                              108          -            -
3,996 Shares Distributed by Deferred
 Compensation Trust                         62          -            -
9,683 Shares Purchased by Deferred
 Compensation Trust                       (152)         -            -
                                      ---------   --------   ----------
Balances at December 31, 1997         $645,261    $(6,357)   $(422,026)
                                      =========   ========   ==========

See Note 6. Dividend and Loan Restrictions for discussion of restrictions on the ability to pay dividends.

See Notes to Consolidated Financial Statements.
















UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------------

  NATURE OF OPERATIONS

     UniSource Energy Corporation (UniSource Energy or the Company) is an Arizona corporation, incorporated in 1995, and an exempt holding company under the Public Utility Holding Company Act. The Company has no significant operations of its own, holding instead the stock of Tucson Electric Power Company (TEP) and other energy related businesses. TEP, a public utility incorporated in Arizona since 1963, is the Company's largest operating subsidiary and represents substantially all of the Company's assets.

     As a regulated public utility, TEP is engaged in the business of generation, transmission, distribution and sale of electricity. TEP's retail service area encompasses 1,155 square miles in Pima and Cochise counties in Southern Arizona. TEP also engages in sales for resale to other utilities and other power marketing entities primarily located in Arizona, California, Colorado, New Mexico, Oregon, Texas and Utah. Approximately 60% of TEP's work force is subject to a collective bargaining unit. The collective bargaining agreement in place at December 31, 1997 terminates on November 30, 1998.

  BASIS OF PRESENTATION

     On January 1, 1998, TEP and the Company completed a statutory share exchange, pursuant to which the outstanding common stock of TEP was exchanged on a share-for-share basis for the common stock of the Company. The share exchange was effected pursuant to the terms of an Agreement and Plan of Exchange dated as of March 20, 1995 between the Company and TEP and was approved by TEP's shareholders in 1995. The formation of the holding company was approved by the FERC and by the ACC in 1997.

     Following the share exchange, in January 1998 TEP transferred the stock of its subsidiary, MEH Corporation (MEH), to UniSource Energy in exchange for a $95 million ten-year promissory note from UniSource Energy. MEH is the parent company of Advanced Energy Technologies, Inc., Millennium Energy Holdings, Inc., Nations Energy Corporation and Southwest Energy Solutions, Inc. In accordance with the ACC order authorizing the formation of the holding company, the note bears interest at 9.78%.

     The Company's consolidated financial statements presented herein include the financial results of operations of the Company and its wholly-owned subsidiaries as if the Company's current holding company structure had existed in all periods shown. The transfer by TEP of the stock of its subsidiary, MEH Corporation, and the promissory note recorded by TEP in January 1998 are not reflected in these financial statements. For the periods presented the Company's operations and those of TEP are substantially the same.

     All significant intercompany balances and transactions have been eliminated in consolidation. The equity method is used to account for all investments in 50% or less owned limited liability corporations, partnerships and joint ventures. All non-utility operating transactions are included in Other Income (Deductions) in the Consolidated Statements of Income.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  REGULATION

     TEP's utility accounting practices and electricity rates are subject to regulation by the ACC and, in certain areas, by the FERC.

ACCOUNTING FOR THE EFFECTS OF REGULATION

  Accounting Implications

     TEP prepares its financial statements in accordance with the provisions of FAS 71. A regulated enterprise can prepare its financial statements in accordance with FAS 71 only if (i) the enterprise's rates for regulated services are established by or subject to approval by an independent third-party regulator, (ii) the regulated rates are designed to recover the enterprise's costs of providing the regulated services and (iii) in view of demand for the regulated services and the level of competition, it is reasonable to assume that rates set at levels that will recover the enterprise's costs can be charged to and collected from customers. FAS 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. In certain circumstances, FAS 71 requires that certain costs and/or obligations (such as incurred costs not currently recovered through rates, but expected to be so recovered in the future) be reflected in a deferral account (regulatory asset) in the balance sheet and not be reflected in the statement of income or loss until matching revenues are recognized. It is TEP's policy to assess the recoverability of costs recognized as regulatory assets and the ability to continue to account for its activities in accordance with FAS 71, based on each rate action and the criteria set forth in FAS 71.

     The Consolidated Balance Sheets contain certain amounts solely as a result of the application of FAS 71:

                                                            December 31,
                   Assets (Liabilities)                     1997    1996
                   --------------------                     -----   -----
                                                      - Millions of Dollars -
       Income Taxes Recoverable Through Future Rates        $170    $174
       Deferred Springerville Common Facility Costs           58      61
       Deferred Contract Termination Fee                      48       -
       Deferred Springerville Unit 2 Costs                    12      21
       Deferred Lease Expense                                 12      15
       Other Deferred Regulatory Assets                       11       8
       MSR Option Gain Regulatory Liability                    -      (8)
       Accumulated Deferred Investment Tax Credits
        Regulatory Liability                                 (12)    (15)
       Emission Allowance Gain Regulatory Liability          (18)    (18)

     TEP recorded regulatory assets based on prior rate orders issued by the ACC which provide a mechanism for recovery in regulated rates or historical rate treatment which provides evidence as to the probability of future rate recovery. The material regulatory assets listed above earn a return on investment through inclusion in rate base and resultant recovery through sales to retail customers.

      The Consolidated Statements of Income include amounts which reflect the application of FAS 71:

                                                     Years Ended December 31,
                   Income (Expense)                      1997  1996  1995
                   ----------------                      ----- ----- -----
                                                      - Millions of Dollars -
       Amortization of MSR Option Gain
         Regulatory Liability                            $  8  $ 20  $ 20
       Amortization of Springerville Unit 2
         Rate Synchronization                             (10)  (21)  (14)
       Deferred Fuel and Purchased Power                    -      -   (6)
       Amortization of Deferred Springerville Common
         Facility Costs                                    (3)   (3)   (3)
       Deferred Springerville Unit 2 Carrying Costs         -     -     1
       Investment Tax Credit Amortization                   3     4     5
       Interest Imputed on Loss (MSR Option Gain
         Regulatory Liability) Recorded at Present Value    -    (2)   (4)
       Amortization of Deferred Contract Termination Fee   (2)    -     -

     If TEP had not applied the provisions of FAS 71 in these years, each of these amounts included in the Consolidated Statements of Income would have been reflected in the Consolidated Statements of Income or Loss in prior periods, except for two items which would not have been recorded: 1) the amortization of the MSR Option Gain Regulatory Liability, including interest imputed on the loss recorded at present value; and 2) the Springerville Unit 2 carrying cost deferrals. Lease expense relating to the capital leases, while the same over the life of the leases, would be recognized at different annual amounts if TEP were to discontinue the application of FAS 71. See Utility Plant Under Capital Leases below.

  Potential Discontinuation of Application of FAS 71 in the Future

     If at some point in the future TEP determines that all or a portion of its regulated operations no longer meet the criteria for continued application of FAS 71, TEP would be required to adopt the provisions of FAS 101 for that portion of the operations for which FAS 71 no longer applied. As of the date of adoption of FAS 101, TEP would be required (unless alternative regulatory recovery mechanisms were provided) to write off its regulatory assets and liabilities and would be precluded in subsequent periods from creating regulatory assets by deferring incurred costs expected to be recovered through rates in the future. Based on the balances of the regulatory assets and liabilities at December 31, 1997, TEP estimates that future adoption of FAS 101 if applied to all of the regulated operations, would result in an extraordinary loss of $181 million, which includes a reduction for the related income tax benefit of $100 million. Cash flows would not be affected by the adoption of FAS 101.

     At the present time, TEP recovers the costs of its plant assets through its regulated revenues. If in the future TEP discontinues accounting according to the provisions of FAS 71, TEP would also need to consider whether the markets in which it is then selling power will allow recovery of the costs of its plant assets. If at that time market prices are not expected to allow TEP to recover the costs of its plant assets, additional write-downs may be required in accordance with the provisions of FAS 121. TEP is presently unable to predict the amounts, if any, of potential future write-downs attributable to the provisions of FAS 121 under such circumstances.

  Recent Events That May Impact TEP's Application of FAS 71

     In December 1996, the ACC voted to adopt rules on retail electric competition in Arizona. However, the ACC has not yet adopted specific guidelines for quantifying unmitigated stranded costs, including the methods used to identify and value jurisdictional assets and obligations. In February 1998, the ACC held hearings regarding stranded costs, including, but not limited to, comparisons of methods of computation of stranded costs and the appropriate level of stranded costs for which recovery should be authorized. The hearing officer is expected to issue a recommended order in the second quarter of 1998. Following the issuance of the recommended order, the ACC will determine, following an open meeting, whether to adopt the recommended order in whole or in part. The Company is unable to predict whether such order would provide guidance as to the specific stranded costs allowable as recoverable by TEP, or whether an additional set of hearings for individual companies would be needed to determine the amounts recoverable by TEP. In addition, in January 1998, legislation was proposed before the Arizona Legislature regarding the implementation of electric industry competition in Arizona. TEP cannot predict the outcome of the proposed legislation or whether the ACC and the Arizona Legislature will propose other initiatives on industry restructuring. TEP, in reliance on previous rate orders, believes that it will recover the full costs of its investments in utility plant assets and regulatory assets. The hearing officer's recommended order or the order as finally adopted by the ACC may include language that precludes TEP from continuing to apply FAS 71 to the generation portion of its operations. If less than full recovery of stranded costs is provided, significant write-offs of assets may occur (relating to adoption of FAS 101 and application of FAS 121 as described above). Approximately 65% of the regulatory assets described above relate to the generation portion of TEP's operations.

     Further, in response to legislative and other measures being developed in various states to deregulate the electric generation business, the Company is aware that the SEC and the EITF have been reviewing the appropriateness of electric utilities continuing to account for generation transactions in accordance with FAS 71 in states where such deregulation is beginning to develop. In general, the EITF concluded that utilities are no longer subject to FAS 71 for the generation portion of their business when a deregulation plan is in place and its terms are known. The EITF also concluded that utilities can continue to carry previously recorded regulatory assets (including those related to generation) on their balance sheets if regulators have provided a regulated cash flow stream to recover the cost of their assets. The application of the EITF consensus to specific factual circumstances remains unclear. Based on the consensus issued by the EITF in May and July 1997, at some point in the future, TEP may be unable to continue to apply FAS 71 to the generation portion of the business, even if TEP believes it will recover the full amount of its costs under the ACC competition phase-in plan.

     The Company and TEP are unable to predict the outcome of these matters.

  TEP UTILITY PLANT

     Utility Plant by major class is as follows:

                                                       December 31,
                                                    1997          1996
                                                 ----------    ----------
                                                 - Thousands of Dollars -
Utility Plant:
 Production Plant                                $1,045,423    $1,019,528
 Transmission Plant                                 471,230       464,115
 Distribution Plant                                 562,336       538,162
 General Plant                                      104,344        95,779
 Intangible Plant                                     9,175        10,608
 Electric Plant Held for Future Use                   1,642         1,013
                                                 ----------    ----------
  Total Utility Plant                            $2,194,150    $2,129,205
                                                 ==========    ==========

     Utility plant is stated at original cost. In accordance with the Uniform System of Accounts prescribed by the FERC and accepted by the ACC, TEP capitalizes an Allowance for Funds Used During Construction (AFDC) based on the cost of borrowed funds and a reasonable rate upon equity funds used to finance CWIP, when recovery of such costs from ratepayers is probable. The component of AFDC attributable to borrowed funds is presented as a reduction of Interest Expense. For 1995 the Consolidated Statement of Income did not reflect AFDC - Equity as all construction expenditures were deemed under FERC prescribed rules to be financed with debt. In 1995, a gross AFDC rate of 5.59% was used for all CWIP. In 1997 and 1996 the gross AFDC rates for equity were 1.18% and 0.33% and gross AFDC rates for debt were 4.37% and 3.91%, respectively.

     Depreciation is computed on a straight-line basis at component rates which are based on the economic lives of the assets. These component rates, which are authorized by the ACC, averaged 3.44%, 3.56% and 3.79% in 1997, 1996 and 1995, respectively. The economic lives for production plant are based on remaining lives. The economic lives for transmission plant, distribution plant, general plant and intangible plant are based on average lives. The component rates also reflect estimated removal costs, net of estimated salvage value. Minor replacements and repairs are expensed as incurred. Retirements of utility plant, together with removal costs less salvage, are charged to accumulated depreciation.

  TEP UTILITY PLANT UNDER CAPITAL LEASES

     TEP's leases of the Springerville Common Facilities, Springerville Unit 1, Springerville Coal Handling Facilities and Irvington Unit 4 are classified as capital leases in the Consolidated Balance Sheets. For rate making purposes, the ACC treats these leases as operating leases and has allowed for recovery of the lease costs by straight-line amortization of the total amount of lease rent payments over the primary term of the leases, except for the Springerville Coal Handling Facilities Leases. The Springerville Coal Handling Facilities Leases are being amortized on a straight-line basis over the primary term of the leases plus the first optional renewal period of six years to reflect the recovery period mandated by the ACC. As a result of the ACC mandate and application of FAS 71, the amortization of such costs is not the primary term of the lease in accordance with GAAP. Interest and depreciation relating to the leases are recorded as expense on a basis which reflects the regulatory straight-line treatment. The amount of lease amortization incurred for the four above-described leases, as well as TEP's remaining leases are set forth in the following table:


                                             Years Ended December 31,
                                              1997     1996     1995
                                             -----    -----    -----
                                             - Millions of Dollars -
Lease Amortization:
  Interest                                   $ 95     $ 95      $ 97
  Depreciation                                 17       15        14
                                             ----     ----      ----
    Total Lease Amortization                 $112     $110      $111
                                             ====     ====      ====
Lease Amortization Included In:
  Operating Expenses - Fuel and
   Purchased Power                           $ 10     $  9      $ 10
  Operating Expenses - Capital Lease Expense  104      104       105
  Balance Sheet - Deferred Lease Expense       (2)      (3)       (4)
                                             -----    -----     ----
    Total Lease Amortization                 $112     $110      $111
                                             =====    =====     ====

     The Deferred Lease Expense of $12 million and $15 million at December 31, 1997 and 1996, respectively, reflects: 1) the cumulative difference between the straight-line method of amortizing the leases for regulatory purposes and capital lease amortization as promulgated by GAAP; and 2) the balance of the deferred costs described under Fuel below.

  SPRINGERVILLE UNIT 1 ALLOWANCE

     In the 1989 Rate Order the ACC limited TEP's recovery through retail rates of non-fuel expenses of Springerville Unit 1 to a rate of only $15 per kW per month based on a 360 MW capacity rating. Such costs averaged approximately $22 per kW per month during the period 1995 through 1997. In 1990 and 1992, TEP recorded losses and a Springerville Unit 1 Allowance, equal to the present value of the excess of TEP's costs estimated to be incurred through 2014, the end of the primary term of the lease, over $15 per kW per month using a discount rate of 13%.

     The balance sheet contra asset Springerville Unit 1 Allowance increases each year by the accrual of interest and decreases by the amount which is amortized to income as a contra-expense, Amortization of Springerville Unit 1 Allowance. In 1997, 1996 and 1995, the accrual of such interest was $32.4 million, $30.3 million and $28.2 million, respectively, and the amount amortized was $28.0 million, $29.1 million and $28.4 million, respectively. The imputed interest expense associated with this liability, calculated using a 13% discount rate, is included as part of Interest Imputed on Losses Recorded at Present Value in the Interest Expense section in the Consolidated Statements of Income.

  DEFERRED SPRINGERVILLE COMMON FACILITY COSTS

     Deferred Springerville Common Facility Costs are lease costs and operating costs that TEP incurred for the Springerville Common Facilities during the period after Springerville Unit 1 was placed in service and before Springerville Unit 2 was placed in service. Pursuant to an accounting order from the ACC, these costs were deferred and are being amortized, as depreciation, over the primary term of the Springerville Common Facilities Leases. The ACC has allowed for the recovery of the deferred costs plus a return on investment in such deferred costs.

  UTILITY OPERATING REVENUES

     Operating Revenues include accruals for unbilled revenues, thereby recognizing revenue that is earned, but not billed, at the end of an accounting period.

  MSR OPTION GAIN REGULATORY LIABILITY

     In the 1989 Rate Order the ACC allocated to retail customers a portion of the price paid to TEP upon the 1982 sale of an option to purchase a 28.8% interest in San Juan Unit 4, asserting that such option was related to an interconnection agreement which TEP also entered into with MSR at that time. The ACC ordered TEP to recognize the MSR Option Gain by amortizing amounts to operating revenue through May 1997. Therefore, in 1990, TEP recorded a loss and the MSR Option Gain Regulatory Liability, equal to the present value of the amount to be amortized to operating revenues through May 1997, calculated using a 13% discount rate. The MSR Option Gain Regulatory Liability increased each year by the accrual of interest and decreased by the amount which was amortized to operating revenues. In 1997, 1996 and 1995, the accrual of such interest was $0.3 million, $2.3 million and $4.4 million, respectively, and the amount amortized was $8.1 million in 1997 and $20.1 million in 1996 and 1995. The imputed interest expense associated with this liability, calculated using a 13% discount rate, is included as part of Interest Imputed on Losses Recorded at Present Value in the Interest Expense
section in the Consolidated Statements of Income.

  FUEL COSTS

     Fuel inventory, primarily coal, is stated on a basis which approximates weighted average cost. TEP uses full absorption costing.

     Certain lease and interest costs related to the Springerville Coal Handling Facilities are accounted for as deferred costs. These costs are being amortized to fuel expense on a straight-line basis through the year 2030 pursuant to the 1994 Rate Order.

  INCOME TAXES

     The Income Taxes Recoverable Through Future Rates regulatory asset consists primarily of the right to recover income taxes relating to previously flowed-through differences, both timing and permanent, which provided rate benefits to past ratepayers.

     Reductions in federal income taxes resulting from ITC relating to utility operations have been deferred. As authorized by the ACC, these amounts are amortized over the tax lives of the related property. The income tax benefits reflected in the Consolidated Statements of Income for the years 1997, 1996 and 1995 are primarily a result of the recognition of a portion of the Company's net operating loss carryforwards, as well as ITC amortization. See Note 3.

     Income taxes are allocated to the subsidiaries based on contributions to the consolidated tax return liability.

  EMISSION ALLOWANCES

     Purchased Emission Allowances are recorded in a noncurrent inventory account included in Investments and Other Property on the Consolidated Balance Sheets. Emission Allowance inventory is recorded using the weighted average cost method. Gains on sales of Emission Allowances are deferred as Emission Allowance Gain Regulatory Liability in the Consolidated Balance Sheets and will be amortized as income in 2000 - 2024, the period TEP expects to use the Emission Allowance inventory to meet EPA regulations. The amortization reflects the expected regulatory treatment for the gains.


  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value and fair value of the financial instruments are as follows:

                                                December 31,
                                        1997                    1996
                                       ------                  ------
                                Carrying    Fair       Carrying       Fair
                                 Value      Value        Value        Value
                                --------    -----      --------       -----
                                          - Thousands of Dollars -
Assets:
Debt Securities (Included
   in Investments and Other
   Property)                      17,781      19,911      17,748      18,267
Liabilities:
  Short-Term Debt                      -           -      (3,567)     (3,567)
  First Mortgage Bonds:
    Corporate                    243,750     255,928     243,750     252,443
    IDBs
       Variable Rate             100,000     100,000     151,400     151,400
       Fixed Rate                 64,000      64,000      97,000      95,573
  Second Mortgage Bonds:
    IDBs (Variable Rate)         428,600     428,600      50,000      50,000
  Other Secured IDBs (Variable
    Rate)                              -           -     603,600     603,600
  Unsecured IDBs                 379,270     413,694      47,910      47,670
   Renewable Term Loan
     (Variable Rate)                   -           -      31,000      31,000

     TEP intends to hold the investment in Debt Securities to maturity (January 1, 2013). Such Debt Securities are stated at amortized cost, adjusted for the amortization of the discount to maturity, and the fair value is based on current transactions for the same or similar debt. The carrying amount of Short-Term Debt at December 31, 1996 was considered to be a reasonable estimate of the fair value because of its short maturity.

     The principal amounts of variable rate debt outstanding at December 31, 1997 and 1996 are considered reasonable estimates of their fair value as these are variable interest rate liabilities. The fair value of TEP's fixed rate obligations including the Corporate First Mortgage Bonds, the First Mortgage Bonds-IDBs (fixed rate) and the Unsecured IDBs was determined by calculating the present value of the cash flows of each fixed rate obligation. The discount rate used for each calculation was a rate consistent with market yields generally available as of December 1997 for 1997 amounts and December 1996 for 1996 amounts for bonds with similar characteristics with respect to: credit rating, time-to-maturity, and the tax status of the bond coupon for Federal income tax purposes. The use of different market assumptions and/or estimation methodologies may yield different estimated fair value amounts.

  RECLASSIFICATION

  Minor reclassifications have been made to the prior year financial statements presented to conform to the current year's presentation.

NOTE 2. RATE MATTERS
-------------------

  SHARED SAVINGS PROPOSAL

     On July 9, 1997, TEP filed with the ACC a request for an annual rate reduction of $6.8 million (or 1.1%) for retail customers. This filing is in the form of a Shared Savings Proposal (SSP) which promotes a sharing of benefits with customers of cost containment efforts and the mitigation of potential stranded costs associated with the introduction of retail electric competition in Arizona. The cost containment savings were realized primarily from renegotiated fuel contracts and the Voluntary Severance Program, which reduced TEP's workforce by approximately 15% (see Note 9). No date has been set for formal consideration of the matter by the ACC.

     TEP proposed that additional savings be used to mitigate potential stranded costs through accelerated amortization of retail excess capacity deferrals. Retail excess capacity deferrals represent those operating and capital costs associated with Springerville Unit 2 capacity, which were deemed by the ACC to not be recoverable in retail rates prior to the 1994 and 1996 Rate Orders. Such retail excess capacity deferrals totaled $88.7 million and $93.6 million at December 31, 1997 and 1996, respectively. Such deferrals are not reflected in the accompanying Consolidated Balance Sheets because such retail excess capacity deferrals, while deferred for regulatory purposes, were not deferred for financial reporting purposes but were expensed as incurred. The proposed $7.2 million (after tax) increase in annual amortization expense for such excess capacity deferrals would decrease the amortization period from 20 years to 5.6 years as of December 1996. The proposed increase in amortization expense would be reflected in TEP's regulatory accounting records but would have no impact on the expenses included in TEP's financial accounting statements.

  SPRINGERVILLE COAL CONTRACT TERMINATION FEE

     On June 27, 1997, TEP signed an agreement with the coal supplier for the Springerville Generating Station to terminate the existing coal supply contract and enter into a new, more cost effective contract with the same supplier (see Note 7). A $50 million termination fee was incurred by TEP and payable in three installments: $30 million paid on June 30, 1997; $10 million paid on September 30, 1997; and $10 million due March 31, 1998.

     TEP applied, as part of the SSP, to the ACC requesting that the termination fee be recorded as a regulatory asset and amortized to fuel expense over the 13-year term of the new agreement. On July 29, 1997, the ACC issued an interim accounting order allowing TEP to defer the $50 million termination fee as a regulatory asset in the Consolidated Balance Sheet until the ACC decides whether the $50 million termination fee should be recovered through retail rates. The interim accounting order also allowed TEP to begin amortizing the termination fee to fuel expense. If the ACC ultimately disallows recovery, the unamortized portion of the $50 million termination fee would immediately be expensed. No date has been set for formal consideration of the matter by the ACC.

  1996 RATE ORDER

     On March 29, 1996, the ACC authorized a 1.1%, or $6.4 million, increase in TEP's base rates effective March 31, 1996. Pursuant to the 1996 Rate Order, TEP agreed to not seek an increase in base rates before January 1, 2000, subject to conditions specified in such order.

     Prior to the 1996 Rate Order, TEP was not recovering through retail rates 37.5% of the deferred Springerville Unit 2 rate synchronization costs which were non-fuel costs of Springerville Unit 2 incurred from January 1, 1991 through October 14, 1991. Beginning March 31, 1996, these costs are being amortized over a three-year period in accordance with the 1996 Rate Order. These costs are reported in the Consolidated Balance Sheets as Deferred Springerville Unit 2 Costs. In addition, the 62.5% of the deferred Springerville Unit 2 rate synchronization costs that TEP was recovering through rates pursuant to the 1994 rate order were fully amortized during 1996. The total amortization of the above costs included in Depreciation and Amortization on the Consolidated Statements of Income in 1997, 1996 and 1995 amounted to $9.6 million, $21.1 million and $14.1 million, respectively.


NOTE 3.  INCOME TAXES
---------------------

     Deferred tax assets (liabilities) are comprised of the following:
                                                   December 31,
                                                1997          1996
                                             -----------   ----------
                                             - Thousands of Dollars -
Gross Deferred Income Tax Liabilities:
  Electric Plant - Net                       $(568,365)    $(568,781)
  Income Taxes Recoverable Through
    Future Rates - Regulatory Asset            (68,680)      (70,173)
  Deferred Inventory Costs                     (21,048)      (21,371)
  Deferred Lease Payments                      (13,273)      (13,916)
  Property Taxes                                (9,450)       (9,970)
  Deferred Springerville Unit 2 Costs           (4,681)       (8,584)
  Other                                        (12,075)       (9,829)
                                             ----------    ----------
   Gross Deferred Income Tax Liability        (697,572)     (702,624)
                                             ----------    ----------
Gross Deferred Income Tax Assets:
  Capital Lease Obligations                    364,445       365,935
  Tax Operating Loss Carryforwards             141,048       163,046
  Springerville Unit 1 Disallowed Costs         67,760        65,974
  Investment Tax Credit Carryforwards           26,396        26,396
  Lease Interest Payable                        18,424        17,328
  Regulatory Deferred Capital Lease Expense     17,163        16,018
  Sales Tax Assessments Not Yet
   Deductible for Tax Purposes                  14,406        13,974
  Investment in Loans and Property               3,522        10,276
  Financial Restructuring Costs Not Yet
   Deductible for Tax Purposes                   7,568         7,782
  Deferred Gain on Emission Allowances           6,926         6,923
  Capital Loss Carryforwards                     4,520         4,634
  Alternative Minimum Tax                        5,594         4,544
  Gain on Financial Restructuring of
   Long-Term Debt                                3,207         4,289
  MSR Option Gain Regulatory Liability               -         3,171
  Other                                         21,831        17,204
                                             ----------    ----------
   Gross Deferred Income Tax Asset             702,810       727,494
   Deferred Tax Assets Valuation Allowance     (67,934)     (111,069)
                                             ----------    ----------
     Net Deferred Income Tax Liability       $ (62,696)    $ (86,199)
                                             ==========    ==========

     The decreases of approximately $43 million and $120 million in the deferred tax assets valuation allowance in 1997 and 1996, respectively, are primarily due to revisions in the estimated amount of prior period NOLs that the Company and TEP believe are likely to reduce future taxable income. The utilization of NOL carryforwards also contributed to the 1997 and 1996 decreases. Additionally, expiring state NOL carryforwards, utilization of capital loss carryforwards, and a change in the effective tax rate used to record NOL carryforwards contributed to the 1996 decrease.

     The Company and TEP recognize benefits related to prior period NOLs based on changes in the estimated amount of prior period NOLs that, in the Company's and TEP's judgment, are more likely than not to be realized in the future. A significant factor, among others, considered in estimating such amount is the average annual book income before taxes for the prior three years. Prior to 1995, the Company and TEP had provided a deferred tax assets valuation allowance against all the NOL carryforwards, investment tax credit carryforwards and capital loss carryforwards due to the uncertainty of their future use. Because the results from operations have been steadily improving, the amount the Company and TEP believe is likely to reduce future taxable income has increased. Accordingly, the Company and TEP recognized in 1997, 1996 and 1995 income tax benefits of $43 million, $89 million and $23 million, respectively, related to the current and expected future utilization of federal and state NOL carryforwards. These benefits are included in Income Taxes in Other Income (Deductions) in the Consolidated Statements of Income. In future periods when such NOLs are used on tax returns, the income tax expense shown on the Consolidated Statements of Income will not be reduced to reflect such utilization.

     At December 31, 1997, on a cumulative basis the Company and TEP had recognized in their income statements the amount of the prior period NOL benefit that the Company and TEP expect to utilize on future income tax returns. Additional amounts of prior period NOL benefit which may be recognized in the future in the income statement are at present indeterminate due to the interplay of open tax years for which assessments may be made and varying expiration dates of federal and state NOL carryforwards.

     The net deferred income tax liability is included in the Consolidated Balance Sheets in the following accounts:

                                                   December 31,
                                                1997          1996
                                             ----------    ----------
                                             - Thousands of Dollars -

Deferred Income Taxes - Current              $  14,910     $  10,223
Deferred Income Taxes - Noncurrent             (77,606)      (96,422)
                                             ----------    ----------
     Net Deferred Income Tax Liability       $ (62,696)    $ (86,199)
                                             ==========    ==========

     The benefit for income taxes included in the Consolidated Statements of Income consists of the following:
                                               Years Ended December 31,
                                              1997       1996       1995
                                           ---------- ---------- ----------
                                               - Thousands of Dollars -

Operating Expenses:
  Deferred Tax Expense
   Federal                                 $  15,262  $   7,836  $   7,803
   State                                       4,045      2,019      1,200
                                           ---------- ---------- ----------
    Total                                     19,307      9,855      9,003
  Investment Tax Credit Amortization             (10)       (60)       (83)
                                           ---------- ---------- ----------
Total Expense Included in
  Operating Expenses                          19,297      9,795      8,920
                                           ---------- ---------- ----------
Other Income (Deductions):
  Deferred Tax Expense
   Federal                                     4,250        777      1,065
   State                                       1,065        266        164
                                           ---------- ---------- ----------
    Total                                      5,315      1,043      1,229
  Reduction in Valuation
   Allowance - Benefit                       (43,443)   (88,638)   (23,282)
  Investment Tax Credit Amortization          (3,273)    (4,355)    (4,683)
  Other                                            -          -     (2,620)
                                           ---------- ---------- ----------
Total Benefit Included in Other
  Income (Deductions)                        (41,401)   (91,950)   (29,356)
                                           ---------- ---------- ----------
Total Benefit for Federal and State
     Income Taxes                          $ (22,104) $ (82,155) $ (20,436)
                                           ========== ========== ==========

     The differences between income tax benefit and the amount obtained by multiplying income before income taxes by the U.S. statutory federal income tax rate are as follows:
                                              Years Ended December 31,
                                             1997       1996       1995
                                           ---------- ---------- ----------
                                               - Thousands of Dollars -
Federal Income Tax Expense
 at Statutory Rate                         $  21,514  $  13,544  $  12,064
  State Income Tax Expense, Net of
   Federal Deduction                           3,314      2,081      1,364
  Investment Tax Credit Amortization          (3,283)    (4,415)    (4,766)
  Reduction in Valuation Allowance - Benefit (43,443)   (88,638)   (23,282)
  Net Operating Loss Carryforwards                 -          -     (5,122)
  Capital Loss Carryforwards                       -     (5,616)    (1,045)
  Other                                         (206)       889        351
                                           ---------- ---------- ----------
     Total Benefit for Federal and
      State Income Taxes                   $ (22,104) $ (82,155) $ (20,436)
                                           ========== ========== ==========

     At December 31, 1997, the Company and TEP had, for federal income tax purposes, approximately $437 million of NOL carryforwards expiring in 2005 through 2009; $26 million of alternative minimum tax (AMT) loss carryforwards expiring in 2008; $26 million of unused ITC, the use of which will expire during 2002 through 2005; $11 million of capital loss carryforwards which expire in 1999; and $6 million of AMT credit which will carry forward to future years. For state income tax purposes, the Company and TEP had approximately $29 million of NOL carryforwards expiring in 1998 and 1999.

     Due to the Financial Restructuring, the Company and TEP experienced a change in ownership under section 382 of the Internal Revenue Code in December 1991. As a result, the amount of taxable income for any post-change year which may be offset by pre-change NOL will be limited to the section 382 limitation. The section 382 limitation is based on the value of the Company and TEP on the ownership change date. The Company and TEP estimate an annual section 382 limit of approximately $23 million. The total section 382 limitation may be increased to the extent of gains recognized on sales of assets whose fair market value was greater than the tax basis at the ownership change date, the built-in-gain. The section 382 limitation may increase by built-in-gain recognized within a period of five years after the change in ownership. During 1992 through 1996, the section 382 limitation increased by approximately $102 million of built-in-gain recognized due to asset sales. Unused section 382 limitation may be carried forward until the pre-change tax attributes expire. At December 31, 1997, the Company and TEP had pre-change federal NOL and ITC carryforwards of approximately $281 million and $26 million, respectively. Such amounts are included in the amounts disclosed in the preceding paragraph.

     See Income Tax Assessments in Note 7.

NOTE 4. CONSOLIDATED SUBSIDIARIES
---------------------------------

     On January 1, 1998, TEP transferred the stock of its subsidiary, MEH, to UniSource Energy in exchange for a $95 million promissory note from UniSource Energy. See Note 1. The net losses for 1997, 1996 and 1995 of the subsidiaries which comprise MEH were $5 million, $2 million and $1 million, respectively.

  MEH SUBSIDIARIES

     Nations Energy Corporation

     In 1995 the Company established Nations Energy, a wholly-owned subsidiary of MEH, for the purpose of developing and investing in independent power projects in global energy markets. In September 1995, Nations Energy and Trigen Energy Corporation formed a limited partnership and purchased Coors Brewing Company's energy production (utility) assets. Nations Energy has a 49% interest in such partnership. The partnership provides electricity and steam for the brewery operation in Golden, Colorado. The investment of approximately $12 million by Nations Energy is included in the Consolidated Balance Sheets under Investments and Other Property at December 31, 1997 and 1996 and in the Consolidated Statement of Cash Flows for the year ended December 31, 1995 as Investments in and Loans to Joint Ventures.

     Advanced Energy Technologies, Inc.

     In May 1996, Advanced Energy, a wholly-owned subsidiary of MEH, and ITN Energy Systems formed Global Solar Energy, L.L.C. for the purpose of developing and manufacturing photovoltaic materials. Advanced Energy has a 50% interest in Global Solar. The $5 million investment in Global Solar is included in the Consolidated Balance Sheets at December 31, 1997 and 1996 under Investments and Other Property and in the Consolidated Statement of Cash Flows for the year ended December 31, 1996 as Investments in and Loans to Joint Ventures.

     Millennium Energy Holdings, Inc.

     Effective September 1, 1997, Millennium, a wholly-owned subsidiary of MEH, exercised an option to acquire a 50% ownership in New Energy Ventures, L.L.C. (NEV). NEV was organized in 1995 for the purpose of acting as a buyer's agent in procuring electric energy, performing energy services, engaging in power marketing and trading and other energy related activities. Concurrently with the exercise of the option, Millennium made a capital contribution in the amount of $0.8 million and extended a $3.0 million member loan to NEV. The investment in NEV is included in the Consolidated Balance Sheet at December 31, 1997 under Investments and Other Property and in the Consolidated Statement of Cash Flows for the year ended December 31, 1997 as Investments in and Loans to Joint Ventures.

     In December 1997, Millennium committed to provide NEV with $20 million of funding. At NEV's option, the funding can be in the form of additional equity, preferred equity, or it can be partially satisfied with $10 million in loans from Millennium, or a combination thereof. Based on formulas in the funding agreement, funding of additional equity would increase Millennium's financial interest percentage in NEV but not its 50% voting interest. Pursuant to the funding agreement, at December 31, 1997, Millennium had extended $1 million in loans to NEV. Millennium extended an additional $3 million in loans to NEV in February 1998.

  TEP SUBSIDIARIES

     In July 1996, Brookland satisfied approximately $8.5 million of short-term debt obligations with the assignment of certain finance receivables. Upon settlement, a provision for loss recorded against such receivables in prior years was reversed, resulting in income of approximately $8.5 million.

     Upon dissolution of certain subsidiaries which formed a part of TEP's former investment operations, in June 1997, TEP reversed a provision for loss, recorded in prior years, resulting in income of approximately $10.2 million.

NOTE 5.  LONG AND SHORT-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
---------------------------------------------------------------

  LONG-TERM DEBT

     TEP Sale of Bonds

     In April 1997, the City of Farmington, New Mexico issued $80.4 million of Pollution Control Revenue Bonds for the benefit of TEP. The net proceeds made available to TEP were used in June 1997 to redeem $47.9 million principal amount of previously issued 6.25% bonds that would have matured in 2003 and $32.5 million principal amount of previously issued 6.10% bonds that would have matured in 2007. The new bonds, which are unsecured, bear interest at 6.95% and mature in 2020. In addition to extending maturities, this transaction eliminated sinking fund requirements under the previously issued bonds and resulted in the retirement of $32.5 million in collateralizing First Mortgage Bonds.

     In April 1997, the Coconino County, Arizona Pollution Control Corporation issued $36.7 million of Pollution Control Revenue Bonds for the benefit of TEP. The net proceeds loaned to TEP were used, in part, to redeem, in June 1997, $16.7 million principal amount of previously issued variable rate bonds that would have matured in 2031 and the remaining portion is being used to fund $20 million of construction costs of additional pollution abatement facilities at Navajo Generating Station. The new bonds, which are unsecured, bear interest at 7.13% and mature in 2032. The $16.7 million of previously issued bonds redeemed in this transaction were backed by a letter of credit expiring in April 1999, which was collateralized by $18.3 million aggregate principal amount of First Mortgage Bonds.

     In April 1997, the Coconino County, Arizona Pollution Control Corporation issued $14.7 million of Pollution Control Revenue Bonds for the benefit of TEP. The net proceeds loaned to TEP were used in June 1997 to redeem $14.7 million principal amount of previously issued variable rate bonds that would have matured in 2031. The new bonds, which are unsecured, bear interest at 7.00% and mature in 2032. The $14.7 million of previously issued bonds redeemed in this transaction were backed by a letter of credit expiring in April 1999, which was collateralized by $16.1 million aggregate principal amount of First Mortgage Bonds.

     In October 1997, the Industrial Development Authority of the County of Pima, Arizona issued $247.5 million of Industrial Development Revenue Bonds for the benefit of TEP. The net proceeds loaned to TEP were used in November 1997 to redeem $245 million principal amount of previously issued variable rate bonds that would have matured between 2018 and 2025 and to finance improvements to TEP's lower voltage electric transmission and distribution system in Pima County, Arizona. The new bonds, which are unsecured, were sold in three series: Series A ($22.5 million) bears interest at 6.10% and matures in 2025; Series B ($150 million) and Series C ($75 million) bear interest at 6.00% and mature in 2029. The previously issued bonds redeemed in this transaction were backed by letters of credit expiring between 2000 and 2002. One of these letters of credit was collateralized by $20.7 million aggregate principal amount of First Mortgage Bonds.

     TEP Bank Credit Agreements

     In February 1997, TEP repaid the outstanding Renewable Term Loan balance of $31 million under the MRA. In December 1997, the MRA was replaced with a new bank Credit Agreement. Upon termination of the MRA, a release of lien was obtained for Springerville Unit 2, title to which is held by San Carlos. Second Mortgage Bonds ($50 million aggregate principal amount) held as collateral under the MRA were also returned to TEP.

     In December 1997, TEP entered into a new $544 million bank Credit Agreement to replace the credit facilities provided under the MRA. The new Credit Agreement consists of a $100 million Revolving Credit Facility for general corporate purposes and a $444 million Letter of Credit Facility to support $428.6 million aggregate principal amount of tax-exempt variable rate debt obligations. The facilities mature on December 30, 2002 and are secured by $544 million aggregate principal amount of Second Mortgage Bonds. The Credit Agreement contains certain financial covenants, including interest
coverage, leverage and net worth tests.    As of December 31, 1997, TEP was
in compliance with such covenants.

     Borrowings, if any, under the Revolving Credit Facility bear interest at a variable rate consisting of a spread over a base rate based upon a pricing grid tied to the credit rating then in effect on TEP's senior secured debt. The annual commitment fee payable on the unused portion of the Revolving Credit Facility, as well as the fee payable on the Letter of Credit Facility, are also determined based on TEP's credit ratings. At December 31, 1997, the commitment fee equaled 0.38% per annum, and the letter of credit fee equaled 1.63% per annum. TEP had no borrowings outstanding under the Revolving Credit Facility at December 31, 1997.

     TEP FIRST AND SECOND MORTGAGE

     TEP's utility plant, with the exception of Springerville Unit 2 (title to which is held by San Carlos), is subject to the lien of the General First Mortgage and the General Second Mortgage.

     TEP Letters of Credit

     At December 31, 1997, TEP had $528.6 million principal amount of variable rate tax-exempt IDBs outstanding. Payment of principal and interest on these bonds is secured by LOCs. A LOC supporting $100 million principal amount of bonds will expire on December 31, 1999. The remaining LOCs, all of which were issued under the new Credit Agreement, expire on December 30, 2002. The weighted average commitment fee on the LOCs is approximately 1.56% through 1998, increasing to 1.61% in 1999 and 1.75% in 2000.

  TEP CAPITAL LEASE OBLIGATIONS

     The Irvington Lease has an initial term to January 2011 and provides for renewal periods of two or more years through 2020. The Springerville Common Facilities Leases have an initial term to 2017 for one owner participant and 2021 for the other two owner participants, subject to optional renewal periods of two or more years through 2025. The Springerville Unit 1 Leases have an initial term to January 2015 and provide for renewal periods of three or more years through 2030. The Springerville Coal Handling Facilities Leases have an initial term to April 2015 and provide for an initial renewal period of six years, then additional renewal periods of five or more years through 2035.

  TEP MATURITIES AND SINKING FUND REQUIREMENTS

     A schedule by years of the aggregate amount of maturities and sinking fund requirements for TEP's long-term borrowings as of December 31, 1997 follows:

                          Expiring  Scheduled
                            LOCs    Long-Term
                         Supporting   Debt    Capital Lease
                            IDBs   Retirements Obligations     Total
                          --------  --------  ------------  ----------
    Years Ending
    December 31,                   - Thousands of Dollars -
        1998                        $    500  $    97,200   $   97,700
        1999              $100,000    16,725      120,815      237,540
        2000                     -    80,475      164,121      244,596
        2001                     -    26,725      101,781      128,506
        2002               428,600    26,725       89,301      544,626
                          --------  --------  ------------  -----------
        Total 1998 - 2002  528,600   151,150      573,218    1,252,968
        Thereafter               -   535,870    1,541,164    2,077,034
        Imputed Interest         -         -   (1,209,573)  (1,209,573)
                          --------  --------   -----------  -----------
        Total             $528,600  $687,020   $  904,809   $2,120,429
                          ========  ========   ===========  ===========

     TEP expects to refinance the LOCs supporting IDBs at expiration. The above schedule does not include sinking fund requirements for certain First Mortgage Bonds of approximately $1.4 million for each of the next five years. TEP expects to satisfy these sinking fund requirements with pledges of additional property of approximately $2.3 million each year.

  SHORT-TERM DEBT

     Upon dissolution of certain subsidiaries which formed a part of TEP's former investment operations, in June 1997, TEP eliminated the $4 million of short-term debt outstanding at December 31, 1996.

NOTE 6. DIVIDEND AND LOAN RESTRICTIONS
--------------------------------------

  RESTRICTIVE COVENANTS - DIVIDENDS

     UniSource Energy

     The Company's ability to pay dividends is dependent upon cash flow from its subsidiaries, TEP and MEH. TEP comprises substantially all of UniSource Energy's assets. TEP is currently precluded by restrictive covenants in certain debt agreements from declaring or paying dividends. No dividend on common stock has been declared or paid by TEP since 1989. Until such time as TEP is able to pay dividends to UniSource Energy, it is unlikely that UniSource Energy would declare and pay dividends to holders of its Common Stock.

     TEP

     So long as certain series of First Mortgage Bonds (aggregating $184 million in principal amount) are outstanding, the payment of dividends on TEP common stock is prohibited if certain cash flow coverage and retained earnings tests are not met. The cash flow coverage test would prevent TEP from paying dividends on its common stock until such time as its cash flow coverage ratio, as defined therein, is greater or equal to a ratio of 2 to 1, and the retained earnings test would permit dividend payments so long as TEP has positive retained earnings. As of December 31, 1997, TEP had a cash flow coverage ratio in excess of 3 to 1 but did not meet the retained earnings test as the accumulated deficit was $422 million. Such covenants will remain in effect until the First Mortgage Bonds of such series have been paid or redeemed. The latest maturity of such First Mortgage Bonds is in 2003. In order for TEP to pay a dividend before such maturity date, TEP would need to have positive retained earnings or redeem all outstanding First Mortgage Bonds of each series that contain such covenants or amend the supplemental mortgage indentures pertaining to such series of First Mortgage Bonds. Such an amendment would require approval by holders of 75% of all First Mortgage Bonds.

     TEP's bank Credit Agreement allows for the payment of dividends so long as TEP maintains compliance with the agreement and meets its financial covenants, including a covenant which requires TEP to maintain a minimum level of net worth. As of December 31, 1997, TEP was in compliance with the terms of the Credit Agreement.

     Pursuant to the ACC Holding Company Order, until such time as TEP's equity ratio equals 37.5% of total capital (excluding capital lease obligations), TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings. As of December 31, 1997, TEP's equity ratio was 15% on that basis.

     In addition to such restrictive covenants, the Federal Power Act states that dividends shall not be paid out of funds properly included in the capital account. It is unclear whether such provisions of the Federal Power Act restrict TEP from paying dividends.

  RESTRICTIONS ON TEP'S ABILITY TO MAKE LOANS AND ADVANCES

     Under the ACC Affiliated Interest Rules, TEP needs prior ACC approval to make loans to affiliates for longer than one year or greater than $100,000. The ACC Holding Company Order contained numerous other continuing requirements. One of the requirements is that affiliates must pay for services received from TEP on the same terms offered to non-affiliates.

NOTE 7. COMMITMENTS AND CONTINGENCIES
--------------------------------------

  UTILITY CONTRACTUAL MATTERS

     Fuel Purchase Commitments

     TEP has contracts to purchase coal for use at the Springerville and Irvington Generating Stations and at the joint projects in which TEP participates. On June 27, 1997, TEP terminated the existing coal supply contract for the Springerville Generating Station and entered into a new, more cost effective contract with the same supplier (see Note 2). The previous coal supply contract covered the useful lives of Springerville Units 1 and 2 and contained a bilateral option to renegotiate the contract price and escalation procedures in 2009 and every five years thereafter. The new coal contract has an initial term of 13 years, beginning July 1, 1997, with an option to extend ten years thereafter. The new contract also contains more favorable terms to TEP for certain volume, incremental volume, base price, incremental price and price adjustment mechanism requirements.

     The Irvington contract terminates on the earlier of 2015 or the remaining useful life of the coal-fired unit, and includes an adjustment clause that will affect the future cost of coal delivered. The Springerville and Irvington contracts, in the aggregate, require TEP to take 2.1 million tons of coal per year at an estimated annual cost of $62 million from 1998 to 2009.

     TEP's contracts to purchase coal for use at the joint projects in which TEP participates expire at various dates from 2005 to 2017 and, in the aggregate, require TEP to take 1.5 million tons of coal per year at an estimated annual cost of $45 million from 1998 to 2005.

     TEP's contracts to purchase coal for use at Springerville, Irvington and each of the joint projects in which TEP participates contain various provisions calling for the payment of a take-or-pay amount, if certain minimum quantities of coal are not scheduled and delivered. TEP's present fuel requirements are generally in excess of the stated take-or-pay minimum amounts; however, from time to time, TEP has purchased spot market alternative fuels or switched fuel burn from one generating station to another in order to achieve lower overall fuel costs, while incurring take-or-pay minimum charges. For Irvington, TEP entered into an agreement with an alternate coal supplier for 1996 resulting in a $4.4 million take-or-pay charge but reducing coal costs overall at Irvington. TEP incurred no take-or-pay charges in 1997 or 1995.

     Coal and Transportation Contracts - Reversal of Accrued Liabilities

     In 1991 amendments to the contracts with the Springerville coal supplier, the Irvington coal supplier and the Springerville rail transportation supplier were entered into which, among other things, contained provisions which protected the claims of the suppliers under the original agreements in the event TEP did not perform its obligations under the terms of the amended agreements during the subsequent four year period. In 1995, TEP satisfied all of the conditions of the amended contracts and, consequently, reversed $12.2 million of accrued liabilities. The reversal of the accrued liabilities reduced Fuel and Purchased Power expense by $12.2 million in 1995.

  COMMITMENTS - ENVIRONMENTAL REGULATION

     In the fall of 1990, Congress adopted certain Federal Clean Air Act Amendments (CAAA) with respect to facility permitting and to reductions in sulfur dioxide and nitrogen oxide emissions which will affect TEP's operations. The required reductions of sulfur dioxide emissions will be implemented in two phases which are effective in 1995 and 2000, respectively. TEP is not affected by the requirements for sulfur dioxide and nitrogen oxide emissions which went into effect in 1995 (Phase I), but is subject to the requirements that go into effect January 1, 2000 (Phase II). All of TEP's generating facilities (except internal combustion turbines) are subject to the Phase II sulfur dioxide and nitrogen oxide requirements. The estimated cost of compliance with these requirements is approximately $2 million, scheduled to be incurred between 1998 and 2000.

     In 1993 affected TEP generating units were allocated sulfur dioxide Emission Allowances based on past operational history. Beginning in the year 2000, Phase II generating station units must hold Emission Allowances (by January 30 of the year following the compliance year) equal to the level of emissions in the compliance year, or face penalties and a requirement to offset excess emissions in future years. An analysis of the Emission Allowances that were allocated to TEP shows that TEP may not have sufficient allowances to permit normal plant operation and be in compliance with the sulfur dioxide regulations once the Phase II requirements become effective due to the increase in the rated capacity at Springerville. To the extent that TEP does not have sufficient allowances, due to increased energy output at Springerville or other factors, TEP would have to purchase additional Emission Allowances. Based upon current estimates of additional required Emission Allowances and the current market price of such allowances, TEP believes that it will be able to acquire additional required allowances and that such purchases will not have a material effect on TEP.

      Title V of the CAAA requires that more complex air quality permits be applied for and obtained for all of TEP's generating facilities. Applications have been filed for all such facilities and TEP does not anticipate any material problems in obtaining the required permits. TEP is required to pay an annual emission-based fee with respect to each generating facility subject to a Title V permit. The annual emission-based fee paid in 1995, 1996 and 1997 was less than $1 million.

     The CAAA also require multi-year studies of visibility impairment in specified areas and studies of hazardous air pollutants which relate to the necessity of future regulations of electric utility generating units. Since these activities involve the gathering of information not currently available, TEP cannot predict the outcome of these studies.

     As a result of recent and possible future changes in federal and state environmental laws, regulations and permit requirements, because of and in addition to the CAAA, TEP may incur additional costs for the purchase or upgrading of pollution control emission monitoring equipment on existing electric generating facilities and may experience a reduction in operating efficiency. There may be a need for variances from certain environmental standards and operating permit conditions until required equipment and processes for control, handling and disposal of emissions are operational and reliable. Failure to comply with any EPA or state compliance requirements may result in substantial penalties or fines which are provided for by law and which in some cases are mandatory.

     In 1991, the EPA adopted a rule for the reduction of Navajo's sulfur dioxide emissions on an annual averaging basis by 90% to address visibility impairment at Grand Canyon National Park. TEP estimates that its share of the required capital expenditures remaining as of December 31, 1997 relating to the rule's implementation will be approximately $8 million, including AFDC, through 2000.

     In order to improve the efficiency of sulfur dioxide removal at the station, the existing removal process is being replaced with a new process at an estimated cost to TEP of $20 million, including AFDC, during the period 1997 through 1999. TEP estimates that its share of the required capital expenditures remaining as of December 31, 1997 relating to this process improvement will be approximately $11 million, including AFDC, through 1999.

  CONTINGENCIES

     Ruling on Arizona Sales Tax Assessments - Coal Sales

     The Arizona Department of Revenue (ADOR) issued transaction privilege (sales) tax assessments to TEP alleging that Valencia (formerly a wholly-owned subsidiary of TEP) was liable for sales tax on gross income received from coal sales, transportation and coal-handling services to TEP for the period November 1985 through May 1996. TEP protested these assessments. On September 12, 1996, the Arizona Court of Appeals upheld the validity of the assessment issued for the period November 1985 through March 1990. As a result of the Court of Appeals decision, TEP recorded an additional expense of approximately $9.2 million in the third quarter of 1996. TEP appealed to the Arizona Supreme Court, which heard arguments in December 1997 and is expected to render its opinion in the second quarter of 1998. Additionally, TEP is protesting the assessments for the period April 1990 through May 1996.

     Previously, TEP had recorded an expense through the Consolidated Statements of Income and related liability for the amount of sales taxes and interest thereon which TEP believed was probable of incurrence for the period November 1985 through May 1996. Generally, Arizona law requires payment of an assessment prior to pursuing the appellate process. TEP has previously paid, under protest, a total of $23 million of the disputed sales tax assessments, subject to refund in the event TEP prevails.

     Since Valencia was merged into TEP on May 31, 1996, TEP acquires coal directly from the supplier. As a result, TEP believes it is not liable for transaction privilege tax computed on a basis similar to the assessments described above subsequent to May 31, 1996. For periods subsequent to May 31, 1996 TEP continues to record an estimated interest expense on the above assessments.

     Arizona Sales Tax Assessments - Leases

     The ADOR has issued transaction privilege (sales) tax assessments to the lessors from whom TEP leases certain property. The assessments allege sales tax liability on a component of rents paid by TEP under the Springerville Unit 1 Leases, the Springerville Common Facilities Leases, the Irvington Lease and the Springerville Coal Handling Facilities Leases. Assessments cover the period August 1, 1988 to September 30, 1993. Pursuant to indemnification provisions, if the ADOR prevails TEP must reimburse the lessors for taxes paid by them.

     In the opinion of management, TEP has recorded, through the Consolidated Statements of Income in current and prior years, a liability for the amount of sales taxes and interest thereon for which TEP feels incurrence is probable as of December 31, 1997. In the event that the assessments by the ADOR are sustained, an additional liability would result. Although it is reasonably possible that the ultimate resolution of such matter could result in an additional sales tax expense of up to approximately $21 million in excess of amounts recorded, management and outside tax counsel believe that TEP has meritorious defenses to mitigate or eliminate the assessed amounts.

     Based on the current status of the legal proceedings, TEP believes that the ultimate resolution of such dispute will occur over a period of two to four years. Based on consultations with counsel and considering the amounts already accrued, TEP believes that the resolution of this tax matter should not have a material adverse effect on the Consolidated Financial Statements.

     Income Tax Assessments

     In February 1998, the Internal Revenue Service (IRS) issued an income tax assessment to TEP asserting deficiencies in the amount of federal income taxes for TEP's 1992 and 1993 tax years. The IRS is challenging TEP's treatment of various items relating to the 1992 Financial Restructuring, including TEP's computation of the section 382 limitation as described in
Note 3 and amounts of NOL available to offset taxable income in future periods. TEP strongly disagrees with the IRS position and will vigorously contest it. Although management cannot predict the outcome of the dispute with certainty, management does not expect the resolution of the matter to have a material adverse impact on the financial statements.

NOTE 8. JOINTLY-OWNED FACILITIES
--------------------------------

     At December 31, 1997, TEP's interests in jointly-owned generating and transmission facilities were as follows:

                              Percent      Plant  Construction
                              Owned By      in      Work in    Accumulated
                              Company     Service   Progress   Depreciation
                             ----------- -------- ------------ ------------
                                             - Thousands of Dollars -

 San Juan Units 1 and 2         50.0     $285,142    $11,221     $222,087
 Navajo Station Units 1,2 and 3  7.5      102,988     13,856       45,151
 Four Corners Units 4 and 5      7.0       78,242        522       57,412
 Transmission Facilities     7.5 to 95.0  218,284        887      115,212
                                         --------    -------     --------
     Total                               $684,656    $26,486     $439,862
                                         ========    =======     ========

     TEP has financed or provided funds for the above facilities and its share of operating expenses is included in the Consolidated Statements of Income.

NOTE 9. EMPLOYEE BENEFITS PLANS
-------------------------------

  VOLUNTARY SEVERANCE PLAN (VSP)

     In May 1996, TEP implemented a VSP. The VSP resulted in an expense in the second quarter of 1996 for termination benefits of approximately $14 million included in Voluntary Severance Plan Expense - Net on the Consolidated Statement of Income. Approximately $10 million of the termination benefits were paid in 1996 with the remaining benefits to be paid over the subsequent three years. As a result of partial settlements and curtailments of employee benefit plans due to the VSP, TEP recognized a gain of approximately $3.4 million in the third quarter of 1996 and a loss of approximately $3 million in the first quarter of 1997.

  PENSION PLANS

     TEP has noncontributory pension plans for all regular employees. Benefits are based on years of service and the employee's average compensation. TEP makes annual contributions to the plans that are not greater than the maximum tax-deductible contribution and not less than the minimum funding requirement by the Employee Retirement Income Security Act of 1974. Contributions are intended to provide for both current and future accrued benefits.

     The following table sets forth the plans' funded status and amount recognized in the Consolidated Financial Statements at December 31, 1997 and 1996. The actuarial present value of the benefit obligation and reconciliation of funding status at October 1, were as follows:

                                                           1997     1996
                                                         -------- --------
                                                     - Thousands of Dollars -
Accumulated Benefit Obligation
  Vested                                                 $61,082  $60,711
  Non-Vested                                               8,324    7,341
                                                         -------- --------
    Total                                                $69,406  $68,052
                                                         ======== ========


Plan Assets at Fair Value, Principally Equity and
  Fixed Income Securities                                $88,316  $86,387
Projected Benefit Obligation                             (80,380) (76,563)
                                                         -------- --------
Plan Assets in Excess of Projected Benefit Obligation      7,936    9,824
Unrecognized Net Gain from Past Experience                (7,097)  (8,088)
Prior Service Cost Not Yet Recognized in Net Periodic
  Pension Cost                                            10,559    7,705
Unrecognized Net Assets at Transition Being Amortized
  Over 15 Years                                             (757)  (1,405)
                                                         -------- --------
Prepaid Pension Cost Included in the Balance Sheet       $10,641  $ 8,036
                                                         ======== ========

     The increases in the Accumulated Benefit Obligation and Projected Benefit Obligation from 1996 to 1997 reflect the decrease in the discount rate used from 8% in 1996 to 7.25% in 1997.

                                                 Years Ended December 31,
                                                  1997     1996     1995
                                                -------- -------- --------
                                                 - Thousands of Dollars -
Components of Net Pension Cost
  Service Cost of Benefits Earned During Period $ 3,462  $ 2,746  $ 3,236
  Interest Cost on Projected Benefit Obligation   5,777    6,022    6,752
  Actual (Gain) Loss on Plan Assets              (7,955)  (7,757)  (8,417)
  Net Amortization and Deferral                     817      404      532
                                                -------- -------- --------
     Net Periodic Pension Cost                  $ 2,101  $ 1,415  $ 2,103
                                                ======== ======== ========

Actuarial Assumptions:                             1997    1996    1995
                                                   ----    ----    ----
  Discount Rate - Funding Status                   7.25%   8.0%    7.5%
  Average Compensation Increase                    4.0     5.0     5.0
  Expected Long-Term Rate of Return on Plan Assets 9.0     9.0     9.0

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     TEP provides health care and life insurance benefits for retired employees. All regular employees may become eligible for those benefits if they reach retirement age while working for TEP. Those and similar benefits are provided through an independent administrator handling health claims and insurance companies that offer premiums based on group rates.

     TEP is authorized by the ACC to recover through rates the costs of benefits only as payments are made to retired employees; the postretirement benefits are currently funded entirely on a pay-as-you-go basis. Under the provisions of FAS 106 TEP cannot record a regulatory asset for the excess of FAS 106 expense over actual benefit payments.

                                                           December 31,
                                                          1997       1996
                                                        ---------  ---------
                                                     - Thousands of Dollars -
Accumulated Postretirement Benefit Obligation
  Retirees                                              $(15,396)  $(15,471)
  Fully Eligible Active Plan Participants                 (2,503)    (1,817)
  Other Active Participants                              (12,378)   (14,100)
                                                        ---------  ---------
   Total Accumulated Postretirement Benefit Obligation   (30,277)   (31,388)
Unrecognized Net Loss from Past Experience                   286      3,172
Unrecognized Obligation at Transition
  Being Amortized Over 20 Years                           13,025     13,893
                                                        ---------  ---------
Accrued Postretirement Benefit Cost Included in the
  Balance Sheet                                         $(16,966)  $(14,323)
                                                        =========  =========

                                                   Years Ended December 31,
                                                    1997     1996     1995
                                                   -------  -------  -------
                                                   - Thousands of Dollars -
Components of Net Postretirement Benefit Cost
  Service Cost of Benefits Earned During Period    $  975   $1,025   $  838
  Interest Cost on Postretirement Benefit
    Obligation                                      2,068    2,071    1,541
  Amortization of the Unrecognized Transition
    Obligation                                        868      913      958
  Amortization of the Unrecognized Loss (Gain)          -       42     (152)
                                                   -------  -------  -------
     Net Periodic Postretirement Benefit Cost      $3,911   $4,051   $3,185
                                                   =======  =======  =======

     The accumulated postretirement benefit obligation was determined using a 7.00% and 7.25% discount rate for 1997 and 1996, respectively. The health care cost trend rates were assumed to be 8.0% and 8.5% for 1997 and 1996, respectively, gradually declining to 4.0% in 2003 and thereafter. The effect of a one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1997 by approximately $3.7 million and the net periodic cost by $0.5 million for 1997.

  STOCK OPTION PLANS

     On May 20, 1994, the Shareholders of the Company approved two stock option plans, the 1994 Outside Director Stock Option Plan (1994 Directors'
Plan) and the 1994 Omnibus Stock and Incentive Plan (1994 Omnibus Plan).

     The 1994 Directors' Plan provides for the annual grant of 1,200 non-qualified stock options to each eligible director, at an exercise price equal to the market price of the Company's Common Stock at the grant date, beginning January 3, 1995. These options vest ratably and become exercisable in one-third increments on each anniversary date of the grant and expire on the tenth anniversary.

     The 1994 Omnibus Plan allows the Compensation Committee, a committee comprised solely of non-employee directors, to grant any or all of the following types of awards to each eligible employee of the Company: stock options, including incentive stock options, non-qualified stock options and discounted stock options; stock appreciation rights; restricted stock; performance units; performance shares; and dividend equivalents. The total number of shares of the Company's stock which may be awarded under the Omnibus Plan cannot exceed 1.6 million.

     In June 1997, the Compensation Committee awarded 69,363 shares of restricted stock which had a fair value at the date of grant of $1 million to officers. The restrictions lapse over a three-year period in one-third increments on each anniversary date of the grant. The restricted stock was awarded but not issued. Each officer is entitled to receive shares of stock after the restrictions have lapsed, but may elect to defer receipt of such stock to a future period. Compensation expense is charged to earnings over the restriction period and amounted to $0.2 million in 1997.

     The Compensation Committee granted stock options intended to qualify as incentive stock options under the Internal Revenue Code to key employees during 1997, 1996 and 1995 and to all employees during 1994 at exercise prices greater than or equal to the market price of the Company's Common Stock at the grant date. These options vest ratably and become exercisable in one-third increments on each anniversary date of the grant and expire on the tenth anniversary.

     A summary of the activity of the 1994 Directors' Plan and 1994 Omnibus Plan is as follows:

                           1997              1996              1995
                     ----------------  ----------------  ----------------
                             Weighted          Weighted          Weighted
                             Average           Average           Average
                             Exercise          Exercise          Exercise
                     Shares   Price    Shares   Price    Shares   Price
                     ------- --------  ------- --------  ------- --------
Options Outstanding,
 Beginning of Year   688,123  $15.30   525,522  $16.26   442,952  $16.28
  Granted            144,190  $14.59   212,684  $13.16    93,718  $16.19
  Exercised           (6,630) $16.25    (2,886) $16.25         -       -
  Forfeited          (25,142) $15.18   (47,197) $16.25   (11,148) $16.18
                     -------           -------           -------
Options Outstanding,
 End of Year         800,541  $15.17   688,123  $15.30   525,522  $16.26
                     =======           =======           =======
Options Exercisable,
 End of Year         491,763  $15.84   286,944  $16.27   143,744  $16.28

Option Price Range of Options Outstanding at December 31, 1997:  $13.00 to
   $17.81

Weighted Average Remaining Contractual Life at December 31, 1997:  7.6 Years

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. No compensation cost has been recognized for the plans during 1995 though 1997. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of FAS 123, net income and net income per average share would have been reduced to the pro forma amounts indicated below:


                                                Years Ended December 31,
                                               1997       1996       1995
                                             --------    -------    -------
                                                 - Thousands of Dollars -
                                                  (except per share data)
Net Income - As Reported                      $83,572   $120,852   $54,905
             Pro Forma                        $83,201   $120,594   $54,833

Basic Earnings Per Share - As Reported          $2.60      $3.76     $1.71
                           Pro Forma            $2.59      $3.75     $1.71

Diluted Earnings per Share - As Reported        $2.59      $3.75     $1.70
                             Pro Forma          $2.58      $3.74     $1.70

     The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                               1997        1996      1995
                                             --------    --------   -------
              Expected life (years)               3           4          4
              Interest rate                    6.16%       6.51%      6.30%
              Volatility                      23.15%      23.51%     23.51%
              Dividend yield                   None        None       None

NOTE 10. EARNINGS PER SHARE (EPS)
---------------------------------

     The Company adopted FAS 128 in the fourth quarter of 1997. This statement requires a dual presentation of basic and diluted EPS on the face of the income statement. The adoption of FAS 128 required the restatement of prior period EPS. A reconciliation of the numerators and denominators of the basic and diluted per share computations is set forth in the following table:

                                                Years Ended December 31,
                                               1997       1996       1995
                                             --------    -------    -------
                                                 - Thousands of Dollars -
                                                  (except per share data)

   Basic Earnings Per Share:
   Numerator: Net Income                      $83,572   $120,852   $54,905
   Denominator: Average Shares
     of Common Stock - Outstanding             32,138     32,136    32,138
                                             -------   --------   -------
   Basic Earnings Per Share                  $  2.60   $   3.76   $  1.71
                                             =======   ========   =======

   Diluted Earnings per Share:
   Numerator: Net Income                     $83,572   $120,852   $54,905
   Denominator: Average Shares
     of Common Stock - Outstanding            32,138     32,136    32,138
   Effect of Dilutive Securities:
     Warrants                                     53         81        70
     Options                                      87         36        12
                                             -------   --------   -------
   Total Shares                               32,278     32,253    32,220
                                             -------   --------   -------
  Diluted Earnings Per Share                $  2.59   $   3.75   $  1.70
                                             =======   ========   =======

     The Warrants are exercisable into TEP common stock. However, the dilutive effect is the same as it would be if the Warrants were exercisable into UniSource Energy Common Stock.

NOTE 11. QUARTERLY FINANCIAL DATA (unaudited)
---------------------------------------------
                                       First    Second     Third    Fourth
                                     --------- --------- --------- ---------
                                             - Thousands of Dollars -
                                              (except per share data)
1997
Operating Revenue                    $154,281  $182,970  $231,089  $161,553
Operating Income                       20,790    33,830    56,110    23,293
NOL Benefit Recognition (see Note 3)   14,318    14,975    13,120     1,030
Net Income                             11,492    29,901    43,415    (1,236)
Basic Earnings Per Share                 0.36      0.93      1.35     (0.04)
Diluted Earnings Per Share               0.36      0.93      1.34     (0.04)

1996
Operating Revenue                    $148,028  $184,533  $223,078  $160,234
Operating Income                       17,118    27,110    52,616    20,722
NOL Benefit Recognition (see Note 3)    4,849     6,164    70,283     7,342
Net Income                                419    10,289   102,498     7,646
Basic Earnings Per Share                 0.01      0.32      3.19      0.24
Diluted Earnings Per Share               0.01      0.32      3.19      0.23

     DUE TO SEASONAL FLUCTUATIONS IN SALES, THE RECOGNITION OF NOL CARRYFORWARD BENEFITS AND ONE-TIME ADJUSTMENTS, THE QUARTERLY RESULTS ARE NOT INDICATIVE OF ANNUAL OPERATING RESULTS. SEE NOTE 4 REGARDING THE REVERSAL OF A $8.5 MILLION AND $10.2 MILLION PROVISION FOR LOSS IN THE THIRD QUARTER OF 1996 AND SECOND QUARTER OF 1997, RESPECTIVELY, NOTE 7 REGARDING THE RECOGNITION OF $9.2 MILLION IN SALES TAX EXPENSE IN THE THIRD QUARTER OF 1996, AND NOTE 9 REGARDING THE VSP RELATED AMOUNTS RECORDED IN 1996 AND 1997. ADDITIONALLY, IN THE FOURTH QUARTER OF 1997, TEP RECEIVED AN INTEREST REFUND OF $2.8 MILLION RELATING TO INCOME TAXES; SUCH INTEREST REFUND IS INCLUDED IN OTHER INCOME (DEDUCTIONS) ON THE CONSOLIDATED STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 1997.

NOTE 12. SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

     FOR PURPOSES OF THIS STATEMENT, THE COMPANY AND TEP DEFINE CASH AND CASH EQUIVALENTS AS CASH (UNRESTRICTED DEMAND DEPOSITS) AND ALL HIGHLY LIQUID INVESTMENTS PURCHASED WITH A MATURITY OF THREE MONTHS OR LESS. A
RECONCILIATION OF NET INCOME TO NET CASH FLOWS FROM OPERATING ACTIVITIES
FOLLOWS:

                                                Years Ended December 31,
                                              1997        1996        1995
                                           ----------  ----------  ----------
                                                - Thousands of Dollars -

Net Income                                  $ 83,572    $120,852    $ 54,905
Adjustments to Reconcile Net Income
 to Net Cash Flows
  Depreciation and Amortization Expense       86,405      98,246      93,136
  Deferred Income Taxes and Investment
   Tax Credits - Net                         (23,089)    (83,722)    (21,136)
  Deferred Fuel and Purchased Power                -           -       5,872
  Lease Payments Deferred                     33,679      30,756      32,299
  Deferred Springerville Unit 2 Costs              -        (286)     (1,127)
  Regulatory Amortizations, Net of Interest
   Imputed on Losses Recorded at
   Present Value                              (3,485)    (16,544)    (15,852)
  Reversal of Loss Provision                 (10,154)     (8,472)          -
  Deferred Contract Termination Fee          (38,077)          -           -
  Emission Allowances                        (11,463)      2,353       7,224
  Other                                        5,188      (4,036)     (1,691)
  Changes in Assets and Liabilities which
   Provided (Used) Cash Exclusive of
   Changes Shown Separately
    Accounts Receivable                       (5,320)     (4,188)      4,615
    Materials and Fuel                        (3,649)     11,812      (6,059)
    Accounts Payable                           6,103       1,644     (16,022)
    Taxes Accrued                                390       8,311     (13,519)
    Other Current Assets and Liabilities       2,298      (9,926)     (5,328)
    Other Deferred Assets and Liabilities      1,992       4,467       2,073
                                           ----------  ----------  ----------
Net Cash Flows - Operating Activities       $124,390    $151,267    $119,390
                                           ==========  ==========  ==========

    Non-cash investing and financing activities of the Company and TEP that affected recognized assets and liabilities but did not result in cash receipts or payments were:
                                                Years Ended December 31,
                                              1997        1996        1995
                                           ----------  ----------  ----------
                                                - Thousands of Dollars -
Capital Lease Obligations                   $ 11,788    $  8,336    $  8,095
                                           ----------  ----------  ----------



ITEM 9. -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------------

      On November 7, 1997, based upon the recommendation of its audit committee, the Board of Directors of TEP voted to appoint Price Waterhouse LLP as TEP's independent accountants for the year ending December 31, 1998. TEP chose not to renew the engagement of Deloitte & Touche LLP, TEP's present independent accountants. Deloitte & Touche LLP continued to serve for the 1997 fiscal year, including rendering an opinion on the financial statements for the year ended December 31, 1997, included herein.

      The reports of Deloitte & Touche LLP on the Company's and TEP's financial statements for each of the two most recent years ended December 31, 1997 did not contain any adverse opinion or disclaimer of opinion, nor were the reports qualified in any manner.

      During 1996, 1997 and the period from December 31, 1997 to the date of this Form 10-K, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure. During this period, there were no "reportable events" as that term is defined in Item 304 (a) (1) (v) of Regulation S-K.

          The Company and TEP have requested Deloitte & Touche LLP to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements for the two most recent years ended December 31, 1997 to the date of this Form 10-K.

      On November 14, 1997, TEP (and the Company) engaged Price Waterhouse LLP as its principal accountants to audit the financial statements for the year ending December 31, 1998. During 1996, 1997 and the period from December 31, 1997 to the date of this Form 10-K, the Company and TEP have not consulted Price Waterhouse LLP on items which concerned the application of accounting principles generally, or to a specific transaction or group of transactions, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements except as related to transactions for the year ending December 31, 1998.


                                  PART III

ITEM 10. -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS
-------------------------------------------------------------------------------

  DIRECTORS
  ---------

      The individuals serving as Directors of UniSource Energy also serve as the Directors of TEP. Information concerning Directors is contained under Election of Directors in the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders, which information is incorporated herein by reference.

  EXECUTIVE OFFICERS
  ------------------

      Executive Officers of UniSource Energy who are elected annually by the Company's Board of Directors, are as follows:

                                                                         Execitive
Name                   Age   Title                                        Officer
----                   ---   -----                                         Since
                                                                         ---------
Charles E. Bayless      55   Chairman of the Board, President and
                             Chief Executive Officer (a)                    1989
Ira R. Adler            47   Senior Vice President, Chief Financial         1988
                             Officer and Treasurer (b)
George W. Miraben       56   Senior Vice President - Policy and Human       1990
                             Resources (c)
James S. Pignatelli     54   Senior Vice President and Chief Operating      1994
                             Officer (d)
Karen G. Kissinger      43   Vice President, Controller and Principal       1991
                             Accounting
                             Officer (i)
Dennis R. Nelson        47   Vice President, General Counsel and            1991
                             Corporate
                             Secretary (k)

      Executive Officers of TEP who are elected annually by TEP's Board of Directors, are as follows:

                                                                         Executive
Name                   Age   Title                                        Officer
----                   ---   -----                                         Since
                                                                         ---------
Charles E. Bayless      55   Chairman of the Board, President and
                             Chief Executive Officer (a)                    1989
Ira R. Adler            47   Senior Vice President and Chief Financial      1988
                             Officer (b)
George W. Miraben       56   Senior Vice President - Policy and Human       1990
                             Resources (c)
James S. Pignatelli     54   Senior Vice President and Chief Operating      1994
                             Officer (d)
Thomas A. Delawder      51   Vice President - Energy Resources (e)          1985
Gary L. Ellerd          47   Vice President - Operations (f)                1985
Steven J. Glaser        40   Vice President - Energy Services (g)           1994
Thomas N. Hansen        47   Vice President - Technical Services Advisor    1992
                             (h)
Karen G. Kissinger      43   Vice President and Controller (i)              1991
Kevin P. Larson         41   Vice President and Treasurer (j)               1994
Dennis R. Nelson        47   Vice President, General Counsel and
                             Corporate Secretary (k)                        1991

(a) Charles E. Bayless: Mr. Bayless joined TEP as Senior Vice President and Chief Financial Officer in December 1989. He was elected President and Chief Executive Officer in July 1990 and was elected to the Board of Directors in June 1990. On January 28, 1992, Mr. Bayless was named Chairman of the Board of Directors. He was named Chairman of the Board, President and Chief Executive Officer of UniSource Energy in January 1998. Prior to joining TEP, he was Senior Vice President and Chief Financial Officer of Public Service Company of New Hampshire from 1981 through 1989.

(b) Ira R. Adler: Mr. Adler joined TEP in 1986 as Manager of Financial Planning. In 1987 he was elected as Vice President and Treasurer of TRI, one of TEP's investment subsidiaries, from which position he resigned in October 1988, when he was elected Treasurer of TEP. He was elected Vice President - Finance and Treasurer in July 1989 and was elected Senior Vice President and Chief Financial Officer in July 1990 and President of TRI and SRI in April 1992. He was named Senior Vice President, Chief Financial Officer and Treasurer of UniSource Energy in January 1998. Prior to joining TEP, he was Vice President - Finance of US WEST Financial Services, Inc.

(c) George W. Miraben: Mr. Miraben was elected Vice President, Public Affairs, effective March 1990, was named Vice President - Human Resources and Public Affairs in 1994, and became Senior Vice President - Policy and Human Resources in 1996. He was named Senior Vice President of UniSource Energy in January 1998. Prior to joining TEP, he was Director of External Affairs for US WEST Communications' Arizona operation from 1981 through March 1990.

(d) James S. Pignatelli: Mr. Pignatelli joined TEP as Senior Vice President in August 1994 and was elected Senior Vice President and Chief Operating Officer in 1996. He was named Senior Vice President and Chief Operating Officer of UniSource Energy in January 1998. Prior to joining TEP, he was President and Chief Executive Officer from 1988 to 1993 of Mission Energy Company, a subsidiary of SCE Corp.

(e) Thomas A. Delawder: Mr. Delawder joined TEP in 1974 and thereafter served in various engineering and operations positions. In April 1985 he was named Manager, Systems Operations and was elected Vice President - Power Supply and System Control in November 1985. In February 1991, he became Vice President - Engineering and Power Supply and in January 1992 he became Vice President - System Operations. In 1994, he became Vice President - Energy Resources.

(f) Gary L. Ellerd: Mr. Ellerd joined TEP as Vice President and Controller in January 1985. He was elected Vice President - Services and Chief Information Officer in January 1991 and in January 1992 he became Vice President - Corporate Information Services and Chief Information Officer.
In 1994, he was named Vice President - Retail Customers. In 1995, he was named Vice President - Operations.

(g) Steven J. Glaser: Mr. Glaser joined TEP in 1990 as a Senior Attorney in charge of Regulatory Affairs. He was Manager of TEP's Legal department from 1992 to 1994, and Manager of Contracts and Wholesale Marketing from 1994 until elected Vice President - Business Development. In 1995, he was named Vice President - Wholesale/Retail Pricing and System Planning. He was named Vice President - Energy Services in 1996.

(h) Thomas N. Hansen: Mr. Hansen joined TEP in December 1992 as Vice President - Power Production. Prior to joining TEP, Mr. Hansen was Century's Vice President - Operations from 1989 and Plant Manager at Springerville from 1987 through 1988. In 1994, he was named Vice President - Technical Advisor.

(i) Karen G. Kissinger: Ms. Kissinger joined TEP as Vice President and Controller in January 1991. She was named Vice President, Controller and Principal Accounting Officer of UniSource Energy in January 1998. Prior to joining TEP, she was a Manager with Deloitte & Touche from 1986 through 1989 and a Senior Manager through 1990.

(j) Kevin P. Larson: Mr. Larson joined TEP in 1985 and thereafter held various positions in its finance department and at TEP's investment subsidiaries. In January 1991, he was elected Assistant Treasurer of TEP and named Manager of Financial Programs. He was elected Treasurer of TEP in August 1994 and Vice President in March 1997.

(k)   Dennis R. Nelson:  Mr. Nelson joined TEP as a staff attorney in 1976.
He was manager of the Legal Department from 1985 to 1990. He was elected Vice President, General Counsel and Corporate Secretary in January 1991. He was named Vice President, General Counsel and Corporate Secretary of UniSource Energy in January 1998.


ITEM 11. -- EXECUTIVE COMPENSATION
-------------------------------------------------------------------------------

      Information concerning Executive Compensation is contained under Executive Compensation and Other Information in the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders, which information is incorporated herein by reference.


ITEM 12. -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------------

  GENERAL
  -------

      At February 24, 1998, UniSource Energy had outstanding 32,138,124 shares of Common Stock. As of February 24, 1998, the number of shares of Common Stock beneficially owned by all directors and officers of the Company as a group amounted to less than 1% of the outstanding Common Stock.

      At February 24, 1998, UniSource Energy owned all of the outstanding shares of common stock of TEP.

  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
  -----------------------------------------------

      Information concerning the security ownership of certain beneficial owners of UniSource Energy is contained under Security Ownership of Certain Beneficial Owners in the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders, which information is incorporated herein by reference.

  SECURITY OWNERSHIP OF MANAGEMENT
  --------------------------------

      Information concerning the security ownership of the Directors and Executive Officers of UniSource Energy and TEP is contained under Security Ownership of Management in the Company's Proxy Statement relating to the 1998

Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 13. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------------------------------

      None.


                                   PART IV

ITEM 14. -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------

                                                                Page
                                                                ----
(a)   1.    Consolidated Financial Statements as of
            December 31, 1997 and 1996 and for Each
               of the Three Years in the Period Ended
               December 31, 1997.

            UniSource Energy Corporation
            ----------------------------
            Independent Auditors' Report                         37
            Consolidated Statements of Income                    38
            Consolidated Statements of Cash Flows                39
            Consolidated Balance Sheets                          40
            Consolidated Statements of Capitalization            41
            Consolidated Statements of Changes in Stockholders'
              Equity (Deficit)                                   42
            Notes to Consolidated Financial Statements           48

            Tucson Electric Power Company
            -----------------------------
            Independent Auditors' Report                         37
            Consolidated Statements of Income                    43
            Consolidated Statements of Cash Flows                44
            Consolidated Balance Sheets                          45
            Consolidated Statements of Capitalization            46
            Consolidated Statements of Changes in Stockholders'
             Equity (Deficit)                                    47
            Notes to Consolidated Financial Statements           48

      2.    Supplemental Consolidated Schedules for the Years
            Ended December 31, 1995 to 1997.


      Schedules I to V, inclusive, are omitted because they are not applicable or not required.

      3.    Exhibits.

      Reference is made to the Exhibit Index commencing on page  81

(b)     Reports on Form 8-K and 8-K/A.

      Tucson Electric Power Company
      ------------------------------

      -- Form 8-K dated November 7, 1997 (filed November 14, 1997), reporting on Change in the Registrant's Certifying Accountant.
      -- Form 8-K/A dated November 7, 1997 (filed November 19, 1997), reporting on Change in the Registrant's Certifying Accountant.
      -- Form 8-K dated November 14, 1997 (filed November 17, 1997), reporting on Change in the Registrant's Certifying Accountant.
      -- Form 8-K dated November 19, 1997 (filed November 24, 1997), reporting on the Company's Holding Company Application and Financing Application.

      UniSource Energy Corporation and Tucson Electric Power Company
      --------------------------------------------------------------

      -- Form 8-K dated December 30, 1997 (filed January 6, 1997), reporting on the UniSource Energy/TEP share exchange and the new TEP Bank Credit Agreement.



                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           UNISOURCE ENERGY CORPORATION


Date: March 2, 1998                 By   Ira R. Adler
                                       ------------------------------------
                                         IRA R. ADLER
                                         Senior Vice President and Principal
                                         Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 2, 1998                     Charles E. Bayless*
                                         ------------------------------------
                                         Charles E. Bayless
                                         Chairman of the Board, President and
                                         Principal Executive Officer



Date:  March 2, 1998                     Ira R. Adler
                                         ------------------------------------
                                         Ira R. Adler
                                         Principal Financial Officer



Date:  March 2, 1998                     Karen G. Kissinger*
                                         ------------------------------------
                                         Karen G. Kissinger
                                         Principal Accounting Officer



Date:  March 2, 1998                     Elizabeth T. Bilby*
                                         ------------------------------------
                                         Elizabeth T. Bilby
                                         Director



Date:  March 2, 1998                     Jose L. Canchola*
                                         ------------------------------------
                                         Jose L. Canchola
                                         Director



Date:  March 2, 1998                     John. L. Carter*
                                         ------------------------------------
                                         John L. Carter
                                         Director


Date:  March 2, 1998                     John A. Jeter*
                                         ------------------------------------
                                         John A. Jeter
                                         Director


Date:  March 2, 1998                     R. B. O'Rielly*
                                         ------------------------------------
                                         R. B. O'Rielly
                                         Director


Date:  March 2, 1998                     Martha R. Seger*
                                         ------------------------------------
                                         Martha R. Seger
                                         Director


Date:  March 2, 1998                     Donald G. Shropshire*
                                         ------------------------------------
                                         Donald G. Shropshire
                                         Director


Date:  March 2, 1998                     H. Wilson Sundt*
                                         ------------------------------------
                                         H. Wilson Sundt
                                         Director



Date:  March 2, 1998                  By      Ira R. Adler
                                         ------------------------------------
                                              Ira R. Adler
                                         as attorney-in-fact for each
                                         of the persons indicated




                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TUCSON ELECTRIC POWER COMPANY


Date:  March 2, 1998                By   Ira R. Adler
                                       --------------------------------------
                                         IRA R. ADLER
                                         Senior Vice President and Principal
                                         Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 2, 1998                     Charles E. Bayless*
                                         ------------------------------------
                                         Charles E. Bayless
                                         Chairman of the Board, President and
                                         Principal Executive Officer



Date:  March 2, 1998                     Ira R. Adler
                                         ------------------------------------
                                         Ira R. Adler
                                         Principal Financial Officer



Date:  March 2, 1998                     Karen G. Kissinger*
                                         ------------------------------------
                                         Karen G. Kissinger
                                         Principal Accounting Officer



Date:  March 2, 1998                     Elizabeth T. Bilby*
                                         ------------------------------------
                                         Elizabeth T. Bilby
                                         Director



Date:  March 2, 1998                     Jose L. Canchola*
                                         ------------------------------------
                                         Jose L. Canchola
                                         Director



Date:  March 2, 1998                     John. L. Carter*
                                         ------------------------------------
                                         John L. Carter
                                         Director


Date:  March 2, 1998                     John A. Jeter*
                                         ------------------------------------
                                         John A. Jeter
                                         Director


Date:  March 2, 1998                     R. B. O'Rielly*
                                         ------------------------------------
                                         R. B. O'Rielly
                                         Director


Date:  March 2, 1998                     Martha R. Seger*
                                         ------------------------------------
                                         Martha R. Seger
                                         Director


Date:  March 2, 1998                     Donald G. Shropshire*
                                         ------------------------------------
                                         Donald G. Shropshire
                                         Director


Date:  March 2, 1998                     H. Wilson Sundt*
                                         ------------------------------------
                                         H. Wilson Sundt
                                         Director



Date:  March 2, 1998                  By      Ira R. Adler
                                         ------------------------------------
                                              Ira R. Adler
                                         as attorney-in-fact for each
                                         of the persons indicated




                                  EXHIBIT INDEX

2(a)  -- Agreement and Plan of Exchange, dated as of March 20, 1995, between
         TEP, UniSource Energy and NCR Holding, Inc.

*3(a) -- Restated Articles of Incorporation of TEP, filed with the ACC on
         August 11, 1994, as amended by Amendment to Article Fourth of the Company's Restated Articles of Incorporation, filed with the ACC on May 17, 1996. (Form 10-K for year ended December 31, 1996, File No. 1-5924--Exhibit 3(a).)

*3(b) -- Bylaws of TEP, as amended May 20, 1994. (Form 10-Q for the quarter ended June 30, 1994, File No. 1-5924--Exhibit 3.)

*3(c) -- Amended and Restated Articles of Incorporation of UniSource Energy.
         (Form 8-A/A, dated January 30, 1998, File No. 1-13739--Exhibit
         2(a).)

*3(d) -- Bylaws of UniSource Energy, as amended December 11, 1997.  (Form 8-
         A, dated December 23, 1997, File No. 1-13739--Exhibit 2(b).)

*4(a)(1)-- Indenture dated as of April 1, 1941, to The Chase National Bank of the City of New York, as Trustee. (Form S-7, File No. 2-59906--
         Exhibit 2(b)(1).)

*4(a)(2)-- First Supplemental Indenture, dated as of October 1, 1946.  (Form
         S-7, File No. 2-59906--Exhibit 2(b)(2).)

*4(a)(3)-- Second Supplemental Indenture dated as of October 1, 1947.  (Form
         S-7, File No. 2-59906--Exhibit 2(b)(3).)

*4(a)(4)-- Third Supplemental Indenture, dated as of April 1, 1949.  (Form S-
         7, File No. 2-59906--Exhibit 2(b)(4).)

*4(a)(5)-- Fourth Supplemental Indenture, dated as of December 1, 1952.
         (Form S-7, File No. 2-59906--Exhibit 2(b)(5).)

*4(a)(6)-- Fifth Supplemental Indenture, dated as of January 1, 1955.  (Form
         S-7, File No. 2-59906--Exhibit 2(b)(6).)

*4(a)(7)-- Sixth Supplemental Indenture, dated as of January 1, 1958.  (Form
         S-7, File No. 2-59906--Exhibit 2(b)(7).)

*4(a)(8)-- Seventh Supplemental Indenture, dated as of November 1, 1959.
         (Form S-7, File No. 2-59906--Exhibit 2(b)(8).)

*4(a)(9)-- Eighth Supplemental Indenture, dated as of November 1, 1961.
         (Form S-7, File No. 2-59906--Exhibit 2(b)(9).)

*4(a)(10)-- Ninth Supplemental Indenture, dated as of February 20, 1964.
         (Form S-7, File No. 2-59906--Exhibit 2(b)(10).)

*4(a)(11)-- Tenth Supplemental Indenture, dated as of February 1, 1965.
         (Form S-7, File No. 2-59906--Exhibit 2(b)(11).)

*4(a)(12)-- Eleventh Supplemental Indenture, dated as of February 1,
         1966.  (Form S-7, File No. 2-59906--Exhibit 2(b)(12).)

*4(a)(13)-- Twelfth Supplemental Indenture, dated as of November 1, 1969.
         (Form S-7, File No. 2-59906--Exhibit 2(b)(13).)

*4(a)(14)-- Thirteenth Supplemental Indenture, dated as of January 20,
         1970.  (Form S-7, File No. 2-59906--Exhibit 2(b)(14).)

*4(a)(15)-- Fourteenth Supplemental Indenture, dated as of September 1,
         1971.  (Form S-7, File No. 2-59906--Exhibit 2(b)(15).)

*4(a)(16)-- Fifteenth Supplemental Indenture, dated as of March 1, 1972.
         (Form S-7, File No. 2-59906--Exhibit 2(b)(16).)

*4(a)(17)-- Sixteenth Supplemental Indenture, dated as of May 1, 1973.
         (Form S-7, File No. 2-59906--Exhibit 2(b)(17).)

*4(a)(18)-- Seventeenth Supplemental Indenture, dated as of November 1,
         1975.  (Form S-7, File No. 2-59906--Exhibit 2(b)(18).)

*4(a)(19)-- Eighteenth Supplemental Indenture, dated as of November 1,
         1975.  (Form S-7, File No. 2-59906--Exhibit 2(b)(19).)

*4(a)(20)-- Nineteenth Supplemental Indenture, dated as of July 1, 1976.
         (Form S-7, File No. 2-59906--Exhibit 2(b)(20).)

*4(a)(21)-- Twentieth Supplemental Indenture, dated as of October 1,
         1977.  (Form S-7, File No. 2-59906--Exhibit 2(b)(21).)

*4(a)(22)-- Twenty-first Supplemental Indenture, dated as of November 1,
         1977. (Form 10-K for year ended December 31, 1980, File No. 1-5924- -Exhibit 4(v).)

*4(a)(23)-- Twenty-second Supplemental Indenture, dated as of January 1,
         1978. (Form 10-K for year ended December 31, 1980, File No. 1-5924- -Exhibit 4(w).)

*4(a)(24)-- Twenty-third Supplemental Indenture, dated as of July 1,
         1980. (Form 10-K for year ended December 31, 1980, File No. 1-5924- -Exhibit 4(x).)

*4(a)(25)-- Twenty-fourth Supplemental Indenture, dated as of October 1,
         1980. (Form 10-K for year ended December 31, 1980, File No. 1-5924- -Exhibit 4(y).)

*4(a)(26)-- Twenty-fifth Supplemental Indenture, dated as of April 1,
         1981. (Form 10-Q for quarter ended March 31, 1981, File No. 1-5924- -Exhibit 4(a).)

*4(a)(27)-- Twenty-sixth Supplemental Indenture, dated as of April 1,
         1981. (Form 10-Q for quarter ended March 31, 1981, File No. 1-5924- -Exhibit 4(b).)

*4(a)(28)-- Twenty-seventh Supplemental Indenture, dated as of October 1,
         1981. (Form 10-Q for quarter ended September 30, 1982, File No. 1-5924--Exhibit 4(c).)

*4(a)(29)-- Twenty-eighth Supplemental Indenture, dated as of June 1,
         1990.  (Form 10-Q for quarter ended June 30, 1990, File No. 1-5924--
         Exhibit 4(a)(1).)

*4(a)(30)-- Twenty-ninth Supplemental Indenture, dated as of December 1,
         1992.  (Form S-1, Registration No. 33-55732--Exhibit 4(a)(30).)

*4(a)(31)-- Thirtieth Supplemental Indenture, dated as of December 1,
         1992.  (Form S-1, Registration No. 33-55732--Exhibit 4(a)(31).)

*4(a)(32)-- Thirty-first Supplemental Indenture, dated as of May 1, 1996.
         (Form 10-K for the year ended December 31, 1996, File No. 1-5924--
         Exhibit 4(a)(32).)

*4(a)(33)-- Thirty-second Supplemental Indenture, dated as of May 1,
         1996. (Form 10-K for the year ended December 31, 1996, File No. 1-5924--Exhibit 4(a)(33).)

*4(b)(1)-- Installment Sale Agreement, dated as of December 1, 1973, among the City of Farmington, New Mexico, Public Service Company of New Mexico and TEP. (Form 8-K for the month of January 1974, File No. 0-269--Exhibit 3.)

*4(b)(2)-- Ordinance No. 486, adopted December 17, 1973, of the City of
         Farmington, New Mexico. (Form 8-K for the month of January 1974, File No. 0-269--Exhibit 4.)

*4(b)(3)-- Amended and Restated Installment Sale Agreement dated as of April
         1, 1997, between the City of Farmington, New Mexico and TEP relating to Pollution Control Revenue Bonds, 1997 Series A (Tucson Electric Power Company San Juan Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924--Exhibit 4(a).)

*4(b)(4)-- City of Farmington, New Mexico Ordinance No. 97-1055, adopted
         April 17, 1997, authorizing Pollution Control Revenue Bonds, 1997 Series A (Tucson Electric Power Company San Juan Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924--Exhibit 4(b).)

*4(c)(1)-- Loan Agreement, dated as of September 15, 1981, between the
         Industrial Development Authority of the County of Apache, Arizona and TEP, relating to Floating Rate Monthly Demand Pollution Control Revenue Bonds, 1981 Series A (Tucson Electric Power Company Project). (Form 10-K for year ended December 31, 1981, File No. 1-5924--Exhibit 4(d)(1).)

*4(c)(2)-- Indenture of Trust, dated as of September 15, 1981, between the Apache County Authority and Morgan Guaranty Trust Company of New York, authorizing Floating Rate Monthly Demand Pollution Control Revenue Bonds, 1981 Series A (Tucson Electric Power Company Project). (Form 10-K for year ended December 31, 1981, File No. 1-5924--Exhibit 4(d)(2).)

*4(d)(1)-- Second Supplemental Loan Agreement, dated as of October 1, 1981, between the Apache County Authority and TEP, relating to Floating Rate Monthly Demand Pollution Control Revenue Bonds, 1981 Series B (Tucson Electric Power Company Project). (Form 10-K for year ended December 31, 1982, File No. 1-5924--Exhibit 4(f)(1).)

*4(d)(2) -- Second Supplemental Indenture, dated as of October 1, 1981, between the Apache County Authority and Morgan Guaranty, relating to Floating Rate Monthly Demand Pollution Control Revenue Bonds, 1981 Series B (Tucson Electric Power Company Project). (Form 10-K for year ended December 31, 1982, File No. 1-5924--Exhibit 4(f)(2).)

*4(d)(3) -- Third Supplemental Loan Agreement, dated as of
         December 1, 1985, between the Apache County Authority and TEP, relating to Floating Rate Monthly Demand Pollution Control Revenue Bonds, 1981 Series B (Tucson Electric Power Company Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 4(d)(3).)

*4(d)(4)-- Third Supplemental Indenture, dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty, relating to Floating Rate Monthly Demand Pollution Control Revenue Bonds, 1981 Series B (Tucson Electric Power Company Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 4(d)(4).)

*4(d)(5)-- Fourth Supplemental Indenture of Trust, dated as of March 31,
         1992, between the Apache County Authority and Morgan Guaranty, relating to Pollution Control Revenue Bonds, 1981 Series B (Tucson Electric Power Company Project). (Form S-4, Registration No. 33-52860--Exhibit 4(d)(5).)

*4(d)(6)-- Fourth Supplemental Loan Agreement, dated as of March 31, 1992, between the Apache County Authority and TEP, relating to Pollution Control Revenue Bonds, 1981 Series B (Tucson Electric Power Company Project). (Form S-4, Registration No. 33-52860--Exhibit 4(d)(6).)

*4(e)(1)-- Loan Agreement, dated as of October 1, 1982, between the Pima
         County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Irvington Project). (Form 10-Q for quarter ended September 30, 1982, File No. 1-5924--Exhibit 4(a).)

*4(e)(2)-- Indenture of Trust, dated as of October 1, 1982, between the Pima
         County Authority and Morgan Guaranty authorizing Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Irvington Project). (Form 10-Q for quarter ended September 30, 1982, File No. 1-5924--Exhibit 4(b).)

*4(e)(3)-- First Supplemental Loan Agreement, dated as of March 31, 1992, between the Pima County Authority and TEP relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Irvington Project). (Form S-4, Registration No. 33-52860--
         Exhibit 4(h)(3).)

*4(e)(4)-- First Supplemental Indenture of Trust, dated as of March 31, 1992, between the Pima County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Irvington Project). (Form S-4, Registration No. 33-52860--Exhibit 4(h)(4).)

*4(f)(1)-- Loan Agreement, dated as of December 1, 1982, between the Pima
         County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form 10-K for year ended December 31, 1982, File No. 1-5924--Exhibit 4(k)(1).)

*4(f)(2)-- Indenture of Trust, dated as of December 1, 1982, between the Pima
         County Authority and Morgan Guaranty authorizing Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form 10-K for year ended December 31, 1982, File No. 1-5924--Exhibit 4(k)(2).)

*4(f)(3)-- First Supplemental Loan Agreement, dated as of March 31, 1992, between the Pima County Authority and TEP relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form S-4, Registration No. 33-52860--Exhibit 4(i)(3).)

*4(f)(4)-- First Supplemental Indenture of Trust, dated as of March 31, 1992, between the Pima County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form S-4, Registration No. 33-52860--
         Exhibit 4(i)(4).)

*4(g)(1)-- Loan Agreement, dated as of December 1, 1983, between the Apache
         County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924--Exhibit 4(l)(1).)

*4(g)(2)-- Indenture of Trust, dated as of December 1, 1983, between the Apache County Authority and Morgan Guaranty authorizing Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924--
         Exhibit 4(l)(2).)

*4(g)(3)-- First Supplemental Loan Agreement, dated as of December 1, 1985, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--
         Exhibit 4(k)(3).)

*4(g)(4)-- First Supplemental Indenture, dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--
         Exhibit 4(k)(4).)

*4(g)(5)-- Second Supplemental Loan Agreement, dated as of March 31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(k)(5).)

*4(g)(6)-- Second Supplemental Indenture of Trust, dated as of March 31,
         1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(k)(6).)

*4(h)(1)-- Loan Agreement, dated as of December 1, 1983, between the Apache
         County Authority and TEP relating to Variable Rate Demand Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924--Exhibit 4(m)(1).)

*4(h)(2)-- Indenture of Trust, dated as of December 1, 1983, between the Apache County Authority and Morgan Guaranty authorizing Variable Rate Demand Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924--Exhibit 4(m)(2).)

*4(h)(3)-- First Supplemental Loan Agreement, dated as of December 1, 1985, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--
         Exhibit 4(l)(3).)

*4(h)(4)-- First Supplemental Indenture, dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--
         Exhibit 4(l)(4).)

*4(h)(5)-- Second Supplemental Loan Agreement, dated as of March 31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(l)(5).)

*4(h)(6)-- Second Supplemental Indenture of Trust, dated as of March 31,
         1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(l)(6).)

*4(i)(1)-- Loan Agreement, dated as of December 1, 1983, between the Apache
         County Authority and TEP relating to Variable Rate Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924--Exhibit 4(n)(1).)

*4(i)(2)-- Indenture of Trust, dated as of December 1, 1983, between the Apache County Authority and Morgan Guaranty authorizing Variable Rate Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924--Exhibit 4(n)(2).)

*4(i)(3)-- First Supplemental Loan Agreement, dated as of December 1, 1985, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--
         Exhibit 4(m)(3).)

*4(i)(4)-- First Supplemental Indenture, dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--
         Exhibit 4(m)(4).)

*4(i)(5)-- Second Supplemental Loan Agreement, dated as of March 31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(m)(5).)

*4(i)(6)-- Second Supplemental Indenture of Trust, dated as of March 31,
         1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(m)(6).)

*4(j) -- Reimbursement Agreement, dated as of September 15, 1981, as amended, between TEP and Manufacturers Hanover Trust Company. (Form 10-K for the year ended December 31, 1984, File No. 1-5924--Exhibit 4(o)(4).)

*4(k)(1)-- Loan Agreement, dated as of December 1, 1985, between the Apache
         County Authority and TEP relating to Variable Rate Demand Industrial Development Revenue Bonds, 1985 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1985, File No. 1-5924---Exhibit 4(r)(1).)

*4(k)(2)-- Indenture of Trust, dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty authorizing Variable Rate Demand Industrial Development Revenue Bonds, 1985 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1985, File No. 1-5924--Exhibit 4(r)(2).)

*4(k)(3)-- First Supplemental Loan Agreement, dated as of March 31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1985 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(o)(3).)

*4(k)(4)-- First Supplemental Indenture of Trust, dated as of March 31, 1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1985 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(o)(4).)

*4(l) -- Warrant Agreement and Form of Warrant, dated as of December 15,
         1992.  (Form S-1, Registration No. 33-55732--Exhibit 4(q).)

*4(m)(1)-- Indenture of Mortgage and Deed of Trust dated as of December 1,
         1992, to Bank of Montreal Trust Company, Trustee. (Form S-1, Registration No. 33-55732--Exhibit 4(r)(1).)

*4(m)(2)-- Supplemental Indenture No. 1 creating a series of bonds designated
         Second Mortgage Bonds, Collateral Series A, dated as of December 1, 1992. (Form S-1, Registration No. 33-55732-Exhibit 4(r)(2).)

4(m)(3)--Supplemental Indenture No. 2 creating a series of bonds designated
         Second Mortgage Bonds, Collateral Series B, dated as of December 1,
         1997.

*4(n)(1)-- Loan Agreement, dated as of April 1, 1997, between Coconino
         County, Arizona Pollution Control Corporation and TEP relating to Pollution Control Revenue Bonds, 1997 Series A (Tucson Electric Power Company Navajo Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924--Exhibit 4(c).)

*4(n)(2)-- Indenture of Trust, dated as of April 1, 1997, between Coconino
         County, Arizona Pollution Control Corporation and First Trust of New York, National Association, authorizing Pollution Control Revenue Bonds, 1997 Series A (Tucson Electric Power Company Navajo Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924--Exhibit 4(d).)

*4(o)(1)-- Loan Agreement, dated as of April 1, 1997, between Coconino
         County, Arizona Pollution Control Corporation and TEP relating to Pollution Control Revenue Bonds, 1997 Series B (Tucson Electric Power Company Navajo Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924--Exhibit 4(e).)

*4(o)(2)-- Indenture of Trust, dated as of April 1, 1997, between Coconino
         County, Arizona Pollution Control Corporation and First Trust of New York, National Association, authorizing Pollution Control Revenue Bonds, 1997 Series B (Tucson Electric Power Company Navajo Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924--Exhibit 4(f).)

*4(p)(1)-- Loan Agreement, dated as of September 15, 1997, between The
         Industrial Development Authority of the County of Pima and TEP relating to Industrial Development Revenue Bonds, 1997 Series A (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924--Exhibit 4(a).)

*4(p)(2)-- Indenture of Trust, dated as of September 15, 1997, between The
         Industrial Development Authority of the County of Pima and First Trust of New York, National Association, authorizing Industrial Development Revenue Bonds, 1997 Series A (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924--Exhibit 4(b).)

*4(q)(1)-- Loan Agreement, dated as of September 15, 1997, between The
         Industrial Development Authority of the County of Pima and TEP relating to Industrial Development Revenue Bonds, 1997 Series B (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924--Exhibit 4(c).)

*4(q)(2)-- Indenture of Trust, dated as of September 15, 1997, between The
         Industrial Development Authority of the County of Pima and First Trust of New York, National Association, authorizing Industrial Development Revenue Bonds, 1997 Series B (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924--Exhibit 4(d).)

*4(r)(1)-- Loan Agreement, dated as of September 15, 1997, between The
         Industrial Development Authority of the County of Pima and TEP relating to Industrial Development Revenue Bonds, 1997 Series C (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924--Exhibit 4(e).)

*4(r)(2)-- Indenture of Trust, dated as of September 15, 1997, between The
         Industrial Development Authority of the County of Pima and First Trust of New York, National Association, authorizing Industrial Development Revenue Bonds, 1997 Series C (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924--Exhibit 4(f).)

*10(a)(1)--Lease Agreements, dated as of December 1, 1984, between
         Valencia and United States Trust Company of New York, as Trustee, and Thomas B. Zakrzewski, as Co-Trustee, as amended and supplemented. (Form 10-K for the year ended December 31, 1984, File No. 1-5924--Exhibit 10(d)(1).)

*10(a)(2)--Guaranty and Agreements, dated as of December 1, 1984, between TEP and United States Trust Company of New York, as Trustee, and Thomas B. Zakrzewski, as Co-Trustee. (Form 10-K for the year ended December 31, 1984, File No. 1-5924--Exhibit 10(d)(2).)

*10(a)(3)--General Indemnity Agreements, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors; General Foods Credit Corporation, Harvey Hubbell Financial, Inc. and J. C. Penney Company, Inc. as Owner Participants; United States Trust Company of New York, as Owner Trustee; Teachers Insurance and Annuity Association of America as Loan Participant; and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1984, File No. 1-5924--Exhibit 10(d)(3).)

*10(a)(4)--Tax Indemnity Agreements, dated as of December 1, 1984, between General Foods Credit Corporation, Harvey Hubbell Financial, Inc. and J. C. Penney Company, Inc., each as Beneficiary under a separate Trust Agreement dated December 1, 1984, with United States Trust of New York as Owner Trustee, and Thomas B. Zakrzewski as Co-Trustee, Lessor, and Valencia, Lessee, and TEP, Indemnitors. (Form 10-K for the year ended December 31, 1984, File No. 1-5924--Exhibit 10(d)(4).)

*10(a)(5)--Amendment No. 1, dated December 31, 1984, to the Lease
         Agreements, dated December 1, 1984, between Valencia and United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski as Co-Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(5).)

*10(a)(6)--Amendment No. 2, dated April 1, 1985, to the Lease
         Agreements, dated December 1, 1984, between Valencia and United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski as Co-Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(6).)

*10(a)(7)--Amendment No. 3, dated August 1, 1985, to the Lease
         Agreements, dated December 1, 1984, between Valencia and United States Trust Company of New York, as Owner Trustee, and Thomas Zakrzewski as Co-Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(7).)

*10(a)(8)--Amendment No. 4, dated June 1, 1986, to the Lease Agreement, dated December 1, 1984, between Valencia and United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee, under a Trust Agreement dated as of December 1, 1984, with General Foods Credit Corporation as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(8).)

*10(a)(9)--Amendment No. 4, dated June 1, 1986, to the Lease Agreement, dated December 1, 1984, between Valencia and United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee, under a Trust Agreement dated as of December 1, 1984, with
         J. C. Penney Company, Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(9).)

*10(a)(10)--Amendment No. 4, dated June 1, 1986, to the Lease Agreement, dated December 1, 1984, between Valencia and United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee, under a Trust Agreement dated as of December 1, 1984, with Harvey Hubbell Financial Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(10).)

*10(a)(11)--Lease Amendment No. 5 and Supplement No. 2, to the Lease
         Agreement, dated July 1, 1986, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and J. C. Penney as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(11).)

*10(a)(12)--Lease Amendment No. 5, to the Lease Agreement, dated June 1,
         1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and General Foods Credit Corporation as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924--Exhibit 10(f)(12).)

*10(a)(13)--Lease Amendment No. 5, to the Lease Agreement, dated June 1,
         1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and Harvey Hubbell Financial Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924--Exhibit 10(f)(13).)

*10(a)(14)--Lease Amendment No. 6, to the Lease Agreement, dated June 1,
         1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and J. C. Penney Company, Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924--Exhibit 10(f)(14).)

*10(a)(15)--Lease Supplement No. 1, dated December 31, 1984, to Lease
         Agreements, dated December 1, 1984, between Valencia, as Lessee and United States Trust Company of New York and Thomas B. Zakrzewski, as Owner Trustee and Co-Trustee, respectively (document filed relates to General Foods Credit Corporation; documents relating to Harvey Hubbel Financial, Inc. and JC Penney Company, Inc. are not filed but are substantially similar). (Form S-4, Registration No. 33-52860--
         Exhibit 10(f)(15).)

*10(a)(16)--Amendment No. 1, dated June 1, 1986, to the General Indemnity
         Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, General Foods Credit Corporation, as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(12).)

*10(a)(17)--Amendment No. 1, dated June 1, 1986, to the General Indemnity
         Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(13).)

*10(a)(18)--Amendment No. 1, dated June 1, 1986, to the General Indemnity
         Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, Harvey Hubbell Financial, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(14).)

*10(a)(19)--Amendment No. 2, dated as of July 1, 1986, to the General
         Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(19).)

*10(a)(20)--Amendment No. 2, dated as of June 1, 1987, to the General
         Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, General Foods Credit Corporation, as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(20).)

*10(a)(21)--Amendment No. 2, dated as of June 1, 1987, to the General
         Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, Harvey Hubbell Financial, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(21).)

*10(a)(22)-- Amendment No. 3, dated as of June 1, 1987, to the General
         Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(22).)

*10(a)(23)--Supplemental Tax Indemnity Agreement, dated July 1, 1986, between J. C. Penney Company, Inc., as Owner Participant, and Valencia and TEP, as Indemnitors. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(15).)

*10(a)(24)--Supplemental General Indemnity Agreement, dated as of July 1,
         1986, among Valencia and TEP, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(16).)

*10(a)(25)--Amendment No. 1, dated as of June 1, 1987, to the
         Supplemental General Indemnity Agreement, dated as of July 1, 1986, among Valencia and TEP, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(25).)

*10(a)(26)--Valencia Agreement, dated as of June 30, 1992, among TEP, as
         Guarantor, Valencia, as Lessee, Teachers Insurance and Annuity Association of America, as Loan Participant, Marine Midland Bank, N.A., as Indenture Trustee, United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski, as Co-Trustee, and the Owner Participants named therein relating to the Restructuring of Valencia's lease of the coal-handling facilities at the Springerville Generating Station. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(26).)

*10(a)(27)--Amendment, dated as of December 15, 1992, to the Lease
         Agreements, dated December 1, 1984, between Valencia, as Lessee, and United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski, as Co-Trustee. (Form S-1, Registration No. 33-55732--Exhibit 10(f)(27).)

*10(b)(1)--Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos Resources Inc. (San Carlos) (a wholly-owned subsidiary of the Registrant) jointly and severally, as Lessee, and Wilmington Trust Company, as Trustee, as amended and supplemented. (Form 10-K for the year ended December 31, 1985, File No. 1-5924--
         Exhibit 10(f)(1).)

*10(b)(2)--Tax Indemnity Agreements, dated as of December 1, 1985, between Philip Morris Credit Corporation, IBM Credit Financing Corporation and Emerson Finance Co., each as beneficiary under a separate trust agreement, dated as of December 1, 1985, with Wilmington Trust Company, as Owner Trustee, and William J. Wade, as Co-Trustee, and TEP and San Carlos, as Lessee. (Form 10-K for the year ended December 31, 1985, File No. 1-5924--Exhibit 10(f)(2).)

*10(b)(3)--Participation Agreement, dated as of December 1, 1985, among
         TEP and San Carlos as Lessee, Philip Morris Credit Corporation, IBM Credit Financing Corporation, and Emerson Finance Co. as Owner Participants, Wilmington Trust Company as Owner Trustee, The Sumitomo Bank, Limited, New York Branch, as Loan Participant, and Bankers Trust Company, as Indenture Trustee. (Form 10-K for the year ended December 31, 1985, File No. 1-5924--Exhibit 10(f)(3).)

*10(b)(4)--Restructuring Commitment Agreement, dated as of June 30,
         1992, among TEP and San Carlos, jointly and severally, as Lessee, Philip Morris Credit Corporation, IBM Credit Financing Corporation and Emerson Capital Funding William J. Wade, as Owner Trustee and Co-Trustee, respectively, The Sumitomo Bank, Limited, New York Branch, as Loan Participant and United States Trust Company of New York, as Indenture Trustee. (Form S-4, Registration No. 33-52860--
         Exhibit 10(g)(4).)

*10(b)(5)--Lease Supplement No. 1, dated December 31, 1985, to Lease
         Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee Trustee and Co-Trustee, respectively (document filed relates to Philip Morris Credit Corporation; documents relating to IBM Credit Financing Corporation and Emerson Financing Co. are not filed but are substantially similar). (Form S-4, Registration No. 33-52860--Exhibit 10(g)(5).)

*10(b)(6)--Amendment No. 1, dated as of December 15, 1992, to Lease
         Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, as Lessor. (Form S-1, Registration No. 33-55732--
         Exhibit 10(g)(6).)

*10(b)(7)--Amendment No. 1, dated as of December 15, 1992, to Tax
         Indemnity Agreements, dated as of December 1, 1985, between Philip Morris Credit Corporation, IBM Credit Financing Corporation and Emerson Capital Funding Corp., as Owner Participants and TEP and San Carlos, jointly and severally, as Lessee. (Form S-1, Registration No. 33-55732--Exhibit 10(g)(7).)

*10(c)(1)--Amended and Restated Participation Agreement, dated as of November 15, 1987, among TEP, as Lessee, Ford Motor Credit Company, as Owner Participant, Financial Security Assurance Inc., as Surety, Wilmington Trust Company and William J. Wade in their respective individual capacities as provided therein, but otherwise solely as Owner Trustee and Co-Trustee under the Trust Agreement, and Morgan Guaranty, in its individual capacity as provided therein, but Secured Party. (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 10(j)(1).)

*10(c)(2)--Lease Agreement, dated as of January 14, 1988, between
         Wilmington Trust Company and William J. Wade, as Owner Trust Agreement described therein, dated as of November 15, 1987, between such parties and Ford Motor Credit Company, as Lessor, and TEP, as Lessee. (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 10(j)(2).)

*10(c)(3)--Tax Indemnity Agreement, dated as of January 14, 1988, between TEP, as Lessee, and Ford Motor Credit Company, as Owner Participant, beneficiary under a Trust Agreement, dated as of November 15, 1987, with Wilmington Trust Company and William J. Wade, Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 10(j)(3).)

*10(c)(4)--Loan Agreement, dated as of January 14, 1988, between the Pima County Authority and Wilmington Trust Company and William J. Wade in their respective individual capacities as expressly stated, but otherwise solely as Owner Trustee and Co-Trustee, respectively, under and pursuant to a Trust Agreement, dated as of November 15, 1987, with Ford Motor Credit Company as Trustor and Debtor relating to Industrial Development Lease Obligation Refunding Revenue Bonds, 1988 Series A (TEP's Irvington Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 10(j)(4).)

*10(c)(5)--Indenture of Trust, dated as of January 14, 1988, between the Pima County Authority and Morgan Guaranty authorizing Industrial Development Lease Obligation Refunding Revenue Bonds, 1988 Series A (Tucson Electric Power Company Irvington Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 10(j)(5).)

*10(c)(6)--Lease Amendment No. 1, dated as of May 1, 1989, between TEP,
         Wilmington Trust Company and William J. Wade as Owner Trustee and Co-trustee, respectively under a Trust Agreement dated as of November 15, 1987 with Ford Motor Credit Company. (Form 10-K for the year ended December 31, 1990, File No. 1-5924--Exhibit 10(i)(6).)

*10(c)(7)--Lease Supplement, dated as of January 1, 1991, between TEP,
         Wilmington Trust Company and William J. Wade as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement dated as of November 15, 1987, with Ford. (Form 10K for the year ended December 31, 1991, File No. 1-5924--Exhibit 10(i)(8).)

*10(c)(8)--Lease Supplement, dated as of March 1, 1991, between TEP,
         Wilmington Trust Company and William J. Wade as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement dated as of November 15, 1987, with Ford. (Form 10-K for the year ended December 31, 1991, File No. 1-5924--Exhibit 10(i)(9).)

*10(c)(9)--Lease Supplement No. 4, dated as of December 1, 1991, between
         TEP, Wilmington Trust Company and William J. Wade as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement dated as of November 15, 1987, with Ford. (Form 10-K for the year ended December 31, 1991, File No. 1-5924--Exhibit 10(i)(10).)

*10(c)(10)--Supplemental Indenture No. 1, dated as of December 1, 1991, between the Pima County Authority and Morgan Guaranty relating to Industrial Lease Development Obligation Revenue Project). (Form 10-K for the year ended December 31, 1991, File No. 1-5924--Exhibit 10(I)(11).)

*10(c)(11)--Restructuring Commitment Agreement, dated as of June 30,
         1992, among TEP, as Lessee, Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, and Morgan Guaranty, as Indenture Trustee and Refunding Trustee, relating to the restructuring of the Registrant's lease of Unit 4 at the Irvington Generating Station. (Form S-4, Registration No. 33-52860--Exhibit 10(i)(12).)

*10(c)(12)--Amendment No. 1, dated as of December 15, 1992, to Amended and Restated Participation Agreement, dated as of November 15, 1987, among TEP, as Lessee, Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, Financial Security Assurance Inc., as Surety, and Morgan Guaranty, as Indenture Trustee. (Form S-1, Registration No. 33-55732--Exhibit 10(h)(12).)

*10(c)(13)--Amended and Restated Lease, dated as of December 15, 1992, between TEP, as Lessee and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, as Lessor. (Form S-1, Registration No. 33-55732--Exhibit 10(h)(13).)

*10(c)(14)--Amended and Restated Tax Indemnity Agreement, dated as of
         December 15, 1992, between TEP, as Lessee, and Ford Motor Credit Company, as Owner Participant. (Form S-1, Registration No. 33-55732--Exhibit 10(h)(14).)

*10(d)-- Power Sale Agreement for the years 1990 to 2011, dated as of March
         10, 1988, between TEP and Salt River Project Agricultural Improvement and Power District. (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 10(k).)

+*10(e)(1)--Employment Agreements between TEP and currently in effect with Ira R. Adler, Charles E. Bayless, Thomas A. Delawder, Gary L. Ellerd, Steven J. Glaser, Thomas N. Hansen, Karen G. Kissinger, Kevin P. Larson, George W. Miraben, Dennis R. Nelson, James S. Pignatelli and Romano Salvatori. (Form 10-K for the year ended December 31, 1996, File No. 1-5924--Exhibit 10(g)(1).)

+*10(e)(2)--Employment Agreement between TEP and Romano Salvatori.  (Form
         10-K for the year ended December 31, 1996, File No. 1-5924--Exhibit 10(g)(2).)

*10(e)(3)--Letter, dated February 25, 1992, from Dr. Martha R. Seger to
         TEP and Capital Holding Corporation. (Form S-4, Registration No. 33-52860--Exhibit 10(k)(4).)

+10(e)(4)--Amendment No. 1 to Employment Agreement among Romano Salvatori,
         TEP and Nations Energy Corporation.

+10(e)(5)--Amendment No. 1 to Amended and Restated Employment Agreement between TEP and currently in effect with Ira R. Adler, Charles E. Bayless, Thomas A. Delawder, Gary L. Ellerd, Steven J. Glaser, Thomas N. Hansen, Karen G. Kissinger, Kevin P. Larson, George W. Miraben, Dennis R. Nelson, James S. Pignatelli and Romano Salvatori.

*10(f)-- Power Sale Agreement, dated April 29, 1988, for the dates of May 16,
         1990 to December 31, 1995, between TEP and Nevada Power Company. (Form 10-K for the year ended December 31, 1988, File No 1-5924--
         Exhibit 10(m)(2).)

*10(g)-- Participation Agreement, dated as of June 30, 1992, among TEP, as
         Lessee, various parties thereto, as Owner Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, and LaSalle National Bank, as Indenture Trustee relating to TEP's lease of Springerville Unit 1. (Form S-1, Registration No. 33-55732--Exhibit 10(u).)

*10(h)-- Lease Agreement, dated as of December 15, 1992, between TEP, as
         Lessee and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, as Lessor. (Form S-1, Registration No. 33-55732--Exhibit 10(v).)

*10(i)-- Tax Indemnity Agreements, dated as of December 15, 1992, between the various Owner Participants parties thereto and TEP, as Lessee.
         (Form S-1, Registration No. 33-55732, Exhibit 10(w).)

*10(j)-- Restructuring Agreement, dated as of December 1, 1992, between TEP and Century Power Corporation. (Form S-1, Registration No. 33-55732--Exhibit 10(x).)

*10(k)-- Voting Agreement, dated as of December 15, 1992, between TEP and
         Chrysler Capital Corporation (documents relating to CILCORP Lease Management, Inc., MWR Capital Inc., US West Financial Services, Inc. and Philip Morris Capital Corporation are not filed but are substantially similar). (Form S-1, Registration No. 33-55732--
         Exhibit 10(y).)

*10(l)(1)--Wholesale Power Supply Agreement between TEP and Navajo
         Tribal Utility Authority dated January 5, 1993. (Form 10-K for the year ended December 31, 1992, File No. 1-5924--Exhibit 10(t).)

*10(l)(2)--Amended and Restated Wholesale Power Supply Agreement between
         TEP and Navajo Tribal Utility Authority, dated June 25, 1997. (Form 10-Q for the quarter ended June 30, 1997, File No. 1-5924--Exhibit 10.)

10(m) -- Credit Agreement dated as of December 30, 1997, among TEP, Toronto
         Dominion (Texas), Inc., as Administrative Agent, The Bank of New York, as Syndication Agent, Societe Generale, as Documentation Agent, the lenders party hereto, and the issuing banks party hereto.

+*10(n)-- 1994 Omnibus Stock and Incentive Plan of UniSource Energy.  (Form S-
         8 dated January 6, 1998, File No. 333-43767.)

+*10(o)-- 1994 Outside Director Stock Option Plan of UniSource Energy.  (Form
         S-8 dated January 6, 1998, File No. 333-43765.)

+*10(p)-- Management and Directors Deferred Compensation Plan of UniSource
         Energy.  (Form S-8 dated January 6, 1998, File No. 333-43769.)

11    -- Statement re computation of per share earnings--UniSource Energy.

12    -- Computation of Ratio of Earnings to Fixed Charges--TEP.

21    -- Subsidiaries of the Registrants.

23    -- Consents of experts and counsel.

24    -- Power of Attorney.

27(a) -- Financial Data Schedule--UniSource Energy.

27(b) -- Financial Data Schedule--TEP.

(*)Previously filed as indicated and incorporated herein by reference. (+)Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by item 601(b)(10)(iii) of Regulation
  S-K.