Form 10-K405/A
period 1997-12-31
UNISOURCE ENERGY CORP; TUCSON ELECTRIC POWER CO
filed 1998-03-06
CIK 941138, 100122

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-K/A
                                 (Mark One)
         [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1997
                                     OR
         [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
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



ITEM 9. -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------------

      On November 7, 1997, based upon the recommendation of its audit committee, the Board of Directors of TEP voted to appoint Price Waterhouse LLP as TEP's independent accountants for the year ending December 31, 1998. TEP chose not to renew the engagement of Deloitte & Touche LLP, TEP's present independent accountants. Deloitte & Touche LLP continued to serve for the 1997 fiscal year, including rendering an opinion on the financial statements for the year ended December 31, 1997.

      The reports of Deloitte & Touche LLP on the Company's and TEP's financial statements for each of the two most recent years ended December 31, 1997 did not contain any adverse opinion or disclaimer of opinion, nor were the reports qualified in any manner.

      During 1996, 1997 and the period from December 31, 1997 to March 2, 1998, the date of the Form 10-K, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure. During this period, there were no "reportable events" as that term is defined in Item 304 (a) (1) (v) of Regulation S-K.

      The Company and TEP requested Deloitte & Touche LLP to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements for the two most recent years ended December 31, 1997 to March 2, 1998, the date of the Form 10-K. A copy of such letter, dated March 2, 1998, is filed as Exhibit 16 to this Form 10-K/A.

      On November 14, 1997, TEP (and the Company) engaged Price Waterhouse
LLP as its principal accountants to audit the financial statements for the year ending December 31, 1998. During 1996, 1997 and the period from December 31, 1997 to March 2, 1998, the date of the Form 10-K, the Company and TEP have not consulted Price Waterhouse LLP on items which concerned the application of accounting principles generally, or to a specific transaction or group of transactions, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements except as related to transactions for the year ending December 31, 1998.




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

                                           UNISOURCE ENERGY CORPORATION


Date: March 5, 1998                 By   Ira R. Adler
                                       ------------------------------------
                                         IRA R. ADLER
                                         Senior Vice President and Principal
                                         Financial Officer



                                         TUCSON ELECTRIC POWER COMPANY


Date:  March 5, 1998                By   Ira R. Adler
                                       --------------------------------------
                                         IRA R. ADLER
                                         Senior Vice President and Principal
                                         Financial Officer


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

16    -- Letter re change in certifying accountant.

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