Form 10-Q
period 1998-03-31
UNISOURCE ENERGY CORP; TUCSON ELECTRIC POWER CO
filed 1998-05-13
CIK 941138, 100122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-Q


           (Mark One)
               [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                     For The Quarterly Period Ended March 31, 1998

                                     OR

               [X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from      to      .
                                                    -----   ------


Commission        Registrant; State of Incorporation;     IRS Employer
File Number       Address; and Telephone Number           Identification Number
-----------       -----------------------------           ---------------------
1-13739           UNISOURCE ENERGY CORPORATION            86-0786732
                  (An Arizona Corporation)
                  220 West Sixth Street
                  Tucson, AZ  85701
                  (520) 571-4000

1-5924            TUCSON ELECTRIC POWER COMPANY           86-0062700
                  (An Arizona Corporation)
                  220 West Sixth Street
                  Tucson, AZ  85701
                  (520) 571-4000


     Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X     No
    --------     ---------

     At May 6, 1998, 32,137,409 shares of UniSource Energy Corporation's Common Stock, no par value (the only class of Common Stock), were outstanding.

     UniSource Energy Corporation is the sole holder of the 32,162,167 shares of the outstanding Common Stock of Tucson Electric Power Company.





This combined Form 10-Q is separately filed by UniSource Energy Corporation and Tucson Electric Power Company. Information contained herein relating to Tucson Electric Power Company is filed by UniSource Energy Corporation and separately by Tucson Electric Power Company on its own behalf. Tucson Electric Power Company makes no representation as to information relating to UniSource Energy Corporation or its subsidiaries, except as it may relate to Tucson Electric Power Company.


                             TABLE OF CONTENTS
                                                                            Page
                                                                            ----
Definitions.................................................................. iv
Report of Independent Accountants..............................................1
Independent Accountants' Review Report.........................................2

                       PART I - FINANCIAL INFORMATION

Item 1.  -- Financial Statements
     UniSource Energy Corporation
         Comparative Condensed Consolidated Statements of Income (Loss)........3
         Comparative Condensed Consolidated Statements of Cash Flows...........4
         Comparative Condensed Consolidated Balance Sheets.....................5
     Tucson Electric Power Company
         Comparative Condensed Consolidated Statements of Income (Loss)........6
         Comparative Condensed Consolidated Statements of Cash Flows...........7
         Comparative Condensed Consolidated Balance Sheets.....................8
     Notes to Condensed Consolidated Financial Statements
     Note 1.  Accounting for the Effects of Regulation.........................9
     Note 2.  Tax Assessments.................................................10
     Note 3.  Transfer of MEH from TEP to UniSource Energy....................11
     Note 4.  Loans and Guarantees for NEV....................................11
     Note 5.  Long-Term Debt..................................................11
     Note 6.  Rate Matters....................................................12
     Note 7.  Income Taxes....................................................13
     Note 8.  Reclassifications...............................................13
     Note 9.  Review by Independent Public Accountants........................13

Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations
     Overview.................................................................14
     Competition
         Wholesale............................................................15
         Retail...............................................................16
     Shared Savings Proposal Before ACC.......................................18
     Accounting for the Effects of Regulation
         Accounting Implications..............................................18
         Recent Events That May Impact TEP's Application of FAS 71............19
     Investments in Energy Related Ventures...................................19
     Dividends on Common Stock
         UniSource Energy.....................................................20
         TEP..................................................................20
     Earnings.................................................................21
     Results of Operations
          Utility Sales and Revenues..........................................21
           Operating Expenses.................................................22
          Other Income (Deductions)...........................................22
           Interest Expense...................................................22
       Events Affecting Future Results of Utility Operations
           TEP Generating Resources...........................................22
     Liquidity and Capital Resources
       Cash Flows
           UniSource Energy...................................................23
           TEP................................................................23
       Financing Developments
           TEP Sale of Bonds..................................................23
           TEP Credit Agreement...............................................24
           TEP First Mortgage Bonds...........................................24
           UniSource Energy...................................................24
           UniSource Energy--Loans and Guarantees.............................25
     Impact of Year 2000 on Computer Systems and Applications.................25
     Safe Harbor for Forward-Looking Statements...............................25

                        PART II - OTHER INFORMATION

Item 1. -- Legal Proceedings
     Tax Assessments..........................................................27
Item 5. - Other Information
     Additional Financial Data................................................27
Item 6.  -- Exhibits and Reports on Form 8-K..................................27
Signature Page................................................................28
Exhibit Index.................................................................29




                                DEFINITIONS

The abbreviations and acronyms used in the 1998 First Quarter Form 10-Q are defined below:
--------------------------------------------------------------------------------

ACC...............   Arizona Corporation Commission.
ADOR..............   Arizona Department of Revenue.
AET...............   Advanced Energy Technologies, Inc., a wholly-owned
                      subsidiary of MEH Corporation.
Banks.............   The financial institutions party to the Credit
                      Agreement dated as of December 30, 1997.
Common Stock......   The Company's common stock, without par value.
Company or UniSource
 Energy...........   UniSource Energy Corporation.
Credit Agreement..   Credit Agreement between TEP and the Banks, dated as of
                      December 30, 1997.
EITF..............   Emerging Issues Task Force of the Financial Accounting
                      Standards Board.
FAS 71............   Statement of Financial Accounting Standards #71:
                      Accounting for the Effects of Certain Types of
                      Regulation.
FAS 101...........   Statement of Financial Accounting Standards #101:
                      Regulated Enterprises - Accounting for the
                      Discontinuation of Application of FAS 71.
FAS 121...........   Statement of Financial Accounting Standards #121:
                      Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.
FERC..............   Federal Energy Regulatory Commission.
First Mortgage
 Bonds............   First mortgage bonds issued under the General First
                      Mortgage.
General First
 Mortgage.........   The Indenture, dated as of April 1, 1941, of Tucson
                      Gas, Electric Light and Power Company to The Chase National Bank of the City of New York, as trustee, as supplemented and amended.
General Second
 Mortgage.........   The Indenture, dated as of December 1, 1992,
                      of Tucson Electric Power Company to Bank of Montreal Trust Company of the City of New York, as trustee, as supplemented.
Global Solar......   Global Solar Energy, L.L.C., a corporation in which a
                      50% interest is owned by AET.
Holding Company
 Order.............  ACC Order issued November 25, 1997 granting TEP the authority to organize a public utility holding
                      company.
IDBs..............   Industrial development revenue or pollution control
                      bonds.
IRS...............   Internal Revenue Service.
Irvington.........   Irvington Generating Station.
Irvington Lease...   The leveraged lease arrangement relating to Irvington
                      Unit 4.
ISO...............   Independent System Operator.
ITC...............   Investment Tax Credit.
kWh...............   Kilowatt-hour(s).
LOC...............   Letter of Credit.
MEH...............   MEH Corporation, a wholly-owned subsidiary of UniSource
                      Energy.
Millennium........   Millennium Energy Holdings, Inc., a wholly-owned
                      subsidiary of MEH.
MRA...............   Master restructuring agreement between TEP and certain
                      banks which included the Renewable Term Loan, Revolving Credit and certain replacement reimbursement agreements, which was terminated on December 30, 1997.
MSR...............   Modesto, Santa Clara and Redding Public Power Agency.
MW................   Megawatt(s).
NEV...............   New Energy Ventures, L.L.C., a company in which a 50%
                      interest is owned by Millennium.
NEV California....   NEV California, L.L.C., a wholly-owned subsidiary of
                      NEV.
1994 Rate Order...   ACC Rate Order concerning an increase in TEP's retail
                      base rates and certain regulatory write-offs, issued January 11, 1994.
1996 Rate Order...   ACC Rate Order concerning an
                      increase in TEP's retail base rates and the recovery of Springerville Unit 2 costs, issued March 29, 1996.
NOL...............   Net Operating Loss carryforward for income tax
                      purposes.
Renewable Term
 Loan.............   Credit facility that replaced the Term Loan pursuant
                      to the MRA Sixth Amendment, dated as of November 1, 1994, and effective March 7, 1995, and which was terminated December 30, 1997.
Revolving Credit..   $100 million revolving credit facility entered into
                      under the Credit Agreement between a syndicate of certain of the Banks and TEP.
SEC...............   Securities and Exchange Commission.
Second Mortgage
 Bonds............   TEP's second mortgage bonds issued under the General
                      Second Mortgage.
SES...............   Southwest Energy Solutions, Inc., a wholly-owned
                      subsidiary of MEH.
Shareholders......   Holders of UniSource Energy Common Stock.
Springerville.....   Springerville Generating Station.
Springerville Coal
 Handling Facilities
 Leases...........   Leveraged lease arrangements relating to the coal
                      handling facilities serving Springerville.
Springerville
 Common
 Facilities.......   Facilities at Springerville used in
                      common with Springerville Unit 1 and Springerville
                      Unit 2.
Springerville
 Common Facilities
 Leases...........   Leveraged lease arrangements relating to an undivided
                      one-half interest in certain Springerville Common Facilities.
Springerville
Unit 1 Leases.....   Leveraged lease arrangements relating to
                      Springerville Unit 1, and an undivided one-half interest in certain Springerville Common Facilities and which has been assumed by TEP.
SSP...............   Shared Savings Proposal filed by TEP with the ACC July
                      9, 1997 requesting a 1.1% annual retail rate
                      reduction.
SWPP..............   SWPP Investment Company, a wholly-owned subsidiary of
                      SES.
SWPPI.............   SWPP International, a wholly-owned subsidiary of SES.
TEP...............   Tucson Electric Power Company, the principal subsidiary
                      of UniSource Energy.
UniSource Energy..   UniSource Energy Corporation.
Valencia..........   Valencia Energy Company, previously a wholly owned
                      subsidiary of TEP, merged into TEP on May 31, 1996.
VSP...............   Voluntary Severance Plan offered to TEP employees and
                      implemented in May 1996.
WSCC..............   Western Systems Coordinating Council.








REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of UniSource Energy Corporation and to the Board of Directors of Tucson Electric Power Company

We have reviewed the accompanying condensed consolidated balance sheet and the related condensed consolidated statements of income and of cash flows of UniSource Energy Corporation and its subsidiaries (the Company) and of Tucson Electric Power Company and its subsidiaries (TEP) as of and for the three-month period ended March 31, 1998. This financial information is the responsibility of the Company's and TEP's management. The financial statements as of March 31, 1997 were reviewed by other independent accountants whose report dated February 23, 1998 stated that they were not aware of any material modifications that should be made to such financial information for it to be in conformity with generally accepted accounting principles.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information as of and for the three-month period ended March 31, 1998 for it to be in conformity with generally accepted accounting principles.

The financial statements of the Company and of TEP for the year ended December 31, 1997 were audited by other independent accountants whose report dated February 23, 1998 expressed an unqualified opinion on those statements.

Price Waterhouse LLP
Phoenix, Arizona
May 5, 1998





INDEPENDENT ACCOUNTANTS' REVIEW REPORT

UniSource Energy Corporation and its Stockholders
Tucson Electric Power Company
220 West Sixth Street
Tucson, Arizona 85701

We have reviewed the condensed consolidated statements of income and cash flows of UniSource Energy Corporation and its subsidiaries (the Company) and Tucson Electric Power Company (TEP) for the three-month period ended March 31, 1997. These financial statements are the responsibility of the Company's and TEP's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets and statements of capitalization of the Company and TEP as of December 31, 1997 and the related statements of income, cash flows, and changes in stockholders' equity (deficit) for the year then ended (not presented herein); and in our report dated February 23, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which they have been derived.



DELOITTE & TOUCHE LLP
Tucson, Arizona
February 23, 1998







                        PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
The weather causes seasonal fluctuations in UniSource Energy's sales. As a result, quarterly results are not indicative of annual operating results. The quarterly financial statements that follow are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. Also see
Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations. This quarterly report should be reviewed in conjunction with the Company's 1997 Form 10-K.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                                       Three Months Ended
                                                            March 31,
                                                         1998       1997
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $138,087    $129,937
 Amortization of MSR Option Gain Regulatory Liability        -       5,013
 Sales for Resale                                       22,854      19,331
                                                      ---------   ---------
    Total Operating Revenues                           160,941     154,281
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                               48,400      45,646
 Capital Lease Expense                                  25,778      26,276
 Amortization of Springerville Unit 1 Allowance         (7,631)     (7,009)
 Other Operations                                       26,298      23,363
 Maintenance and Repairs                                10,724      10,231
 Depreciation and Amortization                          22,563      21,774
 Taxes Other Than Income Taxes                          12,926      12,625
 Employee Severance Plan Expense - Net                       -       2,933
 Income Taxes                                           (1,937)     (2,348)
                                                      ---------   ---------
    Total Operating Expenses                           137,121     133,491
                                                      ---------   ---------
      Operating Income                                  23,820      20,790
                                                      ---------   ---------
Other Income (Deductions)
 Income Taxes                                             (631)     14,558
 Interest Income                                         1,716       1,709
 Unregulated Energy Businesses - Net                    (4,036)       (932)
 Other                                                     810         (31)
                                                      ---------   ---------
    Total Other Income (Deductions)                     (2,141)     15,304
                                                      ---------   ---------
Interest Expense
 Long-Term Debt                                         17,111      14,117
 Interest Imputed on Losses Recorded at Present Value    8,545       8,279
 Other                                                   3,058       2,206
                                                      ---------   ---------
    Total Interest Expense                              28,714      24,602
                                                      ---------   ---------
Net Income (Loss)                                     $ (7,035)   $ 11,492
                                                      =========   =========
Average Shares of Common Stock Outstanding (000)        32,139      32,139
                                                      =========   =========
Basic and Diluted Earnings per Share                  $  (0.22)   $   0.36
                                                      =========   =========

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       Three Months Ended
                                                            March 31,
                                                         1998       1997
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Retail Customers                 $146,532    $142,918
  Cash Receipts from Sales for Resale                   25,549      22,402
  Fuel and Purchased Power Costs Paid                  (41,527)    (39,847)
  Wages Paid, Net of Amounts Capitalized               (23,257)    (20,259)
  Payment of Other Operations and Maintenance Costs    (23,690)    (18,876)
  Capital Lease Interest Paid                          (41,319)    (37,512)
  Interest Paid, Net of Amounts Capitalized            (17,198)    (13,400)
  Taxes Paid, Net of Amounts Capitalized               (11,519)    (11,121)
  Interest Received                                      2,361       2,262
  Contract Termination Fee Paid                        (10,000)          -
  Other                                                  1,982         410
                                                      ---------   ---------
    Net Cash Flows - Operating Activities                7,914      26,977
                                                      ---------   ---------
Cash Flows from Investing Activities
  Construction Expenditures                            (16,957)    (15,602)
  Investments in Joint Ventures                         (6,000)     (1,338)
  Other                                                    (35)        988
                                                      ---------   ---------
    Net Cash Flows - Investing Activities              (22,992)    (15,952)
                                                      ---------   ---------
Cash Flows from Financing Activities
  Proceeds from Issuance of Long-Term Debt               1,105           -
  Payments on Renewable Term Loan                            -     (31,000)
  Payments to Retire Capital Lease Obligations          (8,737)     (4,061)
  Other                                                 (1,751)        383
                                                      ---------   ---------
    Net Cash Flows - Financing Activities               (9,383)    (34,678)
                                                      ---------   ---------
Net Decrease in Cash and Cash Equivalents              (24,461)    (23,653)
Cash and Cash Equivalents, Beginning of Year           146,256     130,291
                                                      ---------   ---------
Cash and Cash Equivalents, End of Period              $121,795    $106,638
                                                      =========   =========

See Notes to Condensed Consolidated Financial Statements.


UNISOURCE ENERGY CORPORATION
SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION

                                                       Three Months Ended
                                                           March 31,
                                                         1998       1997
                                                     -Thousands of Dollars-
Net Income (Loss)                                     $ (7,035)   $ 11,492
Adjustments to Reconcile Net Income (Loss)
   to Net Operating Cash Flows
  Depreciation and Amortization Expense                 22,563      21,774
  Deferred Income Taxes and Investment Tax Credits-Net  (4,117)    (16,907)
  Lease Payments Deferred                              (12,616)     (8,306)
  Amortization of Regulatory Assets & Liabilities,
   Net of Interest Imputed on Losses Recorded at
   Present Value                                           914      (3,743)
  Deferred Contract Termination Fee                     (9,038)          -
  Loss (Unremitted Earnings) of Unconsolidated
   Subsidiaries                                          6,591        (538)
  Other                                                   (174)     (1,416)
  Changes in Assets and Liabilities which Provided
   (Used) Cash Exclusive of Changes Shown Separately
    Accounts Receivable                                    987       7,534
    Materials and Fuel                                     251         153
    Accounts Payable                                       508       2,369
    Taxes Accrued                                       11,961      11,826
    Other Current Assets and Liabilities                (3,260)       (436)
    Other Deferred Assets and Liabilities                  379       3,175
                                                      ---------   ---------
Net Cash Flows - Operating Activities                 $  7,914    $ 26,977
                                                      =========   =========
Non-Cash Financing Activities (these activities do not affect the statements of cash flows):
The proceeds from the issuance of $200 million of Pollution Control Revenue Bonds in March 1998 are held in trust and will be released by the trustee in May 1998 to redeem $200 million of previously issued bonds. See Note 5.

See Notes to Condensed Consolidated Financial Statements.


UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
                                                    March 31,  December 31,
                                                       1998        1997
                                                   - Thousands of Dollars -
Utility Plant
  Plant in Service                                  $2,211,650  $2,194,150
  Utility Plant Under Capital Leases                   893,064     893,064
  Construction Work in Progress                         70,692      72,404
                                                    ----------- -----------
    Total Utility Plant                              3,175,406   3,159,618
  Less Accumulated Depreciation and Amortization    (1,001,685)   (982,621)
  Less Accumulated Amortization of Capital Leases      (78,435)    (73,728)
  Less Springerville Unit 1 Allowance                 (168,670)   (167,756)
                                                    ----------- -----------
    Total Utility Plant - Net                        1,926,616   1,935,513
                                                    ----------- -----------
Investments and Other Property                          78,855      78,772
                                                    ----------- -----------
Current Assets
  Cash and Cash Equivalents                            121,795     146,256
  Accounts Receivable                                   70,238      71,225
  Materials and Fuel                                    33,754      34,005
  Deferred Income Taxes - Current                        7,777      14,910
  Long-Term Debt Proceeds Held by Trustee              205,721       6,960
  Other                                                 16,079      16,693
                                                    ----------- -----------
    Total Current Assets                               455,364     290,049
                                                    ----------- -----------
Deferred Debits - Regulatory Assets
  Income Taxes Recoverable Through Future Rates        169,212     170,034
  Deferred Springerville Common Facility Costs          57,587      58,222
  Deferred Springerville Contract Termination Fee       47,115      48,077
  Deferred Springerville Unit 2 Costs                    9,267      11,590
  Deferred Lease Expense                                10,982      11,571
  Other Deferred Regulatory Assets                      10,858      11,089
Deferred Debits - Other                                 21,005      19,492
                                                    ----------- -----------
    Total Deferred Debits                              326,026     330,075
                                                    ----------- -----------
Total Assets                                        $2,786,861  $2,634,409
                                                    =========== ===========

See Notes to Condensed Consolidated Financial Statements.


UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND OTHER LIABILITIES
                                                     March 31,  December 31,
                                                       1998         1997
                                                   - Thousands of Dollars -
Capitalization
  Common Stock                                      $  638,873  $  638,904
  Accumulated Deficit                                 (429,061)   (422,026)
                                                     ----------- -----------
  Common Stock Equity                                  209,812     216,878
  Capital Lease Obligations                            883,607     890,257
  Long-Term Debt                                     1,215,120   1,215,120
                                                    ----------- -----------
    Total Capitalization                             2,308,539   2,322,255
                                                    ----------- -----------
Current Liabilities
  Current Obligations Under Capital Leases              15,238      14,552
  Current Maturities of Long-Term Debt                 200,500         500
  Accounts Payable                                      35,417      34,909
  Interest Accrued                                      47,004      64,812
  Taxes Accrued                                         36,358      24,397
  Contract Termination Fee Payable                           -      10,000
  Other                                                 12,412      19,051
                                                    ----------- -----------
    Total Current Liabilities                          346,929     168,221
                                                    ----------- -----------
Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    66,107      77,606
  Accumulated Deferred Investment Tax Credits
   Regulatory Liability                                 11,332      11,905
  Emission Allowance Gain Regulatory Liability          17,609      17,591
  Other                                                 36,345      36,831
                                                    ----------- -----------
    Total Deferred Credits and Other Liabilities       131,393     143,933
                                                    ----------- -----------
Total Capitalization and Other Liabilities          $2,786,861  $2,634,409
                                                    =========== ===========

See Notes to Condensed Consolidated Financial Statements.


TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

The weather causes seasonal fluctuations in TEP's sales. As a result, quarterly results are not indicative of annual operating results. The quarterly financial statements that follow are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. Also see Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations. This quarterly report should be reviewed in conjunction with the TEP's 1997 Form 10-K.


TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                       Three Months Ended
                                                           March 31,
                                                         1998       1997
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $138,149    $129,937
 Amortization of MSR Option Gain Regulatory Liability        -       5,013
 Sales for Resale                                       22,854      19,331
                                                      ---------   ---------
    Total Operating Revenues                           161,003     154,281
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                               48,400      45,646
 Capital Lease Expense                                  25,778      26,276
 Amortization of Springerville Unit 1 Allowance         (7,631)     (7,009)
 Other Operations                                       26,298      23,363
 Maintenance and Repairs                                10,724      10,231
 Depreciation and Amortization                          22,563      21,774
 Taxes Other Than Income Taxes                          12,926      12,625
 Employee Severance Plan Expense- Net                        -       2,933
 Income Taxes                                           (1,937)     (2,348)
                                                      ---------   ---------
    Total Operating Expenses                           137,121     133,491
                                                      ---------   ---------
      Operating Income                                  23,882      20,790
                                                      ---------   ---------
Other Income (Deductions)
 Income Taxes                                           (1,560)     14,558
 Interest Income                                         1,716       1,756
 Interest Income-Note Receivable from UniSource Energy   2,300           -
 Other                                                     769      (1,010)
                                                      ---------   ---------
    Total Other Income (Deductions)                      3,225      15,304
                                                      ---------   ---------
Interest Expense
 Long-Term Debt                                         17,111      14,117
 Interest Imputed on Losses Recorded at Present Value    8,545       8,279
 Other                                                   3,058       2,206
                                                      ---------   ---------
    Total Interest Expense                              28,714      24,602
                                                      ---------   ---------
Net Income (Loss)                                     $ (1,607)   $ 11,492
                                                      =========   =========


See Notes to Condensed Consolidated Financial Statements.


TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
                                                            March 31,
                                                         1998       1997
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Retail Customers                 $146,532    $142,918
  Cash Receipts from Sales for Resale                   25,549      22,402
  Fuel and Purchased Power Costs Paid                  (41,527)    (39,847)
  Wages Paid, Net of Amounts Capitalized               (22,428)    (20,259)
  Payment of Other Operations and Maintenance Costs    (22,106)    (18,876)
  Capital Lease Interest Paid                          (41,319)    (37,512)
  Interest Paid, Net of Amounts Capitalized            (17,198)    (13,400)
  Taxes Paid, Net of Amounts Capitalized               (11,477)    (11,121)
  Interest Received                                      1,828       2,262
  Contract Termination Fee Paid                        (10,000)          -
  Other                                                    937         410
                                                      ---------   ---------
    Net Cash Flows - Operating Activities                8,791      26,977
                                                      ---------   ---------
Cash Flows from Investing Activities
  Construction Expenditures                            (16,957)    (15,602)
  Transfer of MEH                                      (45,412)          -
  Investments in Joint Ventures                              -      (1,338)
  Other                                                     (6)        988
                                                      ---------   ---------
    Net Cash Flows - Investing Activities              (62,375)    (15,952)
                                                      ---------   ---------
Cash Flows from Financing Activities
  Proceeds from Issuance of Long-Term Debt               1,105           -
  Payments on Renewable Term Loan                            -     (31,000)
  Payments to Retire Capital Lease Obligations          (8,737)     (4,061)
  Other                                                 (1,884)        383
                                                      ---------   ---------
    Net Cash Flows - Financing Activities               (9,516)    (34,678)
                                                      ---------   ---------
Net Decrease in Cash and Cash Equivalents              (63,100)    (23,653)
Cash and Cash Equivalents, Beginning of Year           146,256     130,291
                                                      ---------   ---------
Cash and Cash Equivalents, End of Period              $ 83,156    $106,638
                                                      =========   =========

See Notes to Condensed Consolidated Financial Statements.


TUCSON ELECTRIC POWER COMPANY
SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION

                                                       Three Months Ended
                                                            March 31,
                                                         1998       1997
                                                     -Thousands of Dollars-
Net Income (Loss)                                     $ (1,607)  $  11,492
Adjustments to Reconcile Net Income (Loss) to Net
   Operating Cash Flows
  Depreciation and Amortization Expense                 22,563      21,774
  Deferred Income Taxes and
   Investment Tax Credits - Net                           (377)    (16,907)
  Lease Payments Deferred                              (12,616)     (8,306)
  Amortization of Regulatory Assets & Liabilities, Net
   of Interest Imputed on Losses Recorded at
   Present Value                                           914      (3,743)
  Deferred Contract Termination Fee                     (9,038)          -
  Unremitted Earnings of Unconsolidated Subsidiaries      (213)       (538)
  Other                                                 (1,911)     (1,416)
  Changes in Assets and Liabilities which Provided
   (Used) Cash Exclusive of Changes Shown Separately
    Accounts Receivable                                    (74)      7,534
    Materials and Fuel                                     250         153
    Accounts Payable                                     1,561       2,369
    Taxes Accrued                                       11,962      11,826
    Other Current Assets and Liabilities                (3,002)       (436)
    Other Deferred Assets and Liabilities                  379       3,175
                                                      ---------   ---------
Net Cash Flows - Operating Activities                 $  8,791    $ 26,977
                                                      =========   =========

Non-Cash Financing Activities (these activities do not affect the statements of cash flows):
The proceeds from the issuance of $200 million of Pollution Control Revenue Bonds in March 1998 are held in trust and will be released by the trustee in May 1998 to redeem $200 million of previously issued bonds. See Note 5.

See Notes to Condensed Consolidated Financial Statements.


TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
                                                    March 31,  December 31,
                                                       1998        1997
                                                   - Thousands of Dollars -
Utility Plant
  Plant in Service                                  $2,211,650  $2,194,150
  Utility Plant Under Capital Leases                   893,064     893,064
  Construction Work in Progress                         70,692      72,404
                                                    ----------- -----------
    Total Utility Plant                              3,175,406   3,159,618
  Less Accumulated Depreciation and Amortization    (1,001,685)   (982,621)
  Less Accumulated Amortization of Capital Leases      (78,435)    (73,728)
  Less Springerville Unit 1 Allowance                 (168,670)   (167,756)
                                                    ----------- -----------
    Total Utility Plant - Net                        1,926,616   1,935,513
                                                    ----------- -----------
Investments and Other Property                          58,029      78,772
                                                   ----------- -----------
Note Receivable from UniSource Energy                   71,640           -
                                                    ---------- -----------
Current Assets
  Cash and Cash Equivalents                             83,156     146,256
  Accounts Receivable                                   71,155      71,225
  Materials and Fuel                                    33,715      34,005
  Deferred Income Taxes - Current                        7,777      14,910
  Long-Term Debt Proceeds Held by Trustee              205,721       6,960
  Other                                                 14,904      16,693
                                                    ----------- -----------
    Total Current Assets                               416,428     290,049
                                                    ----------- -----------
Deferred Debits - Regulatory Assets
  Income Taxes Recoverable Through Future Rates        169,212     170,034
  Deferred Springerville Common Facility Costs          57,587      58,222
  Deferred Springerville Contract Termination Fee       47,115      48,077
  Deferred Springerville Unit 2 Costs                    9,267      11,590
  Deferred Lease Expense                                10,982      11,571
  Other Deferred Regulatory Assets                      10,858      11,089
Deferred Debits - Other                                 21,005      19,492
                                                    ----------- -----------
    Total Deferred Debits                              326,026     330,075
                                                    ----------- -----------
Total Assets                                        $2,798,739  $2,634,409
                                                    =========== ===========

See Notes to Condensed Consolidated Financial Statements.


TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND OTHER LIABILITIES
                                                    March 31,  December 31,
                                                       1998        1997
                                                   - Thousands of Dollars -

Capitalization
  Common Stock                                      $  645,261  $  645,261
  Capital Stock Expense                                 (6,357)     (6,357)
  Accumulated Deficit                                 (423,633)   (422,026)
                                                    ----------- -----------
  Common Stock Equity                                  215,271     216,878
  Capital Lease Obligations                            883,607     890,257
  Long-Term Debt                                     1,215,120   1,215,120
                                                    ----------- -----------
    Total Capitalization                             2,313,998   2,322,255
                                                    ----------- -----------
Current Liabilities
  Current Obligations Under Capital Leases              15,238      14,552
  Current Maturities of Long-Term Debt                 200,500         500
  Accounts Payable                                      35,642      34,909
  Interest Accrued                                      47,004      64,812
  Taxes Accrued                                         36,327      24,397
  Contract Termination Fee Payable                           -      10,000
  Other                                                 12,442      19,051
                                                    ----------- -----------
    Total Current Liabilities                          347,153     168,221
                                                    ----------- -----------
Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    72,381      77,606
  Accumulated Deferred Investment Tax Credits
   Regulatory Liability                                 11,332      11,905
  Emission Allowance Gain Regulatory Liability          17,609      17,591
  Other                                                 36,266      36,831
                                                    ----------- -----------
    Total Deferred Credits and Other Liabilities       137,588     143,933
                                                    ----------- -----------
Total Capitalization and Other Liabilities          $2,798,739  $2,634,409
                                                    =========== ===========

See Notes to Condensed Consolidated Financial Statements.



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.  ACCOUNTING FOR THE EFFECTS OF REGULATION
-------------------------------------------------

  Accounting Implications

     The ACC regulates TEP's utility business. TEP generally uses the same accounting policies and practices used by nonregulated companies for financial reporting under generally accepted accounting principles. However, sometimes these principles, such as FAS 71, require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP's retail rates, the ACC may not currently allow TEP to charge its customers to recover certain expenses but; instead, require that these charges be charged to customers in the future. In this situation, FAS 71 requires TEP not to show these expenses on its current income statements but to "defer" these items and show them as "regulatory assets" on the balance sheet until TEP is allowed to charge its customers. TEP then amortizes these items to the income statement as charges are billed to customers. Similarly, certain items of revenue may be deferred as regulatory liabilities which also are eventually amortized to the income statement.

    We have recorded regulatory assets and liabilities in our balance sheets in accordance with FAS 71. A regulated company must satisfy certain conditions to apply the accounting policies and practices of FAS 71. These conditions include:

  - an independent regulator sets rates;
  - the regulator sets the rates to cover specific costs of delivering service; and
  - the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

We periodically assess whether we continue to meet these conditions. If we were required to stop applying FAS 71 to all or a portion of TEP's regulated utility operations, we would write off the related balances of TEP's regulatory assets and liabilities as a charge in our income statement. This means our earnings would be reduced by the net amount of regulatory assets and liabilities, after applicable deferred income taxes. Based on the balances of TEP's regulatory assets and liabilities at March 31, 1998, if we stopped applying FAS 71 to all of TEP's regulated operations, we would record an extraordinary loss of approximately $178 million, net of the related deferred income tax benefit of $99 million. While our cash flows may be affected by regulatory orders and market conditions, our cash flows would not be affected if we stopped applying FAS 71.

     If we stop applying FAS 71, we would need to evaluate the likelihood that we could recover the cost of TEP's electric plant in the marketplace using the criteria in FAS 121. If undiscounted cash flows are less than the carrying value of those assets, then we would need to write off as an expense a portion of those plant assets to reflect their current market value. We cannot predict if we would write off any plant assets as a result of applying FAS 121.

  Recent Events That May Impact TEP's Application of FAS 71

     Legislative and other regulatory measures are being developed in various states to deregulate the electric generation business. The SEC and the EITF have been reviewing whether electric utilities should stop applying FAS 71 to the business transactions in states where deregulation is occurring. In general, the EITF consensus states that utilities must stop accounting for the electric generation portion of their business under FAS 71 when a deregulation plan is in place and its terms are known. The EITF also concludes that utilities do not need to write off regulatory assets(including those related to generation) if the cash flow stream from regulated rates includes recovery of the regulatory assets. We are uncertain how the EITF consensus will impact TEP as deregulation activities develop in Arizona. In the future, we may need to stop applying FAS 71 to the electric generation portion of TEP's business, even if we believe that we will recover the full amount of our costs under the ACC competition phase-in plan. Approximately 55% of TEP's net regulatory assets on the balance sheet relate to electric generation.

     In December 1996, the ACC adopted rules which would introduce retail electric competition in Arizona. If implemented as adopted, the rules would require each "Affected Utility" (TEP, Arizona Public Service Company, Citizens Utilities Company and several cooperatives) to open its retail service area to competing electric service providers on a phased-in basis over the period 1999 to 2003. However, the ACC has not adopted specific guidelines for identification and recovery of stranded costs. Stranded costs represent costs incurred by a utility in a regulated market that would not likely be recovered through the prices charged for electricity and other services in a competitive market.

     Hearings were held in February 1998 to resolve issues relating to stranded cost recovery. TEP, other Affected Utilities, the Residential Utility Consumer Office, the ACC staff, and various intervenors participated in the hearings.
On May 6, 1998, the Hearing Officer issued a Proposed Order. The Proposed Order indicates that the Affected Utilities should have a reasonable opportunity to recover 100% of their stranded costs and gives the Affected Utilities three options for stranded cost recovery. However, it is unclear whether Affected Utilities would be able to recover 100% of their stranded costs. The Proposed Order also specifies that some form of rate cap will be in place for customers on standard offer during the transition period.

     TEP is currently evaluating the financial implications if the Proposed Order is adopted, including whether we would be able to apply FAS 71 to the generation portion of TEP's business. TEP anticipates filing exceptions to the Proposed Order. We cannot determine when the ACC will hold an open meeting to consider the Proposed Order or whether the ACC will approve, modify or reject the Proposed Order. If the Proposed Order is adopted,TEP would have 30 days to file its choice of one of the three options for stranded cost recovery. At the same time, TEP would file an implementation plan, including its estimate of stranded costs related to generation and regulatory assets. Until such time, we believe that any estimate of unrecoverable amounts of stranded costs would be highly speculative.

     Also in January 1998, the Arizona Legislature proposed legislation introducing retail electric competition in Arizona. We cannot predict the outcome of the proposed legislation or whether the ACC and the Arizona Legislature will propose other initiatives on electric utility industry restructuring. We believe, based on previous rate orders, that it is likely that we will recover the full costs of our investments in electric utility plant and regulatory assets. The ACC's final order may require us to stop applying FAS 71 to the electric generation portion of TEP's utility operations. If the order provides less than full recovery of stranded costs, significant write-offs of assets may occur as discussed above.

     Based on the activities that have occurred to date, TEP believes it continues to meet the criteria to apply FAS 71 to its regulated activities. However, we cannot predict the outcome of the deregulation efforts in Arizona described above.

NOTE 2.  TAX ASSESSMENTS
------------------------
  Ruling on Arizona Sales Tax Assessments - Coal Sales

    We have received sales tax assessments from the ADOR alleging that Valencia is liable for sales tax on gross income from coal sales, transportation and coal-handling services provided to TEP from November 1985 through May 1996. We have protested these assessments. In September 1996, the Arizona Court of Appeals upheld the validity of the assessment issued for the period November 1985 through March 1990. In July 1997, the Arizona Supreme Court granted a Petition for Review, and oral arguments were held during December 1997. We expect the Arizona Supreme Court to render its opinion in the second quarter of 1998. We are also protesting the assessments for the period April 1990 through May 1996.

     We have previously recorded an expense and a related liability for the sales taxes and interest that we believe are probable of incurrence for the period November 1985 through May 1996. Arizona law generally requires payment of an assessment prior to pursuing the appellate process. We previously paid, under protest, a total of $23 million of the disputed sales tax assessments. These payments will be refunded if we are successful in the appeals process.

     On May 31, 1996, Valencia was merged into TEP. Because TEP now acquires coal directly from other companies, we do not believe we are liable for sales tax computed on a basis similar to the assessments described above after May 31, 1996. For periods prior to May 31, 1996, we continue to record an estimated interest expense on the disputed assessments.

  Arizona Sales Tax Assessments - Leases

     The ADOR has issued sales tax assessments to some of TEP's lessors of generation-related facilities and equipment. The assessments allege sales tax liability on a component of rents we paid on the Springerville Unit 1 Leases, the Springerville Common Facilities Leases, the Irvington Lease and the Springerville Coal Handling Facilities Lease from August 1, 1988 to September 30, 1993. Due to indemnification provisions in the lease agreements, if the ADOR prevails, we would be required to reimburse the lessors for the sales taxes that they pay.

     We have recorded a liability for the probable amount of sales taxes and interest due as of March 31, 1998. If the ADOR prevails, we would need to record an additional expense and related liability. Even though it is reasonably possible that the resolution of this issue could result in approximately $22 million of additional sales tax expense, we do not believe this outcome is likely. We do not expect that the resolution of this assessment will have a material negative impact on the financial statements. We believe that the ultimate resolution of this issue will occur over a period of two to four years.

  Income Tax Assessments

     In February 1998, the IRS issued an income tax assessment for the 1992 and 1993 tax years. The IRS is challenging our treatment for income tax purposes of various items relating to the 1992 Financial Restructuring, including the amount of NOL and ITC generated before December 1991 that may be used to reduce taxes in future periods.

     Due to the Financial Restructuring, a change in ownership of TEP occurred for tax purposes in December 1991. As a result, the use of the NOL and ITC generated before December 1991 may be limited under the tax code. The IRS is challenging our calculation of this limitation. At March 31, 1998, pre-change federal NOL and ITC carryforwards were approximately $281 million and $26 million, respectively. In addition to the pre-change NOL and ITC which are subject to the limitation, $180 million of federal NOL at March 31, 1998,is not subject to the limitation.

    Resolution of this matter is not expected to have a material adverse impact on the financial statements.

NOTE 3.  TRANSFER OF MEH FROM TEP TO UNISOURCE ENERGY
-----------------------------------------------------

     On January 1, 1998, TEP became a subsidiary of UniSource Energy. At the same time,TEP transferred MEH to UniSource Energy and received as consideration from UniSource Energy a $95 million 10-year promissory note with a yearly interest rate of 9.78%. Approximately $25 million of this note represents a gain to TEP. TEP has not recorded this gain. Instead, this gain will be reflected as an increase in TEP's common equity when UniSource Energy pays the principal portion of the note. The note receivable appears on TEP's consolidated balance sheet but does not appear on UniSource Energy's consolidated balance sheet because intercompany balances and transactions are eliminated when financial statements are consolidated.

     MEH owns Advanced Energy Technologies, Inc., Millennium Energy Holdings, Inc., Nations Energy Corporation and Southwest Energy Solutions, Inc.

    The transfer of MEH's cash balance of $45.4 million as part of the transfer of MEH to UniSource Energy is included in the Cash Flows from Investing Activities in TEP's cash flow statement for the three months ended March 31, 1998.

NOTE 4.  LOANS AND GUARANTEES FOR NEV
-------------------------------------

     In December 1997, Millennium committed to provide NEV with $20 million of funding. At NEV's option, the funding can be in the form of additional equity, preferred equity, guarantees or it can be partially satisfied with $10 million in loans from Millennium, or a combination of these alternatives. At April 30, 1998, NEV had received the following under the $20 million commitment:

  - Millennium provided $7 million in loans to NEV.
  - UniSource Energy issued guarantees in the aggregate amount of $5 million to secure the obligations of NEV to counterparties to energy purchase and sale agreements.
  - UniSource Energy also issued a $1 million guarantee to secure the obligations of NEV under its Agreement for Services with LG&E Energy Marketing, Inc.

As a result of these loans and guarantees, the remaining commitment amount available was $7 million at April 30, 1998.

     UniSource Energy is the guarantor of $16.65 million of performance bonds that secure the amounts NEV California owes to the California utility distribution companies (UDCs) for services provided by the UDCs in connection with NEV California's sales in the California retail electric market. NEV California bills its customers for these UDC charges.

NOTE 5.  LONG-TERM DEBT
-----------------------

     In March 1998, the Apache County, Arizona Industrial Development Authority issued $200 million of Pollution Control Revenue Bonds and loaned the proceeds to TEP. These bonds are included in Long-Term Debt on our balance sheet. The new bonds, which are unsecured, were sold in three series: Series A ($83.7 million) bears interest at 5.85% and matures in 2028; Series B ($99.8 million) bears interest at 5.875% and matures in 2033;and Series C ($16.5 million) bears interest at 5.85% and matures in 2026.

    The proceeds from the issuance of the new bonds will be used in May 1998 to redeem $200 million of previously issued variable interest rate bonds that would have matured in 2020 and 2021. The previously issued bonds are included in Current Maturities of Long-Term Debt in our balance sheet at March 31, 1998. Until the previously issued bonds are redeemed, the proceeds from issuance of the new bonds will be recorded in the balance sheets under Current Assets as Long-Term Debt Proceeds Held by Trustee.

NOTE 6.  RATE MATTERS
---------------------

  Shared Savings Proposal

     On July 9, 1997, TEP filed with the ACC a request for an annual rate reduction of $6.8 million (or 1.1%) for retail customers. This filing is in the form of a Shared Savings Proposal (SSP) which includes a sharing of cost containment benefits with customers and a reduction of potentially stranded costs associated with the introduction of retail electric competition in Arizona. The SSP identifies $20.8 million in savings allocable to ACC jurisdictional operations. The cost containment savings were realized primarily from renegotiated fuel contracts and a 15% reduction in our workforce from the 1996 Voluntary Severance Program. The ACC has not set a date to decide on this matter.

    The proposed $6.8 million rate reduction represents a 50/50 sharing between TEP and its customers of $13.6 million of the cost savings. The SSP would allow TEP to use the remaining $7.2 million of cost savings to reduce (mitigate) potentially stranded costs by accelerating the amortization of Retail Excess Capacity Deferrals. Retail Excess Capacity Deferrals represent operating and capital costs associated with Springerville Unit 2 capacity which the ACC did not allow TEP to recover in rates until the 1994 and 1996 Rate Orders. These Retail Excess Capacity Deferrals totaled $87.5 million and $88.7 million at March 31, 1998 and December 31, 1997, respectively. These deferrals are only reflected in our regulatory calculations. The accompanying balance sheets do not include these deferrals as the costs were expensed when incurred for financial reporting purposes. The proposed $7.2 million (after tax) increase in annual amortization expense for those excess capacity deferrals would decrease the amortization period from 20 years to 5.6 years as of December 1996. The proposed increase in amortization expense would be reflected in TEP's regulatory accounting records but would have no impact on the expenses included in the financial statements.

  Springerville Coal Contract Termination Fee

     On June 27, 1997, TEP signed an agreement with the coal supplier for the Springerville Generating Station to terminate the then-existing coal supply contract and enter into a new, more cost effective contract with the same supplier. TEP paid a $50 million termination fee in three installments: $30 million paid on June 30, 1997; $10 million paid on September 30, 1997; and $10 million paid on March 31, 1998.

     TEP asked the ACC, as part of the SSP, to allow the termination fee to be recorded as a regulatory asset and to be amortized to fuel expense over the 13-year term of the new agreement. On July 29, 1997, the ACC issued an interim accounting order allowing TEP to defer the $50 million termination fee as a regulatory asset in the balance sheet until the ACC decides whether the $50 million termination fee should be recovered through retail rates. The interim accounting order also allowed TEP to begin amortizing the termination fee to fuel expense. If the ACC ultimately disallows recovery,the unamortized portion of the $50 million termination fee would be expensed immediately. The ACC has not set a date to decide on this matter.

NOTE 7.  INCOME TAXES
---------------------

     The differences between the income tax expense (benefit) and the amount obtained by multiplying income before income taxes by the U.S.statutory federal income tax rate are as follows:

                                 UniSource Energy             TEP
                                 ----------------         ------------
                                Three Months Ended   Three Months Ended
                                    March 31,              March 31,
                                 1998       1997        1998       1997
                                ---------------------------------------
                                       - Thousands of Dollars -
Federal Income Tax Benefit
 at Statutory Rate             $(3,903)  $ (1,895)   $ (694)  $ (1,895)
  State Income Tax Benefit,
   Net of Federal Deduction       (601)      (291)     (107)      (291)
Depreciation Differences
   (Flow Through Basis)          1,040          -     1,040          -
  Investment Tax Credit
   Amortization                   (573)      (976)     (573)      (976)
  Reduction in Valuation
   Allowance                         -    (14,318)        -    (14,318)
  Other                            (80)       574       (43)       574
                               --------  ---------   -------  ---------
Total Benefit for Federal
 and State Income Taxes        $(4,117)  $(16,906)   $ (377)  $(16,906)
                               ========  =========   =======  =========

     Income taxes are included in the income statements as follows:

                                UniSource Energy             TEP
                                ----------------         ------------
                               Three Months Ended   Three Months Ended
                                   March 31,              March 31,
                                1998       1997        1998       1997
                               ---------------------------------------
                                       - Thousands of Dollars -
Operating Expenses            $(1,937)  $ (2,348)  $(1,937)  $ (2,348)
Other Income (Deductions)         631    (14,558)    1,560    (14,558)
Unregulated Energy
  Businesses - Net             (2,811)         -         -          -
                              --------  ---------  --------  ---------
Total Income Tax Benefit      $(4,117)  $(16,906)  $  (377)  $(16,906)
                              ========  =========  ========  =========

     The reduction in the valuation allowance and corresponding NOL benefit in 1997 are primarily due to revisions in the estimated amount of NOLs that we expect to offset future taxable income. As of December 31, 1997, both UniSource Energy and TEP had recorded the amount of prior period NOL benefit that we expect to utilize on future income tax returns. At the present time, we are not able to estimate future additional amounts of NOL benefit that we may recognize in the income statements of either UniSource Energy or TEP. This is because there are still open tax years for which there may be additional assessments and because federal and state NOL carryforwards have varying expiration dates. We do not expect to recognize additional amounts of NOL benefit until such items are resolved.

NOTE 8.  RECLASSIFICATIONS
--------------------------

     Minor reclassifications have been made to the prior year financial statements to conform to the current year's presentation.

NOTE 9.  REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS
-------------------------------------------------

     With respect to the unaudited consolidated financial information of UniSource Energy and TEP for the three-month periods ended March 31,1998, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 5, 1998 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by Price Waterhouse LLP within the meaning of sections 7 and 11 of the Act.



ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------------

     UniSource Energy is a holding company which owns all of the outstanding common stock of TEP and MEH. TEP is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity for customers in the greater Tucson, Arizona area and to wholesale customers. MEH owns all of the outstanding common stock of four subsidiaries established for the purpose of operating or investing in various unregulated energy-related businesses.

     TEP is the principal subsidiary of UniSource Energy and accounts for substantially all of its assets, revenues and net income. The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis.

     Management's Discussion and Analysis explains the general financial condition and the results of operations for UniSource Energy and its business subsidiaries including:

  -operating results during the first quarter compared with the same period in the prior year,
  -the outlook for dividends on common stock, -changes in liquidity and capital resources during the first quarter of
   1998, and
  -expectations of identifiable material trends which may affect our business in the future.

     Management's Discussion and Analysis should be read along with the Company's Condensed Consolidated Financial Statements, beginning on page 2, which present the results of operations for the quarters ended March 31, 1998 and 1997. Management's Discussion and Analysis analyzes and explains the differences between periods for specific line items of the Condensed Consolidated Financial Statements.

OVERVIEW
--------

     UniSource Energy recorded a net loss of $7.0 million for the first quarter of 1998, compared with net income of $11.5 million in the first quarter of 1997. The results in the first quarter of 1997 included the effect of non-recurring tax benefits, which was partially offset by non-recurring expenses, as set forth below:

  -$14.3 million net operating loss carryforward tax benefits, -$2.9 million in pre-tax VSP expense, and -$1.1 million in pre-tax consulting fees paid to new business ventures.

Excluding these one-time adjustments, we would have recorded a net loss of $0.3 million in the first quarter of 1997. Our results in the first quarter of 1998 were affected primarily by the following factors: losses from unregulated energy-related subsidiaries ($4.0 million after-tax), lower non-cash regulatory revenues ($5.0 pre-tax), and higher interest expense ($4.1 million pre-tax). These factors are discussed in more detail in Results of Operations and Investments in Energy-Related Ventures, below.

     Utility operating revenues grew by 4% while operating income grew by 15% in the first quarter of 1998 compared with the first quarter of 1997. Growth in the number of customers in TEP's retail service area, increased kilowatt-hour sales to both retail and wholesale customers due to cooler weather, and a moderate 3% overall increase in operating expenses contributed to this improvement in the first quarter of 1998.

     The Company's and TEP's financial prospects continue to be subject to regulatory, economic, and other uncertainties. These uncertainties include the extent to which TEP can alter operations and reduce costs in response to industry changes or unanticipated economic downturns, which may be limited by continued high financial and operating leverage. Our future success will depend, in part, on our ability to contain and/or reduce the costs of serving retail customers and the level of sales to those customers. Until the uncertainties surrounding the introduction of retail competition in Arizona are resolved, predicting the level of TEP's future energy sales and the composition of its future revenues is difficult. However, we expect retail competition will exist in our local market within the next five years. See Competition, Retail below. In a deregulated environment, revenues from energy sales will be less certain, although revenues from transmission and distribution services, which we expect to remain regulated, would likely continue to grow. Even in a deregulated environment, TEP expects to continue to benefit from population and economic growth in the Tucson area through increased revenues from its regulated distribution services.

     The Company is addressing the uncertainties discussed above and is positioning itself to benefit from the changing regulatory environment. We are improving cost measurement and management techniques and are re-engineering various functions at TEP. We have also extended contracts, where appropriate, for large wholesale and retail customers, and are developing new affiliates to provide energy services to markets beyond TEP's retail service territory. See Results of Operations; Competition, Retail; Shared Savings Proposal Before the ACC; and Investments in Energy-Related Ventures, below.

     Since April 1997, we have made significant progress in our financial strategy to reduce refinancing risk by extending maturities of long-term debt and letters of credit and to reduce exposure to variable interest rates by refinancing with fixed interest rates. TEP refinanced variable rate debt obligations at fixed rates and entered into a new bank Credit Agreement to replace the MRA. Long-term debt obligations totaling $192 million currently mature between 1999 and 2003. TEP plans to refinance a substantial portion of these obligations during 1998. See Financing Developments, TEP First Mortgage Bonds, below.

     Despite these improvements, TEP's and UniSource Energy's consolidated capital structures remain highly leveraged. Although TEP refinanced and extended the maturities of certain debt obligations at favorable rates and terms in 1997 and during the first quarter of 1998, the Company might not have continued access to the capital markets at similar rates and terms. Despite the reduction in variable rate debt obligations, changes in interest rates on its remaining variable rate debt will continue to affect TEP's earnings and cash flow. Following the redemption of certain pollution control revenue bonds on May 15, 1998, TEP will have $329 million aggregate principal amount of variable debt obligations. On March 31, 1997, variable rate debt totaled $805 million. See Financing Developments, TEP Sale of Bonds, below.

     TEP is currently unable to pay dividends to UniSource Energy because it fails to meet certain requirements contained in some of its First Mortgage Bond obligations. As a result, cash flow from TEP to UniSource Energy is limited. This, in turn, limits UniSource Energy's ability to pay dividends. See Dividends on Common Stock below.

     During the next twelve months, TEP expects to fund its operating activities and construction expenditures with internal cash flows, existing cash balances, and, if necessary, borrowings under the Revolving Credit. As of May 6, 1998, cash balances, including cash equivalents for UniSource Energy, were approximately $104 million, of which $65 million was held by TEP and its consolidated subsidiaries.

COMPETITION
-----------

   WHOLESALE

     TEP competes with other utilities, marketers and independent power producers in the sale of electric capacity and energy in the wholesale market. FERC generally does not permit TEP's prices for wholesale sales of capacity and energy to exceed rates determined on a cost of service basis. However, in the fall of 1997, FERC granted TEP a tariff to sell at market-based rates. In the current market, wholesale prices are substantially below total cost of service, but in all instances, we make wholesale sales at prices which exceed fuel and other variable costs. In addition, we expect competition to sell capacity to remain vigorous. Prices may remain depressed for at least the next several years due to increased competition and surplus capacity in the southwestern United States. Competition for the sale of capacity and energy is influenced by the following factors:

  -availability of capacity in the southwestern United States, -the availability and prices of natural gas and oil, -spot energy prices, and
  -transmission access.

     The FERC issued two orders pertaining to transmission access in April 1996. FERC Order No. 888 requires all public utilities that own, control, or operate interstate transmission facilities to offer transmission service to others under a single tariff. This tariff must incorporate certain minimum terms and conditions of transmission service established by the FERC and must also be used by public utilities for their own wholesale market transactions. Transmission and generation services for new wholesale service are to be unbundled and priced separately. FERC Order No. 889 requires transmission service providers to establish or participate in an open access same-time information system (OASIS) that provides information on the availability of transmission capacity to wholesale market participants. The order also establishes standards of conduct to prevent employees of a public utility engaged in marketing functions from obtaining preferential access to OASIS-related information or from engaging in discriminatory business practices. TEP is in compliance with the requirements of FERC Orders 888 and 889.

     TEP, along with other transmission owners and users located in the southwestern United States, is investigating the feasibility of forming an independent system operator (ISO) for the region. An ISO would be responsible for ensuring transmission reliability and nondiscriminatory access to the regional transmission grid. The working group held three sets of public meetings to obtain input to the study and completed the initial feasibility study in September 1997. The participants have begun detailed developmental work. The formation of an ISO would be subject to approval by the FERC and state regulatory authorities in the region. The financial aspects of forming an independent system operator, including the potential effects on TEP's future results of operations, will be examined as part of the development work.

    RETAIL

      Under current law, TEP does not compete with other companies for
electric service in TEP's retail service territory.   However, TEP competes
against gas service suppliers and others who provide energy services. TEP actively markets energy and customized energy-related services. We have not lost any customers to self-generation partly because of these efforts. For example, in recent years, TEP executed new contracts with two principal customers that provide approximately 9% of TEP's total annual retail revenues. Both customers are in the copper mining business. The new contracts include price reductions, term extensions, and a provision for interruptible service. These contracts expire in March 2001 and January 2003. These mining customers cannot terminate the contracts early without giving us at least one and up to two years prior notice. We have not received any such notices.

      In December 1996, the ACC adopted rules that, if implemented as adopted, would require a phase-in of retail electric competition in Arizona over a four-year period beginning January 1, 1999. The adopted rules are a framework to implement competition. The ACC rules, if implemented as adopted, would require each "Affected Utility" (TEP, APS, Citizens Utilities Company, and several electric cooperatives) to open its retail service area to competing electric service providers over the period 1999 to 2003 and would permit Affected Utilities to sell power at unregulated market prices. Beginning January 1, 1999, 20% of retail customers would be eligible to choose their electric service provider from companies certificated by the ACC. This percentage increases to 50% beginning January 1, 2001 and to 100% by January 1, 2003. Under the adopted rules, it is unclear which customers would be eligible to choose during the transition years. Electric service providers would include Affected Utilities as well as other entities (including power marketers and out-of-state utilities) that apply for and
receive a certificate of convenience and necessity from the ACC.   Other
electric utilities not regulated by the ACC, such as the Salt River Project and certain municipal utilities, would be granted certificates to compete under the ACC's rules if these utilities would allow their service territories to be similarly open to competing service providers.

      Under the rules, Affected Utilities would be required to provide distribution wheeling services (i.e., retail wheeling) at rates approved by the ACC. Retail wheeling involves a utility transmitting energy produced by other entities over its transmission and distribution system to consumers located in its present retail service area. The availability of wheeling services will make it easier for entities to provide services outside their traditional service territory. This exposes TEP to the risk that TEP's distribution customers may choose to purchase their energy from competitors. However, TEP would have the opportunity to sell power at market prices to retail customers outside of TEP's current service area. Until retail competition has been substantially implemented, each Affected Utility would be required to offer services to all consumers located in their present retail service areas.

      The rules, as adopted by the ACC, specify that the ACC would allow recovery of unmitigated stranded costs by Affected Utilities. Stranded costs represent costs incurred by a utility in a regulated market that likely would not be recovered through the prices charged for electricity and other services in a competitive market. According to the adopted rules, to recover stranded costs, utilities will need to demonstrate to the ACC that they have taken every feasible, cost-effective measure to mitigate or offset stranded costs. Also, Affected Utilities would have to seek ACC approval of distribution charges or other means of recovering stranded costs from current customers who elect to use another electricity provider.

      In January 1998, TEP filed its position regarding stranded cost recovery with the ACC. We believe that TEP and other Affected Utilities should have the opportunity to recover all of their stranded costs and that stranded costs should be calculated as the difference between future revenues under traditional regulation and future revenues in a competitive market.

      Hearings were held in February 1998 to resolve issues relating to stranded cost recovery. TEP, other Affected Utilities, the Residential Utility Consumer Office, the ACC staff, and various intervenors participated in the hearings. On May 6, 1998, the Hearing Officer issued a Proposed Order. The Proposed Order indicates that the Affected Utilities should have a reasonable opportunity to recover 100% of their stranded costs and gives the Affected Utilities three options for stranded cost recovery.

 (1) Net Revenues Lost Methodology--This option would provide for recovery of stranded costs through a Competitive Transition Charge (CTC) using a net revenues lost approach for a five-year period beginning in 1999. A net revenues lost approach would compare estimates of generation revenues under competition to generation revenues under continued regulation. The difference, if any, would represent stranded costs. Under this option, customers remaining on standard offer service would pay 100% of their proportionate share of stranded costs each year. Customers who elect to purchase energy from competitors would pay 100% of their proportionate share of stranded costs in the first year through the CTC, and during each successive year, this percentage would decrease by 20%. The Proposed Order indicates that through customer growth and other mitigation efforts, Affected Utilities should still be able to collect 100% of their stranded costs despite the annual reduction in the CTC.

 (2) Divestiture/Auction Methodology--This option would provide for an auction and divestiture of generation assets where the difference between market and book value would represent stranded costs. The Affected Utility would be permitted to collect 100% of stranded costs through a CTC over a 10-year period. However, no return would be provided on the unamortized balance of stranded costs during this 10-year period.

 (3) Financial Integrity Methodology--This option would provide for stranded cost recovery through a CTC which would be calculated to provide sufficient revenues for the Affected Utility to maintain its financial integrity and to meet minimum financial ratios (not specified in the Proposed Order) for a 10-year period.

The Proposed Order also specifies that some form of rate cap would be in place for customers on standard offer during the transition period.

      TEP is currently evaluating the Proposed Order to determine the potential financial implications to the Company if it is adopted. TEP anticipates filing exceptions to the Proposed Order. We cannot determine when the ACC will hold an open meeting to consider the Proposed Order or whether the ACC will approve, modify or reject the Proposed Order. If the Proposed Order is adopted, TEP would have 30 days to file its choice of one of the three options for stranded cost recovery. At the same time, TEP would need to file an implementation plan, including its estimate of stranded costs related to generation and regulatory assets. Until such time, we believe that any estimate of unrecoverable amounts of stranded costs would be highly speculative.

      In February 1997, TEP filed an appeal of the ACC order adopting retail electric competition rules in the Arizona Superior Court. The Company filed a motion for summary judgment, claiming, among other things that the Competition Rules: (a) violated the Regulatory Compact between TEP and the State of Arizona; (b) confiscated TEP's property; and (c) violated due process. The Court did not grant summary judgment but ruled that the Commission must hold hearings before it can modify TEP's Certificate of Convenience and Necessity (CC&N). No trial date has been set in the case
and no final order has been issued.   We are unable to predict the outcome
of the appeal or the effects such rules would have on future results of operations.

      A legislative study committee established by the Arizona Legislature issued a report on retail electric competition in December 1997. The report identified tax and other issues for the legislature to address. In January 1998, Arizona legislators introduced HB 2663 regarding the implementation of retail electric competition in Arizona. This bill is currently under consideration in the Arizona State Legislature, and would require the introduction of customer choice to 20% of each utility's retail load by December 31, 1998 and to all utility retail customers by December 31, 2000. This legislation only relates directly to government-owned utility companies such as SRP; however, the bill encourages broader application of the legislation's principles by the ACC to the state's investor-owned utilities and cooperatives, including TEP.

      We cannot predict the outcome of the proposed legislation or the ACC's retail competition rules. However, we believe that certain matters in the ACC's current retail competition rules may require legislative changes, while others may require amendments to the Arizona state constitution. Additionally, federal legislators introduced several retail competition initiatives in Congress which, if passed, could modify or override the actions taken by the ACC or the Arizona Legislature. We will continue to assess the likely impact on TEP of the ACC's retail competition rules, proposed legislation, and other potential market reforms. We are unable to predict the ultimate impact of increased retail competition on future results of our operations. See Accounting for the Effects of Regulation below for a discussion of the potential impact of increased competition on the Company's accounting policies.


SHARED SAVINGS PROPOSAL BEFORE THE ACC
--------------------------------------

     On July 9, 1997, TEP filed with the ACC a request for an annual rate reduction of $6.8 million (or 1.1%) for retail customers. This filing is in the form of a Shared Savings Proposal (SSP) which includes a sharing of cost containment benefits with customers and a reduction of potentially stranded costs associated with the introduction of retail electric competition in Arizona. The SSP identifies $20.8 million in savings allocable to ACC jurisdictional operations. The cost containment savings were realized primarily from renegotiated fuel contracts and a 15% reduction in our workforce from the 1996 Voluntary Severance Program. The ACC has not set a date to decide on this matter.

     The proposed $6.8 million rate reduction represents a 50/50 sharing between TEP and its customers of $13.6 million of the cost savings. The SSP would allow TEP to use the remaining $7.2 million of cost savings to reduce (mitigate) potentially stranded costs by accelerating the amortization of Retail Excess Capacity Deferrals. Retail Excess Capacity Deferrals represent operating and capital costs associated with Springerville Unit 2 capacity which the ACC did not allow TEP to recover in rates until the 1994 and 1996 Rate Orders. Those Retail Excess Capacity Deferrals totaled $87.5 million and $88.7 million at March 31, 1998 and December 31, 1997, respectively. Those deferrals are only reflected in our regulatory calculations. The accompanying balance sheets do not include these deferrals as the costs were expensed when incurred for financial reporting purposes. The proposed $7.2 million increase in annual amortization expense for those excess capacity deferrals would decrease the amortization period from 20 years to 5.6 years as of December 1996. The proposed increase in amortization expense would be reflected in TEP's regulatory accounting records but would have no impact on the expenses included in the financial statements.

ACCOUNTING FOR THE EFFECTS OF REGULATION
----------------------------------------

    Accounting Implications

     The ACC regulates TEP's utility business. TEP generally uses the same accounting policies and practices used by nonregulated companies for financial reporting under generally accepted accounting principles.
However, sometimes these principles, such as FAS 71, require special accounting treatment for regulated companies to show the effects of regulation. For example, in setting TEP's retail rates, the ACC may not currently allow TEP to charge its customers to recover certain expenses but, instead, require that these charges be charged to customers in the future. In this situation, FAS 71 requires TEP not to show these expenses on its current income statements but to "defer" these items and show them as "regulatory assets" on the balance sheet until TEP is allowed to charge its customers. TEP then amortizes these items to the income statement as charges are billed to customers. Similarly, certain items of revenue may be deferred as regulatory liabilities which are also eventually amortized to the income statement.

     We have recorded regulatory assets and liabilities in our balance sheets in accordance with FAS 71. A regulated company must satisfy certain conditions to apply the accounting policies and practices of FAS 71. These conditions include:

  -  an independent regulator sets rates;
  - the regulator sets the rates to cover specific costs of delivering service; and
  - the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

We periodically assess whether we continue to meet these conditions. If we were required to stop applying FAS 71 to all or a portion of TEP's regulated utility operations, we would write off the related balances of TEP's regulatory assets and liabilities as a charge in our income statement. This means our earnings would be reduced by the net amount of regulatory assets and liabilities, after applicable deferred income taxes. Based on the balances of TEP's regulatory assets and liabilities at March 31, 1998, if we stopped applying FAS 71 to all of TEP's regulated operations, we would record an extraordinary loss of approximately $178 million, net of the related deferred income tax benefit of $99 million. While our cash flows may be affected by regulatory orders and market conditions, our cash flows would not be affected if we stopped applying FAS 71.

     If we stop applying FAS 71, we would need to evaluate the likelihood that we could recover the cost of TEP's electric plant in the marketplace using the criteria in FAS 121. If undiscounted cash flows are less than the carrying value of those assets, then we would need to write-off as an expense a portion of those plant assets to reflect their current market value. We cannot predict if we would write-off any plant assets as a result of applying FAS 121.

  Recent Events That May Impact TEP's Application of FAS 71

     Legislative and other regulatory measures are being developed in various states to deregulate the electric generation business. The SEC and the EITF have been reviewing whether electric utilities should stop applying FAS 71 to the business transactions in states where deregulation is occurring. In general, the EITF consensus states that utilities must stop accounting for the electric generation portion of their business under FAS 71 when a deregulation plan is in place and its terms are known. The EITF also concludes that utilities do not need to write off regulatory assets (including those related to generation) if the cash flow stream from regulated rates includes recovery of the regulatory assets. We are uncertain how the EITF consensus will impact TEP as deregulation activities develop in Arizona. In the future, we may need to stop applying FAS 71 to the electric generation portion of TEP's business, even if we believe that we will recover the full amount of our costs under the ACC competition phase-in plan. Approximately 55% of TEP's net regulatory assets on the balance sheet relate to electric generation.

     In December 1996, the ACC adopted rules that, if implemented as adopted, would introduce retail electric competition in Arizona. See Competition, Retail for a discussion of the ACC competition rules. Hearings were held in February 1998 to resolve issues relating to stranded cost recovery. On May 6, 1998, the Hearing Officer issued a Proposed Order. The Proposed Order indicates that the Affected Utilities should have a reasonable opportunity to recover 100% of their stranded costs and gives the Affected Utilities three options for stranded cost recovery.
However, it is unclear whether Affected Utilities would be able to recover 100% of their stranded costs. See Competition, Retail for a discussion of the Proposed Order.

      TEP is currently evaluating the financial implications if the Proposed Order is adopted, including whether we would be able to continue to apply FAS 71 to the generation portion of TEP's business. TEP anticipates filing exceptions to the Proposed Order. We cannot determine when the ACC will hold an open meeting to consider the Proposed Order or whether the ACC will approve, modify or reject the Proposed Order. If the Proposed Order is adopted, TEP would have 30 days to file its choice of one of the three options for stranded cost recovery. At the same time, TEP would need to file an implementation plan, including its estimate of stranded costs related to generation and regulatory assets. Until such time, we believe that any estimate of unrecoverable amounts of stranded costs would be highly speculative.

     Also in January 1998, the Arizona Legislature proposed legislation introducing retail electric competition in Arizona. We cannot predict the outcome of the proposed legislation or whether the ACC and the Arizona Legislature will propose other initiatives on electric utility industry restructuring. We believe, based on previous rate orders, that it is likely that we will recover the full costs of our investments in electric utility plant and regulatory assets. The ACC's final order may require us to stop applying FAS 71 to the electric generation portion of TEP's utility operations. If the order provides less than full recovery of stranded costs, significant write-offs of assets may occur as discussed above.

     Based on the activities that have occurred to date, TEP believes it continues to meet the criteria to apply FAS 71 to its regulated activities. However, we cannot predict the outcome of the deregulation efforts in Arizona described above.


INVESTMENTS IN ENERGY-RELATED VENTURES
--------------------------------------

      MEH Corporation (MEH), a wholly-owned subsidiary of UniSource Energy, owns 100% of the stock of four subsidiaries. We established these subsidiaries to pursue various unregulated energy-related investment opportunities:

     1) Nations Energy Corporation (Nations Energy) develops independent power projects worldwide.

     2) Millennium Energy Holdings, Inc. (Millennium) holds a 50% interest in New Energy Ventures, L.L.C. (NEV). NEV, a buyer's agent, provides electric load aggregation and advisory services to retail purchasers of electric energy. As of March 31, 1998, NEV had contracts to purchase energy for and sell energy to customers principally in California with a combined electrical demand of more that 1,000 MW. NEV began serving its California customers on March 31, 1998 when the California retail electricity market opened to competition.

     3) Advanced Energy Technologies, Inc. (AET) holds a 50% interest in Global Solar Energy, L.L.C. (Global Solar), a manufacturer of thin-film photovoltaic cells.

     4) Southwest Energy Solutions, Inc. (SES) provides ancillary energy services to electric consumers. SES owns 100% of the stock of SWPP Investment Company (SWPP) and SWPP International, Ltd. (SWPPI), which hold ownership interests in businesses engaged in the manufacture and sale of concrete power poles.

      Our investments in the energy-related ventures described above (included in Investments and Other Property in UniSource Energy's consolidated balance sheet) comprise less than 1% of total assets. However, the net loss related to these start-up operations totaled $4.0 million for the first quarter of 1998. This loss is included in the Other Income (Deductions) section on UniSource Energy's income statement. Almost all of MEH's loss in the first quarter of 1998 occurred at NEV. The California electricity market was originally scheduled to open to competitors such as NEV on January 1, 1998. However, technical matters related to the California Independent System Operator and the California Power Exchange delayed the opening of the electricity market until March 31, 1998. Therefore, NEV could not make retail power sales in California in the first quarter. Although the delays in establishment of the competitive market caused losses at NEV in the first quarter, and may continue to cause losses in the second quarter, NEV expects losses to decline as more customers are added throughout the year.

      Depending on the nature of future investment opportunities, we expect to make additional investments in these subsidiaries and in other energy-related ventures. Over time, investments in unregulated energy-related ventures may have a material impact on our profitability and cash flows. The ACC Holding Company Order requires that the capitalization (debt and equity) of TEP's sister companies not exceed 30% of TEP's capitalization unless otherwise approved by the ACC.


DIVIDENDS ON COMMON STOCK
-------------------------

    UniSource Energy

      UniSource Energy's ability to pay dividends depends upon cash flow from TEP and MEH. TEP comprises substantially all of UniSource Energy's assets. As described below, TEP is currently unable to declare or pay dividends. TEP has not declared or paid a dividend on common stock since 1989. Until TEP is able to pay dividends to UniSource Energy, UniSource Energy will probably be unable to declare or pay dividends on its Common Stock.

    TEP

      Five outstanding issues of First Mortgage Bonds (aggregating $184 million in principal amount) prevent TEP from paying dividends until specific cash flow coverage and retained earnings tests are met. As of March 31, 1998, TEP met the cash flow coverage test, but did not meet the retained earnings test, which requires positive retained earnings. These covenants will apply until these First Mortgage Bonds have been paid or redeemed or the applicable mortgage indentures have been amended. The latest maturity of these First Mortgage Bonds is in 2003. To amend these bonds would require approval by 75% of all First Mortgage Bonds holders. During 1998, TEP plans to refinance or retire all of the First Mortgage Bonds that prohibit the payment of dividends. See Financing Developments, TEP First Mortgage Bonds, below.

      TEP's Credit Agreement allows TEP to pay dividends if it maintains compliance with the agreement and meets certain financial covenants, including a covenant that requires TEP to maintain a minimum level of net worth. As of March 31, 1998, the required minimum net worth was $166.4 million. See Financing Developments, TEP Credit Agreement, below. As of March 31, 1998, TEP is in compliance with the terms of the Credit Agreement.

      The ACC Holding Company Order states that TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings until TEP's equity ratio equals 37.5% of total capital (excluding capital lease obligations). As of March 31, 1998, TEP's equity ratio was 15%.

      In addition to these restrictive covenants, the Federal Power Act states that dividends shall not be paid out of funds properly included in the capital account. Although the terms of the Federal Power Act provisions are unclear, we believe that there is a reasonable basis to pay dividends from current year earnings. We are continuing to evaluate this situation.

EARNINGS
--------

     UniSource Energy recorded a net loss of $7.0 million in the first quarter of 1998 compared with net income of $11.5 million in the first quarter of 1997. The net loss per average share of Common Stock was $0.22 for the first quarter of 1998 compared with net income per average share of Common Stock of $0.36 for the first quarter of 1997. We would have recorded a net loss of $0.3 million or $0.01 per share in the first quarter of 1997 excluding the recognition of tax benefits and other one-time adjustments. The major reasons for the variance between the results for the first quarter of 1998 and the adjusted results for the first quarter of 1997 were:

  -higher losses from investments in unregulated energy-related businesses, -lower non-cash regulatory revenues, and
  -higher interest expense.


RESULTS OF OPERATIONS
---------------------

     Currently, TEP's financial condition and results of operations are the primary factors affecting the financial condition and results of operations of UniSource Energy on an annual basis. We note any fluctuations that are not primarily due to TEP activities. All nonutility operating transactions are reflected in Other Income (Deductions) on the UniSource Energy Consolidated Statement of Income.

  Utility Sales and Revenues

     Comparisons of TEP's kilowatt-hour sales and electric revenues are shown below:

                                                                                     Increase/(Decrease)
                                                                                     -------------------
Three Months Ended March 31                           1998             1997           Amount     Percent
---------------------------                        ---------       -----------        -------    --------
Electric kWh Sales (000):
      Retail Customers                             1,790,309        1,622,441         167,868       10.3%
      Sales for Resale                               850,132          715,187         134,945       18.9
                                                   ---------        ---------         -------
             Total                                 2,640,441        2,337,628         302,813       13.0

Electric Revenues (000):
      Retail Customers                             $138,149          $129,937          $8,212        6.3%
      Amortization of MSR Option
             Gain Regulatory Liability                    0             5,013          (5,013)    (100.0)
      Sales for Resale                               22,854            19,331           3,523       18.2
                                                   --------          --------          -------
             Total                                 $161,003          $154,281          $6,722        4.4


     TEP's kWh sales to retail customers increased by 10.3% during the first quarter of 1998 compared to the first quarter of 1997. This increase is because: 1) our average number of retail customers increased 1.8%; 2) the weather was cooler in February and March of 1998 than in 1997, which increased the electric heating load; 3) sales to our mining customers increased after contract amendments went into effect in mid-1997; and 4) reported sales in 1998 were impacted by various billing adjustments.

     Revenues from sales to retail customers increased by 6.3% in the first quarter of 1998 compared to the same period in 1997 because of the higher kWh sales. This increase in retail revenues did not correspond exactly to the increase in kWh sales as a result of new long-term contracts with large commercial, industrial and mining customers. These contracts went into effect after the first quarter of 1997 and have lower rates than the prior contracts.

     Our kWh sales for resale increased by 18.9% and the related revenues grew by 18.2% in the first quarter of 1998 relative to the same period in 1997. There were higher economy energy sales in 1998 because cooler weather in the southwestern United States during the first quarter resulted in increased use of electricity for heat.

     TEP's non-cash revenue from the Amortization of the MSR Option Gain Regulatory Liability was $5.0 million lower in the first quarter of 1998 compared to the same period in 1997. This regulatory liability was fully amortized in May 1997. If we exclude the revenue from the MSR Option Gain amortization, total operating revenues were 7.9% higher in the first quarter of 1998 than the first quarter of 1997.

  Operating Expenses

     Fuel and Purchased Power expense increased by 6% in the first quarter of 1998 compared with the same period in 1997 because of the increased sales we discussed above. Savings from the new Springerville coal contract helped reduce the cost per kWh sold to 1.83 cents in the first quarter of 1998 from
1.95 cents in the same period in 1997.

     If we exclude the growth in Fuel and Purchased Power expense, other operating expenses increased in total by only 1% in the first quarter of 1998 over the same period in 1997. Other Operations expense was $2.9 million higher in the first quarter of 1998 than during the first quarter of 1997. This change was mainly due to increases in salaries, pension and benefit expense. Employee Severance Plan Expense of $2.9 million in 1997 represents VSP costs for non-pension post-retirement benefits that we recognized in the first quarter.

 Other Income (Deductions)

     Compared with the first quarter of 1997, 1998 income tax benefits included in Other Income (Deductions) decreased by $15.2 million and $16.1 million for UniSource Energy and TEP, respectively. This change is due mainly to lower recognition of Net Operating Loss (NOL) benefit. UniSource Energy and TEP recognized $14.3 million of NOL benefit in the first quarter of 1997 and none in the first quarter of 1998. As of December 31, 1997, both UniSource Energy and TEP had recorded the amount of prior period NOL benefit that we expect to use on future income tax returns. At the present time, we are not able to estimate future additional amounts of NOL benefit that we may recognize in the income statements of either UniSource Energy or TEP. This is because there are still open tax years for which there may be additional assessments and because federal and state NOL carryforwards have varying expiration dates. We do not expect to recognize additional amounts of NOL benefit until such items are resolved.

     The unregulated energy subsidiaries owned by MEH reported a net loss of $4.0 million for the first quarter of 1998, compared with a net loss of $0.9 million for the first quarter of 1997. The delayed implementation of California's competitive electricity market until March 31, 1998 and other subsidiary development activities affected the financial results for these businesses. See Investments in Energy-Related Ventures.

  Interest Expense

     Interest expense increased by $4.1 million in the first quarter of 1998 relative to the same period in 1997. We had higher letter of credit fees in TEP's new Credit Agreement, as well as higher interest rates from the refinancing of certain variable rate debt obligations with fixed rate debt obligations. (See Financing Developments, TEP Sale of Bonds, below). These refinancings benefited TEP by extending debt maturities and reducing the risk from changes in variable interest rates.

 EVENTS AFFECTING FUTURE RESULTS OF UTILITY OPERATIONS

  TEP Generating Resources

     On May 1, 1998, TEP allowed a lease to expire on three internal combustion turbine generating units having a combined generating capacity of 96 MW. As a result, TEP may need to purchase firm capacity during the summer months to meet operating reserve requirements. TEP will re-evaluate the need for additional peaking generation resources. Firm capacity purchases needed to replace the expired leased capacity are not expected to have a material negative impact on UniSource Energy or TEP financial results.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  CASH FLOWS

     UniSource Energy

     Cash and cash equivalents increased by $15.2 million, or 14%, from the March 31, 1997 ending balance of $106.6 million to the March 31, 1998 ending balance of $121.8 million. For the twelve-month period ended March 31, 1998, net cash flows from operating activities exceeded the cash needed for investing and financing activities.

     Net cash flows from operating activities decreased in aggregate by $19.1 million in the first three months of 1998 compared with the same period in 1997. This decrease was due mainly to the payment of $10.0 million in contract termination fees to the Springerville coal supplier in the first quarter of 1998 (see Note 6 of Notes to Condensed Consolidated Financial Statements--Rate Matters). In addition to the contract termination fees, we had higher cash outflows for the following: 1) Other Operations and Maintenance Costs increased $4.8 million; 2) Interest Paid increased $3.8 million; 3) Capital Lease Interest Paid increased $3.8 million; and 4) Wages Paid increased $3.0 million. These increases in cash outflows were partially offset by a $6.8 million increase in cash receipts from retail and wholesale customers.

     Total net cash outflows from investing activities increased by $7.0 million during the first quarter of 1998 compared with the same period in 1997. A $4.7 million increase in Loans and Investments to Joint Ventures and a $1.4 million increase in Construction Expenditures were the primary reasons for this change.

     Total net cash outflows from financing activities decreased by $25.3 million in the first quarter of 1998 compared with the same period in 1997. In the first quarter of 1997, TEP repaid the $31 million balance outstanding on its Renewable Term Loan. The new bond issuance activity described below in Financing Developments, TEP Sale of Bonds had no impact on net cash flow in the first quarter of 1998. This is because the cash from the bonds issued is being held in trust until the 1981 Apache Series A and Series B bonds are redeemed on May 15, 1998.

     Our consolidated cash balance, including cash equivalents, at May 6, 1998 was approximately $104 million. Of this amount, $65 million was held by TEP and its wholly-owned subsidiaries. We invest cash balances in high-grade money market securities with an emphasis on preserving the principal amounts invested.

     During 1998 and beyond, our sources of cash will be primarily dividends from TEP (when allowed) and proceeds from sales of securities. Potential cash needs may include funds for subsidiaries, funds to meet debt obligations and funds to pay dividends to shareholders. See Dividends on Common Stock and Financing Developments, UniSource Energy for details on these sources and uses of funds.

     TEP

     Cash and cash equivalents decreased by $23.5 million, or 22%, from the March 31, 1997 ending balance of $106.6 million to the March 31, 1998 ending balance of $83.2 million. This decrease is due to the transfer of MEH's cash balance of $45.4 million, included in Cash Flows from Investing Activities in TEP's Statement of Cash Flows for the quarter ended March 31, 1998. See Note 3 of Notes to the Condensed Consolidated Financial Statements--Transfer of MEH from TEP to UniSource Energy.

     TEP expects to generate enough cash flow during 1998 to fund continuing operating activities and construction expenditures. Actual cash flows may vary from projections if there are changes in wholesale revenues, changes in short-term interest rates or other factors. If cash flows were to fall short of our expectations, TEP would use existing cash balances and, if necessary, borrow from the Revolving Credit Facility. At May 6, 1998, there was no outstanding balance due under the Revolving Credit Facility.

  FINANCING DEVELOPMENTS

    TEP Sale of Bonds

     On March 17, 1998, the Apache County, Arizona Industrial Development Authority issued $200 million of new bonds for the benefit of TEP. These bonds are included in Long-Term Debt on TEP's balance sheet. The proceeds will be used on May 15, 1998 to redeem the 1981 Series A Apache County Pollution Control Revenue Bonds due 2020 ($100 million) and the 1981 Series B Apache County Pollution Control Revenue Bonds due 2021 ($100 million). Until the previously issued bonds are redeemed, they are included in the balance sheet as Current Maturities of Long-Term Debt. The proceeds from the issuance of the new bonds are recorded in the balance sheet under Current Assets as Long-Term Debt Proceeds Held by Trustee. The new bonds, which are unsecured, were issued in three series: Series A Pollution Control Revenue Bonds ($83.7 million) bears interest at 5.85% and matures in 2028; Series B Pollution Control Revenue Bonds ($99.8 million) bears interest at 5.875% and matures in 2033; and Series C Industrial Development Revenue Bonds ($16.5 million) bears interest at 5.85% and matures in 2026.

     The 1981 Series A Apache Bonds are supported by a letter of credit. This LOC is collateralized by Second Mortgage Bonds under the terms of TEP's Credit Agreement. When TEP redeems these bonds, the Letter of Credit Facility will decrease from $444 million to $341 million and the Second Mortgage Bonds collateralizing those LOCs will decrease by $103 million.
The 1981 Series B Apache Bonds are supported by a letter of credit outside of the Credit Agreement. This LOC is collateralized by First Mortgage Bonds. When TEP redeems these bonds, this will eliminate the supporting LOC and retire $103 million of First Mortgage Bonds collateralizing the LOC.

    TEP Credit Agreement

     As of March 31, 1998 and as of May 6, 1998, TEP had no borrowings outstanding under its $100 million Revolving Credit Facility.

     As described above in TEP Sale of Bonds, after TEP redeems the 1981 Series A Apache County Pollution Control Revenue Bonds on May 15, 1998, the amount of its Letter of Credit Facility will be $341 million and the amount of its total facilities under the Credit Agreement, which includes the Revolving Credit Facility discussed above, will be $441 million.

     TEP is required by its Credit Agreement to maintain certain financial covenants including (a) a minimum Consolidated Tangible Net Worth equal to the sum of $133 million plus 40% of cumulative Consolidated Net Income since January 1, 1997, (b) a minimum Cash Coverage Ratio ranging from 1.30 in 1998 and gradually increasing to 1.55 in 2002, and (c) a maximum Leverage Ratio ranging from 7.00 in 1998 and gradually decreasing to 6.20 in 2002. For the quarter ended March 31, 1998, TEP was in compliance with each of these covenants.

    TEP First Mortgage Bonds

     In 1997 the ACC granted authority to TEP to refinance up to $184 million of its First Mortgage Bonds scheduled to mature between 1999 and 2003, as well as any redemption premiums, by issuing new debt and/or equity securities. As described below, TEP plans to negotiate and complete these transactions during 1998. TEP's objective is to extend maturities and eliminate certain restrictive covenants contained in the existing First Mortgage Bonds.

     On April 29, 1998, TEP sent an offering memorandum to registered holders of its 12.22% First Mortgage Bonds due 2000. TEP is offering to exchange existing 12.22% First Mortgage Bonds for an identical amount of new 12.22% Exchange Series First Mortgage Bonds due 2000. With the exception of a covenant pertaining to the payment of dividends, the new bonds would have substantially the same terms and conditions as the existing bonds. The Exchange Series Bonds are structured to allow TEP to pay dividends. This exchange offer expires May 15, 1998 and may be extended or withdrawn by TEP prior to that time at its discretion.

     During the second quarter of 1998, TEP intends to issue up to $195 million of Second Mortgage Bonds and use the proceeds to redeem all of its First Mortgage Bonds due in 1999, 2001, 2002, and 2003, as well as any of the 12.22% First Mortgage Bonds not tendered for exchange as described above. If TEP redeems the bonds as described above, TEP would eliminate covenants that currently prohibit it from paying common stock dividends so long as it has an accumulated earnings deficit (see Dividends on Common Stock).

     There is no assurance that any of the transactions described above will be completed.

    UniSource Energy

     UniSource Energy plans to establish a direct stock purchase plan in 1998. Under this plan, we may issue up to 1,000,000 shares of common stock.

     The ACC Holding Company Order states that 60% of the proceeds of any public equity issuance undertaken by the Company in its first five years of operations must be used to reduce TEP's debt or add to TEP's equity account.

    UniSource Energy--Loans and Guarantees

     In December 1997, Millennium committed to provide NEV with $20 million of funding. At NEV's option, the funding can be in the form of additional equity, preferred equity, guarantees or it can be partially satisfied with $10 million in loans from Millennium, or a combination of these alternatives. At April 30, 1998, NEV had received the following under the $20 million commitment:

  -Millennium provided $7 million in loans to NEV.
  -UniSource Energy issued guarantees in the aggregate amount of $5 million to secure the obligations of NEV to counterparties to energy purchase and sale agreements.
  -UniSource Energy also issued a $1 million guarantee to secure the obligations of NEV under its Agreement for Services with LG&E Energy Marketing, Inc.

As a result of these loans and guarantees, the remaining commitment amount available was $7 million at April 30, 1998.

     UniSource Energy is the guarantor of $16.65 million of performance bonds that secure the amounts NEV California owes to the California utility distribution companies (UDCs) for services provided by the UDCs in connection with NEV California's sales in the California retail electric market. NEV California bills its customers for these UDC charges.


IMPACT OF YEAR 2000 ON COMPUTER SYSTEMS AND APPLICATIONS
--------------------------------------------------------

      The Company continues to review, test and make modifications to its computer systems and applications to ensure that its generation, transmission and distribution facilities will provide uninterrupted service and that year 2000 transactions can be processed. We are reviewing our information systems, the control and embedded systems of TEP's utility plant (including the units that TEP owns part of but does not operate), as well as whether major vendors are addressing the problem. The Company has identified the major vendors from whom we purchase products or services. We are contacting those vendors to determine their plans to correct any problems they may face with year 2000 compliance and investigate any potential impact on TEP. TEP and other electric service providers in the WSCC are evaluating potential year 2000 risks resulting from interconnected electric and informational systems.

      At this time we believe that all identified modifications to systems which the Company operates will be made within the required time frames.
We currently estimate that the year 2000 project costs are not material to the Company's operating results. We cannot assure the year 2000 compliance
status of systems or parties that the Company does not control.   We cannot
assess the effect on the Company of non-compliance by systems or parties that the Company does not control.


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
------------------------------------------

      This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. UniSource Energy and TEP include the following cautionary statements to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or for, UniSource Energy or TEP in this Quarterly Report on Form 10-Q. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions. They include statements which are not statements of historical fact. Such forward-looking statements may be identified by the use of words such as "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. UniSource Energy and TEP may occasionally publish or make available forward-looking statements of this nature. These cautionary statements and any other cautionary statements which may accompany the forward-looking statements expressly qualify all such forward-looking statements, whether written or oral, and whether made by or for UniSource Energy or TEP. In addition, UniSource Energy and TEP disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date we make forward-looking statements.

      Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those we express in the forward-looking statements. We express in good faith the expectations, beliefs and projections contained in this document. We believe we have a reasonable basis to make such statements based on our examination of historical operating trends, data contained in our records and other data available from third parties. However, we cannot assure that we will achieve our expectations, beliefs or projections. In addition to other factors and matters discussed in this document, we believe some of the important factors that could cause actual results to differ materially from those we discuss in the forward-looking statements include the following:

1. Effects of restructuring initiatives in the electric industry and other energy-related industries.

2. Changes in economic conditions, demographic patterns and weather conditions in TEP's retail service area.

3. Changes affecting TEP's cost of providing electrical service including changes in fuel costs, generating unit operating performance, interest rates, tax laws, environmental laws, and the general rate of inflation.

4. Changes in governmental policies and regulatory actions with respect to allowed rates of return, financings, rate structures, and methods of establishing rates.

5. Changes affecting the cost of competing energy alternatives, including changes in available generating technologies and changes in the cost of natural gas.

6. Changes in accounting principles or the application of such principles to UniSource Energy, TEP, or any subsidiary.


                        PART II - OTHER INFORMATION

ITEM 1. -- LEGAL PROCEEDINGS
------------------------------------------------------------------------------

TAX ASSESSMENTS

     See Note 2 of Notes to Condensed Consolidated Financial Statements, Tax Assessments.


ITEM 5. - OTHER INFORMATION
------------------------------------------------------------------------------

ADDITIONAL FINANCIAL DATA

The following table reflects the ratio of earnings to fixed charges for TEP:

                                          12 Months Ended
                                          ----------------
                                    March 31,        December 31,
                                      1998               1997
                                      ----               ----
Ratio of Earnings to Fixed            1.41               1.39
Charges



ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------------------------------------------

(a)  Exhibits.

     -- See Exhibit Index.

(b)   Reports on Form 8-K.

     -- The Company and TEP have not filed any Current Reports on Form 8-K since filing the Form 10-K for 1997.


                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.


                                              UNISOURCE ENERGY CORPORATION
                                              -----------------------------
                                                       (Registrant)


Date:  May 13, 1998                                    Ira R. Adler
                                             ----------------------------------
                                                       Ira R. Adler
                                                  Senior Vice President and
                                                 Principal Financial Officer



                                              TUCSON ELECTRIC POWER COMPANY
                                              -----------------------------
                                                       (Registrant)


Date:  May 13, 1998                                    Ira R. Adler
                                             ----------------------------------
                                                       Ira R. Adler
                                                 Executive Vice President and
                                                 Principal Financial Officer




                               EXHIBIT INDEX

     4a -  Loan Agreement, dated as of March 1, 1998, between The Industrial
        Development Authority of the County of Apache and TEP relating to Pollution Control Revenue Bonds, 1998 Series A (Tucson Electric
        Power Company Project).
     4b -  Indenture of Trust, dated as of March 1, 1998, between The
        Industrial Development Authority of the County of Apache and First Trust of New York, National Association, authorizing Pollution Control Revenue Bonds, 1998 Series A (Tucson Electric Power Company Project).
     4c -  Loan Agreement, dated as of March 1, 1998, between The Industrial
        Development Authority of the County of Apache and TEP relating to Pollution Control Revenue Bonds, 1998 Series B (Tucson Electric
        Power Company Project).
     4d -  Indenture of Trust, dated as of March 1, 1998, between The
        Industrial Development Authority of the County of Apache and First Trust of New York, National Association, authorizing Pollution Control Revenue Bonds, 1998 Series B (Tucson Electric Power Company Project).
     4e -  Loan Agreement, dated as of March 1, 1998, between The Industrial
        Development Authority of the County of Apache and TEP relating to Industrial Development Revenue Bonds, 1998 Series C (Tucson
        Electric Power Company Project).
     4f -  Indenture of Trust, dated as of March 1, 1998, between The
        Industrial Development Authority of the County of Apache and First Trust of New York, National Association, authorizing Industrial Development Revenue Bonds, 1998 Series C (Tucson Electric Power Company Project).
     11 - Statement re computation of per share earnings - UniSource Energy. 12 - Computation of Ratio of Earnings to Fixed Charges - TEP.
     15a - Letter regarding unaudited interim financial information (Price
        Waterhouse LLP).
     15b - Letter regarding unaudited interim financial information
        (Deloitte &Touche LLP).
     27a - Financial Data Schedule - UniSource Energy.
     27b - Financial Data Schedule - TEP.