Form 10-Q
period 1998-06-30
UNISOURCE ENERGY CORP; TUCSON ELECTRIC POWER CO
filed 1998-08-14
CIK 941138, 100122

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

     (Mark One)
        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended June 30, 1998

                                     OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to          .
                                         ---------    ---------



Commission        Registrant; State of Incorporation;     IRS Employer
File Number       Address; and Telephone Number           Identification Number
-----------       -----------------------------           ---------------------
1-13739             UNISOURCE ENERGY CORPORATION            86-0786732
                    (An Arizona Corporation)
                    220 West Sixth Street
                    Tucson, AZ  85701
                    (520) 571-4000

1-5924              TUCSON ELECTRIC POWER COMPANY
                    (An Arizona Corporation)
                    220 West Sixth Street
                    Tucson, AZ  85701                       86-0062700
                    (520) 571-4000



     Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X     No
    --------    --------

     At August 7, 1998, 32,147,080 shares of UniSource Energy Corporation's Common Stock, no par value (the only class of Common Stock), were outstanding.

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


                               TABLE OF CONTENTS
                                                                           Page
                                                                           ----

Definitions..................................................................iv
Report of Independent Accountants.............................................1
Independent Accountants' Review Report........................................2

                         PART I - FINANCIAL INFORMATION

Item 1.  -- Financial Statements
     UniSource Energy Corporation
         Comparative Condensed Consolidated Statements of Income (Loss).......3
         Comparative Condensed Consolidated Statements of Cash Flows..........4
         Comparative Condensed Consolidated Balance Sheets....................5
     Tucson Electric Power Company
         Comparative Condensed Consolidated Statements of Income .............6
         Comparative Condensed Consolidated Statements of Cash Flows..........7
         Comparative Condensed Consolidated Balance Sheets....................8
     Notes to Condensed Consolidated Financial Statements
     Note 1.  Accounting for the Effects of Regulation........................9
     Note 2.  Tax Assessments................................................10
     Note 3.  Transfer of MEH from TEP to UniSource Energy...................11
     Note 4.  Loans and Guarantees for NEV...................................11
     Note 5.  Long-Term Debt........................................... .....12
     Note 6.  Rate Matters...................................................12
     Note 7.  Income Taxes...................................................13
     Note 8.  New Accounting Standard........................................14
     Note 9.  Reclassifications..............................................14
     Note 10.  Review by Independent Public Accountants......................14

Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations
     Overview................................................................15
     Competition
         Retail..............................................................16
         Wholesale...........................................................19
     Shared Savings Proposal.................................................20
     Accounting for the Effects of Regulation................................20
     Investments in Energy Related Affiliates................................21
     Dividends on Common Stock
         UniSource Energy....................................................22
         TEP.................................................................22
     Earnings................................................................22
     Results of Operations
          Utility Sales and Revenues.........................................23
           Operating Expenses................................................24
          Other Income (Deductions)..........................................24
           Interest Expense..................................................25
       Events Affecting Future Results of Utility Operations
           TEP Generating Resources..........................................25
     Liquidity and Capital Resources
       Cash Flows
           UniSource Energy..................................................25
           TEP...............................................................26
       Financing Developments
           TEP Sale of Bonds.................................................26
           TEP Credit Agreement..............................................26
           TEP First Mortgage Bonds..........................................27
           UniSource Energy--Loans and Guarantees............................27
     Impact of Year 2000 on Computer Systems and Applications................28
     Safe Harbor for Forward-Looking Statements..............................28

                          PART II - OTHER INFORMATION

Item 1. -- Legal Proceedings
     Tax Assessments.........................................................30
Item 4. - Submission of Matters to a Vote of Security Holders................30
Item 5. - Other Information
     Directors and Executive Officers of the Registrants.....................30
     Shareholder Proposal Deadline for 1999 Annual Meeting...................31
     Additional Financial Data...............................................31
Item 6.  -- Exhibits and Reports on Form 8-K.................................31
Signature Page...............................................................32
Exhibit Index................................................................33


                                  DEFINITIONS

The abbreviations and acronyms used in the 1998 Second Quarter Form 10-Q are defined below:


ACC...............   Arizona Corporation Commission.
ADOR..............   Arizona Department of Revenue.
AET...............   Advanced Energy Technologies, Inc., a wholly-owned
                      subsidiary of MEH Corporation.
Affected Utilities   Electric utilities regulated by the ACC, including TEP,
                      Arizona Public Service, Citizens Utilities Company, and several electric cooperatives.
Banks.............   The financial institutions party to the Credit Agreement
                      dated as of December 30, 1997.
Common Stock......   The Company's common stock, without par value.
Company or UniSource
 Energy...........   UniSource Energy Corporation.
Credit Agreement..   Credit Agreement between TEP and the Banks, dated as of
                      December 30, 1997.
EITF..............   Emerging Issues Task Force of the Financial Accounting
                      Standards Board.
FAS 71............   Statement of Financial Accounting Standards #71:
                      Accounting for the Effects of Certain Types of
                      Regulation.
FAS 101...........   Statement of Financial Accounting Standards #101:
                      Regulated Enterprises - Accounting for the
                      Discontinuation of Application of FAS 71.
FAS 121...........   Statement of Financial Accounting Standards #121:
                      Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.
FERC..............   Federal Energy Regulatory Commission.
First Collateral Trust
 Bonds............   Bonds issued under the First Collateral Trust
                      Indenture.
First Collateral Trust
 Indenture........   The Indenture, dated as of August 1,
                      1998, of Tucson Electric Power Company to Bank of Montreal Trust Company of the City of New York, as trustee.
First Mortgage
 Bonds............   First mortgage bonds issued under the General First
                      Mortgage.
General First
 Mortgage.........   The Indenture, dated as of April 1, 1941, of Tucson
                      Gas, Electric Light and Power Company to The Chase National Bank of the City of New York, as trustee, as supplemented and amended.
General Second
 Mortgage.........   The Indenture, dated as of December 1, 1992, of
                      Tucson Electric Power Company to Bank of Montreal Trust Company of the City of New York, as trustee, as supplemented.
Global Solar......   Global Solar Energy, L.L.C., a corporation in which a 50%
                      interest is owned by AET.
Holding Company
 Order............   ACC Order issued November 25, 1997 granting TEP the
                      authority to organize a public utility holding company.
IDBs..............   Industrial development revenue or pollution control bonds.
IRS...............   Internal Revenue Service.
Irvington.........   Irvington Generating Station.
Irvington Lease...   The leveraged lease arrangement relating to Irvington Unit
                      4.
ISO...............   Independent System Operator.
ITC...............   Investment Tax Credit.
kWh...............   Kilowatt-hour(s).
LOC...............   Letter of Credit.
MEH...............   MEH Corporation, a wholly-owned subsidiary of UniSource
                      Energy.
Millennium........   Millennium Energy Holdings, Inc., a wholly-owned
                      subsidiary of MEH.
MRA...............   Master restructuring agreement between TEP and certain
                      banks which included the Renewable Term Loan, Revolving Credit and certain replacement reimbursement agreements, which was terminated on December 30, 1997.
MSR...............   Modesto, Santa Clara and Redding Public Power Agency.
MW................   Megawatt(s).
NEV...............   New Energy Ventures, L.L.C., a company in which a 50%
                      interest is owned by Millennium.
NEV California....   NEV California, L.L.C., a wholly-owned subsidiary of NEV.
1994 Rate Order...   ACC Rate Order concerning an increase in TEP's retail base rates and certain regulatory write-offs, issued January 11, 1994.
1996 Rate Order...   ACC Rate Order concerning an increase in
                      TEP's retail base rates and the recovery of Springerville Unit 2 costs, issued March 29, 1996.
NOL...............   Net Operating Loss carryforward for income tax purposes.
Renewable Term
 Loan.............   Credit facility that replaced the Term Loan pursuant to
                      the MRA Sixth Amendment, dated as of November 1, 1994, and effective March 7, 1995, and which was terminated December 30, 1997.
Revolving Credit..   $100 million revolving credit facility entered into under
                      the Credit Agreement between a syndicate of certain of the Banks and TEP.
SEC...............   Securities and Exchange Commission.
Second Mortgage
 Bonds............   TEP's second mortgage bonds issued under the General
                      Second Mortgage.
SES...............   Southwest Energy Solutions, Inc., a wholly-owned
                      subsidiary of MEH.
Shareholders......   Holders of UniSource Energy Common Stock.
Springerville.....   Springerville Generating Station.
Springerville Coal Handling
 Facilities Leases   Leveraged lease arrangements relating to the coal
                      handling facilities serving Springerville.
Springerville Common
 Facilities......    Facilities at Springerville used in common
                      with Springerville Unit 1 and Springerville Unit 2. Springerville Common Facilities
  Leases..........   Leveraged lease arrangements relating to an undivided one-
                      half interest in certain Springerville Common Facilities. Springerville Unit 1
 Leases......        Leveraged lease arrangements relating to
                      Springerville Unit 1, and an undivided one-half interest in certain Springerville Common Facilities and which has been assumed by TEP.
SSP...............   Shared Savings Proposal filed by TEP with the ACC July 9,
                      1997 requesting a 1.1% annual retail rate reduction.
Standard Offer....   Bundled service offered to all consumers in a designated
                      service territory at regulated rates.
SWPP..............   SWPP Investment Company, a wholly-owned subsidiary of SES.
SWPPI.............   SWPP International, a wholly-owned subsidiary of SES.
TEP...............   Tucson Electric Power Company, the principal subsidiary of
                      UniSource Energy.
UniSource Energy..   UniSource Energy Corporation.
 Valencia.........   Valencia Energy Company, previously a wholly owned
                      subsidiary of TEP, merged into TEP on May 31, 1996.
VSP...............   Voluntary Severance Plan offered to TEP employees and
                      implemented in May 1996.
WSCC..............   Western Systems Coordinating Council.



REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of UniSource Energy Corporation and to the Board of Directors of Tucson Electric Power Company

We have reviewed the accompanying condensed consolidated balance sheet and the related condensed consolidated statements of income and of cash flows of UniSource Energy Corporation and its subsidiaries (the Company) and of Tucson Electric Power Company and its subsidiaries (TEP) as of and for the three-month and six-month periods ended June 30, 1998. This financial information is the responsibility of the Company's and TEP's management. The financial statements as of June 30, 1997 were reviewed by other independent accountants whose report dated February 23, 1998 stated that they were not aware of any material modifications that should be made to such financial information for it to be in conformity with generally accepted accounting principles.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards,the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information as of and for the three-month and six-month periods ended June 30, 1998 for it to be in conformity with generally accepted accounting principles.

The financial statements of the Company and of TEP for the year ended December 31, 1997 were audited by other independent accountants whose report dated February 23, 1998 expressed an unqualified opinion on those statements.



PricewaterhouseCoopers LLP
Phoenix, Arizona
August  4, 1998




INDEPENDENT ACCOUNTANTS' REVIEW REPORT


UniSource Energy Corporation and its Stockholders
Tucson Electric Power Company
220 West Sixth Street
Tucson, Arizona 85701

We have reviewed the condensed consolidated statements of income of UniSource Energy Corporation and its subsidiaries (the Company) and Tucson Electric Power Company (TEP) for the three-month and six-month periods ended June 30, 1997 and cash flows for the six-month period ended June 30, 1997. These financial statements are the responsibility of the Company's and TEP's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets and statements of capitalization of the Company and TEP as of December 31, 1997 and the related statements of income, cash flows, and changes in stockholders' equity (deficit) for the year then ended (not presented herein);and in our report dated February 23, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheets from which they have been derived.



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

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                       Three Months Ended
                                                             June 30,
                                                         1998       1997
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $150,652    $159,249
 Amortization of MSR Option Gain Regulatory Liability        -       3,092
 Sales for Resale                                       28,951      20,629
                                                      ---------   ---------
    Total Operating Revenues                           179,603     182,970
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                               56,693      51,493
 Capital Lease Expense                                  26,558      26,388
 Amortization of Springerville Unit 1 Allowance         (7,630)     (7,010)
 Other Operations                                       27,130      28,087
 Maintenance and Repairs                                 8,431      11,384
 Depreciation and Amortization                          22,883      21,445
 Taxes Other Than Income Taxes                          12,634      13,093
 Income Taxes                                            3,038       4,260
                                                      ---------   ---------
    Total Operating Expenses                           149,737     149,140
                                                      ---------   ---------
      Operating Income                                  29,866      33,830
                                                      ---------   ---------

Other Income (Deductions)
 Income Taxes                                            3,016      11,385
 Reversal of Loss Provision                                  -      10,154
 Interest Income                                         3,524       2,778
 Unregulated Energy Businesses - Net                    (5,649)        488
 Other                                                   1,134      (1,341)
                                                      ---------   ---------
    Total Other Income (Deductions)                      2,025      23,464
                                                      ---------   ---------

Interest Expense
 Long-Term Debt                                         19,792      16,660
 Interest Imputed on Losses Recorded at Present Value    8,545       8,175
 Other                                                   2,496       2,558
                                                      ---------   ---------
    Total Interest Expense                              30,833      27,393
                                                      ---------   ---------

Net Income (Loss)                                     $  1,058    $ 29,901
                                                      =========   =========


Average Shares of Common Stock Outstanding (000)        32,138      32,138
                                                      =========   =========

Basic and Diluted Earnings per Share                  $   0.03    $   0.93
                                                      =========   =========



See Notes to Condensed Consolidated Financial Statements.
UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                         Six Months Ended
                                                             June 30,
                                                         1998       1997
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $288,739    $289,186
 Amortization of MSR Option Gain Regulatory Liability        -       8,105
 Sales for Resale                                       51,805      39,960
                                                      ---------   ---------
    Total Operating Revenues                           340,544     337,251
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                              105,093      97,139
 Capital Lease Expense                                  52,336      52,664
 Amortization of Springerville Unit 1 Allowance        (15,261)    (14,019)
 Other Operations                                       53,428      54,383
 Maintenance and Repairs                                19,155      21,615
 Depreciation and Amortization                          45,446      43,219
 Taxes Other Than Income Taxes                          25,560      25,718
 Income Taxes                                            1,101       1,912
                                                      ---------   ---------
    Total Operating Expenses                           286,858     282,631
                                                      ---------   ---------
      Operating Income                                  53,686      54,620
                                                      ---------   ---------

Other Income (Deductions)
 Income Taxes                                            2,385      25,943
 Reversal of Loss Provision                                  -      10,154
 Interest Income                                         5,240       4,487
 Unregulated Energy Businesses - Net                    (9,685)       (444)
 Other                                                   1,944      (1,372)
                                                      ---------   ---------
    Total Other Income (Deductions)                       (116)     38,768
                                                      ---------   ---------

Interest Expense
 Long-Term Debt                                         36,903      30,777
 Interest Imputed on Losses Recorded at Present Value   17,090      16,454
 Other                                                   5,554       4,764
                                                      ---------   ---------
    Total Interest Expense                              59,547      51,995
                                                      ---------   ---------

Net Income (Loss)                                     $ (5,977)   $ 41,393
                                                      =========   =========


Average Shares of Common Stock Outstanding (000)        32,138      32,138
                                                      =========   =========

Basic and Diluted Earnings per Share                  $  (0.19)   $   1.29
                                                      =========   =========



See Notes to Condensed Consolidated Financial Statements.
UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
                                                             June 30,
                                                         1998       1997
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Retail Customers                 $293,242    $293,113
  Cash Receipts from Sales for Resale                   51,935      42,635
  Fuel and Purchased Power Costs Paid                  (93,168)    (90,574)
  Wages Paid, Net of Amounts Capitalized               (36,389)    (32,899)
  Payment of Other Operations and Maintenance Costs    (46,763)    (45,359)
  Capital Lease Interest Paid                          (44,594)    (40,774)
  Interest Paid, Net of Amounts Capitalized            (35,157)    (34,777)
  Taxes Paid, Net of Amounts Capitalized               (48,752)    (48,559)
  Interest Received                                      3,959       3,958
  Emission Allowance Inventory Sales                    11,368           -
  Contract Termination Fee Paid                        (10,000)    (30,000)
  Other                                                   (789)        660
                                                      ---------   ---------
    Net Cash Flows - Operating Activities               44,892      17,424
                                                      ---------   ---------

Cash Flows from Investing Activities
  Construction Expenditures                            (38,220)    (33,870)
  Investments in Joint Ventures                        (11,066)     (2,117)
  Other                                                  1,731         980
                                                      ---------   ---------
    Net Cash Flows - Investing Activities              (47,555)    (35,007)
                                                      ---------   ---------

Cash Flows from Financing Activities
  Proceeds from Issuance of Long-Term Debt               2,328      12,312
  Payments on Renewable Term Loan                            -     (31,000)
  Payments to Retire Long-Term Debt                     (2,600)       (500)
  Payments to Retire Capital Lease Obligations          (9,676)     (4,751)
  Other                                                 (1,547)       (568)
                                                      ---------   ---------
    Net Cash Flows - Financing Activities              (11,495)    (24,507)
                                                      ---------   ---------

Net Decrease in Cash and Cash Equivalents              (14,158)    (42,090)
Cash and Cash Equivalents, Beginning of Year           146,256     130,291
                                                      ---------   ---------
Cash and Cash Equivalents, End of Period              $132,098    $ 88,201
                                                      =========   =========












See Notes to Condensed Consolidated Financial Statements.
UNISOURCE ENERGY CORPORATION
SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION


                                                         Six Months Ended
                                                             June 30,
                                                         1998       1997
                                                     -Thousands of Dollars-

Net Income (Loss)                                     $ (5,977)   $ 41,393
Adjustments to Reconcile Net Income (Loss)
   to Net Operating Cash Flows
  Depreciation and Amortization Expense                 45,446      43,219
  Deferred Income Taxes and Investment Tax Credits-Net  (7,816)    (24,280)
  Lease Payments Deferred                               12,350      17,750
  Amortization of Regulatory Assets & Liabilities,
   Net of Interest Imputed on Losses Recorded at
   Present Value                                         1,828      (5,669)
  Deferred Contract Termination Fee                     (8,077)    (30,000)
  Loss (Unremitted Earnings) of Unconsolidated
   Subsidiaries                                         15,689        (909)
  Emission Allowances                                   11,368           -
  Other                                                 (3,214)    (10,490)
  Changes in Assets and Liabilities which Provided
   (Used) Cash Exclusive of Changes Shown Separately
    Accounts Receivable                                (16,850)    (16,314)
    Materials and Fuel                                    (577)     (7,342)
    Accounts Payable                                     1,189       9,113
    Other Current Assets and Liabilities                (2,629)     (2,989)
    Other Deferred Assets and Liabilities                2,162       3,942
                                                      ---------   ---------
Net Cash Flows - Operating Activities                 $ 44,892    $ 17,424
                                                      =========   =========

Non-Cash Financing Activities (these activities do not affect the statements of cash flows):
The proceeds from the issuance of $200 million of Pollution Control Revenue Bonds in March 1998 were held in trust and used in May 1998 to redeem $200 million of previously issued bonds. In May 1998, TEP exchanged $46.9 million of its existing 12.22% First Mortgage Bonds due 2000 for an identical amount of new 12.22% Exchange Series First Mortgage Bonds. See Note 5. Also, the proceeds from the issuance of $111.8 million of Pollution Control Revenue Bonds in April 1997 were held in trust and used in June 1997 to redeem $111.8 million of previously issued bonds.















See Notes to Condensed Consolidated Financial Statements.
UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
                                                     June 30,  December 31,
                                                       1998        1997
                                                   - Thousands of Dollars -
Utility Plant
  Plant in Service                                  $2,227,912  $2,194,150
  Utility Plant Under Capital Leases                   893,064     893,064
  Construction Work in Progress                         74,786      72,404
                                                    ----------- -----------
    Total Utility Plant                              3,195,762   3,159,618
  Less Accumulated Depreciation and Amortization    (1,020,317)   (982,621)
  Less Accumulated Amortization of Capital Leases      (82,937)    (73,728)
  Less Springerville Unit 1 Allowance                 (169,584)   (167,756)
                                                    ----------- -----------
    Total Utility Plant - Net                        1,922,924   1,935,513
                                                    ----------- -----------

Investments and Other Property                          76,694      78,772
                                                    ----------- -----------

Current Assets
  Cash and Cash Equivalents                            132,098     146,256
  Accounts Receivable                                   88,075      71,225
  Materials and Fuel                                    34,954      34,005
  Deferred Income Taxes - Current                       15,268      14,910
  Other                                                 26,455      23,653
                                                    ----------- -----------
    Total Current Assets                               296,850     290,049
                                                    ----------- -----------

Deferred Debits - Regulatory Assets
  Income Taxes Recoverable Through Future Rates        165,633     170,034
  Deferred Springerville Common Facility Costs          56,952      58,222
  Deferred Springerville Contract Termination Fee       46,154      48,077
  Deferred Springerville Unit 2 Costs                    6,944      11,590
  Deferred Lease Expense                                10,382      11,571
  Other Regulatory Assets                               11,672      11,089
Deferred Debits - Other                                 19,690      19,492
                                                    ----------- -----------
    Total Deferred Debits                              317,427     330,075
                                                    ----------- -----------
Total Assets                                        $2,613,895  $2,634,409
                                                    =========== ===========













See Notes to Condensed Consolidated Financial Statements.
UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

CAPITALIZATION AND OTHER LIABILITIES
                                                     June 30,  December 31,
                                                       1998         1997
                                                   - Thousands of Dollars -
Capitalization
  Common Stock                                      $  638,847  $  638,904
  Accumulated Deficit                                 (428,003)   (422,026)
                                                     ----------- -----------
  Common Stock Equity                                  210,844     216,878
  Capital Lease Obligations                            884,720     890,257
  Long-Term Debt                                     1,211,795   1,215,120
                                                    ----------- -----------
    Total Capitalization                             2,307,359   2,322,255
                                                    ----------- -----------

Current Liabilities
  Current Obligations Under Capital Leases              13,578      14,552
  Current Maturities of Long-Term Debt                   1,225         500
  Accounts Payable                                      36,098      34,909
  Interest Accrued                                      69,284      64,812
  Taxes Accrued                                         24,161      24,397
  Contract Termination Fee Payable                           -      10,000
  Other                                                 15,707      19,051
                                                    ----------- -----------
    Total Current Liabilities                          160,053     168,221
                                                    ----------- -----------

Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    66,892      77,606
  Accumulated Deferred Investment Tax Credits
   Regulatory Liability                                 10,760      11,905
  Emission Allowance Gain Regulatory Liability          31,357      17,591
  Other                                                 37,474      36,831
                                                    ----------- -----------
    Total Deferred Credits and Other Liabilities       146,483     143,933
                                                    ----------- -----------
Total Capitalization and Other Liabilities          $2,613,895  $2,634,409
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
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                            June 30,
                                                         1998       1997
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $150,735    $159,249
 Amortization of MSR Option Gain Regulatory Liability        -       3,092
 Sales for Resale                                       28,951      20,629
                                                      ---------   ---------
    Total Operating Revenues                           179,686     182,970
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                               56,693      51,493
 Capital Lease Expense                                  26,558      26,388
 Amortization of Springerville Unit 1 Allowance         (7,630)     (7,010)
 Other Operations                                       27,130      28,087
 Maintenance and Repairs                                 8,431      11,384
 Depreciation and Amortization                          22,883      21,445
 Taxes Other Than Income Taxes                          12,634      13,093
 Income Taxes                                            3,038       4,260
                                                      ---------   ---------
    Total Operating Expenses                           149,737     149,140
                                                      ---------   ---------
      Operating Income                                  29,949      33,830
                                                      ---------   ---------

Other Income (Deductions)
 Income Taxes                                            2,076      11,385
 Reversal of Loss Provision                                  -      10,154
 Interest Income                                         3,526       2,850
 Interest Income-Note Receivable from UniSource Energy   2,326           -
 Other                                                   1,029        (925)
                                                      ---------   ---------
    Total Other Income (Deductions)                      8,957      23,464
                                                      ---------   ---------

Interest Expense
 Long-Term Debt                                         19,792      16,660
 Interest Imputed on Losses Recorded at Present Value    8,545       8,175
 Other                                                   2,496       2,558
                                                      ---------   ---------
    Total Interest Expense                              30,833      27,393
                                                      ---------   ---------

Net Income                                            $  8,073    $ 29,901
                                                      =========   =========










See Notes to Condensed Consolidated Financial Statements.
TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                         Six Months Ended
                                                            June 30,
                                                         1998       1997
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $288,884    $289,186
 Amortization of MSR Option Gain Regulatory Liability        -       8,105
 Sales for Resale                                       51,805      39,960
                                                      ---------   ---------
    Total Operating Revenues                           340,689     337,251
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                              105,093      97,139
 Capital Lease Expense                                  52,336      52,664
 Amortization of Springerville Unit 1 Allowance        (15,261)    (14,019)
 Other Operations                                       53,428      54,383
 Maintenance and Repairs                                19,155      21,615
 Depreciation and Amortization                          45,446      43,219
 Taxes Other Than Income Taxes                          25,560      25,718
 Income Taxes                                            1,101       1,912
                                                      ---------   ---------
    Total Operating Expenses                           286,858     282,631
                                                      ---------   ---------
      Operating Income                                  53,831      54,620
                                                      ---------   ---------

Other Income (Deductions)
 Income Taxes                                              516      25,943
 Reversal of Loss Provision                                  -      10,154
 Interest Income                                         5,242       4,606
 Interest Income-Note Receivable from UniSource Energy   4,626           -
 Other                                                   1,798      (1,935)
                                                      ---------   ---------
    Total Other Income (Deductions)                     12,182      38,768
                                                      ---------   ---------

Interest Expense
 Long-Term Debt                                         36,903      30,777
 Interest Imputed on Losses Recorded at Present Value   17,090      16,454
 Other                                                   5,554       4,764
                                                      ---------   ---------
    Total Interest Expense                              59,547      51,995
                                                      ---------   ---------

Net Income                                            $  6,466    $ 41,393
                                                      =========   =========










See Notes to Condensed Consolidated Financial Statements.
TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
                                                             June 30,
                                                         1998       1997
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Retail Customers                 $293,242    $293,113
  Cash Receipts from Sales for Resale                   51,935      42,635
  Fuel and Purchased Power Costs Paid                  (93,168)    (90,574)
  Wages Paid, Net of Amounts Capitalized               (34,765)    (32,899)
  Payment of Other Operations and Maintenance Costs    (43,632)    (45,359)
  Capital Lease Interest Paid                          (44,594)    (40,774)
  Interest Paid, Net of Amounts Capitalized            (35,157)    (34,777)
  Taxes Paid, Net of Amounts Capitalized               (48,690)    (48,559)
  Emission Allowance Inventory Sales                    11,368           -
  Interest Received                                      2,963       3,958
  Contract Termination Fee Paid                        (10,000)    (30,000)
  Other                                                    869         660
                                                      ---------   ---------
    Net Cash Flows - Operating Activities               50,371      17,424
                                                      ---------   ---------

Cash Flows from Investing Activities
  Construction Expenditures                            (38,220)    (33,870)
  Transfer of MEH                                      (45,412)          -
  Investments in Joint Ventures                              -      (2,117)
  Other                                                  1,841         980
                                                      ---------   ---------
    Net Cash Flows - Investing Activities              (81,791)    (35,007)
                                                      ---------   ---------

Cash Flows from Financing Activities
  Proceeds from Issuance of Long-Term Debt               2,328      12,312
  Payments to Retire Long-Term Debt                     (2,600)       (500)
  Payments on Renewable Term Loan                            -     (31,000)
  Payments to Retire Capital Lease Obligations          (9,676)     (4,751)
  Other                                                 (1,686)       (568)
                                                      ---------   ---------
    Net Cash Flows - Financing Activities              (11,634)    (24,507)
                                                      ---------   ---------

Net Decrease in Cash and Cash Equivalents              (43,054)    (42,090)
Cash and Cash Equivalents, Beginning of Year           146,256     130,291
                                                      ---------   ---------
Cash and Cash Equivalents, End of Period              $103,202    $ 88,201
                                                      =========   =========











See Notes to Condensed Consolidated Financial Statements.
TUCSON ELECTRIC POWER COMPANY
SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION


                                                         Six Months Ended
                                                             June 30,
                                                         1998       1997
                                                     -Thousands of Dollars-

Net Income (Loss)                                     $  6,466  $  41,393
Adjustments to Reconcile Net Income (Loss) to Net
   Operating Cash Flows
  Depreciation and Amortization Expense                 45,446     43,219
  Deferred Income Taxes and
   Investment Tax Credits - Net                            745    (24,280)
  Lease Payments Deferred                               12,350     17,750
  Amortization of Regulatory Assets & Liabilities, Net
   of Interest Imputed on Losses Recorded at
   Present Value                                         1,828     (5,669)
  Deferred Contract Termination Fee                     (8,077)   (30,000)
  Unremitted Earnings of Unconsolidated Subsidiaries      (528)      (909)
  Emission Allowances                                   11,368          -
  Interest Income-Note Receivable from UniSource
   Energy                                               (4,626)         -
  Other                                                 (1,404)   (10,490)
  Changes in Assets and Liabilities which Provided
   (Used) Cash Exclusive of Changes Shown Separately
    Accounts Receivable                                (18,327)   (16,314)
    Materials and Fuel                                    (577)    (7,342)
    Accounts Payable                                     2,223      9,113
    Other Current Assets and Liabilities                 1,377     (2,989)
    Other Deferred Assets and Liabilities                2,107      3,942
                                                      ---------   ---------
Net Cash Flows - Operating Activities                 $ 50,371    $ 17,424
                                                      =========   =========

Non-Cash Financing Activities (these activities do not affect the statements of cash flows):
The proceeds from the issuance of $200 million of Pollution Control Revenue Bonds in March 1998 were held in trust and used in May 1998 to redeem $200 million of previously issued bonds. In May 1998, TEP exchanged $46.9 million of its existing 12.22% First Mortgage Bonds due 2000 for an identical amount of new 12.22% Exchange Series First Mortgage Bonds. See Note 5. Also, the proceeds from the issuance of $111.8 million of Pollution Control Revenue Bonds in April 1997 were held in trust and used in June 1997 to redeem $111.8 million of previously issued bonds.













See Notes to Condensed Consolidated Financial Statements.
TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
                                                     June 30,  December 31,
                                                       1998        1997
                                                   - Thousands of Dollars -
Utility Plant
  Plant in Service                                  $2,227,912  $2,194,150
  Utility Plant Under Capital Leases                   893,064     893,064
  Construction Work in Progress                         74,786      72,404
                                                    ----------- -----------
    Total Utility Plant                              3,195,762   3,159,618
  Less Accumulated Depreciation and Amortization    (1,020,317)   (982,621)
  Less Accumulated Amortization of Capital Leases      (82,937)    (73,728)
  Less Springerville Unit 1 Allowance                 (169,584)   (167,756)
                                                    ----------- -----------
    Total Utility Plant - Net                        1,922,924   1,935,513
                                                    ----------- -----------

Investments and Other Property                          59,422      78,772
                                                   ----------- -----------

Note Receivable from UniSource Energy                   74,759           -
                                                    ---------- -----------
Current Assets

  Cash and Cash Equivalents                            103,202     146,256
  Accounts Receivable                                   88,642      71,225
  Materials and Fuel                                    34,914      34,005
  Deferred Income Taxes - Current                       15,268      14,910
  Other                                                 21,527      23,653
                                                    ----------- -----------
    Total Current Assets                               263,553     290,049
                                                    ----------- -----------

Deferred Debits - Regulatory Assets
  Income Taxes Recoverable Through Future Rates        165,633     170,034
  Deferred Springerville Common Facility Costs          56,952      58,222
  Deferred Springerville Contract Termination Fee       46,154      48,077
  Deferred Springerville Unit 2 Costs                    6,944      11,590
  Deferred Lease Expense                                10,382      11,571
  Other Regulatory Assets                               11,672      11,089
Deferred Debits - Other                                 19,690      19,492
                                                    ----------- -----------
    Total Deferred Debits                              317,427     330,075
                                                    ----------- -----------
Total Assets                                        $2,638,085  $2,634,409
                                                    =========== ===========










See Notes to Condensed Consolidated Financial Statements.
TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

CAPITALIZATION AND OTHER LIABILITIES
                                                     June 30,  December 31,
                                                       1998        1997
                                                   - Thousands of Dollars -
Capitalization
  Common Stock                                      $  645,660  $  645,261
  Capital Stock Expense                                 (6,357)     (6,357)
  Accumulated Deficit                                 (415,560)   (422,026)
                                                    ----------- -----------
  Common Stock Equity                                  223,743     216,878
  Capital Lease Obligations                            884,720     890,257
  Long-Term Debt                                     1,211,795   1,215,120
                                                    ----------- -----------
    Total Capitalization                             2,320,258   2,322,255
                                                    ----------- -----------

Current Liabilities
  Current Obligations Under Capital Leases              13,578      14,552
  Current Maturities of Long-Term Debt                   1,225         500
  Accounts Payable                                      36,414      34,909
  Interest Accrued                                      69,284      64,812
  Taxes Accrued                                         24,141      24,397
  Contract Termination Fee Payable                           -      10,000
  Other                                                 15,693      19,051
                                                    ----------- -----------
    Total Current Liabilities                          160,335     168,221
                                                    ----------- -----------

Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    77,985      77,606
  Accumulated Deferred Investment Tax Credits
   Regulatory Liability                                 10,760      11,905
  Emission Allowance Gain Regulatory Liability          31,357      17,591
  Other                                                 37,390      36,831
                                                    ----------- -----------
    Total Deferred Credits and Other Liabilities       157,492     143,933
                                                    ----------- -----------
Total Capitalization and Other Liabilities          $2,638,085  $2,634,409
                                                    =========== ===========






See Notes to Condensed Consolidated Financial Statements.



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------

NOTE 1.  ACCOUNTING FOR THE EFFECTS OF REGULATION
-------------------------------------------------

  Accounting Implications

     The ACC regulates TEP's utility business. TEP generally uses the same accounting policies and practices used by nonregulated companies for financial reporting under generally accepted accounting principles. However, sometimes these principles, such as FAS 71, require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP's retail rates, the ACC may not currently allow TEP to charge its customers to recover certain expenses but; instead, require that these expenses be charged to customers in the future. In this situation, FAS 71 requires that TEP not show these expenses on its current income statements but "defer" these items and show them as "regulatory assets" on the balance sheet until TEP is allowed to charge its customers. TEP then amortizes these items to the income statement as charges are billed to customers. Similarly, certain items of revenue may be deferred as regulatory liabilities, which also are eventually amortized to the income statement.

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

     We periodically assess whether we continue to meet these conditions. If we were required to stop applying FAS 71 to all or a portion of TEP's regulated utility operations, we would write off the related balances of TEP's regulatory assets and liabilities as a charge in our income statement. In that event, our earnings would be reduced by the net amount of regulatory assets and liabilities, after applicable deferred income taxes. Based on the balances of TEP's regulatory assets and liabilities at June 30, 1998, if we ceased applying FAS 71 to all of TEP's regulated operations, we would record an extraordinary loss of approximately $152 million, net of the related deferred income tax benefit of $103 million. While our cash flows may be affected by regulatory orders and market conditions, our cash flows would not be affected if we ceased to apply FAS 71.

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

  Recent Events That May Impact TEP's Application of FAS 71

     Legislative and other regulatory measures are being developed in various states to deregulate the electric generation business. The SEC and the EITF have been reviewing whether electric utilities should stop applying FAS 71 to the business transactions in states where deregulation is occurring. In general, the EITF consensus states that utilities must stop accounting for the electric generation portion of their business under FAS 71 when a deregulation plan is in place and its terms are known. The EITF also concluded that utilities do not need to write off regulatory assets (including those related to generation) if the cash flow stream from regulated rates includes recovery of the regulatory assets. We are uncertain how the EITF consensus will impact TEP as deregulation activities develop in Arizona. In the future, we may need to stop applying FAS 71 to the electric generation portion of TEP's business, even if we believe that we will recover the full amount of our costs under the ACC competition phase-in plan. Approximately 55% of TEP's net regulatory assets on the balance sheet relate to electric generation.

     In December 1996, the ACC adopted rules which would introduce retail electric competition in Arizona. If implemented as adopted, the rules would require each "Affected Utility" TEP, Arizona Public Service Company, Citizens Utilities Company and several cooperatives) to open its retail service area to competing electric service providers on a phased-in basis over the period 1999 to 2003. On August 5, 1998, the ACC adopted amendments to the rules which, in part, provide a two-year phase-in schedule in which all retail customers will have access to competitive generation by January 1, 2001.

     On June 22, 1998, the ACC adopted an order which outlines its policy for stranded cost recovery by Arizona utilities in a competitive energy market. Stranded costs represent costs recoverable by a utility in a regulated market that would not likely be recovered through the prices charged for electricity and other services in a competitive market. The order allows the Affected Utilities to choose one of the following two methods for stranded cost recovery:

 (1) Divestiture/Auction Methodology
  - This method requires the sale of all electric generation assets through an auction by January 1, 2001;
  - Stranded costs are calculated as the difference between book value of generation assets (including related regulatory assets) and the proceeds from the sale;
  - 100% of the stranded costs will be recovered over a 10-year period, including a return on the unamortized balance;
  - All customers of Affected Utilities will pay for the stranded costs; and
  - Affected Utilities that choose this option must file a divestiture plan for ACC approval no later than October 1, 1998.

 (2) Transition Revenues Methodology
  - The ACC would determine the revenues necessary to maintain financial integrity (such as avoiding default under currently existing financial instruments); and
  - Affected Utilities would recover the determined amount of stranded costs over a period of ten years.

     The order encourages, but does not require, full divestiture of generating assets through an auction. The order states that only those Affected Utilities choosing divestiture through the Divestiture/Auction Methodology shall have the opportunity to recover 100% of unmitigated stranded costs. TEP must elect one of the two stranded cost recovery options and file an implementation plan, including its estimate of stranded costs related to generation and regulatory assets, by August 21, 1998. The order also specifies that some form of rate cap will be in place for customers on standard offer electric service during the transition period.

     TEP will cease to account for its generation operations using FAS 71 at the time the ACC approves a cost recovery plan specific to TEP, including the specific amount of stranded costs that TEP can recover and a cost recovery method. The amount and method of recovery that the ACC approves for TEP will determine whether write-offs will be incurred at that time. The ACC is not expected to approve a final stranded cost recovery plan for TEP until at least the fourth quarter of 1998. We are unable to predict the amount of write-offs, if any, that may be incurred at that time.

      In  May  1998  the  Arizona State Legislature  approved  and  the
Governor signed a bill regarding retail electric competition. The legislation requires the introduction of customer choice to 20% of each utility's retail load by December 31, 1998 and to all utility retail customers by December 31, 2000. This legislation only relates directly to public power entities such as SRP; however, the bill encourages broader application of the legislation's principles by the ACC to the state's investor-owned utilities, including TEP, and cooperatives.

      We cannot predict the outcome of the legislation or the ACC's retail competition rules. Additionally, federal legislators introduced several retail competition initiatives in Congress which, if passed, could modify or override the actions taken by the ACC or the Arizona Legislature.

NOTE 2.  TAX ASSESSMENTS
------------------------

  Ruling on Arizona Sales Tax Assessments - Coal Sales

     We have received sales tax assessments from the ADOR alleging that Valencia is liable for sales tax on gross income from coal sales, transportation and coal-handling services provided to TEP from November 1985 through May 1996. We have protested these assessments. In September 1996, the Arizona Court of Appeals upheld the validity of the assessment issued for the period November 1985 through March 1990. In May 1998, the Arizona Supreme Court remanded the case back to the Arizona Tax Court to be reheard. We are also protesting the assessments for the period April 1990 through May 1996.

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

  Arizona Sales Tax Assessments - Leases

     The ADOR has issued sales tax assessments to some of TEP's lessors of generation-related facilities and equipment. The assessments allege sales tax liability on a component of rents we paid on the Springerville Unit 1 Leases, the Springerville Common Facilities Leases, the Irvington Lease and the Springerville Coal Handling Facilities Lease from August 1, 1988 to June 30, 1997. Due to indemnification provisions in the lease agreements, if the ADOR prevails, we would be required to reimburse the lessors for the sales taxes that they pay. We filed an appeal of the assessments in the Arizona Tax Court in February 1998. In July 1998, the Arizona Tax Court ruled against us on the Irvington lease. We plan to appeal the Tax Court's decision.

     We have recorded a liability for the probable amount of sales taxes and interest due as of June 30, 1998. If the ADOR prevails, we would need to record an additional expense and related liability. Even though it is reasonably possible that the resolution of this issue could result in approximately $22 million of additional sales tax expense, we do not believe this outcome is likely. We do not expect that the resolution of this assessment will have a material negative impact on the financial statements. We believe that the ultimate resolution of this issue will occur over a period of two to four years.

  INCOME TAX ASSESSMENTS

     In February 1998, the IRS issued an income tax assessment for the 1992 and 1993 tax years. The IRS is challenging our treatment for income tax purposes of various items relating to the 1992 Financial Restructuring, including the amount of NOL and ITC generated before December 1991 that may be used to reduce taxes in future periods.

     Due to the Financial Restructuring, a change in ownership of TEP occurred for tax purposes in December 1991. As a result, the use of the NOL and ITC generated before December 1991 may be limited under the tax code. The IRS is challenging our calculation of this limitation. At June 30, 1998, pre-change federal NOL and ITC carryforwards were approximately $267 million and $26 million, respectively. In addition to the pre-change NOL and ITC which are subject to the limitation, $166 million of federal NOL at June 30, 1998, is not subject to the limitation.

     Resolution of this matter is not expected to have a material adverse impact on the financial statements.

NOTE 3.  TRANSFER OF MEH FROM TEP TO UNISOURCE ENERGY
-----------------------------------------------------

     On January 1, 1998, TEP became a subsidiary of UniSource Energy. At the same time, TEP transferred MEH to UniSource Energy and received as consideration from UniSource Energy a $95 million 10-year promissory note with a yearly interest rate of 9.78%. Approximately $25 million of this note represents a gain to TEP. TEP has not recorded this gain. Instead, this gain will be reflected as an increase in TEP's common equity when UniSource Energy pays the principal portion of the note. The note receivable appears on TEP's consolidated balance sheet but does not appear on UniSource Energy's consolidated balance sheet because intercompany balances and transactions are eliminated when financial statements are consolidated.

     MEH owns Advanced Energy Technologies, Inc., Millennium Energy Holdings, Inc., Nations Energy Corporation and Southwest Energy
Solutions, Inc.

     The transfer of MEH's cash balance of $45.4 million as part of the transfer of MEH to UniSource Energy is included in the Cash Flows from Investing Activities in TEP's cash flow statement for the six months ended June 30, 1998.

NOTE 4.  LOANS AND GUARANTEES FOR NEV
-------------------------------------

     In December 1997, Millennium committed to provide NEV with $20 million of funding. At July 31, 1998, NEV had received the following under the $20 million commitment:

 - Millennium provided $10 million in loans to NEV.
 - Millennium provided $4 million for NEV preferred equity.
 - UniSource Energy issued guarantees in the aggregate amount of $5.5 million to secure the obligations of NEV to counterparties to energy purchase and sale agreements.

As a result of these loans and guarantees, the remaining commitment amount available was $0.5 million at July 31, 1998.

     UniSource Energy is the guarantor of $32.8 million of performance bonds that secure the amounts NEV California owes to the California utility distribution companies (UDCs) for services provided by the UDCs in connection with NEV California's sales in the California retail electric market. NEV California bills its customers for these UDC charges.

     In August 1998, UniSource Energy agreed to guarantee a $10 million loan that NEV obtained from an unrelated party. The debt underlying the guarantee is not due until 1999.

     From September 1997, the inception of Millennium's ownership in NEV, through June 30, 1998, Millennium recorded approximately $23.8 million of NEV losses. The amount equals the total funds and commitments provided by Millennium and UniSource Energy to NEV. Accounting principles limit the amount of the loss to be recorded by Millennium to the total amount invested and committed by Millennium and UniSource Energy. Under its current obligations, NEV is expected to continue to incur losses and require additional funds to fulfill its obligations. Should Millennium or UniSource Energy provide additional funding to NEV, the amounts provided would need to be immediately expensed if NEV has incurred losses in excess of $23.8 million since September 1997. NEV is seeking sources other than Millennium and UniSource Energy to provide necessary funding. There can be no assurance that any such financing will be obtained.

NOTE 5.  LONG-TERM DEBT
-----------------------

     In March 1998, the Apache County, Arizona Industrial Development Authority issued $200 million of Pollution Control Revenue Bonds and loaned the proceeds to TEP. The new bonds, which are unsecured, were sold in three series: Series A ($83.7 million) bears interest at 5.85% and matures in 2028; Series B ($99.8 million) bears interest at 5.875% and matures in 2033; and Series C ($16.5 million) bears interest at 5.85% and matures in 2026. The proceeds from the issuance of the new bonds were used in May 1998 to redeem $200 million of previously issued variable interest rate bonds that would have matured in 2020 and 2021.

     On May 15, 1998, TEP exchanged $46.9 million of its existing 12.22% First Mortgage Bonds due 2000 for an identical amount of new 12.22% Exchange Series First Mortgage Bonds due 2000. With the exception of the elimination of a covenant restricting the payment of dividends, the new bonds have substantially the same terms and conditions as the existing bonds.

     On August 4, 1998, TEP issued $140 million of First Collateral Trust Bonds, Series A, and will use the proceeds on September 3, 1998 to redeem all of its First Mortgage Bonds due in 1999, 2001, 2002 and 2003, as well as $31.9 million of 12.22% First Mortgage Bonds due 2000 not tendered for exchange as described above. The bonds to be redeemed bear interest at rates ranging from 7.55% to 12.22%. When TEP redeems these bonds, covenants that currently prohibit TEP from paying common stock dividends so long as it has an accumulated earnings deficit will be eliminated. Dividends would thereafter be permitted if certain other, more flexible financial covenants have been met. The First Collateral Trust Bonds bear interest at 7.50% and mature in 2008. The First Collateral Trust Bonds are secured by an equal aggregate principal amount of bonds issued under TEP's General First Mortgage and held by the trustee.

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

     The proposed $6.8 million rate reduction represents an equal sharing between TEP and its customers of $13.6 million of the cost savings. The SSP would allow TEP to use the remaining $7.2 million of cost savings to reduce (mitigate) potentially stranded costs by accelerating the amortization of Retail Excess Capacity Deferrals. Retail Excess Capacity Deferrals represent operating and capital costs associated with Springerville Unit 2 capacity which the ACC did not allow TEP to recover in rates until the 1994 and 1996 Rate Orders. These Retail Excess Capacity Deferrals totaled $86.3 million and $88.7 million at June 30, 1998 and December 31, 1997, respectively. These deferrals are only reflected in our regulatory calculations. The accompanying balance sheets do not include these deferrals as the costs were expensed when incurred for financial reporting purposes. The proposed $7.2 million (after tax) increase in annual amortization expense for those excess capacity deferrals would decrease the amortization period from 20 years to 5.6 years as of December 1996.
The proposed increase in amortization expense would be reflected in TEP's regulatory accounting records but would have no impact on the expenses included in the financial statements.

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

     TEP asked the ACC, as part of the SSP, to allow the termination fee to be recorded as a regulatory asset and to be amortized to fuel expense over the 13-year term of the new agreement. On July 29, 1997, the ACC issued an interim accounting order allowing TEP to defer the $50 million termination fee as a regulatory asset in the balance sheet until the ACC decides whether the $50 million termination fee should be recovered through retail rates. The interim accounting order also allowed TEP to begin amortizing the termination fee to fuel expense.
If the ACC ultimately disallows recovery, the unamortized portion of the $50 million termination fee would be expensed immediately. The ACC has not set a date to decide on this matter.

NOTE 7.  INCOME TAXES
---------------------

     The differences between the income tax expense (benefit) and the amount obtained by multiplying income before income taxes by the U.S. statutory federal income tax rate are as follows:

                                            UniSource Energy
                                ---------------------------------------
                                Three Months Ended    Six Months Ended
                                    June 30,              June 30,
                                 1998       1997        1998       1997
                                ---------------------------------------
                                       - Thousands of Dollars -
Federal Income Tax (Benefit)
 Expense at Statutory Rate     $  (923)  $  7,972   $(4,826)  $  6,077
  State Income Tax (Benefit)
   Expense, Net of Federal
   Deduction                      (144)     1,225      (745)       934
  Depreciation Differences
   (Flow Through Basis)          2,419          -     3,459          -
  Capital Loss Carryforwards    (4,463)         -    (4,463)         -
  Investment Tax Credit
   Amortization                   (572)      (966)   (1,145)    (1,942)
  Reduction in Valuation
   Allowance                         -    (14,975)        -    (29,293)
  Other                            (12)      (381)      (92)       193
                               --------  ---------  --------  ---------
Total Benefit for Federal
 and State Income Taxes        $(3,695)  $ (7,125)  $(7,812)  $(24,031)
                               ========  =========  ========  =========

                                                   TEP
                                ---------------------------------------
                                Three Months Ended     Six Months Ended
                                    June 30,              June 30,
                                 1998       1997        1998       1997
                                ---------------------------------------
                                       - Thousands of Dollars -
Federal Income Tax (Benefit)
 Expense at Statutory Rate     $ 3,162   $  7,972    $2,468   $  6,077
  State Income Tax (Benefit)
   Expense, Net of Federal
   Deduction                       488      1,225       381        934
  Depreciation Differences
   (Flow Through Basis)          2,419          -     3,459          -
  Capital Loss Carryforwards    (4,463)         -    (4,463)         -
  Investment Tax Credit
   Amortization                   (572)      (966)   (1,145)    (1,942)
  Reduction in Valuation
   Allowance                         -    (14,975)        -    (29,293)
  Other                            (72)      (381)     (115)       193
                               --------  ---------   -------  ---------
Total (Benefit) Expense for
Federal and State Income Taxes $   962   $ (7,125)   $  585   $(24,031)
                               ========  =========   =======  =========


     Income taxes are included in the income statements as follows:

                                            UniSource Energy
                               ---------------------------------------
                               Three Months Ended     Six Months Ended
                                    June 30,               June 30,
                                1998       1997        1998       1997
                               ---------------------------------------
                                       - Thousands of Dollars -
Operating Expenses            $ 3,038   $  4,260   $ 1,101  $   1,912
Other Income (Deductions)      (3,016)   (11,385)   (2,385)   (25,943)
Unregulated Energy
  Businesses - Net             (3,717)         -    (6,528)         -
                              --------  ---------  --------  ---------
Total Income Tax Benefit      $(3,695)  $ (7,125)  $(7,812)  $(24,031)
                              ========  =========  ========  =========

                                                  TEP
                               ---------------------------------------
                               Three Months Ended     Six Months Ended
                                    June 30,               June 30,
                                1998       1997        1998       1997
                               ---------------------------------------
                                       - Thousands of Dollars -
Operating Expenses            $ 3,038   $  4,260   $ 1,101   $  1,912
Other Income (Deductions)      (2,076)   (11,385)     (516)   (25,943)
                              --------  ---------  --------  ---------
Total Income Tax (Benefit)
 Expense                      $   962   $ (7,125)  $   585   $(24,031)
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

NOTE 8.  NEW ACCOUNTING STANDARD
--------------------------------

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. This Statement requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. Measurement is at fair value and if the derivative is not designated as a hedging instrument, changes in fair values (i.e., gains and losses) are to be recognized in earnings in the period of change. If certain conditions are met, a derivative may be designated a hedge, in which case the accounting for changes in fair value will depend on the specific exposure being hedged. The Company is required to adopt FAS 133 in the first quarter of 2000. We are still evaluating the impact, if any, that the adoption of FAS 133 will have on our financial statements.

NOTE 9.  RECLASSIFICATIONS
--------------------------

     Minor reclassifications have been made to the prior year financial statements to conform to the current year's presentation.

NOTE 10.  REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS
--------------------------------------------------

     With respect to the unaudited consolidated financial information of UniSource Energy and TEP for the three-month and six-month periods ended June 30, 1998, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 4, 1998, appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. PricewaterhouseCoopers LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of sections 7 and 11 of the Act.





ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------------------------

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

     TEP is the principal subsidiary of UniSource Energy and accounts for substantially all of its assets, revenues and net income. The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis, although losses from energy-related ventures of MEH and its subsidiaries have resulted in losses reported by the Company for the six-months ended June 30, 1998.

     Management's Discussion and Analysis explains the general financial condition and the results of operations for UniSource Energy and its business subsidiaries including:

  - operating results during the second quarter and the first six months compared with the same periods in the prior year,
  -  the outlook for dividends on common stock,
  - changes in liquidity and capital resources during the second quarter and first six months of 1998, and
  - expectations of identifiable material trends which may affect our business in the future.

     Management's Discussion and Analysis should be read along with the Company's Condensed Consolidated Financial Statements, beginning on page 3, which present the results of operations for the quarters and the six month periods ended June 30, 1998 and 1997. Management's Discussion and Analysis analyzes and explains the differences between periods for specific line items of the Condensed Consolidated Financial Statements.

OVERVIEW
--------

     UniSource Energy recorded net income of $1.1 million for the quarter ended June 30, 1998, and a net loss of $6.0 million for the first six months of 1998. This compares with net income of $29.9 million in the second quarter and $41.4 million for the first six months of 1997.

     Our results in the second quarter of 1998 were affected primarily by the following factors: losses from unregulated energy-related subsidiaries ($5.6 million after-tax), lower non-cash regulatory revenues ($3.1 million pre-tax), and higher interest expense ($3.4 million pre-tax). Also, the results in the second quarter of 1997 included the effect of the following non-recurring items:

  -  $15.0 million net operating loss carryforward tax benefits,
  - $10.2 million in pre-tax other income from a reversal of loss provision, and
  -  $2.6 million in pre-tax consulting fees paid to NEV.

Excluding these adjustments, we would have recorded net income of $10.4 million in the second quarter of 1997. These changes are discussed in more detail in Results of Operations and Investments in Energy-Related
Affiliates, below.

     Our results in the first six months of 1998 were affected primarily by the following factors: losses from unregulated energy-related subsidiaries ($9.7 million after-tax), lower non-cash regulatory revenues ($8.1 million pre-tax), and higher interest expense ($7.6 million pre-tax). The results of the first six months of 1997 also included the effects of the following non-recurring items:

  -  $29.3 million net operating loss carryforward tax benefits,
  - $10.2 million in pre-tax other income from a reversal of loss provision,
  -  $2.9 million in pre-tax VSP expense, and
  -  $3.7 million in pre-tax consulting fees paid to NEV.

Excluding these adjustments, net income would have been $10.0 million in the first six months of 1997. These factors are discussed in more detail in Results of Operations and Investments in Energy-Related Affiliates, below.

     The Company's and TEP's financial prospects are subject to regulatory, economic, and other uncertainties. These uncertainties include the extent to which TEP can alter operations and reduce costs in response to industry changes or unanticipated economic downturns, which may be limited by continued high financial and operating leverage. Our future success will depend, in part, on our ability to contain and/or reduce the costs of serving retail customers and the level of sales to those customers. Until the uncertainties surrounding the introduction of retail competition in Arizona are resolved, predicting the level of TEP's future energy sales and the composition of its future revenues is difficult. However, we expect retail competition will exist in our local market within the next three years. See Competition, Retail below. In a deregulated environment, revenues from energy sales will be less certain, although revenues from transmission and distribution services, which we expect to remain regulated, would likely continue to grow. Even in a deregulated environment, TEP expects to continue to benefit from population and economic growth in the Tucson area through increased revenues from its regulated distribution services.

     The Company's financial prospects are also subject to uncertainties relating to the start-up and developmental activities of the unregulated energy-related affiliates. Although the Company's investments in unregulated energy-related affiliates comprise less than 1% of total assets, start-up costs and other subsidiary developmental activities have contributed to losses from these activities in 1998. These losses have contributed to the losses reported by the Company for the six-month period ended June 30, 1998.

     The Company is addressing the uncertainties discussed above and is positioning itself to benefit from the changing regulatory environment. We are improving cost measurement and management techniques and are re-engineering various functions at TEP. We have also extended contracts, where appropriate, for large wholesale and retail customers, and are developing new affiliates to provide energy services to markets beyond TEP's retail service territory. See Competition, Retail; Shared Savings Proposal; Investments in Energy-Related Affiliates; and Results of Operations below.

     Since April 1997, we have made significant progress in our financial strategy to reduce refinancing risk by extending maturities of long-term debt and letters of credit and to reduce exposure to variable interest rates by refinancing with fixed interest rates. TEP refinanced variable rate debt obligations at fixed rates and entered into a new bank Credit Agreement to replace the MRA. On August 4, 1998, TEP issued bonds to refinance all of the First Mortgage Bonds that prohibit the payment of dividends, and called for the redemption of these bonds (which mature between 1999 and 2003) on September 3, 1998. See Financing Developments, TEP First Mortgage Bonds and Dividends on Common Stock, below.

     Despite these improvements, TEP's and UniSource Energy's consolidated capital structures remain highly leveraged and include $329 million of variable rate debt obligations which will impact TEP's earnings and cash flow if interest rates change.

     During the next twelve months, TEP expects to fund its operating activities and construction expenditures with internal cash flows, existing cash balances, and, if necessary, borrowings under the Revolving Credit.
As of August 7, 1998, cash balances, including cash equivalents for UniSource Energy, were approximately $132 million, of which $102 million was held by TEP and its consolidated subsidiaries.


COMPETITION
-----------

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

     Retail Electric Competition Rules

     In December 1996, the ACC adopted rules that require a phase-in of retail electric competition in Arizona beginning January 1, 1999. The rules were adopted as a framework to implement competition. On August 5, 1998 the ACC adopted amendments to the rules which, in part, provide a two-year phase-in schedule in which all retail customers will have access to competitive generation by January 1, 2001.

     The key provisions of the rules include the following:

  - Each Affected Utility shall make available at least 20% of its 1995 system retail peak demand for competitive generation supply on a first-come, first-served basis, as follows: (1) All Affected Utility customers with non-coincident peak demand load of 1 MW or greater will be eligible for competitive electric services no later than January 1, 1999. (2) Groups of Affected Utility customers with individual non-coincident peak load demands of 40 kW or greater aggregated into a combined load of 1 MW or greater will also be eligible for competitive service no later than January 1, 1999. Each Affected Utility shall also offer a residential phase-in program with a minimum of 1/2 of 1% of residential customers having access to competitive electric services on January 1, 1999, with the number of customers eligible in this program to increase by 1/2 of 1% every quarter until January 1, 2001. All retail customers shall be entitled to obtain competitive electric services no later than January 1, 2001.

     TEP currently serves about 80 customers who qualify under the 1 MW or greater category described above, representing 351 MW of load. Of this load, 60% is under contract through 2001.

  - Each Affected Utility shall file a report detailing possible mechanisms to provide benefits, such as rate reductions of 3% - 5%, to all Standard Offer customers.

  - Each Affected Utility shall make available to all customers in its service territory Standard Offer bundled generation, transmission, ancillary, distribution and other necessary services at regulated rates. After January 1, 2001, Standard Offer service shall be provided by the Affected Utilities, which will become Utility Distribution Companies (UDCs), who shall also act as providers of last resort.

  - The Affected Utilities shall provide non-discriminatory open access to transmission and distribution facilities to serve all customers. The ACC supports the development of an Independent System Operator (ISO) or, absent an ISO, an Independent Scheduling Administrator (ISA).

  - All competitive generation assets and services shall be separated from an Affected Utility prior to January 1, 2001. Such separation shall either be to an unaffiliated party or to a separate corporate affiliate or affiliates. If an Affected Utility chooses to transfer its competitive generation assets or competitive services to a competitive electric affiliate, such transfer shall be at a value determined by the ACC to be fair and reasonable.

      Appeal of ACC Order

      In February 1997, TEP filed in the Arizona Superior Court an appeal of the ACC order adopting the rules. TEP filed a motion for summary judgment, claiming, among other things that the Competition Rules: (a) violated the Regulatory Compact between TEP and the State of Arizona; (b) confiscated TEP's property; and (c) violated due process. The Court did not grant summary judgment but ruled that the Commission must hold hearings before it can modify TEP's Certificate of Convenience and Necessity (CC&N). No trial date has been set in the case and no final order has been issued. We are unable to predict the outcome of the appeal.

      Stranded Cost Recovery

      On June 22, 1998, the ACC adopted an order which outlines its policy for stranded cost recovery by Arizona utilities in a competitive energy market. The order is an amended version of the original order proposed by the ACC Hearing Officer on May 6, 1998. The proposed order was discussed in the Company's and TEP's Report on Form 10-Q for the period ended March 31, 1998.

      The order provides two methods for stranded cost recovery for the Affected Utilities: (1) Divestiture/Auction Methodology and (2) Transition Revenues Methodology. The order encourages, but does not require, full divestiture of generating assets through an auction to unaffiliated third parties. The order states that only those Affected Utilities choosing divestiture through the Auction/Divestiture Methodology shall have the opportunity to recover 100% of unmitigated stranded costs. The key components of the order are summarized below:

     Divestiture/Auction Methodology
     -------------------------------

  - Affected Utilities choosing divestiture through the auction method must file a divestiture plan for ACC approval no later than October 1, 1998. Divestiture must be completed by January 1, 2001.

  - The amount of stranded costs shall be the difference between the value of generation assets (generating plants, purchased power contracts, fuel contracts, and related regulatory assets) under traditional regulation and the market value of the assets after divestiture. The definition of stranded costs shall include reasonable costs incurred for premiums, penalties or other payments necessary to effect divestiture, income tax ramifications of divestiture, redemption costs associated with tax-exempt two-county debt which may have to be redeemed upon transfer of the assets, and other reasonable costs necessarily incurred to accomplish divestiture. Unmitigated stranded costs shall also include reasonable employee severance and retraining costs necessitated by electric competition.

  - An Affected Utility shall be permitted to collect 100% of its stranded costs, including a return on its unamortized balance over a ten-year period, with a true-up mechanism.

  - The ACC will work with the Affected Utility to provide sufficient assurances in order to avoid triggering write-offs related to the application of FAS 71.

  - An Affected Utility's generation affiliate may acquire the generation assets of its parent or sister company, or the generation assets of another Affected Utility in the auction if it establishes that it is the highest bidder and that the acquisition will not result in the entity having more than 40% of the state's total generation megawatts of capacity.

  - An Affected Utility that divests all its generation costs to non-affiliated entities, that results in negative stranded costs (not including regulatory assets), shall be entitled to keep 50% of the negative stranded costs.

  - All Affected Utilities' customers shall pay their appropriate share of stranded costs either through a Competitive Transition Charge (CTC) or a standard offer rate, collected over a maximum of ten years.

     Transition Revenues Methodology
     -------------------------------

  - The order states that "this option would be to provide sufficient revenues necessary to maintain financial integrity, such as avoiding default under currently existing financial instruments for a period of ten years, at the end of which time there would be no remaining stranded costs, or for the Commission to otherwise provide an allocation of stranded cost responsibilities and risks between ratepayers and shareholders as is determined to be in the public interest for a given Affected Utility."

      Each Affected Utility must file its choice of options for stranded cost recovery by August 21, 1998. In addition, the Affected Utility will need to file an implementation plan that would include the following items, if appropriate, for their option choice: the estimation of stranded costs separated out into regulatory assets and other generation related assets; a preliminary plan for auction/divestiture; the minimum financial ratios to maintain financial viability for ten years; the amount of regulatory assets requested, how much of those assets are generation related, and the Commission Decision Number that approved such assets; and other information as necessary.

     TEP will cease to account for its generation operations using FAS 71 at the time the ACC approves a cost recovery plan specific to TEP, including the specific amount of stranded costs that TEP can recover and a determination of a cost recovery method. The amount and method of recovery that the ACC approves for TEP will determine whether write-offs will be incurred at that time. The ACC is not expected to make a final determination of a stranded cost recovery plan for TEP until at least the fourth quarter of 1998. We are unable to predict the amount of write-offs, if any, that may be incurred at that time.

      State and Federal Legislative Initiatives on Retail Electric
      Competition

      A legislative study committee established by the Arizona Legislature issued a report on retail electric competition in December 1997. The report identified tax and other issues for the legislature to address. In January 1998, Arizona legislators introduced HB 2663 regarding the implementation of retail electric competition in Arizona. This bill was passed by the Arizona State Legislature and signed by the Governor in May 1998. The legislation requires the introduction of customer choice to 20% of each utility's retail load by December 31, 1998 and to all utility retail customers by December 31, 2000. This legislation only relates directly to public-power entities such as SRP; however, the bill encourages broader application of the legislation's principles by the ACC to the state's investor-owned utilities, including TEP, and cooperatives.

       We believe that certain matters in the ACC's current retail competition rules may require legislative changes, while others may require amendments to the Arizona state constitution. Additionally, federal legislators introduced several retail competition initiatives in Congress which, if passed, could modify or override the actions taken by the ACC or the Arizona Legislature. Congress is not expected to act on the legislation in 1998. We will continue to assess the likely impact on TEP of the ACC's retail competition rules, proposed legislation, and other potential market reforms. We are unable to predict the ultimate impact of increased retail competition on future results of our operations. See Accounting for the Effects of Regulation below for a discussion of the potential impact of increased competition on the Company's accounting policies.

   WHOLESALE

     TEP competes with other utilities, marketers and independent power producers in the sale of electric capacity and energy in the wholesale market. FERC generally does not permit TEP's prices for wholesale sales of capacity and energy to exceed rates determined on a cost of service basis. However, in the fall of 1997, FERC granted TEP a tariff to sell at market-based rates. In the current market, wholesale prices are substantially below total cost of service, but in all instances, we make wholesale sales at prices which exceed fuel and other variable costs. In addition, we expect competition to sell capacity to remain vigorous. Prices may remain depressed for at least the next several years due to increased competition and surplus capacity in the southwestern United States. Competition for the sale of capacity and energy is influenced by the following factors:

  -  availability of capacity in the southwestern United States,
  -  the availability and prices of natural gas and oil,
  -  spot energy prices, and
  -  transmission access.

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

     TEP, along with other transmission owners and users located in the southwestern United States, is investigating the feasibility of forming an ISO for the region. An ISO would be responsible for ensuring transmission reliability and nondiscriminatory access to the regional transmission grid. Over 50 participants have signed a Development Agreement and expect to complete the detailed developmental work by the end of 1998. The formation of an ISO would be subject to approval by the FERC and state regulatory authorities in the region. The financial aspects of forming an independent system operator, including the potential effects on TEP's future results of operations, will be examined as part of the development work.

SHARED SAVINGS PROPOSAL
------------------------

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

     The proposed $6.8 million rate reduction represents an equal sharing between TEP and its customers of $13.6 million of the cost savings. The SSP would allow TEP to use the remaining $7.2 million of cost savings to reduce (mitigate) potentially stranded costs by accelerating the amortization of Retail Excess Capacity Deferrals. Retail Excess Capacity Deferrals represent operating and capital costs associated with Springerville Unit 2 capacity which the ACC did not allow TEP to recover in rates until the 1994 and 1996 Rate Orders. These Retail Excess Capacity Deferrals totaled $86.3 million and $88.7 million at June 30, 1998 and December 31, 1997, respectively. These deferrals are only reflected in our regulatory calculations. The accompanying balance sheets do not include these deferrals as the costs were expensed when incurred for financial reporting purposes. The proposed $7.2 million (after-tax) increase in annual amortization expense for those excess capacity deferrals would decrease the amortization period from 20 years to 5.6 years as of December 1996. The proposed increase in amortization expense would be reflected in TEP's regulatory accounting records but would have no impact on the expenses included in the financial statements.

ACCOUNTING FOR THE EFFECTS OF REGULATION
----------------------------------------

     The ACC regulates TEP's utility business. TEP generally uses the same accounting policies and practices used by nonregulated companies for financial reporting under generally accepted accounting principles.
However, sometimes these principles, such as FAS 71, require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP's retail rates, the ACC may not currently allow TEP to charge its customers to recover certain expenses but, instead, require that these expenses be charged to customers in the future. In this situation, FAS 71 requires that TEP not show these expenses on its current income statements but "defer" these items and show them as "regulatory assets" on the balance sheet until TEP is allowed to charge its customers. TEP then amortizes these items to the income statement as charges are billed to customers. Similarly, certain items of revenue may be deferred as regulatory liabilities, which are also eventually amortized to the income statement.

     We have recorded regulatory assets and liabilities in our balance sheets in accordance with FAS 71. A regulated company must satisfy certain conditions to apply the accounting policies and practices of FAS 71. These conditions include:

  -   an independent regulator sets rates;
  - the regulator sets the rates to cover specific costs of delivering service; and
  - the service territory lacks competitive pressures to reduce rates below the rates set by the regulators.

We periodically assess whether we continue to meet these conditions. If we were required to stop applying FAS 71 to all or a portion of TEP's regulated utility operations, we would write off the related balances of TEP's regulatory assets and liabilities as a charge in our income statement. In that event, our earnings would be reduced by the net amount of regulatory assets and liabilities, after applicable deferred income taxes. Based on the balances of TEP's regulatory assets and liabilities at June 30, 1998, if we ceased to apply FAS 71 to all of TEP's regulated operations, we would record an extraordinary loss of approximately $152 million, net of the related deferred income tax benefit of $103 million. While our cash flows may be affected by regulatory orders and market conditions, our cash flows would not be affected if we ceased to apply FAS 71.

     If we cease to apply FAS 71, we would need to evaluate the likelihood that we could recover the cost of TEP's electric plant in the marketplace using the criteria in FAS 121. If undiscounted cash flows are less than the carrying value of those assets, then we would need to write-off as an expense a portion of those plant assets to reflect their current market value. We cannot predict if we would write-off any plant assets as a result of applying FAS 121.

     Legislative and other regulatory measures are being developed in various states to deregulate the electric generation business. The SEC and the EITF have been reviewing whether electric utilities should stop applying FAS 71 to the business transactions in states where deregulation is occurring. In general, the EITF consensus states that utilities must cease to account for the electric generation portion of their business under FAS 71 when a deregulation plan is in place and its terms are known. The EITF also concluded that utilities do not need to write off regulatory assets (including those related to generation) if the cash flow stream from regulated rates includes recovery of the regulatory assets. We are uncertain how the EITF consensus will impact TEP as deregulation activities develop in Arizona. In the future, we may need to stop applying FAS 71 to the electric generation portion of TEP's business, even if we believe that we will recover the full amount of our costs under the ACC competition phase-in plan. Approximately 55% of TEP's net regulatory assets on the balance sheet relate to electric generation.

     On June 22, 1998, the ACC adopted an order which outlines its policy for stranded cost recovery by Arizona utilities in a competitive energy market. On August 5, 1998, the ACC adopted amendments to the Retail Electric Competition Rules which, in part, provide a two-year phase-in schedule in which all retail customers will have access to competitive generation by January 1, 2001. See Competition, Retail for a discussion of the ACC order regarding stranded cost recovery and the ACC competition rules.

     TEP will cease to account for its generation operations using FAS 71 at the time the ACC approves a cost recovery plan specific to TEP, including the specific amount of stranded costs that TEP can recover and a cost recovery method. The amount and method of recovery that the ACC approves for TEP will determine whether write-offs will be incurred at that time. The ACC is not expected to approve a final stranded cost recovery plan for TEP until at least the fourth quarter of 1998. We are unable to predict the amount of write-offs, if any, that may be incurred at that time.

     In May 1998, the Arizona Legislature passed and the Governor signed a bill regarding retail electric competition in Arizona. See Competition, Retail for a discussion of legislative initiatives on retail competition.


INVESTMENTS IN ENERGY-RELATED AFFILIATES
----------------------------------------

      MEH Corporation (MEH), a wholly-owned subsidiary of UniSource Energy, owns 100% of the stock of four subsidiaries. We established these subsidiaries to pursue various unregulated energy-related investment opportunities:

  - Nations Energy Corporation (Nations Energy) develops independent power projects worldwide.

  - Millennium Energy Holdings, Inc. (Millennium) holds a 50% interest in New Energy Ventures, L.L.C. (NEV). NEV, a buyer's agent, provides electric load aggregation and advisory services to retail purchasers of electric energy. As of June 30, 1998, NEV had contracts to purchase energy for and sell energy to customers principally in California and New York with a combined electrical demand of more that 1,500 MW. NEV began serving its California customers on March 31, 1998 when the California retail electricity market opened to competition.

  - Advanced Energy Technologies, Inc. (AET) holds a 50% interest in Global Solar Energy, L.L.C. (Global Solar), a manufacturer of thin-film photovoltaic cells.

  - Southwest Energy Solutions, Inc. (SES) provides ancillary energy services to electric consumers. SES owns 100% of the stock of SWPP Investment Company (SWPP) and SWPP International, Ltd. (SWPPI), which hold ownership interests in businesses engaged in the manufacture and sale of concrete power poles.

      Our investments in the energy-related ventures described above (included in Investments and Other Property in UniSource Energy's consolidated balance sheet) comprise less than 1% of total assets.
However, the net loss related to these start-up operations totaled $5.6 million for the second quarter and $9.7 million for the first six months of 1998. This loss is included in the Other Income (Deductions) section on UniSource Energy's income statement. Almost all of MEH's losses in both the second quarter and first six months of 1998 occurred at NEV. The California electricity market was originally scheduled to open to competitors such as NEV on January 1, 1998. However, technical matters related to the California Independent System Operator and the California Power Exchange delayed the opening of the electricity market until March 31, 1998. Therefore, NEV could not make retail power sales in California in the first quarter. Start-up costs associated with expansion into additional regions of the country also contributed to the losses in the first half of 1998. Although the delays in establishment of the competitive market caused losses at NEV in the first six months, NEV expects losses to decline as more customers are added throughout the year.

      From September 1997, the inception of Millennium's ownership in NEV, through June 30, 1998, Millennium recorded approximately $23.8 million of NEV losses. The amount equals the total funds and commitments provided by Millennium and UniSource Energy to NEV. Accounting principles limit the amount of the loss to be recorded by Millennium to the total amount invested and committed by Millennium and UniSource Energy. Under its current obligations, NEV is expected to continue to incur losses and require additional funds to fulfill its obligations. Should Millennium or UniSource Energy provide additional funding to NEV, the amounts provided would need to be immediately expensed if NEV has incurred losses in excess of $23.8 million since September 1997. NEV is seeking sources other than Millennium and UniSource Energy to provide necessary funding. There can be no assurance that any such financing will be obtained.

      Depending on the nature of future investment opportunities, we expect to make additional investments in energy-related ventures. The ACC Holding Company Order requires that the capitalization (debt and equity) of the Company's affiliates other than TEP not exceed 30% of TEP's capitalization unless otherwise approved by the ACC.

DIVIDENDS ON COMMON STOCK
-------------------------

    UniSource Energy

      UniSource Energy's ability to pay dividends depends upon cash flow from TEP and MEH. As described below, TEP has called for the redemption of those First Mortgage Bonds which have covenants restricting the payment of dividends. TEP has not declared or paid a dividend on common stock since 1989. Until TEP is able to pay dividends to UniSource Energy, UniSource Energy will probably be unable to declare or pay dividends on its Common Stock.

    TEP

      On August 4, 1998, TEP called for the redemption on September 3, 1998 of the five outstanding issues of First Mortgage Bonds (aggregating $137 million in principal amount) which prevent TEP from paying dividends unless specific cash flow coverage and retained earnings tests are met. As of June 30, 1998, TEP met the cash flow coverage test, but did not meet the retained earnings test, which requires positive retained earnings. These covenants will apply until these First Mortgage Bonds have been redeemed. See Financing Developments, TEP First Mortgage Bonds, below.

      TEP's Credit Agreement allows TEP to pay dividends if it maintains compliance with the agreement and meets certain financial covenants, including a covenant that requires TEP to maintain a minimum level of net worth. As of June 30, 1998, the required minimum net worth was $169 million. TEP's actual net worth at June 30, 1998 was $223.7 million. See Financing Developments, TEP Credit Agreement, below. As of June 30, 1998, TEP is in compliance with the terms of the Credit Agreement.

      The ACC Holding Company Order states that TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings until TEP's equity ratio equals 37.5% of total capital (excluding capital lease obligations). As of June 30, 1998, TEP's equity ratio on that basis was 15.6%.

      In addition to these restrictive covenants, the Federal Power Act states that dividends shall not be paid out of funds properly included in the capital account. Although the terms of the Federal Power Act provisions are unclear, we believe that there is a reasonable basis to pay
dividends from current year earnings.   We are continuing to evaluate this
situation.

EARNINGS
--------

     UniSource Energy recorded net income of $1.1 million in the second quarter of 1998 compared with net income of $29.9 million in the second quarter of 1997. Net income per average share of Common Stock was $0.03 for the second quarter of 1998 compared with net income per average share of Common Stock of $0.93 for the second quarter of 1997. Net income would have been $10.4 million or $0.32 per share in the second quarter of 1997 if the recognition of tax benefits and other one-time adjustments had been excluded. The major reasons for the variance between the results for the second quarter of 1998 and the adjusted results for the second quarter of 1997 were:

  - higher losses from investments in unregulated energy-related businesses,
  -  lower retail sales due to mild weather conditions,
  -  lower non-cash regulatory revenues, and
  -  higher interest expense.

     For the first six months of 1998, the Company recorded a net loss of $6.0 million, compared with net income of $41.4 million for the first six months of 1997. The net loss per average share of Common Stock was $0.19 for the first six months of 1998 compared with net income per average share of Common Stock of $1.29 for the first six months of 1997. We would have recorded net income of $10.0 million or $0.31 per share in the first six months of 1997 excluding the recognition of tax benefits and other one-time adjustments. The major reasons for the variance between the results for the first half of 1998 and the adjusted results for the first half of 1997 were the same factors that impacted the second quarter as described above.

     TEP recorded net income of $8.1 million for the second quarter of 1998, compared with net income of $29.9 million in the second quarter of 1997. The second quarter earnings decrease was primarily attributable to lower tax benefit recognition, nonrecurring items, lower retail sales due to mild weather conditions, lower non-cash regulatory revenues and higher interest expense from refinancings. Earnings for the six-months ended June 30, 1998 were $6.5 million, compared with net income of $41.4 million for the same period in 1997. Earnings for the six-month period were affected by the same factors as discussed above for the second quarter.

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

  Utility Sales and Revenues

     Comparisons of TEP's kilowatt-hour sales and electric revenues are shown below:

                                                                                      Increase/(Decrease)
                                                                                      -------------------
Three Months Ended June 30                            1998             1997           Amount      Percent
--------------------------                            ----             ----           -----       -------
Electric kWh Sales (000):
      Retail Customers                            1,819,112         1,886,216         (67,104)     (3.6)%
      Sales for Resale                            1,036,756           749,074         287,682      38.4
                                                  ---------         ---------         -------
             Total                                2,855,868         2,635,290         220,578       8.4

Electric Revenues (000):
      Retail Customers                             $150,735          $159,249         $(8,514)     (5.3)%
      Amortization of MSR Option
             Gain Regulatory Liability                    0             3,092          (3,092)   (100.0)
      Sales for Resale                               28,951            20,629           8,322      40.3
                                                   --------          --------         -------
             Total                                 $179,686          $182,970         $(3,284)     (1.8)



                                                                                      Increase/(Decrease)
                                                                                      -------------------
Six Months Ended June 30                              1998             1997           Amount       Percent
------------------------                              ----             ----           -----        -------
Electric kWh Sales (000):
      Retail Customers                            3,609,421         3,508,657         100,764        2.9%
      Sales for Resale                            1,886,888         1,464,261         422,627       28.9
                                                  ---------         ---------         -------
             Total                                5,496,309         4,972,918         523,391       10.5

Electric Revenues (000):
      Retail Customers                             $288,884          $289,186           $(302)      (0.1)%
      Amortization of MSR Option
             Gain Regulatory Liability                    0             8,105          (8,105)    (100.0)
      Sales for Resale                               51,805            39,960          11,845       29.6
                                                   --------          --------          ------
             Total                                 $340,689          $337,251          $3,438        1.0

     TEP's kWh sales to retail customers decreased by 3.6% during the second quarter of 1998 compared with the second quarter of 1997. Although TEP experienced retail customer growth of 1.8%, moderate weather conditions in the quarter contributed to the decline in retail kWh sales. Based on cooling degree days, a commonly used measure in the electric industry that is calculated by subtracting 75 from the average of the high and low daily temperatures, the Tucson area registered a decrease of approximately 36% in cooling degree days for the second quarter of 1998 compared with the same period in 1997, and a decrease of approximately 41% in cooling degree days compared with the ten year average for the same period from 1988 to 1997. Cooling degree days for the second quarter of 1998 were 256, compared to 402 for the second quarter of 1997 and 435 for the ten-year average.

     For the first six months of 1998, kWh sales to retail customers were 2.9% higher than the same period in 1997. Although the weather was milder in the second quarter, which reduced retail electric usage, the weather in the first quarter was cooler than in 1997, which increased the electric heating load for that quarter. KWh sales to the Company's mining customers also increased for the six-month period of 1998 due to contract amendments that went into effect in mid-1997.

     Revenues from sales to retail customers decreased by 5.3% in the second quarter of 1998 compared to the same period in 1997 because of the lower kWh sales. This decrease in retail revenues is slightly larger than the decrease in kWh sales as a result of new long-term contracts with large commercial, industrial and mining customers. These contracts went into effect after the first quarter of 1997 and have lower rates than the prior contracts. Retail revenues for the six-month period of 1998 were relatively flat, with the increase in kWh sales noted above offset by the impacts of lower rates under long-term contracts to large customers.

     The lower retail demand in the second quarter allowed TEP to increase its wholesale sales activity. Our kWh sales for resale increased by 38.4% and the related revenues grew by 40.3% in the second quarter of 1998 relative to the same period in 1997. For the six months ending June 30, 1998, sales for resale were up 28.9% and wholesale revenues increased 29.6% compared to the same period in 1997.

     Retail electric sales rebounded in late June and in July 1998, as a result of higher summer temperatures and increased humidity in TEP's retail service territory. On July 16, 1998, TEP set a record for retail electricity sold in a 24-hour period, distributing 33,959 megawatt-hours to its retail customers, a 7.0% increase over the previous record set in 1997. In addition, on July 16, 1998, TEP experienced a new record peak demand of 1,786 MW, an increase of 7.7% over the previous record of 1,659 MW set on August 10, 1997.

     TEP's non-cash revenue from the Amortization of the MSR Option Gain Regulatory Liability was $3.1 million lower in the second quarter and $8.1 million lower in the first half of 1998 compared to the same periods in 1997. This regulatory liability was fully amortized in May 1997. If we exclude the revenue from the MSR Option Gain amortization, total operating revenues were unchanged in the second quarter and 3.5% higher in the first half of 1998 than the same periods in 1997.

  Operating Expenses

     Fuel and Purchased Power expense increased by 10% in the second quarter and 8% in the first half of 1998 compared with the same period in 1997 because of the increased purchased power to support the higher
wholesale sales we discussed above.     If we exclude the growth in Fuel
and Purchased Power expense, other operating expenses decreased in total by 5% in the second quarter and by 2% in the first half of 1998 over the same periods in 1997.

     Maintenance and Repairs expense was lower in both the second quarter and first half of 1998 than in the same periods of 1997. Maintenance expense was higher for those periods in 1997 due to scheduled maintenance work at the Springerville station.

 Other Income (Deductions)

     UniSource Energy and TEP recognized $15 million of NOL benefit in the second quarter of 1997 and none in 1998. This reduced benefit recognition, offset by lower tax expense resulting from decreased income, caused the second quarter 1998 income tax benefits included in Other Income (Deductions) to decrease by $4.7 million and $9.3 million for UniSource Energy and TEP, respectively, from the second quarter of 1997.

     Compared with the first six months of 1997, 1998 income tax benefits included in Other Income (Deductions) decreased by $17.0 million and $25.4 million for UniSource Energy and TEP, respectively. These changes are mainly due to lower recognition of Net Operating Loss (NOL) benefits offset by greater tax benefits as a result of lower income. UniSource Energy and TEP recognized $29.3 million of NOL benefit in the first six months of 1997 and none in 1998.

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

     A Reversal of Loss Provision of $10.2 million was recorded in the second quarter of 1997. The Reversal of Loss Provision relates to the dissolution of a subsidiary which formed part of TEP's former investment operations.

     Other Income for TEP includes interest income on the promissory note it received from the Company in exchange for the transfer of its stock in MEH. See Note 3 of Notes to the Condensed Consolidated Financial Statement--Transfer of MEH from TEP to UniSource Energy. TEP recorded interest income of $2.3 million in the second quarter and $4.6 million in the first half of 1998 from this note. On the Consolidated Statement of Income for the Company, this income is eliminated as an inter-company transaction.

     The unregulated energy subsidiaries owned by MEH reported a net loss of $5.6 million for the second quarter and $9.7 million for the first half of 1998, compared with net income of $0.5 million in the second quarter and a net loss of $0.4 million for the first half of 1997. The delayed implementation of California's competitive electricity market until March 31, 1998, expansion into additional regions of the country, and other subsidiary development activities affected the financial results for these businesses. See Investments in Energy-Related Affiliates.

  Interest Expense

     Interest expense increased by $3.4 million in the second quarter and by $7.6 million of the first six months of 1998 relative to the same periods in 1997. Higher letter of credit fees for TEP's new Credit Agreement, as well as higher interest rates from the refinancing of certain variable rate debt obligations with fixed rate debt obligations accounted for the increase. (See Financing Developments, TEP Sale of Bonds, below). These refinancings benefit TEP by extending debt maturities and reducing the risk from changes in variable interest rates.

 EVENTS AFFECTING FUTURE RESULTS OF UTILITY OPERATIONS

  TEP Generating Resources

     On May 1, 1998, the lease on three internal combustion turbine generating units having a combined generating capacity of 96 MW ended. TEP is in the process of evaluating the need for this type of peaking generation resource in the near term. Firm capacity purchases needed to replace the expired leased capacity are not expected to have a material negative impact on UniSource Energy or TEP financial results.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  CASH FLOWS

     UniSource Energy

     Cash and cash equivalents increased by $43.9 million, or 50% during the twelve months ended June 30, 1998. The June 30, 1998 ending balance was $132.1 million compared with the June 30, 1997 ending balance of $88.2 million. For the twelve-month period ended June 30, 1998, net cash flows from operating activities exceeded the cash needed for investing and financing activities.

     Net cash flows from operating activities increased in aggregate by $27.5 million in the first six months of 1998 compared with the same period in 1997. This increase was mainly due to the payment of $30 million in contract termination fees to the Springerville coal supplier in the first half of 1997 compared to $10.0 million paid to the coal supplier in the first half of 1998 (see Note 6 of Notes to Condensed Consolidated Financial Statements--Rate Matters). In addition to the contract termination fees, we received $11.3 million in June 1998 from the sale of emission allowances.

     Total net cash outflows from investing activities increased by $12.5 million during the first half of 1998 compared with the same period in 1997. An $8.9 million increase in Investments in Joint Ventures and a $4.4 million increase in Construction Expenditures were the primary reasons for this change.

     Total net cash outflows from financing activities decreased by $13.0 million in the first half of 1998 compared with the same period in 1997. Net retirements of long-term debt and capital lease obligations were greater in the first half of 1997, primarily due to the repayment of the $31 million balance outstanding on TEP's Renewable Term Loan.

     Our consolidated cash balance, including cash equivalents, at August 7, 1998 was approximately $132 million. Of this amount, $102 million was held by TEP and its wholly-owned subsidiaries. These amounts exclude the proceeds from the sale of TEP's First Collateral Trust Bonds on August 4, 1998, which will be used for the redemption of five series of First Mortgage Bonds on September 3, 1998 (see Financing Developments, TEP First Mortgage Bonds, below). We invest cash balances in high-grade money market securities with an emphasis on preserving the principal amounts invested.

     During 1998 and beyond, our sources of cash will be primarily dividends from TEP (when allowed) and proceeds from sales of securities. Potential cash needs may include funds for subsidiaries, funds to meet debt obligations and funds to pay dividends to shareholders. See Dividends on Common Stock and Financing Developments, UniSource Energy for details on these sources and uses of funds.

     TEP

     Cash and cash equivalents increased by $15.0 million, or 17%, from the June 30, 1997 ending balance of $88.2 million to the June 30, 1998 ending
balance of $103.2 million.    TEP expects to generate enough cash flow
during 1998 to fund continuing operating activities and construction expenditures. Actual cash flows may vary from projections if there are changes in wholesale revenues, changes in short-term interest rates or other factors. If cash flows were to fall short of our expectations, TEP would use existing cash balances and, if necessary, borrow from the Revolving Credit Facility. At August 7, 1998, there was no outstanding balance due under the Revolving Credit Facility.

  FINANCING DEVELOPMENTS

    TEP Sale of Bonds

     On March 17, 1998, the Apache County, Arizona Industrial Development
Authority issued $200 million of new bonds for the benefit of TEP.   The
proceeds were used on May 15, 1998 to redeem the 1981 Series A Apache County Pollution Control Revenue Bonds due 2020 ($100 million) and the 1981 Series B Apache County Pollution Control Revenue Bonds due 2021 ($100 million). The new bonds, which are unsecured, were issued in three series:
Series A Pollution Control Revenue Bonds ($83.7 million) bears interest at 5.85% and matures in 2028; Series B Pollution Control Revenue Bonds ($99.8 million) bears interest at 5.875% and matures in 2033; and Series C Industrial Development Revenue Bonds ($16.5 million) bears interest at 5.85% and matures in 2026.

     The 1981 Series A Apache Bonds were supported by a letter of credit. This LOC was collateralized by Second Mortgage Bonds under the terms of TEP's Credit Agreement. When TEP redeemed these bonds, the Letter of Credit Facility decreased from $444 million to $341 million and the Second Mortgage Bonds collateralizing those LOCs decreased by $103 million. The 1981 Series B Apache Bonds were supported by a letter of credit outside of the Credit Agreement. This LOC was collateralized by First Mortgage Bonds. When TEP redeemed these bonds, it eliminated the supporting LOC and retired $103 million of First Mortgage Bonds collateralizing the LOC.

    TEP Credit Agreement

     As of June 30, 1998 and as of August 7, 1998, TEP had no borrowings outstanding under its $100 million Revolving Credit Facility.

     As described above in TEP Sale of Bonds, after TEP redeemed the 1981 Series A Apache County Pollution Control Revenue Bonds on May 15, 1998, the amount of its Letter of Credit Facility decreased to $341 million and the amount of its total facilities under the Credit Agreement, which includes the Revolving Credit Facility discussed above, decreased to $441 million.

     TEP is required by its Credit Agreement to maintain certain financial covenants including (a) a minimum Consolidated Tangible Net Worth equal to the sum of $133 million plus 40% of cumulative Consolidated Net Income since January 1, 1997, (b) a minimum Cash Coverage Ratio ranging from 1.30 in 1998 and gradually increasing to 1.55 in 2002, and (c) a maximum Leverage Ratio ranging from 7.00 in 1998 and gradually decreasing to 6.20 in 2002. For the quarter ended June 30, 1998, TEP was in compliance with each of these covenants.

    TEP First Mortgage Bonds

     In 1997 the ACC granted authority to TEP to refinance up to $184 million of its First Mortgage Bonds scheduled to mature between 1999 and 2003, as well as any redemption premiums, by issuing new debt and/or equity securities. As described below, TEP plans to complete these transactions by the end of the third quarter 1998. TEP's objective is to extend maturities and eliminate certain restrictive covenants contained in the existing First Mortgage Bonds.

     On May 15, 1998, TEP exchanged $46.9 million of its existing 12.22% First Mortgage Bonds due 2000 for an identical amount of new 12.22% Exchange Series First Mortgage Bonds due 2000. With the exception of the elimination of a covenant restricting the payment of dividends, the new bonds have substantially the same terms and conditions as the existing bonds.

     On August 4, 1998, TEP issued $140 million of First Collateral Trust Bonds, Series A, and will use the proceeds on September 3, 1998 to redeem all of its First Mortgage Bonds due in 1999, 2001, 2002, and 2003, as well as the $31.9 million of 12.22% First Mortgage Bonds due 2000 not tendered for exchange as described above. The bonds to be redeemed bear interest at rates ranging from 7.55% to 12.22%. When TEP redeems the bonds as described above, TEP will have eliminated covenants that currently prohibit it from paying common stock dividends so long as it has an accumulated earnings deficit (see Dividends on Common Stock). The First Collateral Trust Bonds, Series A bear interest at 7.50% and mature in 2008. The First Collateral Trust Bonds are not secured by a direct mortgage or other lien on property of TEP, but instead are collateralized by an equal aggregate principal amount of bonds issued under TEP's General First Mortgage and held by the trustee. If and when the bonds collateralizing the First Collateral Trust bonds constitute all bonds outstanding under TEP's General First Mortgage, the bonds issued under the General First Mortgage may be surrendered and substituted with an equal amount of bonds issued under the General Second Mortgage. If and when the bonds collateralizing the First Collateral Trust bonds constitute all bonds outstanding under the General Second Mortgage, the bonds may be surrendered and the First Collateral Trust Bonds, Series A will become unsecured obligations of TEP.

    UniSource Energy--Loans and Guarantees

     In December 1997, Millennium committed to provide NEV with $20 million of funding. At July 31, 1998, NEV had received the following under the $20 million commitment:

  -  Millennium provided $10 million in loans to NEV.
  -  Millennium provided $4 million for NEV preferred equity.
  - UniSource Energy issued guarantees in the aggregate amount of $5.5 million to secure the obligations of NEV to counterparties to energy purchase and sale agreements.

As a result of these loans and guarantees, the remaining commitment amount available was $0.5 million at July 31, 1998.

     UniSource Energy is the guarantor of $32.8 million of performance bonds that secure the amounts NEV California owes to the California utility distribution companies (UDCs) for services provided by the UDCs in connection with NEV California's sales in the California retail electric market. NEV California bills its customers for these UDC charges.

     In August 1998, UniSource Energy agreed to guarantee a $10 million loan that NEV obtained from an unrelated party. The debt underlying the guarantee is not due until 1999.


IMPACT OF YEAR 2000 ON COMPUTER SYSTEMS AND APPLICATIONS
--------------------------------------------------------

      The Company continues to review, test and make modifications to its computer systems and applications in an effort to ensure that its generation, transmission and distribution facilities will provide uninterrupted service and that year 2000 transactions can be processed. The Company's year 2000 program commenced in 1996.

      We have completed an inventory and assessment for each of our critical enterprise information systems. The remediation of these systems began in 1996 and is expected to be completed by the end of 1998, including testing and implementation.

      We are reviewing the control and embedded systems of TEP's utility plant (including the units that TEP owns part of but does not operate), as well as whether major vendors are addressing the problem. We anticipate the inventory and assessment stages of the control and embedded systems program to be substantially completed in the third quarter of 1998. We expect remediation efforts to begin in the third quarter of 1998 and to be substantially completed by the end of the second quarter of 1999.
The Company intends to begin contingency planning to attempt to address the possibility that not all remediation efforts will succeed.

      The Company has also identified the major vendors from whom we purchase products or services. We are contacting those vendors to determine their plans to correct any problems they may face with year 2000 compliance and investigate any potential impact on TEP. TEP and other electric service providers in the WSCC are evaluating potential year 2000 risks resulting from interconnected electric and informational systems. Such interconnected systems are critical to the reliability and integrity of each interconnected electric service provider. It is possible that the failure of one such interconnected provider to achieve year 2000 compliance could disrupt the provision of electric services by others. TEP and other providers in the WSCC are working together in an effort to avoid such disruptions.

      From 1996 through June 30, 1998, year 2000 project costs of approximately $600,000 have been incurred, all of which were expensed. A budget of $1.35 million has been established for year 2000 project costs. All 2000 remediation costs will be expensed as incurred.

      At this time we believe that all identified modifications to systems which the Company operates will be made within the required time frames. Notwithstanding the Company's efforts, there can be no assurance that all year 2000 problems with systems the Company operates will be identified and remediated in a timely fashion. Although the Company believes that, as a result of its year 2000 program, any problems arising from the failure to achieve year 2000 compliance will be minor, it is possible that non-compliance could disrupt the generation, transmission or distribution of electric energy. We cannot assure the year 2000 compliance status of
systems or parties that the Company does not control.   We cannot assess
the effect on the Company of non-compliance by systems or parties that the Company does not control.

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




                        PART II - OTHER INFORMATION

ITEM 1. -- LEGAL PROCEEDINGS
-----------------------------------------------------------------------------

TAX ASSESSMENTS

     See Note 2 of Notes to Condensed Consolidated Financial Statements, Tax Assessments.

ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------------------------

     The Company conducted its Annual Meeting of Shareholders on May 8, 1998. At that meeting, the shareholders of the Company elected members of the Board of Directors.

     The total votes were as follows:

                                                     Against                                     Broker
(i)Election of Directors         For               or Withheld            Abstain              Non-Votes
------------------------         ---                ----------            -------              ---------

  Charles E. Bayless          29,532,611              470,128                 --                    --
  Larry W. Bickle             29,553,180              449,559                 --                    --
  Elizabeth T. Bilby          29,539,126              463,613                 --                    --
  Harold W. Burlingame        29,555,633              447,106                 --                    --
  Jose L. Canchola            29,524,772              477,967                 --                    --
  John L. Carter              29,579,686              423,053                 --                    --
  John A. Jeter               29,543,949              458,790                 --                    --
  R. B. O'Rielly              29,514,936              487,803                 --                    --
  Martha R. Seger             29,547,476              455,263                 --                    --
  H. Wilson Sundt             29,541,023              461,716                 --                    --

ITEM 5. - OTHER INFORMATION
-----------------------------------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     UniSource Energy

     Daniel W. L. Fessler was elected to the Board of Directors effective May 8, 1998. Mr. Fessler, 56, was the President of the California Public Utilities Commission from 1991 to 1996, and is a partner in the law firm of LeBoeuf, Lamb, Greene & MacRae, L.L.P., in San Francisco, CA.

     James S. Pignatelli was elected Chairman, President and Chief Executive Officer of the Company effective July 6, 1998, replacing Charles
E. Bayless, who accepted the positions of Chairman, President and CEO of Illinova Corporation, in Decatur, IL. Mr. Pignatelli had been Senior Vice President and Chief Operating Officer of TEP since 1996. He was named UniSource Energy Senior Vice President and Chief Operating Officer upon formation of UniSource Energy as TEP's holding company. In 1998, he was named TEP Executive Vice President and was elected to TEP's Board of Directors.

     Ira R. Adler was named Executive Vice President and elected to the Company's Board of Directors effective July 6, 1998. Mr. Adler had been Senior Vice President and Chief Financial Officer of TEP since 1990. He was named UniSource Energy Senior Vice President and Chief Financial Officer upon formation of UniSource Energy as TEP's holding company. In 1998, he was named TEP Executive Vice President and was elected to TEP's Board of Directors.

     TEP

     James S. Pignatelli was elected Chairman, President and Chief Executive Officer of TEP effective July 6, 1998, replacing Charles E. Bayless.

     George W. Miraben was named Executive Vice President and elected to TEP's Board of Directors effective July 6, 1998. Mr. Miraben has been Senior Vice President of Policy and Human Resources since 1996.

     The Board of Directors of TEP consists of Mr. Pignatelli, Mr. Adler, Mr. Miraben, and the following members (who are also members of the UniSource Energy Board of Directors): Elizabeth T. Bilby, Harold W. Burlingame, John L. Carter, John A. Jeter, and Martha R. Seger.

SHAREHOLDER PROPOSAL DEADLINE FOR 1999 ANNUAL MEETING

     Rule 14a-4 of the Securities and Exchange Commission's proxy rules allows the Company to use discretionary voting authority to vote on a matter coming before an annual meeting of the shareholders which are not included in the Company's proxy statement, if the Company does not have notice of the matter at least 45 days before the date on which the Company first mailed its proxy materials for the prior year's annual meeting of the shareholders. In addition, discretionary voting authority may generally also be used if the Company receives timely notice of such matter (as described in the preceding sentence) and if, in the proxy statement, the Company describes the nature of such matter and how the Company intends to exercise its discretion to vote on such matter. Accordingly, for the 1999 Annual Meeting of the Company, any such notice must be submitted to the Secretary of the Company on or before February 13, 1999.

     This requirement is separate and apart from the Securities and Exchange Commission's requirements that a shareholder must meet in order to have a shareholder proposal included in the Company's proxy statement. Shareholder proposals intended to be presented at the 1999 Annual Meeting of the Company must be received by the Company no later than December 2, 1998 in order to be eligible for inclusion in the Company's proxy statement and the form of proxy relating to that meeting.

ADDITIONAL FINANCIAL DATA

The following table reflects the ratio of earnings to fixed charges for
TEP:

                                          12 Months Ended
                                          ---------------
                                    June 30,         December 31,
                                      1998               1997
                                      ----               ----
Ratio of Earnings to Fixed            1.32               1.39
Charges



ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------------------------------------------

(a)  Exhibits.

     -- See Exhibit Index.

(b)   Reports on Form 8-K.

     -- Dated June 26, 1998, reporting on the ACC order regarding stranded cost recovery and certain changes in Executive Officers and Directors of the Registrants.

     -- Dated July 16, 1998, reporting on the Proposed Revisions of the
          Retail Electric Competition Rules before the ACC.

     -- Dated July 22, 1998 reporting on the Earnings for the Second
          Quarter 1998 of the Registrants.


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


                                    UNISOURCE ENERGY CORPORATION
                                   -----------------------------
                                             (Registrant)


Date:  August 13, 1998                         Ira R. Adler
                                     -------------------------------
                                               Ira R. Adler
                                  Executive Vice President and Principal
                                             Financial Officer



                                      TUCSON ELECTRIC POWER COMPANY
                                      ------------------------------
                                             (Registrant)


Date:  August 13, 1998                         Ira R. Adler
                                      -------------------------------
                                               Ira R. Adler
                                   Executive Vice President and Principal
                                             Financial Officer




                               EXHIBIT INDEX

      4(a)- Thirty-third Supplemental Indenture, dated as of May 1,
            1998.
      4(b)- Thirty-fourth Supplemental Indenture dated as of August 1,
            1998.
      4(c)- Supplemental Indenture No. 3 creating a series of bonds designated Second Mortgage Bonds, Collateral Series, dated as of
            August 1,1998.
      4(d)- Indenture of Trust, dated as of August 1, 1998, between TEP and the Bank of Montreal Trust Company.
     11 -   Statement re computation of per share earnings - UniSource
            Energy.
     12 -   Computation of Ratio of Earnings to Fixed Charges - TEP.
     15(a)- Letter regarding unaudited interim financial information
            (PricewaterhouseCoopers LLP).
     15(b)- Letter regarding unaudited interim financial information
            (Deloitte &Touche LLP).
     27(a)- Financial Data Schedule - UniSource Energy.
     27(b)- Financial Data Schedule - TEP.