Form 10-Q
period 1998-09-30
UNISOURCE ENERGY CORP; TUCSON ELECTRIC POWER CO
filed 1998-11-13
CIK 941138, 100122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

            (Mark One)
               [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                     For The Quarterly Period Ended September 30, 1998

                                       OR

               [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from          to          .
                                           ---------   --------


Commission       Registrant; State of Incorporation;      IRS Employer
File Number      Address; and Telephone Number            Identification Number
-----------      -----------------------------            ---------------------
1-13739          UNISOURCE ENERGY CORPORATION             86-0786732
                 (An Arizona Corporation)
                 220 West Sixth Street
                 Tucson, AZ  85701
                 (520) 571-4000
1-5924           TUCSON ELECTRIC POWER COMPANY            86-0062700
                 (An Arizona Corporation)
                 220 West Sixth Street
                 Tucson, AZ  85701
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

     At November 6, 1998, 32,246,455 shares of UniSource Energy Corporation's Common Stock, no par value (the only class of Common Stock), were outstanding.

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

                         PART I - FINANCIAL INFORMATION

Item 1.  -- Financial Statements
     UniSource Energy Corporation
         Comparative Condensed Consolidated Statements of Income .............3
         Comparative Condensed Consolidated Statements of Cash Flows..........4
         Comparative Condensed Consolidated Balance Sheets....................5
     Tucson Electric Power Company
         Comparative Condensed Consolidated Statements of Income..............6
         Comparative Condensed Consolidated Statements of Cash Flows..........7
         Comparative Condensed Consolidated Balance Sheets....................8
     Notes to Condensed Consolidated Financial Statements
     Note 1.    Accounting for the Effects of Regulation......................9
     Note 2.    Tax Assessments..............................................12
     Note 3.    Transfer of MEH from TEP to UniSource Energy.................12
     Note 4.    Investments in Energy Related Affiliates.....................13
     Note 5.    Long-Term Debt...............................................14
     Note 6.    Warrant Exchange.............................................14
     Note 7.    Rate Matters.................................................15
     Note 8.    Income Taxes.................................................15
     Note 9.    Change in Method of Estimating Unbilled Revenues.............16
     Note 10.   New Accounting Standard......................................16
     Note 11.   Reclassifications............................................17
     Note 12.   Review by Independent Public Accountants.....................17

Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations
     Overview................................................................18
     Competition
         Retail..............................................................19
         Wholesale...........................................................23
     TEP Rate Settlement Agreement...........................................24
     Accounting for the Effects of Regulation................................24
     Investments in Energy Related Affiliates................................25
     Dividends on Common Stock
         UniSource Energy....................................................26
         TEP.................................................................26
     Earnings................................................................26
     Results of Operations...................................................27
          Utility Sales and Revenues.........................................27
          Operating Expenses........................................... .....28
          Other Income (Deductions)..........................................28
          Interest Expense......................................... .........29
       Events Affecting Future Results of Utility Operations
           TEP Generating Resources..........................................29
     Liquidity and Capital Resources
       Cash Flows
           UniSource Energy..................................................29
           TEP...............................................................30
       Financing Developments
         Warrant Exchange Offer..............................................30
         Direct Stock Purchase Plan............. ............................30
         TEP First Mortgage Bonds............................................31
         TEP Sale of Pollution Control Bonds.................................31
         TEP Credit Agreement................................................31
         UniSource Energy--Loans and Guarantees..............................32
     Impact of Year 2000 on Computer Systems and Applications................32
     Safe Harbor for Forward-Looking Statements..............................34

                          PART II - OTHER INFORMATION

Item 1. -- Legal Proceedings
     Tax Assessments.........................................................35
Item 5. - Other Information
     Investments in Energy-Related Affiliates................................35
     Additional Financial Data...............................................36
Item 6.  -- Exhibits and Reports on Form 8-K.................................36
Signature Page...............................................................37
Exhibit Index................................................................38

                                  DEFINITIONS

The abbreviations and acronyms used in the 1998 Third Quarter Form 10-Q are defined below:
-------------------------------------------------------------------------------

ACC...............   Arizona Corporation Commission.
ACC Staff.........   Staff of the Arizona Corporation Commission.
ADOR..............   Arizona Department of Revenue.
AET...............   Advanced Energy Technologies, Inc., a wholly-owned
                      subsidiary of MEH Corporation.
Affected Utilities   Electric utilities regulated by the ACC, including TEP,
                      Arizona Public Service, Citizens Utilities Company, and
                      several electric cooperatives.
APS...............   Arizona Public Service Company.
Banks.............   The financial institutions party to the Credit Agreement
                      dated as of December 30, 1997.
Common Stock......   The Company's common stock, without par value.
Company or UniSource
 Energy...........   UniSource Energy Corporation.
Credit Agreement..   Credit Agreement between TEP and the Banks, dated as of
                      December 30, 1997.
EITF..............   Emerging Issues Task Force of the Financial Accounting
                      Standards Board.
FAS 71............   Statement of Financial Accounting Standards #71:
                      Accounting for the Effects of Certain Types of
                      Regulation.
FAS 101...........   Statement of Financial Accounting Standards #101:
                      Regulated Enterprises - Accounting for the
                      Discontinuation of Application of FAS 71.
FAS 121...........   Statement of Financial Accounting Standards #121:
                      Accounting for the Impairment of Long-Lived Assets and
                      for Long-Lived Assets to be Disposed Of.
FERC..............   Federal Energy Regulatory Commission.
First Collateral
 Trust Bonds......   Bonds issued under the First Collateral Trust
                      Indenture.
First Collateral
 Trust Indenture..   The Indenture, dated as of August 1,
                      1998, of Tucson Electric Power Company to Bank of
                      Montreal Trust Company of the City of New York, as
                      trustee.
First Mortgage Bonds  First mortgage bonds issued under the General First
                      Mortgage.
General First
 Mortgage.........   The Indenture, dated as of April 1, 1941, of Tucson
                      Gas, Electric Light and Power Company to The Chase
                      National Bank of the City of New York, as trustee, as
                      supplemented and amended.
General Second
 Mortgage.........   The Indenture, dated as of December 1, 1992, of
                      Tucson Electric Power Company to Bank of Montreal Trust
                      Company of the City of New York, as trustee, as
                      supplemented.
Global Solar......   Global Solar Energy, L.L.C., a corporation in which a 50%
                      interest is owned by AET.
Holding Company
 Order............   ACC Order issued November 25, 1997 granting TEP the
                      authority to organize a public utility holding company.
IDBs..............   Industrial development revenue or pollution control bonds.
IRS...............   Internal Revenue Service.
Irvington.........   Irvington Generating Station.
Irvington Lease...   The leveraged lease arrangement relating to Irvington Unit
                      4.
ISO...............   Independent System Operator.
ITC...............   Investment Tax Credit.
kWh...............   Kilowatt-hour(s).
LOC...............   Letter of Credit.
MEH...............   MEH Corporation, a wholly-owned subsidiary of UniSource
                      Energy.
Millennium........   Millennium Energy Holdings, Inc., a wholly-owned
                      subsidiary of MEH.
MRA...............   Master restructuring agreement between TEP and certain
                      banks which included the Renewable Term Loan, Revolving
                      Credit and certain replacement reimbursement agreements,
                      which was terminated on December 30, 1997.
MSR...............   Modesto, Santa Clara and Redding Public Power Agency.
MW................   Megawatt(s).
Nations Energy....   Nations Energy Corporation, a wholly-owned subsidiary of
					  MEH.
NEV...............   New Energy Ventures, Inc., a company in which a 50%
                      interest is owned by Millennium.
NEV Technologies..   NEV Technologies, L.L.C., a majority owned subsidiary of
                      NEV.
1994 Rate Order...   ACC Rate Order concerning an increase in TEP's retail base rates and certain regulatory write-offs, issued January
                      11, 1994.
1996 Rate Order...   ACC Rate Order concerning an increase in
                      TEP's retail base rates and the recovery of Springerville
                      Unit 2 costs, issued March 29, 1996.
NOL...............   Net Operating Loss carryforward for income tax purposes.
Rate Settlement...   TEP's rate settlement agreement approved by the ACC in
                      August 1998, which provides retail base price decreases
                      over a two year period.
Renewable Term Loan   Credit facility under the MRA, which was terminated
                       December 30, 1997.
Revolving Credit..   $100 million revolving credit facility entered into under
                      the Credit Agreement between a syndicate of certain of
                      the Banks and TEP.
SCR Agreement.....   Settlement Agreement dated November 4, 1998 between TEP
                      and the ACC Staff, regarding the divestiture of
                      generating assets and stranded cost recovery.
SEC...............   Securities and Exchange Commission.
Second Mortgage
 Bonds............   TEP's second mortgage bonds issued under the General
                      Second Mortgage.
SES...............   Southwest Energy Solutions, Inc., a wholly-owned
                      subsidiary of MEH.
Shareholders......   Holders of UniSource Energy Common Stock.
Springerville.....   Springerville Generating Station.
Springerville Coal
 Handling Facilities
 Leases...........   Leveraged lease arrangements relating to the coal
                      handling facilities serving Springerville.
Springerville Common
 Facilities.......   Facilities at Springerville used in common
                      with Springerville Unit 1 and Springerville Unit 2.
Springerville Common
 Facilities Leases   Leveraged lease arrangements relating to an undivided one-
                      half interest in certain Springerville Common Facilities.
Springerville Unit
 1 Leases.........   Leveraged lease arrangements relating to
                      Springerville Unit 1, and an undivided one-half interest
                      in certain Springerville Common Facilities and which has
                      been assumed by TEP.
SRP...............   Salt River Project Agricultural Improvement and Power
                      District.
Standard Offer....   Bundled service offered to all consumers in a designated
                      service territory at regulated rates.
SWPP..............   SWPP Investment Company, a wholly-owned subsidiary of SES.
SWPPI.............   SWPP International, a wholly-owned subsidiary of SES.
TEP...............   Tucson Electric Power Company, the principal subsidiary of
                      UniSource Energy.
UniSource Energy..   UniSource Energy Corporation.
Valencia..........   Valencia Energy Company, previously a wholly owned
                      subsidiary of TEP, merged into TEP on May 31, 1996.
VSP...............   Voluntary Severance Plan offered to TEP employees and
                      implemented in May 1996.
WSCC..............   Western Systems Coordinating Council.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of UniSource Energy Corporation and to the Board of Directors of Tucson Electric Power Company

We have reviewed the accompanying condensed consolidated balance sheet and the related condensed consolidated statements of income and of cash flows of UniSource Energy Corporation and its subsidiaries (the Company) and of Tucson Electric Power Company and its subsidiaries (TEP) as of and for the three-month and nine-month periods ended September 30, 1998. This financial information is the responsibility of the Company's and TEP's management. The financial statements as of September 30, 1997 were reviewed by other independent accountants whose report dated February 23,1998 stated that they were not aware of any material modifications that should be made to such financial information for it to be in conformity with generally accepted accounting principles.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information as of and for the three-month and nine-month periods ended September 30, 1998 for it to be in conformity with generally accepted accounting principles.

As discussed in Note 9 to the condensed consolidated financial statements, TEP changed its method of estimating unbilled revenue during the three months ended September 30, 1998.

The financial statements of the Company and of TEP for the year ended December 31, 1997 were audited by other independent accountants whose report dated February 23, 1998 expressed an unqualified opinion on those statements.



PricewaterhouseCoopers LLP
Phoenix, Arizona
November 6, 1998

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


UniSource Energy Corporation and its Stockholders
Tucson Electric Power Company
220 West Sixth Street
Tucson, Arizona 85701

We have reviewed the condensed consolidated statements of income of UniSource Energy Corporation and its subsidiaries (the Company) and Tucson Electric Power Company (TEP) for the three-month and nine-month periods ended September 30, 1997 and cash flows for the nine-month period ended September 30, 1997. These financial statements are the responsibility of the Company's and TEP's management.

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

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                          September 30,
                                                         1998       1997
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $196,398    $201,566
 Amortization of MSR Option Gain Regulatory Liability        -           -
 Sales for Resale                                       56,831      29,523
                                                      ---------   ---------
    Total Operating Revenues                           253,229     231,089
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                               94,705      66,243
 Capital Lease Expense                                  25,469      25,786
 Amortization of Springerville Unit 1 Allowance         (7,631)     (7,009)
 Other Operations                                       24,980      28,402
 Maintenance and Repairs                                 8,172       8,284
 Depreciation and Amortization                          22,033      21,598
 Taxes Other Than Income Taxes                          12,594      12,517
 Income Taxes                                           18,297      19,158
                                                      ---------   ---------
    Total Operating Expenses                           198,619     174,979
                                                      ---------   ---------
      Operating Income                                  54,610      56,110
                                                      ---------   ---------

Other Income (Deductions)
 Income Taxes                                             (974)     13,337
 Reversal of Loss Provision                                  -           -
 Interest Income                                         3,075       1,996
 Unregulated Energy Businesses - Net                     5,698      (1,648)
 Other                                                     536         434
                                                      ---------   ---------
    Total Other Income (Deductions)                      8,335      14,119
                                                      ---------   ---------

Interest Expense
 Long-Term Debt                                         18,591      16,896
 Interest Imputed on Losses Recorded at Present Value    8,544       8,101
 Other                                                   2,137       1,817
                                                      ---------   ---------
    Total Interest Expense                              29,272      26,814
                                                      ---------   ---------

Net Income                                            $ 33,673    $ 43,415
                                                      =========   =========


Average Shares of Common Stock Outstanding (000)        32,157      32,136
                                                      =========   =========

Basic Earnings per Share                                 $1.05       $1.35
                                                      =========   =========
Diluted Earnings per Share                               $1.05       $1.34
                                                      =========   =========

See Notes to Condensed Consolidated Financial Statements.
UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                        Nine Months Ended
                                                          September 30,
                                                         1998       1997
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $485,137    $490,752
 Amortization of MSR Option Gain Regulatory Liability        -       8,105
 Sales for Resale                                      108,636      69,483
                                                      ---------   ---------
    Total Operating Revenues                           593,773     568,340
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                              199,798     163,382
 Capital Lease Expense                                  77,805      78,450
 Amortization of Springerville Unit 1 Allowance        (22,892)    (21,028)
 Other Operations                                       78,408      82,785
 Maintenance and Repairs                                27,327      29,899
 Depreciation and Amortization                          67,479      64,817
 Taxes Other Than Income Taxes                          38,154      38,235
 Income Taxes                                           19,398      21,070
                                                      ---------   ---------
    Total Operating Expenses                           485,477     457,610
                                                      ---------   ---------
      Operating Income                                 108,296     110,730
                                                      ---------   ---------

Other Income (Deductions)
 Income Taxes                                            1,411      39,280
 Reversal of Loss Provision                                  -      10,154
 Interest Income                                         8,315       6,602
 Unregulated Energy Businesses - Net                    (3,987)     (2,092)
 Other                                                   2,480      (1,057)
                                                      ---------   ---------
    Total Other Income (Deductions)                      8,219      52,887
                                                      ---------   ---------

Interest Expense
 Long-Term Debt                                         55,494      47,673
 Interest Imputed on Losses Recorded at Present Value   25,634      24,555
 Other                                                   7,691       6,581
                                                      ---------   ---------
    Total Interest Expense                              88,819      78,809
                                                      ---------   ---------

Net Income                                            $ 27,696    $ 84,808
                                                      =========   =========


Average Shares of Common Stock Outstanding (000)        32,144      32,138
                                                      =========   =========

Basic Earnings per Share                              $   0.86    $   2.64
                                                      =========   =========
Diluted Earnings per Share                            $   0.86    $   2.63
                                                      =========   =========

See Notes to Condensed Consolidated Financial Statements.
UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Nine Months Ended
                                                          September 30,
                                                         1998       1997
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Retail Customers                 $494,694    $496,765
  Cash Receipts from Sales for Resale                  100,228      67,850
  Fuel and Purchased Power Costs Paid                 (177,805)   (154,333)
  Wages Paid, Net of Amounts Capitalized               (52,666)    (48,115)
  Payment of Other Operations and Maintenance Costs    (68,757)    (67,617)
  Capital Lease Interest Paid                          (80,642)    (80,469)
  Taxes Paid, Net of Amounts Capitalized               (62,821)    (60,735)
  Interest Paid, Net of Amounts Capitalized            (57,982)    (47,057)
  Contract Termination Fee Paid                        (10,000)    (40,000)
  Income Taxes Paid                                         (3)     (1,050)
  Emission Allowance Inventory Sales                    11,368          39
  Interest Received                                      7,873       6,344
  Other                                                    477       1,529
                                                      ---------   ---------
    Net Cash Flows - Operating Activities              103,964      73,151
                                                      ---------   ---------

Cash Flows from Investing Activities
  Construction Expenditures                            (54,786)    (47,937)
  Investments in Joint Ventures                         (7,103)     (3,998)
  Other                                                    (36)        868
                                                      ---------   ---------
    Net Cash Flows - Investing Activities              (61,925)    (51,067)
                                                      ---------   ---------

Cash Flows from Financing Activities
  Proceeds from Issuance of Long-Term Debt              99,021      13,257
  Payments to Retire Long-Term Debt                    (99,472)       (500)
  Payments on Renewable Term Loan                            -     (31,000)
  Payments to Retire Capital Lease Obligations         (17,373)    (13,969)
  Other                                                 (5,941)       (381)
                                                      ---------   ---------
    Net Cash Flows - Financing Activities              (23,765)    (32,593)
                                                      ---------   ---------

Net Increase (Decrease) in Cash and Cash Equivalents    18,274     (10,509)
Cash and Cash Equivalents, Beginning of Year           146,256     130,291
                                                      ---------   ---------
Cash and Cash Equivalents, End of Period              $164,530    $119,782
                                                      =========   =========











See Notes to Condensed Consolidated Financial Statements.
UNISOURCE ENERGY CORPORATION
SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION


                                                        Nine Months Ended
                                                          September 30,
                                                         1998       1997
                                                     -Thousands of Dollars-

Net Income                                            $ 27,696    $ 84,808
Adjustments to Reconcile Net Income
   to Net Operating Cash Flows
  Depreciation and Amortization Expense                 67,479      64,817
  Deferred Income Taxes and Investment Tax Credits-Net  14,768     (19,260)
  Lease Payments Deferred                                4,127       6,771
  Amortization of Regulatory Assets & Liabilities,
   Net of Interest Imputed on Losses Recorded at
   Present Value                                         2,742      (4,578)
  Deferred Contract Termination Fee                     (7,115)    (39,038)
  Loss (Unremitted Earnings) of Unconsolidated
   Subsidiaries                                          6,373        (515)
  Emission Allowances                                   11,368          39
  Reversal of Loss Provision                                 -     (10,154)
  Other                                                  1,842         236
  Changes in Assets and Liabilities which Provided
   (Used) Cash Exclusive of Changes Shown Separately
    Accounts Receivable                                (36,001)    (34,964)
    Materials and Fuel                                  (3,405)     (6,900)
    Accounts Payable                                     7,740       7,805
    Other Current Assets and Liabilities                 7,791      20,763
    Other Deferred Assets and Liabilities               (1,441)      3,321
                                                      ---------   ---------
Net Cash Flows - Operating Activities                 $103,964    $ 73,151
                                                      =========   =========

Non-Cash Investing and Financing Activities (these activities do not affect the statements of cash flows):
See Note 5 - Long Term Debt for a description of non-cash financing activities in 1998. Additionally, the proceeds from the issuance of $111.8 million of Pollution Control Revenue Bonds in April 1997 were held in trust and used in June 1997 to redeem $111.8 million of previously issued bonds.


















See Notes to Condensed Consolidated Financial Statements.
UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 September 30,   December 31,
                                                     1998           1997
ASSETS                                             - Thousands of Dollars -
Utility Plant
  Plant in Service                                  $2,246,957  $2,194,150
  Utility Plant Under Capital Leases                   886,901     893,064
  Construction Work in Progress                         71,406      72,404
                                                    ----------- -----------
    Total Utility Plant                              3,205,264   3,159,618
  Less Accumulated Depreciation and Amortization    (1,037,985)   (982,621)
  Less Accumulated Amortization of Capital Leases      (81,287)    (73,728)
  Less Springerville Unit 1 Allowance                 (170,498)   (167,756)
                                                    ----------- -----------
    Total Utility Plant - Net                        1,915,494   1,935,513
                                                    ----------- -----------

Investments and Other Property                          84,283      79,471
                                                    ----------- -----------

Current Assets
  Cash and Cash Equivalents                            164,530     146,256
  Accounts Receivable                                  107,226      71,225
  Materials and Fuel                                    38,155      34,005
  Deferred Income Taxes - Current                        6,537      14,910
  Other                                                 25,009      22,954
                                                    ----------- -----------
    Total Current Assets                               341,457     289,350
                                                    ----------- -----------

Deferred Debits - Regulatory Assets
  Income Taxes Recoverable Through Future Rates        159,333     170,034
  Deferred Springerville Common Facility Costs          56,317      58,222
  Deferred Springerville Contract Termination Fee       45,192      48,077
  Deferred Springerville Unit 2 Costs                    4,621      11,590
  Deferred Lease Expense                                10,116      11,571
  Other Regulatory Assets                               16,937      11,089
Deferred Debits - Other                                 22,165      19,492
                                                    ----------- -----------
    Total Deferred Debits                              314,681     330,075
                                                    ----------- -----------
Total Assets                                        $2,655,915  $2,634,409
                                                    =========== ===========













See Notes to Condensed Consolidated Financial Statements.
UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 September 30,   December 31,
                                                     1998          1997
CAPITALIZATION AND OTHER LIABILITIES               - Thousands of Dollars -
Capitalization
  Common Stock                                      $  639,320  $  638,904
  Accumulated Deficit                                 (394,330)   (422,026)
                                                     ----------- -----------
  Common Stock Equity                                  244,990     216,878
  Capital Lease Obligations                            887,116     890,257
  Long-Term Debt                                     1,214,423   1,215,120
                                                    ----------- -----------
    Total Capitalization                             2,346,529   2,322,255
                                                    ----------- -----------

Current Liabilities
  Current Obligations Under Capital Leases              11,698      14,552
  Current Maturities of Long-Term Debt                   1,725         500
  Accounts Payable                                      42,649      34,909
  Interest Accrued                                      44,674      64,812
  Taxes Accrued                                         37,918      24,397
  Contract Termination Fee Payable                           -      10,000
  Other                                                 16,871      19,051
                                                    ----------- -----------
    Total Current Liabilities                          155,535     168,221
                                                    ----------- -----------

Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    75,106      77,606
  Accumulated Deferred Investment Tax Credits
   Regulatory Liability                                 10,099      11,905
  Emission Allowance Gain Regulatory Liability          31,346      17,591
  Other                                                 37,300      36,831
                                                    ----------- -----------
    Total Deferred Credits and Other Liabilities       153,851     143,933
                                                    ----------- -----------
Total Capitalization and Other Liabilities          $2,655,915  $2,634,409
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
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                          September 30,
                                                         1998       1997
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $196,449    $201,566
 Amortization of MSR Option Gain Regulatory Liability        -           -
 Sales for Resale                                       56,831      29,523
                                                      ---------   ---------
    Total Operating Revenues                           253,280     231,089
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                               94,705      66,243
 Capital Lease Expense                                  25,469      25,786
 Amortization of Springerville Unit 1 Allowance         (7,631)     (7,009)
 Other Operations                                       24,980      28,402
 Maintenance and Repairs                                 8,172       8,284
 Depreciation and Amortization                          22,033      21,598
 Taxes Other Than Income Taxes                          12,594      12,517
 Income Taxes                                           18,297      19,158
                                                      ---------   ---------
    Total Operating Expenses                           198,619     174,979
                                                      ---------   ---------
      Operating Income                                  54,661      56,110
                                                      ---------   ---------

Other Income (Deductions)
 Income Taxes                                           (1,924)     13,337
 Reversal of Loss Provision                                  -           -
 Interest Income                                         3,081       1,996
 Interest Income-Note Receivable from UniSource Energy   2,352           -
 Other                                                     476      (1,214)
                                                      ---------   ---------
    Total Other Income (Deductions)                      3,985      14,119
                                                      ---------   ---------

Interest Expense
 Long-Term Debt                                         18,591      16,896
 Interest Imputed on Losses Recorded at Present Value    8,544       8,101
 Other                                                   2,137       1,817
                                                      ---------   ---------
    Total Interest Expense                              29,272      26,814
                                                      ---------   ---------

Net Income                                            $ 29,374    $ 43,415
                                                      =========   =========










See Notes to Condensed Consolidated Financial Statements.
TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                        Nine Months Ended
                                                          September 30,
                                                         1998       1997
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $485,333    $490,752
 Amortization of MSR Option Gain Regulatory Liability        -       8,105
 Sales for Resale                                      108,636      69,483
                                                      ---------   ---------
    Total Operating Revenues                           593,969     568,340
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                              199,798     163,382
 Capital Lease Expense                                  77,805      78,450
 Amortization of Springerville Unit 1 Allowance        (22,892)    (21,028)
 Other Operations                                       78,408      82,785
 Maintenance and Repairs                                27,327      29,899
 Depreciation and Amortization                          67,479      64,817
 Taxes Other Than Income Taxes                          38,154      38,235
 Income Taxes                                           19,398      21,070
                                                      ---------   ---------
    Total Operating Expenses                           485,477     457,610
                                                      ---------   ---------
      Operating Income                                 108,492     110,730
                                                      ---------   ---------

Other Income (Deductions)
 Income Taxes                                           (1,408)     39,280
 Reversal of Loss Provision                                  -      10,154
 Interest Income                                         8,323       6,602
 Interest Income-Note Receivable from UniSource Energy   6,978           -
 Other                                                   2,274      (3,149)
                                                      ---------   ---------
    Total Other Income (Deductions)                     16,167      52,887
                                                      ---------   ---------

Interest Expense
 Long-Term Debt                                         55,494      47,673
 Interest Imputed on Losses Recorded at Present Value   25,634      24,555
 Other                                                   7,691       6,581
                                                      ---------   ---------
    Total Interest Expense                              88,819      78,809
                                                      ---------   ---------

Net Income                                            $ 35,840    $ 84,808
                                                      =========   =========










See Notes to Condensed Consolidated Financial Statements.
TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Nine Months Ended
                                                          September 30,
                                                         1998       1997
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Retail Customers                 $494,694    $496,765
  Cash Receipts from Sales for Resale                  100,228      67,850
  Fuel and Purchased Power Costs Paid                 (177,805)   (154,333)
  Wages Paid, Net of Amounts Capitalized               (50,300)    (48,115)
  Payment of Other Operations and Maintenance Costs    (63,992)    (67,617)
  Capital Lease Interest Paid                          (80,642)    (80,469)
  Taxes Paid, Net of Amounts Capitalized               (62,733)    (60,735)
  Interest Paid, Net of Amounts Capitalized            (57,982)    (47,057)
  Contract Termination Fee Paid                        (10,000)    (40,000)
  Income Taxes Paid                                         (3)     (1,050)
  Emission Allowance Inventory Sales                    11,368          39
  Interest Received                                      6,472       6,344
  Other                                                    936       1,529
                                                      ---------   ---------
    Net Cash Flows - Operating Activities              110,241      73,151
                                                      ---------   ---------

Cash Flows from Investing Activities
  Construction Expenditures                            (54,788)    (47,937)
  Transfer of MEH Cash to UniSource Energy             (45,412)          -
  Investments in Joint Ventures                              -      (3,998)
  Other                                                    113         868
                                                      ---------   ---------
    Net Cash Flows - Investing Activities             (100,087)    (51,067)
                                                      ---------   ---------

Cash Flows from Financing Activities
  Proceeds from Issuance of Long-Term Debt              99,021      13,257
  Payments to Retire Long-Term Debt                    (99,472)       (500)
  Payments on Renewable Term Loan                            -     (31,000)
  Payments to Retire Capital Lease Obligations         (17,373)    (13,969)
  Other                                                 (6,177)       (381)
                                                      ---------   ---------
    Net Cash Flows - Financing Activities              (24,001)    (32,593)
                                                      ---------   ---------

Net Decrease in Cash and Cash Equivalents              (13,847)    (10,509)
Cash and Cash Equivalents, Beginning of Year           146,256     130,291
                                                      ---------   ---------
Cash and Cash Equivalents, End of Period              $132,409    $119,782
                                                      =========   =========










See Notes to Condensed Consolidated Financial Statements.
TUCSON ELECTRIC POWER COMPANY
SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION


                                                        Nine Months Ended
                                                          September 30,
                                                         1998       1997
                                                     -Thousands of Dollars-

Net Income                                            $ 35,840  $  84,808
Adjustments to Reconcile Net Income to Net
   Operating Cash Flows
  Depreciation and Amortization Expense                 67,479     64,817
  Deferred Income Taxes and
   Investment Tax Credits - Net                         20,877    (19,260)
  Lease Payments Deferred                                4,127      6,771
  Amortization of Regulatory Assets & Liabilities, Net
   of Interest Imputed on Losses Recorded at
   Present Value                                         2,742     (4,578)
  Deferred Contract Termination Fee                     (7,115)   (39,038)
  Unremitted Earnings of Unconsolidated Subsidiaries      (753)      (515)
  Emission Allowances                                   11,368         39
  Reversal of Loss Provision                                 -    (10,154)
  Interest Income-Note Receivable from UniSource
   Energy                                               (6,978)         -
  Other                                                  3,196        236
  Changes in Assets and Liabilities which Provided
   (Used) Cash Exclusive of Changes Shown Separately
    Accounts Receivable                                (36,082)   (34,964)
    Materials and Fuel                                  (3,406)    (6,900)
    Accounts Payable                                     8,641      7,805
    Other Current Assets and Liabilities                11,802     20,763
    Other Deferred Assets and Liabilities               (1,497)     3,321
                                                      ---------   ---------
Net Cash Flows - Operating Activities                 $110,241    $73,151
                                                      =========   =========

Non-Cash Investing and Financing Activities (these activities do not affect the statements of cash flows):
See Note 3 - Transfer of MEH from TEP to UniSource Energy and Note 5 - Long Term Debt for a description of non-cash investing and financing activities in 1998. Additionally, the proceeds from the issuance of $111.8 million of Pollution Control Revenue Bonds in April 1997 were held in trust and used in June 1997 to redeem $111.8 million of previously issued bonds.















See Notes to Condensed Consolidated Financial Statements.
TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 September 30,  December 31,
                                                     1998          1997
ASSETS                                             - Thousands of Dollars -
Utility Plant
  Plant in Service                                  $2,246,957  $2,194,150
  Utility Plant Under Capital Leases                   886,901     893,064
  Construction Work in Progress                         71,406      72,404
                                                    ----------- -----------
    Total Utility Plant                              3,205,264   3,159,618
  Less Accumulated Depreciation and Amortization    (1,037,985)   (982,621)
  Less Accumulated Amortization of Capital Leases      (81,287)    (73,728)
  Less Springerville Unit 1 Allowance                 (170,498)   (167,756)
                                                    ----------- -----------
    Total Utility Plant - Net                        1,915,494   1,935,513
                                                    ----------- -----------

Investments and Other Property                          62,195      79,471
                                                   ----------- -----------

Note Receivable from UniSource Energy                   77,110           -
                                                    ---------- -----------
Current Assets

  Cash and Cash Equivalents                            132,409     146,256
  Accounts Receivable                                  106,397      71,225
  Materials and Fuel                                    38,116      34,005
  Deferred Income Taxes - Current                        6,537      14,910
  Other                                                 20,094      22,954
                                                    ----------- -----------
    Total Current Assets                               303,553     289,350
                                                    ----------- -----------

Deferred Debits - Regulatory Assets
  Income Taxes Recoverable Through Future Rates        159,333     170,034
  Deferred Springerville Common Facility Costs          56,317      58,222
  Deferred Springerville Contract Termination Fee       45,192      48,077
  Deferred Springerville Unit 2 Costs                    4,621      11,590
  Deferred Lease Expense                                10,116      11,571
  Other Regulatory Assets                               16,937      11,089
Deferred Debits - Other                                 22,165      19,492
                                                    ----------- -----------
    Total Deferred Debits                              314,681     330,075
                                                    ----------- -----------
Total Assets                                        $2,673,033  $2,634,409
                                                    =========== ===========










See Notes to Condensed Consolidated Financial Statements.
TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS


                                                September 30,  December 31,
                                                       1998        1997
CAPITALIZATION AND OTHER LIABILITIES               - Thousands of Dollars -
Capitalization
  Common Stock                                      $  645,928  $  645,261
  Capital Stock Expense                                 (6,357)     (6,357)
  Accumulated Deficit                                 (386,186)   (422,026)
                                                    ----------- -----------
  Common Stock Equity                                  253,385     216,878
  Capital Lease Obligations                            887,116     890,257
  Long-Term Debt                                     1,214,423   1,215,120
                                                    ----------- -----------
    Total Capitalization                             2,354,924   2,322,255
                                                    ----------- -----------

Current Liabilities
  Current Obligations Under Capital Leases              11,698      14,552
  Current Maturities of Long-Term Debt                   1,725         500
  Accounts Payable                                      42,832      34,909
  Interest Accrued                                      44,674      64,812
  Taxes Accrued                                         37,902      24,397
  Contract Termination Fee Payable                           -      10,000
  Other                                                 16,871      19,051
                                                    ----------- -----------
    Total Current Liabilities                          155,702     168,221
                                                    ----------- -----------

Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    83,747      77,606
  Accumulated Deferred Investment Tax Credits
   Regulatory Liability                                 10,099      11,905
  Emission Allowance Gain Regulatory Liability          31,346      17,591
  Other                                                 37,215      36,831
                                                    ----------- -----------
    Total Deferred Credits and Other Liabilities       162,407     143,933
                                                    ----------- -----------
Total Capitalization and Other Liabilities          $2,673,033  $2,634,409
                                                    =========== ===========

















See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------

NOTE 1.  ACCOUNTING FOR THE EFFECTS OF REGULATION

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

     We periodically assess whether we continue to meet these conditions. If we were required to stop applying FAS 71 to all or a portion of TEP's regulated utility operations, we would write off the related balances of TEP's regulatory assets and liabilities as a charge in our income statement. In that event, our earnings would be reduced by the net amount of regulatory assets and liabilities, after applicable deferred income taxes. Based on the balances of TEP's regulatory assets and liabilities at September 30, 1998, if we ceased applying FAS 71 to all of TEP's regulated operations, we would record an extraordinary loss of approximately $150 million, net of the related deferred income tax benefit of $101 million. Approximately 62% of TEP's net regulatory assets on the balance sheet relate to electric generation. While our cash flows may be affected by regulatory orders and market conditions, our cash flows would not be affected if we ceased to apply FAS 71.

     If we stop applying FAS 71, we would need to evaluate the likelihood that we could recover the cost of TEP's electric plant in the marketplace. If undiscounted cash flows are less than the carrying value of those plant assets that we continue to own, then we would need to write off as an expense a portion of those plant assets to reflect their current market value. Plant assets to be disposed of would be written down to fair value if it is less than carrying value. We cannot predict if we would write off any plant assets as a result of these evaluations.

  Recent Events That May Impact TEP's Application of FAS 71

     In December 1996, the ACC adopted rules (Retail Electric Competition Rules) which would introduce retail electric competition in Arizona. If implemented as adopted, the rules would require each "Affected Utility" (TEP, Arizona Public Service Company, Citizens Utilities Company and several cooperatives) to open its retail service area to competing electric service providers on a phased-in basis over the period 1999 to 2003. On August 5, 1998, the ACC adopted amendments to the rules which, in part, provide a two-year phase-in schedule in which all retail customers will have access to competitive generation by January 1, 2001.

     On June 22, 1998, the ACC adopted an order requiring Arizona utilities to choose from one of two options for recovery of stranded costs resulting from the implementation of retail electric competition. Stranded costs represent costs recoverable by a utility in a regulated market that would not likely be recovered through the prices charged for electricity and other services in a competitive market. The two options are:

(1)  Divestiture/Auction Methodology
 - This method requires the sale of all electric generation assets through an auction by January 1, 2001;
 - Stranded costs are calculated as the difference between book value of generation assets (including related regulatory assets) and the proceeds from the sale;
 - 100% of the stranded costs will be recovered over a 10-year period, including a return on the unamortized balance;
 - All customers of Affected Utilities will pay for the stranded costs.

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

     On August 21, 1998, TEP filed a proposed plan for divestiture of generating assets and stranded cost recovery with the ACC. Under the plan, TEP proposed to divest all of its generating assets and associated property as a method of recovering stranded costs. In its filing with the ACC, TEP estimated its stranded costs may range from $600 million to $1.1 billion.

  ACC Staff Stranded Cost Recovery Agreement (SCR Agreement)

     On November 4, 1998, TEP reached a settlement agreement, the SCR Agreement, with the ACC Staff for approval of its plan to divest generation assets and for 100% recovery of stranded costs. The SCR Agreement also supports a Memorandum of Understanding (MOU) between TEP and APS to exchange TEP's interests in the Navajo and Four Corners Generating Stations for certain high voltage transmission assets currently owned by APS. The SCR Agreement is subject to ACC approval. The ACC Staff has requested that the ACC consider the SCR Agreement beginning on November 20, 1998. However, no date has been set. If the ACC does not approve the SCR Agreement, without changes, by November 25, 1998, the SCR Agreement would be considered withdrawn by both TEP and the ACC Staff. The SCR Agreement includes the following:

 - Stranded costs will include:
   -- the difference between the book value of generation assets under traditional regulation and their market value determined through an auction process;
   -- reasonable costs incurred for premiums, penalties and/or other payments necessary to implement divestiture; and
   -- reasonable employee severance and retraining costs necessitated by competition.

 - TEP will divest its generation assets, pursuant to specified auction protocols, by December 31, 2000. TEP would also seek to terminate its obligations under the leveraged leases relating to generating assets. TEP expects cash payments to lease participants would be required in connection with any such terminations. In order to complete divestiture of both owned and leased assets, TEP also expects to be required to make cash payments to various creditors and other parties. In addition, a substantial portion of the generating assets have been financed through tax-exempt bonds. TEP expects that such bonds would need to be redeemed or defeased as a result of the divestiture.

 - If the auction of one or more generating units is unsuccessful, TEP would seek to recover stranded costs relating to such unit(s) based on the "Net Revenues Lost" approach. Under that approach, stranded cost is determined as the net present value of the annual differences between the expected revenues under traditional regulation and those likely to be received after the introduction of retail competition.

  - TEP would recover 100% of its stranded costs and a return on any unamortized balance over an eight- to ten-year period ending December 31, 2008 as follows:

   -- Interim Transition Charge (ITC)
      Beginning January 1, 1999 through the date of divestiture (no later than December 31, 2000), an ITC would be recovered from customers under the Standard Offer and from those customers
      purchasing energy from competitive suppliers.   The ITC will be
      calculated as the difference between the embedded cost of generation included in current rates and a market price for electric power;

   -- Competition Transition Charge (CTC)
      Following divestiture, a CTC will be collected from all distribution customers for a period of six to eight years. The CTC will include recovery of a carrying cost equal to TEP's cost of capital based on a capital structure consisting of 35 percent equity and 65 percent debt.

 - TEP expects that the cash TEP will pay to divest will exceed the proceeds from the sale of owned assets. To finance the cash requirements of divestiture, TEP would be permitted to "securitize" the CTC by issuing special bonds through a special purpose entity. If the SCR Agreement is approved by the ACC, which is a separate branch of government in Arizona, it would represent an administrative (not legislated) authority to securitize stranded costs. To date, similar securitizations have been issued under legislative rather than administrative authority.

  - Open access will begin in TEP's retail market on January 1, 1999, consistent with the Retail Electric Competition Rules.

 - TEP's retail customers who remain on the Standard Offer will not experience any increases in their current electric prices during the transition period (prior to January 1, 2001.) Rather, retail customers who continue to purchase their energy requirements from TEP will benefit from the base price decreases described in Note 7. Rate Matters. After December 31, 2000, retail prices will include the price TEP has to pay to acquire power in the competitive generation market.

 - The SCR Agreement will resolve all pending litigation between TEP and the ACC involving the Retail Electric Competition Rules.

 - Transmission Assets

   -- TEP will establish a new subsidiary (Transmission Subsidiary) by December 31, 2000, to hold all of its transmission assets. TEP will acquire transmission assets and then contribute these assets to the Transmission Subsidiary. The SCR Agreement allows TEP to acquire all 345 kV and 500 kV transmission facilities owned by APS.

   -- The SCR Agreement supports an exchange of TEP's ownership interests in the Navajo Generating Station and Four Corners Generating Station for these transmission assets of APS. TEP currently owns 7.5 percent of Units 1, 2 and 3 at Navajo, a total of 168 MW, and 7 percent of Units 4 and 5 at Four Corners, a total of 110 MW. Under the MOU, the closing of this transaction is to be on or before January 2, 2001. Upon completion of an asset exchange, TEP would enter into a four-year power sales contract with APS to purchase 200 MWs from these units.

   -- TEP expects to have a pre-tax gain from the exchange. This assumes the market value for APS' transmission assets is greater than the net book value of TEP's generation assets at closing. The SCR Agreement allows for 35% of the net book value of transmission assets to be used to capitalize the Transmission Subsidiary. TEP would also establish a regulatory liability in an equal amount. Interest earned on the regulatory liability, based on the after-tax cost of capital of the stranded cost securitized balance, will be credited to retail customers during the CTC collection period. Additionally, the regulatory liability will be amortized to retail customers over 10 years on a straight-line basis beginning after the conclusion of the CTC.

     We expect that TEP will cease to account for its generation operations using FAS 71 at the time the ACC approves the SCR Agreement or another cost recovery plan specific to TEP which includes the specific percentage of stranded costs that TEP can recover and a cost recovery method. The amount and method of recovery that the ACC approves for TEP will determine whether write-offs will be incurred at that time. TEP expects the ACC to make a decision and to issue a final order regarding its stranded cost recovery plan by year-end 1998. However, the specific amount of stranded costs won't be determined until the divestiture plan is implemented. We are unable to predict the amount of write-offs, if any, that may be incurred at that time.

      In  May  1998  the  Arizona State Legislature  approved  and  the
Governor signed a bill regarding retail electric competition. The legislation requires the introduction of customer choice to 20% of each public power entity's retail load by December 31, 1998 with 100% customer choice by December 31, 2000. This legislation only relates directly to public power entities such as SRP; however, the bill encourages broader application of the legislation's principles by the ACC to the state's investor-owned utilities, including TEP, and cooperatives.

      We cannot predict the outcome of the legislation or the ACC's retail competition rules. Additionally, federal legislators introduced several retail competition initiatives in Congress which, if passed, could modify or override the actions taken by the ACC or the Arizona Legislature.


NOTE 2.  TAX ASSESSMENTS
------------------------

  Arizona Sales Tax Assessments - Coal Sales

     We are protesting sales tax assessments received from the ADOR alleging that Valencia is liable for sales tax on gross income from coal sales, transportation and coal-handling services provided to TEP from November 1985 through May 1996. Arizona law generally requires payment of an assessment prior to pursuing the appellate process. We have previously paid, under protest, a total of $23 million of the disputed sales tax assessments. These payments will be refunded if we are successful in the appeals process. In September 1996, the Arizona Court of Appeals upheld the validity of the assessment issued for the period November 1985 through March 1990. In May 1998, the Arizona Supreme Court remanded the case back to the Arizona Tax Court to be reheard.

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

  Arizona Sales Tax Assessments - Leases

     The ADOR has issued sales tax assessments to some of TEP's lessors of generation-related facilities and equipment. The assessments allege sales tax liability on a component of rents we paid on the Springerville Unit 1 Leases, the Springerville Common Facilities Leases, the Irvington Lease and the Springerville Coal Handling Facilities Lease from August 1, 1988 to June 30, 1997. Due to indemnification provisions in the lease agreements, if the ADOR prevails, we would be required to reimburse the lessors for the sales taxes that they pay. We filed an appeal of the assessments in the Arizona Tax Court in February 1998. In July 1998, the Arizona Tax Court ruled against us on the assessment issued for the period August 1988 through September 1990 on the Irvington lease. We have appealed the Tax Court's decision. Arizona law generally requires payment of an assessment prior to pursuing the appellate process. We paid, under protest, a total of $2 million of the disputed assessments. These payments will be refunded if we are successful in the appeals process.

     We have recorded a liability for the probable amount of sales taxes and interest due as of September 30, 1998. If the ADOR prevails, we would need to record an additional expense and related liability. Even though it is reasonably possible that the resolution of this issue could result in approximately $22 million of additional sales tax expense, we do not believe this outcome is likely. We do not expect that the resolution of this assessment will have a material negative impact on the financial statements. We believe that the ultimate resolution of this issue will occur over a period of two to four years.

  INCOME TAX ASSESSMENTS

     In February 1998, the IRS issued an income tax assessment for the 1992 and 1993 tax years. The IRS is challenging our treatment for income tax purposes of various items relating to the 1992 Financial Restructuring, including the amount of NOL and ITC generated before December 1991 that may be used to reduce taxes in future periods.

     Due to the Financial Restructuring, a change in ownership of TEP occurred for tax purposes in December 1991. As a result, the use of the NOL and ITC generated before December 1991 may be limited under the tax code. The IRS is challenging our calculation of this limitation. At September 30, 1998, pre-change federal NOL and ITC carryforwards were approximately $239 million and $26 million, respectively. In addition to the pre-change NOL and ITC which are subject to the limitation, $166 million of federal NOL at September 30, 1998, is not subject to the limitation.

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

     MEH owns Advanced Energy Technologies, Inc., Millennium Energy Holdings, Inc., Nations Energy Corporation and Southwest Energy
Solutions, Inc.

     The transfer of MEH's cash balance of $45.4 million as part of the transfer of MEH to UniSource Energy is included in the Cash Flows from Investing Activities in TEP's cash flow statement for the nine months ended September 30, 1998.


NOTE 4.  INVESTMENT IN ENERGY RELATED AFFILIATES
------------------------------------------------

  Loans and Guarantees for NEV

     Effective September 1, 1997, Millennium, a wholly-owned subsidiary of MEH, exercised an option to acquire a 50% ownership in NEV. Concurrent with the exercise of the option, Millennium made a capital contribution in the amount of $0.8 million.

     In December 1997, Millennium committed to provide NEV with $20 million of funding. At September 30, 1998, NEV had received $19 million in funding under the commitment. As a result, the remaining commitment amount available was $1 million at October 31, 1998. Additionally, in October 1998, NEV issued a $4.7 million promissory note to Millennium for a $3 million member loan Millennium extended to NEV in September 1997, and preferred operating return due Millennium under the terms of NEV's original operating agreement.

     UniSource Energy is the guarantor of $33.6 million of performance bonds that secure amounts NEV may owe to utility distribution companies
(UDCs) and energy suppliers in connection with NEV's sales to retail electric customers. NEV bills its customers for these charges. UniSource Energy's guarantees are secured by various NEV assets. Additionally, in August 1998, UniSource Energy agreed to guarantee a $10 million loan that NEV obtained from an unrelated party. That loan is due in 1999.

     NEV has incurred a total loss in excess of $40 million for the period September 1997 through September 1998.

     From September 1997, the inception of Millennium's ownership in NEV, through September 30, 1998, Millennium recorded approximately $23.8 million of NEV losses. The amount equals the total funds and unsecured commitments provided by Millennium and UniSource Energy to NEV. Accounting principles limit the amount of NEV's loss to be recorded by Millennium to the total amount invested and committed by Millennium and UniSource Energy on an unsecured basis. Should Millennium or UniSource Energy provide additional unsecured funding to NEV, the amounts provided would be immediately expensed up to the lesser of the amount of funding provided or the amount of NEV cumulative incurred losses in excess of the $23.8 million already recorded by Millennium and UniSource Energy. NEV is seeking sources other than Millennium and UniSource Energy to provide funding. There can be no assurance that any such financing will be obtained.

  NEV Technologies

     NEV Technologies, a subsidiary of NEV, and its joint ventures hold exclusive distribution rights for the AlliedSignal TurboGeneratorTM in the western U.S. and certain international markets. In October 1998, Edison International made a $10 million minority interest equity investment in NEV Technologies. NEV Technologies' two joint ventures are 50 percent owned by Dames & Moore Ventures. NEV owns the remainder of NEV Technologies.

  Purchase and Sale of Generating Assets by Nations Energy

     In September 1998, Nations Energy sold a 48% interest in Trigen-Nations Energy, which owns and operates the 40 MW Coors Brewing Company power plant in Golden, Colorado. The $5.8 million (after-tax) gain on the sale is included in Unregulated Energy Businesses - Net in UniSource Energy's consolidated income statement. Following the sale, Nations Energy owns a 1% percent interest in Trigen-Nations.

     Also, in September 1998, Nations Energy purchased a minority interest in Corporation Panamena de Energia, S.A. (COPESA) for $7.5 million. COPESA is an independent power producer which owns and operates a 43 MW power plant outside of Panama City. The energy is sold under a Power Purchase Agreement with an unrelated party.

     In October 1998, Nations Energy paid $8.1 million for a minority equity interest in a power project located in the Czech Republic. The $400 million, 340 MW project is scheduled for completion in late-1999. Once completed, the generating facility will sell power to a regional distribution company and to an adjacent industrial complex.


NOTE 5.  LONG-TERM DEBT
-----------------------

     In March 1998, the Apache County, Arizona Industrial Development Authority issued $200 million of Pollution Control Revenue Bonds. The new bonds, which are unsecured, were sold in three series: Series A ($83.7 million) bears interest at 5.85% and matures in 2028; Series B ($99.8 million) bears interest at 5.875% and matures in 2033; and Series C ($16.5 million) bears interest at 5.85% and matures in 2026. The proceeds from the issuance of the new bonds were held in trust and used in May 1998 to redeem $200 million of previously issued variable interest rate bonds that would have matured in 2020 and 2021. Such issuance and redemption are treated as non-cash transactions to TEP and are not reflected in the consolidated statement of cash flows.

     In May 1998, TEP exchanged $46.9 million of its existing 12.22% First Mortgage Bonds due 2000 for the same amount of new 12.22% Exchange Series First Mortgage Bonds due 2000. The new bonds have substantially the same terms and conditions as the existing bonds except for the elimination of a covenant restricting the payment of dividends. Because the exchange was a non-cash transaction, it is not reflected in the consolidated statement of cash flows.

     In August 1998, TEP issued $140 million of First Collateral Trust Bonds, Series A, and used the proceeds in September 1998 to redeem all of its First Mortgage Bonds due in 1999, 2001, 2002 and 2003, as well as $31.9 million of 12.22% First Mortgage Bonds due 2000 not tendered for exchange as described above. Interest rates on the bonds that were redeemed ranged from 7.55% to 12.22%. A portion of the proceeds from the issuance ($43.8 million) was held in trust and used to redeem certain First Mortgage Bonds described above. The proceeds from the issuance that were held in trust and the related redemption of bonds are treated as non-cash transactions which are not reflected in the
consolidated statement of cash flows.   When TEP redeemed these bonds,
covenants that prohibited TEP from paying common stock dividends so long as it has an accumulated earnings deficit were eliminated. Dividends are permitted if certain other, more flexible financial covenants are met. The First Collateral Trust Bonds bear interest at 7.50%, mature in 2008, and are secured by an equal aggregate principal amount of bonds issued under TEP's General First Mortgage and held by the trustee.

     In November 1998 TEP called $30 million of its 8.50% First
Mortgage Bonds ($57.9 million principal amount outstanding) for redemption on December 7, 1998. Such bonds were scheduled to mature in 2009.


NOTE 6.  WARRANT EXCHANGE
-------------------------

     From August 18, 1998 through October 23, 1998, the Company offered to exchange outstanding warrants previously issued by TEP for warrants exercisable into UniSource Energy common stock. TEP Warrants entitle the holder of five warrants to purchase one share of TEP common stock for $16.00. Currently, UniSource Energy owns 100% of the common stock of TEP and TEP common stock is not publicly traded. For each TEP Warrant surrendered, the holder received:

  -  0.20 1999 UniSource Energy Warrant expiring March 15, 1999; and
  -  0.20 2000 UniSource Energy Warrant expiring December 15, 2000.

Each whole new UniSource Energy Warrant entitles the holder to purchase one share of UniSource Energy common stock for $16.

After the exchange, the following warrants are outstanding:
  -  1.5 million of 1999 UniSource Energy Warrants;
  -  1.5 million of 2000 UniSource Energy Warrants; and
  -  4.6 million of TEP Warrants expiring December 15, 2002;
     exercisable for 920,000 shares of TEP common stock. Prior to the exchange, there were 12.1 million TEP Warrants outstanding exercisable for 2.4 million shares of TEP common stock.


NOTE 7.  RATE MATTERS
---------------------

  RATE REDUCTION

     On August 25, 1998, the ACC approved a rate settlement agreement (Rate Settlement) which provides TEP's retail customers with base price decreases over the next two years. This agreement resolves TEP's application for a price decrease in its Shared Savings Proposal filed with the ACC on July 9, 1997. TEP's base price will decrease by the following percentages:

 - an initial 1.1% (about $7.0 million) decrease effective July 1,
   1998;
 - a second decrease of 1.0% (about $5.5 million) on July 1, 1999; and
 - an additional 1.0% (about $5.5 million) decrease on July 1, 2000.

The latter two decreases will apply to all Standard Offer customers who do not have or do not choose access to retail competition during the two-year phase-in of the ACC's Electric Competition Rules beginning January 1, 1999.

     The Rate Settlement also provides for TEP to mitigate potentially stranded costs through the accelerated recovery of the Retail Excess Capacity Deferrals. Retail Excess Capacity Deferrals represent operating and capital costs associated with Springerville Unit 2 capacity which the ACC did not allow TEP to recover in rates until the 1994 and 1996 Rate Orders. These Retail Excess Capacity Deferrals totaled $85.1 million and $88.7 million at September 30, 1998 and December 31, 1997, respectively. These deferrals are only reflected in our regulatory calculations. The accompanying balance sheets do not include these deferrals as the costs were expensed when incurred for financial reporting purposes. The $4.3 million (after-tax) increase in annual amortization expense decreases the amortization period from 20 years to 7.8 years as of December 31, 1996. This increase in amortization expense will be reflected in TEP's regulatory accounting records but will have no impact on the expenses included in its financial statements.

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

     TEP asked the ACC to allow the termination fee to be recorded as a regulatory asset and to be amortized to fuel expense over the 13-year term of the new agreement. On July 29, 1997, the ACC issued an interim accounting order granting the requested treatment until the ACC reached a final decision. The ACC reached a final decision and in the Rate Settlement granted the requested treatment.


NOTE 8.  INCOME TAXES
---------------------

     The differences between the income tax expense (benefit) and the amount obtained by multiplying income before income taxes by the U.S. statutory federal income tax rate are as follows:

                                            UniSource Energy
                                ---------------------------------------
                                Three Months Ended    Nine Months Ended
                                   September 30,        September 30,
                                 1998        1997     1998        1997
                                ---------------------------------------
                                       - Thousands of Dollars -
Federal Income Tax Expense
 at Statutory Rate        $  19,777   $  17,233   $  14,951   $ 23,309
  State Income Tax Expense,
   Net of Federal Deduction   3,049       2,656       2,304      3,591
  Depreciation Differences
    (Flow Through Basis)        890           -       4,349          -
  Capital Loss Carryforwards      -           -      (4,463)         -
  Investment Tax Credit
   Amortization                (661)       (670)     (1,806)    (2,612)
  Reduction in Valuation
   Allowance                      -     (13,120)          -    (42,413)
  Other                        (223)       (278)       (315)       (85)
                          ----------  ----------  ----------  ---------
Total Expense (Benefit)
 for Federal and State
 Income Taxes             $  22,832   $   5,821   $  15,020   $(18,210)
                          ==========  ==========  ==========  =========

                                                   TEP
                                ---------------------------------------
                                Three Months Ended    Nine Months Ended
                                   September 30,        September 30,
                                 1998        1997     1998        1997
                                ---------------------------------------
                                       - Thousands of Dollars -
Federal Income Tax Expense
 at Statutory Rate        $  17,358   $  17,233   $  19,826   $ 23,309
  State Income Tax Expense,
   Net of Federal Deduction   2,673       2,656       3,054      3,591
  Depreciation Differences
    (Flow Through Basis)        890           -       4,349          -
  Capital Loss Carryforwards      -           -      (4,463)         -
  Investment Tax Credit
   Amortization                (661)       (670)     (1,806)    (2,612)
  Reduction in Valuation
   Allowance                      -     (13,120)          -    (42,413)
  Other                         (39)       (278)       (154)       (85)
                          ----------  ----------  ----------  ---------
Total Expense (Benefit)
 for Federal and State
 Income Taxes             $  20,221   $   5,821   $  20,806   $(18,210)
                          ==========  ==========  ==========  =========


Income taxes are included in the income statements as follows:

                                            UniSource Energy
                               ---------------------------------------
                               Three Months Ended    Nine Months Ended
                                  September 30,        September 30,
                                1998        1997     1998        1997
                               ----------------------------------------
                                       - Thousands of Dollars -
Operating Expenses        $  18,297   $  19,158   $  19,398   $ 21,070
Other Income (Deductions)       974     (13,337)     (1,411)   (39,280)
Unregulated Energy
  Businesses - Net            3,561           -      (2,967)         -
                          ---------   ----------  ----------  ---------
Total Income Tax Expense
 (Benefit)                $  22,832   $   5,821   $  15,020   $(18,210)
                          =========   ==========  ==========  =========

                                                  TEP
                               ---------------------------------------
                               Three Months Ended    Nine Months Ended
                                  September 30,        September 30,
                                1998        1997     1998        1997
                               ---------------------------------------
                                       - Thousands of Dollars -
Operating Expenses        $  18,297   $  19,158   $  19,398   $ 21,070
Other Income (Deductions)     1,924     (13,337)      1,408    (39,280)
                          ---------   ----------  ---------   ---------
Total Income Tax Expense
 (Benefit)                $  20,221   $   5,821   $  20,806   $(18,210)
                          =========   ==========  =========   =========

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


NOTE 9.  CHANGE IN METHOD OF ESTIMATING UNBILLED REVENUES
---------------------------------------------------------

In the third quarter of 1998, TEP changed its method of estimating unbilled revenues to more accurately reflect revenues between months. If we had continued using the previous method of calculating unbilled revenues, revenues for the three-months and nine-months ended September 30, 1998 would have been $7.1 million greater. However, for the twelve months ending December 31, 1998, we expect that revenues calculated using the new method will not be significantly different from revenues calculated under the previous method.


NOTE 10.  NEW ACCOUNTING STANDARD
---------------------------------

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


NOTE 11.  RECLASSIFICATIONS
---------------------------

     Minor reclassifications have been made to the prior year financial statements to conform to the current year's presentation.


NOTE 12.  REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS
--------------------------------------------------

     With respect to the unaudited consolidated financial information of UniSource Energy and TEP for the three-month and nine-month periods ended September 30, 1998, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 6, 1998, appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. PricewaterhouseCoopers LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of sections 7 and 11 of the Act.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------------------

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

     TEP is the principal subsidiary of UniSource Energy and accounts for substantially all of its assets, revenues and net income. The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis, although losses from energy-related ventures of MEH and certain of its subsidiaries and interests have reduced the earnings reported by the Company for the nine-months ended September 30, 1998.

     Management's Discussion and Analysis explains the general financial condition and the results of operations for UniSource Energy and its business subsidiaries including:

-	operating results during the third quarter and the first nine months compared with the same periods in the prior year,
-	the outlook for dividends on common stock,
-	changes in liquidity and capital resources during the third
    quarter and first nine months of 1998, and
-	expectations of identifiable material trends which may affect our business in the future.

     You should read Management's Discussion and Analysis along with the Company's Condensed Consolidated Financial Statements, beginning on page 3, which present the results of operations for the quarters and the nine month periods ended September 30, 1998 and 1997. Management's Discussion and Analysis analyzes and explains the differences between periods for specific line items of the Condensed Consolidated Financial Statements.

OVERVIEW
--------

     UniSource Energy recorded net income of $33.7 million for the quarter ended September 30, 1998, and $27.7 million for the first nine months of 1998. This compares with net income of $43.4 million in the third quarter and $84.8 million for the first nine months of 1997.
The decrease in earnings in both the third quarter and nine months of 1998 is primarily attributable to the absence of net operating loss tax benefits in 1998, which amounted to $13.1 million in the third quarter of 1997 and $42.4 million in the first nine months of 1997.
We discuss our results in more detail in Investments in Energy-Related Affiliates, Earnings, and Results of Operations and below.

     The Company's and TEP's financial prospects are subject to regulatory, economic, and other uncertainties. Regulatory uncertainties include the impact of the introduction of retail competition in Arizona on January 1, 1999, and the resolution of the Stranded Cost Recovery Plan filed by TEP with the ACC in the third quarter of 1998. Other uncertainties include the extent to which TEP can alter operations and reduce costs in response to industry changes or unanticipated economic downturns, which may be limited by continued high financial and operating leverage. Our future success will depend, in part, on our ability to contain and/or reduce the costs of serving retail customers and the level of sales to those customers. Until the uncertainties surrounding the introduction of retail competition in Arizona are resolved, predicting the level of TEP's future energy sales and the composition of its future revenues is difficult. See Competition, Retail below. In a deregulated environment, revenues from energy sales will be less certain, although revenues from transmission and distribution services, which we expect to remain regulated, would likely continue to grow. Even in a deregulated environment, TEP expects to continue to benefit from population and economic growth in the Tucson area through increased revenues from its regulated distribution services.

     The Company's financial prospects are also subject to uncertainties relating to the start-up and developmental activities of the unregulated energy-related affiliates. Although the Company's investments in unregulated energy-related affiliates comprise approximately 2% of total assets, start-up costs and other subsidiary developmental activities have contributed to losses from certain of these activities in 1998. These losses have reduced the earnings reported by the Company on a consolidated basis for the nine-month period ended September 30, 1998.

     The Company is addressing the uncertainties discussed above and is positioning itself to benefit from the changing regulatory environment. We are aligning our corporate structure to meet the needs of the emerging energy markets. Effective November 1, 1998, TEP organized its regulated business activities into three separate business units: distribution, generation and transmission. We are improving cost measurement and management techniques and are re-engineering various functions at TEP. We have also extended contracts, where appropriate, for large wholesale and retail customers, and are developing new affiliates to provide energy services to markets beyond TEP's retail service territory. See Competition, Retail; Investments in Energy-Related Affiliates; and Results of Operations below.

     TEP's and UniSource Energy's consolidated capital structures remain highly leveraged. Since April 1997, however, we have made significant progress in our financial strategy to reduce refinancing risk by extending maturities of long-term debt and letters of credit and to reduce exposure to variable interest rates by refinancing with fixed interest rates. TEP refinanced variable rate debt obligations at fixed rates and entered into a new bank Credit Agreement to replace the MRA. On August 4, 1998, TEP issued bonds to refinance all of the First Mortgage Bonds that restricted the payment of dividends, and redeemed those bonds (which would have matured between 1999 and 2003) on September 3, 1998. See Financing Developments, TEP First Mortgage Bonds and Dividends on Common Stock, below.

     During the next twelve months, TEP expects to fund its operating activities and construction expenditures with internal cash flows, existing cash balances, and, if necessary, borrowings under the Revolving Credit Facility. As of November 6, 1998, cash balances, including cash equivalents for UniSource Energy, were approximately $170 million, of which $151 million was held by TEP and its consolidated subsidiaries.


COMPETITION
-----------

    RETAIL

     Under current law, TEP does not compete with other companies for
electric service in TEP's retail service territory.   However, TEP
competes against gas service suppliers and others who provide energy services. TEP actively markets energy and customized energy-related services. We have not lost any customers to self-generation partly because of these efforts. For example, in recent years, TEP executed new contracts with two principal customers that provide approximately 9% of TEP's total annual retail revenues. Both customers are in the copper mining business. The new contracts include price reductions, term extensions, and a provision for interruptible service. These contracts expire in March 2001 and January 2003. These mining customers cannot terminate the contracts early without at least one and up to two years prior notice. We have not received any such notices.

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

     Appeal of ACC Order

     In February 1997, TEP filed in the Arizona Superior Court an appeal of the ACC order adopting the rules. TEP filed a motion for summary judgment, claiming, among other things that the Competition
Rules: (a) violated the Regulatory Compact between TEP and the State of Arizona; (b) confiscated TEP's property; and (c) violated due process. The Court did not grant summary judgment but ruled that the ACC must hold hearings before it can modify TEP's Certificate of Convenience and Necessity (CC&N). No trial date has been set in the case and no final order has been issued. We are unable to predict the outcome of the appeal.

     State and Federal Legislative Initiatives on Retail Electric Competition

     A legislative study committee established by the Arizona Legislature issued a report on retail electric competition in December 1997. The report identified tax and other issues for the legislature to address. In January 1998, Arizona legislators introduced HB 2663 regarding the implementation of retail electric competition in Arizona. This bill was passed by the Arizona State Legislature and signed by the Governor in May 1998. The legislation requires the introduction of customer choice to 20% of each public power entity's retail load by December 31, 1998, with 100% customer choice by December 31, 2000. Although this legislation only relates directly to public power entities such as SRP; the bill encourages broader application of the legislation's principles by the ACC to the state's investor-owned utilities, including TEP, and to cooperatives.

     Additionally, federal legislators introduced several retail competition initiatives in Congress which, if passed, could modify or override the actions taken by the ACC or the Arizona Legislature. Congress is not expected to act on the legislation in 1998. We are unable to predict the ultimate impact of such federal legislative initiatives.

     ACC Order on Stranded Cost Recovery

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

     Divestiture/Auction Methodology
     -------------------------------

	-	Affected Utilities choosing divestiture through the auction method
		must file a divestiture plan for ACC approval no later than October 1,
		1998.  Divestiture must be completed by January 1, 2001.

	-	The amount of stranded costs shall be the difference between the value
		of generation assets (generating plants, purchased power contracts,
		fuel contracts, and related regulatory assets) under traditional
		regulation and the market value of the assets after divestiture.  The
		definition of stranded costs shall include reasonable costs incurred
		for premiums, penalties or other payments necessary to effect
		divestiture, income tax ramifications of divestiture, redemption costs
		associated with tax-exempt two-county debt which may have to be
		redeemed upon transfer of the assets, and other reasonable costs
		necessarily incurred to accomplish divestiture.  Unmitigated stranded
		costs shall also include reasonable employee severance and retraining
		costs necessitated by electric competition.

	-	An Affected Utility shall be permitted to collect 100% of its stranded
		costs, including a return on its unamortized balance over a ten-year
		period, with a true-up mechanism.

	-	The ACC will work with the Affected Utility to provide sufficient
		assurances in order to avoid triggering write-offs related to the application of FAS 71.

	-	An Affected Utility's generation affiliate may acquire the generation
		assets of its parent or sister company, or the generation assets of
		another Affected Utility in the auction if it establishes that it is
		the highest bidder and that the acquisition will not result in the
		entity having more than 40% of the state's total generation megawatts
		of capacity.

	-	An Affected Utility that divests all its generation costs to non-
		affiliated entities, that results in negative stranded costs (not including regulatory assets), shall be entitled to keep 50% of the negative stranded costs.

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

	 The order required that each Affected Utility file its choice of options for stranded cost recovery by August 21, 1998. The order also required that each Affected Utility file an implementation plan that would include the following items, if appropriate, for its option choice: the estimation of stranded costs separated out into regulatory assets and other generation related assets; a preliminary plan for auction/divestiture; the minimum financial ratios to maintain financial viability for ten years; the amount of regulatory assets requested, how much of those assets are generation related, and the Commission Decision Number that approved such assets; and other information as necessary.

	 TEP's Stranded Cost Recovery Plan

     On August 21, 1998, TEP filed a proposed plan for divestiture of generating assets and stranded cost recovery with the ACC. Under the plan, TEP proposed to divest all of its generating assets and associated property as a method of recovering stranded costs. In its filing with the ACC, TEP estimated its stranded costs may range from $600 million to $1.1 billion.

     TEP owns, leases or co-owns 1,895 MW of generating capacity at five fossil-fueled power plants in Arizona and New Mexico. Of that total, 1,182 MW are TEP-operated facilities, including the Springerville Generating Station and the Irvington Generating Station. The net book value of TEP's generating plant assets (including assets held under capitalized leases) was approximately $1.3 billion at December 31, 1997.

     ACC Staff Stranded Cost Recovery Agreement (SCR Agreement)

     On November 4, 1998, TEP reached a settlement agreement, the SCR Agreement, with the ACC Staff for approval of its plan to divest generation assets and for 100% recovery of stranded costs. The SCR Agreement also supports a Memorandum of Understanding (MOU) between TEP and Arizona Public Service Company (APS) to exchange TEP's interests in the Navajo and Four Corners Generating Stations for certain high voltage transmission assets currently owned by APS. The SCR Agreement is subject to ACC approval. The ACC Staff has requested that the ACC consider the SCR Agreement beginning on November 20, 1998. However, no specific date has been set. If the ACC does not approve the SCR Agreement, without changes, by November 25, 1998, the SCR Agreement would be considered withdrawn by both TEP and the ACC Staff. The SCR Agreement includes the following:

-	 Stranded costs will include:
	 -	the difference between the book value of generation assets under
		traditional regulation and their market value determined through an
		auction process;
	 -	reasonable costs incurred for premiums, penalties, and/or other
		payments necessary to implement divestiture; and
	 -	reasonable employee severance and retraining costs necessitated by
		competition.

-	 TEP will divest its generation assets, pursuant to specified auction
	 protocols, by December 31, 2000. TEP would also seek to terminate its obligations under its leases relating to generating assets. TEP expects cash payments to lease participants would be required in connection with any such terminations. In order to complete divestiture of both owned and leased assets, TEP also expects to be required to make cash payments to various creditors and other parties. In addition, a substantial portion of the generating assets have been financed through tax-exempt bonds. TEP expects that such bonds would need to be redeemed or defeased as a result of the divestiture.

-	 If the auction of one or more generating units is unsuccessful, TEP
	 would seek to recover stranded costs relating to such unit(s) based on the "Net Revenues Lost" approach. Under that approach, stranded cost is determined as the net present value of the annual differences between the expected revenues under traditional regulation and revenues likely to be received after the introduction of retail competition.

-	 TEP would recover 100% of its stranded costs and a return on any
	 unamortized balance over an eight to ten-year period ending December 31, 2008 as follows:

	 -	Interim Transition Charge (ITC)
		Beginning January 1, 1999 through the date of divestiture (no later
		than December 31, 2000), an ITC would be recovered from customers
		under the Standard Offer and from those customers purchasing energy
		from competitive suppliers.  The ITC will be calculated as the
		difference between the embedded cost of generation included in current
		rates and a market price for electric power.

	 -	Competition Transition Charge (CTC)
	    Following divestiture, a CTC will be collected from all distribution customers for a period of six to eight years. The CTC will include recovery of a carrying cost equal to TEP's cost of capital based on a capital structure consisting of 35 percent equity and 65 percent debt.

-	 TEP expects that the cash TEP will pay to divest will exceed the
	 proceeds from the sale of owned assets. To finance the cash requirements of divestiture, TEP would be permitted to "securitize" the CTC by issuing bonds through a special purpose entity. If the SCR Agreement is approved by the ACC, which is a separate branch of government in Arizona, it would represent an administrative (not legislated) authority to securitize stranded costs. To date, similar securitizations have been issued under legislative rather than administrative authority.

-	 Open access will begin in TEP's retail market on January 1, 1999,
	 consistent with the Retail Electric Competition Rules.

-	 TEP's retail customers who remain on the Standard Offer will not
	 experience any increases in their current electricity pricing during the transition period (prior to January 1, 2001). Rather, retail customers who continue to purchase their energy requirements from TEP will benefit from the base price decreases described in TEP Rate Settlement Agreement, below. After December 31, 2000, retail prices will include the price TEP has to pay to acquire power in the competitive generation market.

-	 The SCR Agreement will resolve all pending litigation between TEP and
	 the ACC involving the Retail Electric Competition Rules. See Appeal of ACC Order, above.

-	 Transmission Assets

	-	TEP will establish a new subsidiary (Transmission Subsidiary) by
		December 31, 2000, to hold all of its transmission assets.  TEP will
		acquire transmission assets and then contribute these assets to the
		Transmission Subsidiary.  The SCR Agreement allows TEP to acquire all
		345 kV and 500 kV transmission facilities owned by APS.

	-	The SCR Agreement supports an exchange of TEP's ownership interests in
		the Navajo Generating Station and Four Corners Generating Station for
		these transmission assets of APS.  TEP currently owns 7.5 percent of
		Units 1, 2 and 3 at Navajo, a total of 168 MW, and 7 percent of Units
		4 and 5 at Four Corners, a total of 110 MW.  Under the MOU, the
		closing of this transaction is to be on or before January 2, 2001.
		Upon completion of the asset exchange, TEP would enter into a four-
		year power sales contract with APS to purchase 200 MWs from these
		units.

	-	TEP expects to have a pre-tax gain from the exchange.  This assumes
		the market value for APS' transmission assets less is greater than the
		net book value of TEP's generation assets at closing.  The SCR
		Agreement allows for 35% of the net book value of transmission assets
		to be used to capitalize the Transmission Subsidiary.  TEP would also
		establish a regulatory liability in an equal amount.  Interest earned
		on the regulatory liability, based on the after-tax cost of capital of
		the stranded cost securitized balance, will be credited to retail
		customers during the CTC collection period.  Additionally, the
		regulatory liability will be amortized to retail customers over 10
		years on a straight-line basis beginning after the conclusion of the
		CTC.

   WHOLESALE

     TEP competes with other utilities, marketers and independent power producers in the sale of electric capacity and energy in the wholesale market. FERC generally does not permit TEP's prices for wholesale sales of capacity and energy to exceed rates determined on a cost of service basis. However, in the fall of 1997, FERC granted TEP a tariff to sell at market-based rates. In the current market, wholesale prices are substantially below total cost of service, but in all instances, we make wholesale sales at prices which exceed fuel and other variable costs. In addition, we expect competition to sell capacity to remain vigorous. Prices may remain depressed for at least the next several years due to increased competition and surplus capacity in the southwestern United States. Competition for the sale of capacity and energy is influenced by the following factors:

	 -	availability of capacity in the southwestern United States,
	 -	the availability and prices of natural gas, oil and coal,
	 -	spot energy prices, and
	 -	transmission access.

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

     TEP, along with other transmission owners and users located in the southwestern United States, is investigating the feasibility of forming an ISO for the region. An ISO would be responsible for ensuring transmission reliability and nondiscriminatory access to the regional transmission grid. Over 50 participants have signed a Development Agreement. The formation of an ISO would be subject to approval by the FERC and state regulatory authorities in the region. The financial aspects of forming an ISO, including the potential effects on TEP's future results of operations, will be examined as part of the developmental work.

TEP RATE SETTLEMENT AGREEMENT
------------------------------

     On August 25, 1998, the ACC approved a rate settlement agreement (Rate Settlement) which provides TEP's retail customers with base price decreases over the next two years. TEP's base price will decrease by the following percentages:

-	an initial 1.1% (about $7.0 million) decrease effective July 1, 1998;
-	a second decrease of 1.0% (about $5.5 million) on July 1, 1999; and
-	an additional 1.0% (about $5.5 million) decrease on July 1, 2000.

The latter two decreases will apply to all Standard Offer customers who do not have or do not choose access to retail competition during the two-year phase-in of the ACC's Electric Competition Rules beginning January 1, 1999. The Rate Settlement meets the requirement in the ACC's Electric Competition Rules for a 3-5% rate reduction. See Competition, Retail.

     The Rate Settlement resolves TEP's application for a price decrease in its Shared Savings Proposal filed with the ACC on July 9, 1997. The settlement also provides for TEP to mitigate potentially stranded costs through the accelerated recovery of an additional $4.3 million (after-tax) of deferred regulatory assets. This increase in amortization expense will be reflected in TEP's regulatory accounting records but will have no impact on the expenses included in its financial statements. See Note 6 of Notes to the Condensed Consolidated Financial Statements, Rate Matters.

     The Rate Settlement further affirms an interim accounting order issued by the ACC in July 1997. That order authorizes TEP to record a $50 million coal contract termination fee as a deferred regulatory asset and amortize that asset over approximately 13 years, or $3.8 million per year. At September 30, 1998, $45.2 million of this regulatory asset remained unamortized. This fee was incurred when TEP negotiated a new coal contract with the coal supplier to the Springerville Generating Station which reduced its annual fuel bill initially by approximately $10 million.


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

We periodically assess whether we continue to meet these conditions. If we were required to stop applying FAS 71 to all or a portion of TEP's regulated utility operations, we would write off the related balances of TEP's regulatory assets and liabilities as a charge in our income statement. In that event, our earnings would be reduced by the net amount of regulatory assets and liabilities, after applicable deferred income taxes. Based on the balances of TEP's regulatory assets and liabilities at September 30, 1998, if we stopped applying FAS 71 to all of TEP's regulated operations, we would record an extraordinary loss of approximately $150 million, net of the related deferred income tax benefit of $101 million. Approximately 62% of TEP's net regulatory assets on the balance sheet relate to electric generation. While our cash flows may be affected by regulatory orders and market conditions, our cash flows would not be affected if we ceased to apply FAS 71.

     If we stop applying FAS 71, we would need to evaluate the likelihood that we could recover the cost of TEP's electric plant in the marketplace. If undiscounted cash flows are less than the carrying value of those plant assets that we continue to own, then we would need to write off as an expense a portion of those plant assets to reflect their current market value. Plant assets to be disposed of would be written down to fair value if it is less than carrying value. We cannot predict if we would write off any plant assets as a result of these evaluations.

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

     We expect that TEP will cease to account for its generation operations using FAS 71 at the time the ACC approves the SCR Agreement or another cost recovery plan specific to TEP, which includes the specific percentage of stranded costs that TEP can recover and a cost recovery method. The amount and method of recovery that the ACC approves for TEP will determine whether write-offs will be incurred at that time. TEP expects the ACC to make a decision and issue a final order regarding its stranded cost recovery plan by year-end 1998. However, the specific amount of stranded costs won't be determined until the divestiture plan is implemented. We are unable to predict the amount of write-offs, if any, that may be incurred at that time.


INVESTMENTS IN ENERGY-RELATED AFFILIATES
----------------------------------------

      Our investments in the energy-related affiliates owned by MEH comprise approximately 2% of the consolidated total assets of the Company. These investments contributed net income of $5.7 million for the third quarter, but contributed a net loss of $4.0 million for the first nine months of 1998. These results are included in the Other Income (Deductions) section on UniSource Energy's income statement. The sale of Nations Energy's interest in Trigen-Nations Energy was the primary contributor to the net income reported in the third quarter of 1998. The Company's equity in the losses at NEV caused the overall loss at MEH for the first nine months of 1998.

      The California electricity market was originally scheduled to open to competitors such as NEV on January 1, 1998. However, technical matters related to the California Independent System Operator and the California Power Exchange delayed the opening of the electricity market until March 31, 1998. Therefore, NEV could not make retail power sales in California in the first quarter. Start-up costs associated with expansion into additional regions of the country also contributed to the losses in the first nine months of 1998. Although the delays in establishment of the competitive market caused losses at NEV in the first nine months, NEV expects losses to decline as more customers are added throughout the year.

      NEV has incurred a total loss in excess of $40 million for the period September 1997 through September 1998. From September 1997, the inception of Millennium's ownership in NEV, through September 30, 1998, Millennium recorded approximately $23.8 million of NEV losses. The amount equals the total funds and unsecured commitments provided by Millennium and UniSource Energy to NEV. Accounting principles limit the amount of NEV's loss to be recorded by Millennium to the total amount invested and committed by Millennium and UniSource Energy on an unsecured basis. Should Millennium or UniSource Energy provide additional unsecured funding to NEV, the amounts provided would be immediately expensed up to the lesser of the amount of funding provided or the amount of NEV cumulative incurred losses in excess of the $23.8 million already recorded by Millennium and UniSource Energy. NEV is seeking sources other than Millennium and UniSource Energy to provide funding. There can be no assurance that any such financing will be obtained.

      Depending on the nature of future investment opportunities, we expect to make additional investments in energy-related ventures. The ACC Holding Company Order requires that the capitalization (debt and equity) of the Company's affiliates other than TEP not exceed 30% of TEP's capitalization unless otherwise approved by the ACC.


DIVIDENDS ON COMMON STOCK
-------------------------

    UniSource Energy

     UniSource Energy's ability to pay dividends depends upon cash flow from TEP and MEH. As described below, in the third quarter of 1998 TEP redeemed those First Mortgage Bonds which had covenants restricting the payment of dividends. TEP has not declared or paid a dividend on common stock since 1989.

    TEP

     On September 3, 1998, TEP redeemed the five outstanding issues of First Mortgage Bonds (aggregating $137 million in principal amount) which contained covenants which prevented TEP from paying dividends unless specific cash flow coverage and retained earnings tests were met. See Financing Developments, TEP First Mortgage Bonds, below.

     TEP's Credit Agreement allows TEP to pay dividends if it maintains compliance with the agreement and meets certain financial covenants, including a covenant that requires TEP to maintain a minimum level of net worth. As of September 30, 1998, the required minimum net worth was $180.8 million. TEP's actual net worth at September 30, 1998 was $253.4 million. See Financing Developments, TEP Credit Agreement, below. As of September 30, 1998, TEP is in compliance with the terms of the Credit Agreement.

     The ACC Holding Company Order states that TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings until TEP's equity ratio equals 37.5% of total capital (excluding capital lease obligations). As of September 30, 1998, TEP's equity ratio on that basis was 17.3%.

     In addition to these restrictive covenants, the Federal Power Act states that dividends shall not be paid out of funds properly included in the capital account. Although the terms of the Federal Power Act provisions are unclear, we believe that there is a reasonable basis to pay dividends from current year earnings.

EARNINGS
--------

     UniSource Energy recorded net income of $33.7 million in the third quarter of 1998 compared with net income of $43.4 million in the third quarter of 1997. Net income per average share of Common Stock was $1.05 for the third quarter of 1998 compared with net income per average share of Common Stock of $1.35 for the third quarter of 1997. The major reasons for the variance between the results for the third quarter of 1998 and the results for the third quarter of 1997 were:

	 -	$13.1 million in net operating loss carryforward tax benefits recorded in 1997,
	 -	a $5.8 million after-tax gain from the sale of a partnership
		interest by an unregulated energy-related affiliate in 1998,
	 -	retail sales were lower due to milder weather conditions in 1998,
	 -	retail revenues were lower due to a 1.1% rate decrease effective
		July 1, 1998,
	 -	a $7.1 million reduction in retail revenues in 1998 related to a
		change in the method of estimating unbilled revenues, and
	 -	interest expense was $2.5 million higher in 1998 due to
		refinancings.

     For the first nine months of 1998, the Company recorded net income of $27.7 million, compared with net income of $84.8 million for the first nine months of 1997. Net income per average share of Common Stock was $0.86 for the first nine months of 1998 compared with net income per average share of Common Stock of $2.64 for the first nine months of 1997. The major reasons for the variance between the results for the first nine months of 1998 and the results for the first nine months of 1997 were:

	 -	$42.4 million in net operating loss carryforward tax benefits
		recorded in 1997,
	 - $10.2 million in pre-tax other income from a reversal of loss provision in 1997,
	 -	$8.1 million of non-cash regulatory revenues recorded in 1997,
	 -	$4.0 million in net losses from investments in unregulated energy-
		related businesses in 1998,
	 -	retail sales were lower due to mild weather conditions in 1998,
	 -	retail revenues were lower due to a 1.1% rate decrease effective
		July 1, 1998,
	 -	a $7.1 million reduction in retail revenues in 1998 related to a
		change in the method of estimating unbilled revenues, and
	 -	interest expense was $10.0 million higher in 1998 due to
		refinancings.

     TEP recorded net income of $29.4 million for the third quarter of 1998, compared with net income of $43.4 million in the third quarter of 1997. The third quarter earnings decrease was primarily attributable to the absence of tax benefit recognition in 1998, lower retail sales due to mild weather conditions, a 1.1% rate decrease effective July 1, 1998, an adjustment to retail revenues for a change in the method of estimating unbilled revenues, and higher interest expense from refinancings. Earnings for the nine-months ended September 30, 1998 were $35.8 million, compared with net income of $84.8 million for the same period in 1997. The same factors which contributed to the variance for the third quarter also explain the nine-month results. In addition, income from a reversal of loss provision and non-cash regulatory revenues, both recorded in the nine months ended September 30, 1997, contributed to the earnings variance.

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

  Utility Sales and Revenues

     Comparisons of TEP's kilowatt-hour sales and electric revenues are shown below:


                                                                              Increase/(Decrease)
                                                                              -------------------
Three Months Ended September 30                    1998           1997         Amount     Percent
-------------------------------                    ----           ----         -----      -------
Electric kWh Sales (000):
      Retail Customers                           2,280,253      2,321,385      (41,132)      (1.8)%
      Sales for Resale                           1,417,787        921,220      496,567       53.9
                                                 ---------      ---------      --------
             Total                               3,698,040      3,242,605      455,435       14.0

Electric Revenues (000):
      Retail Customers                            $196,449       $201,566      $(5,117)     (2.5)%
      Sales for Resale                              56,831         29,523       27,308      92.5
                                                  --------       --------      --------
             Total                                $253,280       $231,089      $22,191       9.6



                                                                              Increase/(Decrease)
                                                                              -------------------
Nine Months Ended September 30                     1998           1997         Amount     Percent
------------------------------                     ----           ----         -----      -------
Electric kWh Sales (000):
      Retail Customers                           5,889,674      5,830,042      59,632        1.0%
      Sales for Resale                           3,304,675      2,385,481     919,194       38.5
                                                 ---------      ---------     -------
             Total                               9,194,349      8,215,523     978,826       11.9
Electric Revenues (000):
      Retail Customers                            $485,333       $490,752     $(5,419)      (0.1)%
      Amortization of MSR Option
            Gain Regulatory Liability                    0          8,105      (8,105)    (100.0)
      Sales for Resale                             108,636         69,483      39,153       56.3
                                                 ---------      ---------     --------
            Total                                 $593,969       $568,340     $25,629        4.5


     TEP's kWh sales to retail customers decreased by 1.8% during the third quarter of 1998 compared with the third quarter of 1997. Although TEP experienced retail customer growth of 2.7%, moderate weather conditions in the quarter contributed to the decline in retail kWh sales. Based on cooling degree days, a commonly used measure in the electric industry that is calculated by subtracting 75 from the average of the high and low daily temperatures, the Tucson area registered a decrease of approximately 7% in cooling degree days for the third quarter of 1998 compared with the same period in 1997, and a decrease of approximately 3% in cooling degree days compared with the ten year average for the same period from 1988 to 1997. Cooling degree days for the third quarter of 1998 were 944, compared with 1015 for the third quarter of 1997 and 970 for the ten-year average.

     For the first nine months of 1998, kWh sales to retail customers were 1.0% higher than the same period in 1997. Retail customer growth for the nine months ended September 30, 1998 averaged 2.1%. Milder weather conditions in both the second and third quarters of 1998 contributed to the moderate growth in retail kWh sales for the nine-month period.

     Revenues from sales to retail customers decreased by 2.5% in the third quarter of 1998 compared with the same period in 1997 because of the lower kWh sales and a 1.1% across the board rate reduction retroactive to July 1, 1998. Also, in the third quarter of 1998, TEP changed its method of estimating unbilled revenues, which resulted in a $7.1 million adjustment to retail revenues. Renegotiated pricing of contracts with large commercial, industrial and mining customers also resulted in reduced revenues. Retail revenues for the nine-month period of 1998 were relatively flat, with the increase in kWh sales noted above offset by the impacts of lower rates under long-term contracts to large customers, the retail rate reduction implemented in the third quarter of 1998, and the adjustment for the change in the method of estimating unbilled revenues. See Note 9. of Notes to Condensed Consolidated Financial Statements, Change in Method of Estimating Unbilled Revenues.

     The lower retail demand in the third quarter allowed TEP to increase its wholesale sales activity. Our kWh sales for resale increased by 54% and the related revenues nearly doubled in the third quarter of 1998 relative to the same period in 1997. For the nine months ended September 30, 1998, sales for resale were up 39% and wholesale revenues increased 56% compared to the same period in 1997.

     Although average temperatures were milder overall in the second and third quarters of 1998, TEP set a record for retail electricity sold in a 24-hour period on July 16, 1998, distributing 33,959 megawatt-hours to its retail customers, a 7.0% increase over the previous record set in 1997. On the same date, TEP experienced a new record peak demand of 1,786 MW, an increase of 7.7% over the previous record of 1,659 MW set on August 10, 1997.

     TEP's non-cash revenue from the Amortization of the MSR Option Gain Regulatory Liability was $8.1 million in the first nine months of 1997. This regulatory liability was fully amortized in May 1997. Therefore, no amortization was recognized in 1998. If we exclude the revenue from the MSR Option Gain amortization from 1997 revenues, total operating revenues would have been 6.0% higher in the first nine months of 1998 than the same period in 1997.

  Operating Expenses

     Fuel and Purchased Power expense increased by 43% in the third quarter and 22% in the first nine months of 1998 compared with the same period in 1997 because of the increased purchased power to support the higher wholesale sales we discussed above, as well as to provide energy during several brief, but unscheduled, power plant outages during the third quarter of 1998. If we exclude the growth in Fuel and Purchased Power expense, other operating expenses decreased in total by 4% in the third quarter and by 3% in the first nine months of 1998 over the same periods in 1997.

     Other Operations expense was $3.4 million lower in the third quarter and $4.4 million lower in the first nine months of 1998 than in the same periods of 1997. Results for 1997 included consulting fees paid to NEV of $2.6 million in the third quarter and $6.3 million for the nine-month period.

 Other Income (Deductions)

     UniSource Energy and TEP recognized $13.1 million of NOL benefit in the third quarter of 1997 and none in 1998. This lack of benefit recognition and higher tax expense resulting from increased income, caused the third quarter 1998 income tax benefits included in Other Income (Deductions) to decrease by $14.3 million and $15.3 million for UniSource Energy and TEP, respectively, from the third quarter of 1997.

     Compared with the first nine months of 1997, 1998 income tax benefits included in Other Income (Deductions) decreased by $37.9 million and $40.7 million for UniSource Energy and TEP, respectively. These changes are mainly due to the lack of recognition of Net Operating Loss (NOL) benefits offset by greater tax benefits as a result of lower income. UniSource Energy and TEP recognized $42.4 million of NOL benefit in the first nine months of 1997 and none in 1998.

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

     Other Income for TEP includes interest income on the promissory note it received from the Company in exchange for the transfer of its stock in MEH. See Note 3 of Notes to the Condensed Consolidated Financial Statements, Transfer of MEH from TEP to UniSource Energy. TEP recorded interest income of $2.4 million in the third quarter and $7.0 million in the first nine months of 1998 from this note. On the Consolidated Statement of Income for UniSource Energy, this income is eliminated as an inter-company transaction.

     The unregulated energy subsidiaries owned by MEH reported net income of $5.7 million for the third quarter and a net loss of $4.0 million for the first nine months of 1998, compared with net losses of $1.6 million in the third quarter and $2.1 million for the first nine months of 1997. Net income for the third quarter of 1998 resulted from a $5.8 million after-tax gain on the sale of Nations Energy's interest in Trigen-Nations Energy, which owns and operates the Coors Brewing Company power plant in Golden, CO. The delayed implementation of California's competitive electricity market until March 31, 1998, expansion into additional regions of the country, and other subsidiary development activities affected the financial results for these businesses for the nine month period. See Investments in Energy-Related Affiliates.

  Interest Expense

     Interest expense increased by $2.5 million in the third quarter and by $10.0 million of the first nine months of 1998 relative to the same periods in 1997. Higher letter of credit fees for TEP's new Credit Agreement, as well as higher interest rates from the refinancing of certain variable rate debt obligations with fixed rate debt obligations accounted for a substantial part of the increase.
TEP also incurred higher interest expense in 1998 when new bonds were issued and began accruing interest for periods up to 45 days before the redemption of old bonds. (See Financing Developments, TEP Sale of Pollution Control Bonds and TEP First Mortgage Bonds, below). These refinancings benefit TEP by extending debt maturities and reducing the risk from changes in variable interest rates.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  CASH FLOWS

     UniSource Energy

     Cash and cash equivalents increased by $44.7 million or 37% during the twelve months ended September 30, 1998. The September 30, 1998 ending balance was $164.5 million compared with the September 30, 1997 ending balance of $119.8 million. For the twelve-month period ended September 30, 1998, net cash flows from operating activities exceeded the cash needed for investing and financing activities.

     Net cash flows from operating activities increased in aggregate by $30.8 million in the first nine months of 1998 compared with the same period in 1997. This increase was mainly due to the payment of $40.0 million in contract termination fees to the Springerville coal supplier in the first nine months of 1997 compared to $10.0 million paid to the coal supplier in the first nine months of 1998 (see Note 6 of Notes to Condensed Consolidated Financial Statements, Rate Matters). Significant increases in cash receipts for the nine-month period included cash receipts from sales for resale and proceeds from the sale of emission allowances. These were offset by increased payments for higher fuel and purchased power costs supporting the higher wholesale sales, and higher cash interest payments due to debt redemptions and higher interest rates on refinanced debt for 1998.

     Total net cash outflows from investing activities increased by $10.9 million during the first nine months of 1998 compared with the same period in 1997. Construction Expenditures increased by $6.8 million in the 1998 period, while net Investments in Joint Ventures were $3.1 million higher.

     Total net cash outflows from financing activities decreased by $8.8 million in the first nine months of 1998 compared with the same period in 1997. Net retirements of long-term debt and capital lease obligations were greater in the first nine months of 1997, primarily due to the repayment of the $31 million balance outstanding on TEP's Renewable Term Loan.

     Our consolidated cash balance, including cash equivalents, at November 6, 1998 was approximately $170 million. Of this amount, $151 million was held by TEP and its wholly-owned subsidiaries. We invest cash balances in high-grade money market securities with an emphasis on preserving the principal amounts invested.

     TEP

     Cash and cash equivalents increased by $12.6 million, or 11%, from the September 30, 1997 ending balance of $119.8 million to the September 30, 1998 ending balance of $132.4 million. TEP expects to generate enough cash flow during the next twelve months to fund continuing operating activities and construction expenditures. Actual cash flows may vary from projections if there are changes in wholesale revenues, changes in short-term interest rates or other factors. If cash flows were to fall short of expectations, TEP would use existing cash balances and, if necessary, borrow from the Revolving Credit Facility. At November 6, 1998, there was no outstanding balance due under the Revolving Credit Facility.

  FINANCING DEVELOPMENTS

    Warrant Exchange Offer

     From August 18, 1998 through October 23, 1998, the Company offered to exchange outstanding warrants previously issued by TEP. At the time of the exchange offer, there were approximately 12.1 million aggregate number of TEP Warrants outstanding. TEP Warrants entitle the holder of five warrants to purchase one share of TEP common stock for $16.00. Currently, UniSource Energy owns 100% of the common stock of TEP and TEP common stock is not publicly traded. In order to provide TEP Warrant holders with the opportunity to obtain warrants exercisable into UniSource Energy common stock, which is listed and has an established market, the Company offered to exchange UniSource Energy Warrants for TEP Warrants. Each whole new UniSource Energy Warrant entitles the holder to purchase one share of UniSource Energy common stock for $16.00. For each TEP Warrant, the holder received:

-	0.20 UniSource Energy Warrant, expiring March 15, 1999; and
-	0.20 UniSource Energy Warrant, expiring December 15, 2000.

      The Exchange Offer expired on October 23, 1998.  Approximately
1.5 million UniSource Energy Warrants of each series were issued in exchange for approximately 7.5 million tendered TEP Warrants. Approximately 4.6 million TEP Warrants were not tendered for exchange and retain the right to purchase, upon payment of the exercise price, TEP common stock. The shares of TEP common stock issued as a result of any exercise of TEP Warrants are not exchangeable for UniSource Energy common stock.

    Direct Stock Purchase Plan

      The Company established a direct stock purchase plan, called the Investment Plus Plan, in the third quarter of 1998. The Investment Plus Plan provides a method of investing directly in the Company's common stock without brokerage commissions or service charges.

    TEP First Mortgage Bonds

     In 1997 the ACC granted authority to TEP to refinance up to $184 million of its First Mortgage Bonds scheduled to mature between 1999 and 2003, as well as any redemption premiums, by issuing new debt and/or equity securities. TEP completed these transactions in the third quarter of 1998 and fulfilled its objective to extend maturities and eliminate certain restrictive covenants contained in the existing First Mortgage Bonds.

     In May 1998, TEP exchanged $46.9 million of its then existing 12.22% First Mortgage Bonds due 2000 for the same amount of new 12.22% Exchange Series First Mortgage Bonds due 2000. With the exception of the elimination of a covenant restricting the payment of dividends, the new bonds have substantially the same terms and conditions as the then existing bonds.

     In August 1998, TEP issued $140 million of First Collateral Trust Bonds, Series A, and used the net proceeds in September 1998 to redeem all of its First Mortgage Bonds due in 1999, 2001, 2002, and 2003, as well as the $31.9 million of 12.22% First Mortgage Bonds due 2000 not tendered for exchange as described above. Interest rates on the bonds that were redeemed ranged from 7.55% to 12.22%. When TEP redeemed these bonds, it eliminated covenants that prohibited the payment of common stock dividends so long as it had an accumulated earnings deficit (see Dividends on Common Stock). The First Collateral Trust Bonds, Series A bear interest at 7.50% and mature in 2008. The First Collateral Trust Bonds are not secured by a direct mortgage or other lien on property of TEP, but instead are collateralized by an equal aggregate principal amount of bonds issued under TEP's General First Mortgage and held by the trustee. If and when the bonds collateralizing the First Collateral Trust bonds constitute all bonds outstanding under TEP's General First Mortgage, the bonds issued under the General First Mortgage may be surrendered and substituted with an equal amount of bonds issued under the General Second Mortgage. If and when the bonds collateralizing the First Collateral Trust bonds constitute all bonds outstanding under the General Second Mortgage, the bonds may be surrendered and the First Collateral Trust Bonds, Series A will become unsecured obligations of TEP.

     In November 1998, TEP called $30 million of its 8.50% First
Mortgage Bonds ($57.9 million aggregate principal amount outstanding) for redemption on December 7, 1998. Such bonds are scheduled to mature in 2009.

    TEP Sale of Pollution Control Bonds

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

    TEP Credit Agreement

     As of September 30, 1998 and as of November 6, 1998, TEP had no borrowings outstanding under its $100 million Revolving Credit
Facility.

     As described above in TEP Sale of Bonds, after TEP redeemed the 1981 Series A Apache County Pollution Control Revenue Bonds on May 15, 1998, the amount of its Letter of Credit Facility decreased to $341 million and the amount of its total facilities under the Credit Agreement, which includes the Revolving Credit Facility discussed above, decreased to $441 million.

     TEP is required by its Credit Agreement to maintain certain financial covenants including (a) a minimum Consolidated Tangible Net Worth equal to the sum of $133 million plus 40% of cumulative Consolidated Net Income since January 1, 1997, (b) a minimum Cash Coverage Ratio ranging from 1.30 in 1998 and gradually increasing to
1.55 in 2002, and (c) a maximum Leverage Ratio ranging from 7.00 in 1998 and gradually decreasing to 6.20 in 2002. For the quarter ended September 30, 1998, TEP was in compliance with each of these covenants.

    UniSource Energy--Loans and Guarantees

     Effective September 1, 1997, Millennium exercised an option to acquire a 50% ownership in NEV. Concurrent with the exercise of the option, Millennium made a capital contribution in the amount of $0.8 million.

     In December 1997, Millennium committed to provide NEV with $20 million of funding. At September 30, 1998, NEV had received $19 million under the commitment. As a result, the remaining commitment amount available was $1 million at October 31, 1998. Additionally, in October 1998, NEV issued a $4.7 million promissory note to Millennium for a $3.0 million member loan Millennium extended to NEV in September 1997, and preferred operating return due Millennium under the terms of NEV's original operating agreement.

     UniSource Energy is the guarantor of $33.6 million of performance bonds that secure amounts NEV may owe to the utility distribution companies (UDCs) and energy suppliers in connection with NEV's sales to retail electric customers. NEV bills its customers for these charges. Additionally, in August 1998, UniSource Energy agreed to guarantee a $10 million loan that NEV obtained from an unrelated party. That loan is due in 1999.


IMPACT OF YEAR 2000 ON COMPUTER SYSTEMS AND APPLICATIONS
--------------------------------------------------------

      The Company continues to review, test and make modifications to its computer systems and applications in an effort to ensure that it will provide uninterrupted service and that year 2000 transactions can be processed. The Company's year 2000 program commenced in 1996. We believe that all identified systems and applications within our control will be year 2000 ready by June 30, 1999. "Year 2000 ready" means the system properly functions for our specific business requirements now, into, and through the next century.

State of Readiness
------------------

      We have completed an inventory and assessment for each of TEP's critical and non-critical information systems and embedded technologies. The following areas are being addressed: enterprise information systems; control and embedded systems; suppliers; and subsidiaries.

Enterprise Information Systems--We began the remediation, replacement or upgrade of these systems in 1996 and we expect to complete this process by the end of 1998, including testing and implementation. The following systems are included:

     Customer Services, Billing, Receivables: Compliant--Customer
	 Information System installed in 1998;
     Human Resources, Payroll: System installed in 1993 and upgraded
	 to full compliance in 1998;
     Work Management: Compliant--System installed in 1997;
     General Ledger, Fixed Assets, Projects: Scheduled for replacement in 1999 and current systems now being remediated with completion date in fourth quarter 1998;
     Accounts Payable, Purchasing, Inventory: Remediation completed in
	 1998.

Upgrades to the operating system software are scheduled through the first quarter 1999. An integrated test is then scheduled for the second quarter 1999 of the enterprise hardware, operating software and major applications with year 2000 date processing.

Control and Embedded Systems--We are reviewing the control and embedded systems of TEP's utility plant (including the generation units that TEP owns part of but does not operate). Many of these systems are critical to the power generation, transmission and distribution of electrical service. The inventory and assessment stages of the control and embedded systems program are complete as of the third quarter of 1998. The testing and remediation efforts are 55% complete and are expected to be substantially completed by the end of the second quarter of 1999. Major upgrades are scheduled for the Energy Management (SCADA) System and for power generation systems.

Suppliers--We have identified the major vendors from whom we purchase products or services relating to the generation, transmission and distribution of electrical service. We are working with those vendors to determine their plans to correct any problems they may face with year 2000 compliance and investigate any potential impact on TEP. Other business areas of the Company are also being reviewed for major vendors and the identified vendors will be pursued for their corrective plans and impact on TEP.

Subsidiaries--The Company is contacting NEV, Nations Energy and Global Solar to determine their state of readiness. These companies will be monitored to ensure plans are in place to avoid year 2000 disruptions.

Costs
-----

      From 1996 through September 30, 1998, specific year 2000 project costs of approximately $686,000 have been incurred, all of which were expensed. Those amounts exclude the costs of major system replacements which, in addition to other functional changes, served to remediate year 2000 issues. A budget of $1.35 million has been established for year 2000 project costs. All year 2000 remediation costs will be expensed as incurred. An additional $1.1 million of capital costs were moved up to 1999 due to year 2000 issues. This amount includes $0.6 million of capital costs that may be reclassified as expense for system upgrades at power generation facilities where TEP has a partial interest and is not the operator.

Risks
-----

      At this time we believe that all identified modifications to systems which the Company operates will be made within the required time frames. Notwithstanding the Company's efforts, there can be no assurance that all year 2000 problems with systems the Company operates will be identified and remediated in a timely fashion. Although the Company believes that, as a result of its year 2000 program, any problems arising from the failure to achieve year 2000 readiness will be minor, it is possible that such failure could disrupt the generation, transmission or distribution of electric energy or the billing and collection process. We cannot assure the year 2000 readiness status of systems or parties that the Company does not control. We cannot assess the effect on the Company of non-compliance by systems or parties that the Company does not control.

     TEP and other electric service providers in the WSCC are evaluating potential year 2000 risks resulting from interconnected electric and informational systems. Such interconnected systems are critical to the reliability and integrity of each interconnected electric service provider. It is possible that the failure of one such interconnected provider to achieve year 2000 readiness could disrupt the provision of electric services by others. TEP and other providers in the WSCC are working together in an effort to avoid such disruptions. TEP will participate in a 2nd Neighboring Interconnection meeting planned for December 7,1998, involving our adjacent Electric Utilities in the Southwest. TEP has scheduled compliance testing to coincide with the NERC 1st Industry Coordinated drill on April 8, 1999, and the 2nd drill on September 8, 1999.

Contingency Plans
-----------------

     The Company is preparing contingency plans to address the possibility that not all remediation efforts will succeed. TEP is documenting scenarios and has a schedule to document a draft mitigation plan by December 31, 1998. The plan includes procedure development, tests, and drills to coincide with the NERC plans.

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


                      PART II - OTHER INFORMATION

ITEM 1. -- LEGAL PROCEEDINGS
-------------------------------------------------------------------------------

TAX ASSESSMENTS

     See Note 2 of Notes to Condensed Consolidated Financial

Statements, Tax Assessments.

ITEM 5. - OTHER INFORMATION
-------------------------------------------------------------------------------

INVESTMENTS IN ENERGY-RELATED AFFILIATES

      MEH Corporation (MEH), a wholly-owned subsidiary of UniSource Energy, owns 100% of the stock of four subsidiaries. We established these subsidiaries to pursue various unregulated energy-related investment opportunities:

	(1)	Nations Energy Corporation (Nations Energy) develops independent power
		projects worldwide.  Recent transactions completed by Nations Energy
		include:

		-	The sale to Trigen Energy Corporation of a 48% interest in Trigen-
			Nations Energy, a partnership which owns and operates the 40 MW
			Coors Brewing Company power plant in Golden, CO.  Nations Energy
			recorded a $5.8 million after-tax gain on the sale.  Following the
			sale, Nations Energy owns a 1% interest in Trigen-Nations.  The
			partnership	purchased the steam and electric power plant from Coors
			in September 1995.
		-	The purchase of a minority interest in Corporation Panamena de
			Energia, S.A. (COPESA) for $7.5 million.  COPESA is an independent
			power producer which owns and operates a 43 MW power plant outside
			of Panama City. The energy is sold under a Power Purchase Agreement
			with an unrelated party.
		-	The purchase of a minority equity interest in the ECK Generating
			Power Project in the Czech Republic.  The 340 MW project consists
			of the upgrade and expansion of an existing cogeneration facility
			located in the city of Kladno.  The project is scheduled for
			completion in late 1999.  Once completed, the generating facility
			will sell power to a regional distribution company and to an
			adjacent industrial complex.

	(2)	Millennium Energy Holdings, Inc. (Millennium) holds a 50% interest in
		New Energy Ventures, Inc. (NEV).  NEV, a buyer's agent, provides
		electric load aggregation and advisory services to retail purchasers
		of electric energy.

		-	As of September 30, 1998, NEV had contracts to purchase energy for
			and	sell energy to customers principally in California and New York
			with a combined electrical demand of more that 1,850 MW.  NEV began
			serving	its California customers on March 31, 1998 when the
			California retail electricity market opened to competition.
		-	In October 1998, the Company and NEV announced the formation of a
			new	subsidiary, NEV Southwest L.L.C., with offices in Tucson and
			Phoenix.NEV Southwest will be responsible for developing new
			customer service opportunities, including energy supply and trading,
			in Arizona, Nevada, Utah, Colorado, and New Mexico, as these states
			move ahead	with plans to open to retail electric competition.
		-	NEV Technologies, a subsidiary of NEV, and its joint ventures hold
			exclusive distribution rights for the AlliedSignal TurboGeneratorTM
			in the western U.S. and certain international markets.  In October
			1998, Edison International made a $10 million minority equity
			investment in NEV Technologies.  NEV Technologies' two joint
			ventures are 50% owned by Dames & Moore Ventures.  NEV owns the
			remainder of NEV Technologies.

	(3)	Advanced Energy Technologies, Inc. (AET) holds a 50% interest in
		Global Solar Energy, L.L.C. (Global Solar), a manufacturer of thin-
		film photovoltaic cells.

	(4)	Southwest Energy Solutions, Inc. (SES) provides ancillary energy
		services to electric consumers.  SES owns 100% of the stock of SWPP
		Investment Company (SWPP) and SWPP International, Ltd. (SWPPI), which
		hold ownership interests in businesses engaged in the manufacture and
		sale of concrete power poles.

ADDITIONAL FINANCIAL DATA

The following table reflects the ratio of earnings to fixed charges for TEP:

											   12 Months Ended
										September 30,       December 31,
											1998               1997
											----               ----
Ratio of Earnings to Fixed Charges          1.30               1.39


ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------

(a)  Exhibits.

     -- See Exhibit Index.

(b)   Reports on Form 8-K.

     -- Dated August 27, 1998, reporting on TEP's Stranded Cost
          Recovery Plan filed with the ACC, TEP's Rate Settlement
          Agreement, and the TEP/UniSource Energy Warrant Exchange
          Offer.



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


                                    UNISOURCE ENERGY CORPORATION
								   -----------------------------
											(Registrant)

Date:  November 12, 1998                    Ira R. Adler
							       ------------------------------
											Ira R. Adler
                                 Executive Vice President and Principal
                                          Financial Officer



                                   TUCSON ELECTRIC POWER COMPANY
                                  --------------------------------
                                            (Registrant)


Date:  November 12, 1998                     Ira R. Adler
                                  ---------------------------------
                                             Ira R. Adler
                                Executive Vice President and Principal
                                             Financial Officer





                             EXHIBIT INDEX

     * 4 -  Form of Warrant Agreement relating to the UniSource
			Energy Warrants (Form S-4, Registration Statement No. 333-
			60809--Exhibit 4(a)).
	  11 -  Statement re computation of per share earnings - UniSource
			Energy.
      12 -  Computation of Ratio of Earnings to Fixed Charges - TEP.
      15(a)-Letter regarding unaudited interim financial information
			(PricewaterhouseCoopers LLP).
      15(b)-Letter regarding unaudited interim financial information
			(Deloitte &Touche LLP).
      27(a)-Financial Data Schedule - UniSource Energy.
      27(b)-Financial Data Schedule - TEP.


     (*) Previously filed as indicated and incorporated herein by reference.