Form 10-Q
period 1999-03-31
UNISOURCE ENERGY CORP; TUCSON ELECTRIC POWER CO
filed 1999-05-17
CIK 941138, 100122

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

 (Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended March 31, 1999

                                    OR

     [X]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________.



                    Registrant;  State of
                    Incorporation; Address             IRS Employer
   Commission       and Telephone Number               Identification Number
   ----------       ----------------------             ---------------------
   1-13739          UNISOURCE ENERGY CORPORATION       86-0786732
                    (An Arizona Corporation)
                    220 West Sixth Street
                    Tucson, AZ  85701
                    (520) 571-4000

   1-5924           TUCSON ELECTRIC POWER COMPANY      86-0062700
                    (An Arizona Corporation)
                    220 West Sixth Street
                    Tucson, AZ  85701
                    (520) 571-4000


      Indicate  by  check mark whether each registrant (1)  has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YeYes  X     No _____

      At May 7, 1999, 32,303,281 shares of UniSource Energy Corporation's Common Stock, no par value (the only class of Common Stock) were outstanding.

     UniSource Energy Corporation is the sole holder of the 32,162,167 shares of the outstanding Common Stock of Tucson Electric Power Company.

	In accordance with Rule 12b-25, the following disclosure items have been omitted from the UniSource Energy Corporation Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999: Note 3, Unregulated Energy Businesses, of Item 1. -- Financial Statements excludes certain financial information for New Energy Ventures, Inc., an affiliate owned 50% by UniSource Energy Corporation.

This combined Form 10-Q is separately filed by UniSource Energy Corporation and Tucson Electric Power Company. Information contained in this document relating to Tucson Electric Power Company is filed by UniSource Energy Corporation and separately by Tucson Electric Power Company on its own behalf. Tucson Electric Power Company makes no representation as to information relating to UniSource Energy Corporation or its subsidiaries, except as it may relate to Tucson Electric Power Company.



                             TABLE OF CONTENTS

                                                                Page
Definitions......................................................iv
Review Report of Independent Accountants..........................1

                      PART I - FINANCIAL INFORMATION

Item 1.  -- Financial Statements
     UniSource Energy Corporation
         Comparative Condensed Consolidated Statements of Loss...2 Comparative Condensed Consolidated Statements of
           Cash Flows.............................................3
         Comparative Condensed Consolidated Balance Sheets........4
     Tucson Electric Power Company
         Comparative Condensed Consolidated Statements of Loss...5 Comparative Condensed Consolidated Statements of
           Cash Flows.............................................6
         Comparative Condensed Consolidated Balance Sheets........7
     Notes to Condensed Consolidated Financial Statements
     Note 1.  Accounting for the Effects of Regulation............8
     Note 2.  Segment and Related Information.....................9
     Note 3.  Unregulated Energy Businesses......................10
     Note 4.  Tax Assessments....................................11
     Note 5.  Springerville Common Facilities Lease..............12
     Note 6.  Income Taxes.......................................12
     Note 7.  New Accounting Standards...........................13
     Note 8.  Review by Independent Public Accoutants............14
     Note 9.  Reclassifications..................................14

Item 2.  -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations
    Overview.....................................................15
    Factors Affecting Results Of Operations
        Competition
           Retail................................................15
           Wholesale.............................................16
    Accounting For The Effects Of Regulation.....................18
    Market Risks.................................................19
    Future Generating Resources..................................20
    Impact Of The Year 2000 On Computer Systems and Applications.21
 Results Of Operations...........................................21
      Contribution By Business Segment...........................23
      Utility Sales and Revenues.................................23
      Operating Expenses.........................................24
      Other Income (Deductions)..................................24
      Interest Expense...........................................25
 Results Of Unregulated Energy Businesses........................25
      AET and Global Solar.......................................25
      MEH and NEV................................................25

      Nations Energy.............................................25
 Dividends On Common Stock
      UniSource Energy...........................................26
      TEP........................................................26
 Liquidity And Capital Resources
    Cash Flows
      UniSource Energy...........................................26
      TEP........................................................27
    Investing And Financing Activities
       UniSource Energy
       Loans and Guarantees......................................28
       Stock Warrants............................................28
       TEP
       Capital Expenditures......................................28
       TEP Credit Agreement......................................28
       Springerville Common Facilities Leases....................29
       Millennium -- Unregulated Energy Businesses
      Capital Requirements.......................................29
 Safe Harbor For Forward-Looking Statements......................30

Item 3.  -- Quantitative And Qualitative Disclosures
            About Market Risk....................................30


                        PART II - OTHER INFORMATION

Item 1. -- Legal Proceedings
     Tax Assessments.............................................31
Item 5. -- Other Information
     Additional Financial Data...................................31
Item 6.  -- Exhibits and Reports on Form 8-K.....................31
Signature Page...................................................32
Exhibit Index....................................................33

                                DEFINITIONS

The abbreviations and acronyms used in the 1999 First Quarter Form 10-Q are defined below:

ACC................. Arizona Corporation Commission.
ADOR................ Arizona Department of Revenue.
AET................. Advanced  Energy Technologies, Inc., a  wholly-
                      owned subsidiary of Millennium.
Affected Utilities.. Electric  utilities  regulated  by  the   ACC,
                      including TEP,Arizona Public Service,Citizens
                      Utilities company,  and several electric cooperatives.
Common Stock........ UniSource Energy's common stock, without par value.
Company............. UniSource Energy Corporation.
Credit Agreement.... Credit  Agreement between TEP  and  the  banks, dated as of December 30, 1997.
FAS 71.............. Statement of Financial Accounting Standards No.
                       71: Accounting for the Effects of Certain Types of Regulation.
FERC................ Federal Energy Regulatory Commission.
First Mortgage Bonds First  mortgage bonds issued under the  General
                     First Mortgage.
GAAP................ Generally Accepted Accounting Principles.
Global Solar........ Global  Solar Energy, L.L.C., a corporation  in which a 50% interest is owned by AET.
IRS................. Internal Revenue Service.
Irvington........... Irvington Generating Station.
ISO................. Independent System Operator.
ITC................. Investment tax credit.
kWh................. Kilowatt-hour(s).
MEH................. MEH  Corporation, a wholly-owned subsidiary  of
                      Millennium.
MW.................. Megawatt(s).
MWh................. Megawatt-hour(s).
Millennium.......... Millennium  Energy Holdings,  Inc.,  a  wholly-
                      owned subsidiary of UniSource Energy.
Nations Energy...... Nations Energy Corporation, a wholly-owned subsidiary of NEV
New Energy Ventures,
 Inc................ a company in which a 50% interest is owned by MEH.
NEV Southwest....... New Energy Ventures Southwest, L.L.C., a wholly-
                       owned subsidiary of NEV.
NOL................. Net Operating Loss carryforward for income tax purposes.
OASIS............... Open Access Same-Time Information System is  an
                       Internet-based information network that the electric industry developed in response to the FERC policy on open transmission access.
Rate Settlement..... TEP's Rate Settlement agreement approved by the
                       ACC in August 1998, which provides retail base price decreases over a two-year period.
Revolving Credit
 Facility........... $100 million revolving credit facility
                       entered into under the Credit Agreement between a syndicate of banks and TEP.
Springerville....... Springerville Generating Station.
Springerville Common
  Facilities........ Facilities at Springerville used in common with
                       Springerville Unit 1 and Springerville Unit 2. Springerville Common
  Facilities Leases. Leveraged  lease arrangements  relating  to  an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 1 Unit 1 of the Springerville Generating Station. Springerville Unit
  1 Leases.......... Leveraged  lease arrangement  relating  to
                      Springerville  Unit  1  and  an  undivided   one-half
                      interest in certain Springerville Common Facilities.
TEP................. Tucson  Electric Power Company,  the  principal subsidiary of UniSource Energy.
TEP Warrants........ Warrants  for the purchase of TEP Common  Stock which were issued in 1992.
UniSource Energy.... UniSource Energy Corporation.
UniSource Energy
  Warrants.......... Warrants  for  the purchase  of  UniSource
                      Energy Common Stock which were issued in exchange for TEP Warrants, pursuant to an exchange offer which expired October 23, 1998.
WSCC...............  Western Systems Coordinating Council.

           REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Tucson Electric Power Company

We have reviewed the accompanying condensed consolidated balance sheets and the related condensed consolidated statements of loss and of cash flows of Tucson Electric Power
Company and its subsidiaries (TEP) as of March 31, 1999 and for the three-month periods ended March 31, 1999 and 1998. This financial information is the responsibility of TEP's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information for it to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization as of December 31, 1998, and the related consolidated statements of income, of changes in stockholder's equity, and of cash flows for the year then ended (not presented herein); and in our report dated February 4, 1999 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.



PricewaterhouseCoopers LLP
Los Angeles, California
May 17, 1999

>Page>

                        PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

The weather causes seasonal fluctuations in UniSource Energy's sales. As a result, quarterly results are not indicative of annual operating results. The quarterly financial statements that follow are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. Also see Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations. This quarterly report should be reviewed in conjunction with the Company's 1998 Form 10-K.
UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF LOSS

                                                       Three Months Ended
                                                            March 31,
                                                         1999       1998
                                                           (Unaudited)
                                                    -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $128,651    $138,087
 Sales for Resale                                       31,859      22,854
                                                      ---------   ---------
    Total Operating Revenues                           160,510     160,941
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                               54,919      48,400
 Capital Lease Expense                                  25,461      25,778
 Amortization of Springerville Unit 1 Allowance         (8,729)     (7,631)
 Other Operations                                       23,623      26,298
 Maintenance and Repairs                                 9,637      10,724
 Depreciation and Amortization                          23,081      22,563
 Taxes Other Than Income Taxes                          12,154      12,926
 Income Taxes                                           (2,559)     (1,937)
                                                      ---------   ---------
    Total Operating Expenses                           137,587     137,121
                                                      ---------   ---------
      Operating Income                                  22,923      23,820
                                                      ---------   ---------

Other Income (Deductions)
 Income Taxes                                             (232)       (631)
 Interest Income                                         1,638       1,716
 Unregulated Energy Businesses - Net                    (2,793)     (4,036)
 Other                                                     658         810
                                                      ---------   ---------
    Total Other Income (Deductions)                       (729)     (2,141)
                                                      ---------   ---------

Interest Expense
 Long-Term Debt                                         16,325      17,111
 Interest Imputed on Losses Recorded at Present Value    8,748       8,545
 Other                                                   2,649       3,058
                                                      ---------   ---------
    Total Interest Expense                              27,722      28,714
                                                      ---------   ---------

Net Loss                                              $ (5,528)   $ (7,035)
                                                      =========   =========


Average Shares of Common Stock Outstanding (000)        32,287      32,139
                                                      =========   =========

Basic and Diluted Loss per Share                      $  (0.17)   $  (0.22)
                                                      =========   =========




See Notes to Condensed Consolidated Financial Statements.
UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
                                                            March 31,
                                                         1999       1998
                                                           (Unaudited)
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Retail Customers                 $147,388    $146,532
  Cash Receipts from Sales for Resale                   31,511      27,000
  Fuel and Purchased Power Costs Paid                  (58,132)    (42,978)
  Wages Paid, Net of Amounts Capitalized               (15,857)    (21,925)
  Payment of Other Operations and Maintenance Costs    (25,501)    (23,593)
  Capital Lease Interest Paid                          (44,505)    (41,319)
  Taxes Paid, Net of Amounts Capitalized               (11,110)    (11,519)
  Interest Paid, Net of Amounts Capitalized            (24,004)    (17,198)
  Contract Termination Fee Paid                              -     (10,000)
  Income Taxes Paid                                     (4,819)          -
  Emission Allowance Inventory Sales                         -          29
  Interest Received                                      2,222       2,361
  Other                                                  1,294       1,907
                                                      ---------   ---------
    Net Cash Flows - Operating Activities               (1,513)      9,297
                                                      ---------   ---------

Cash Flows from Investing Activities
  Capital Expenditures                                 (16,729)    (18,443)
  Investments in and Loans to Unregulated
   Energy Businesses                                    (5,050)     (6,000)
  Distributions from Unregulated Energy Businesses         500           -
  Other                                                     85         193
                                                      ---------   ---------
    Net Cash Flows - Investing Activities              (21,194)    (24,250)
                                                      ---------   ---------

Cash Flows from Financing Activities
  Proceeds from Issuance of Long-Term Debt                 255       1,105
  Payments to Retire Long-Term Debt                     (1,225)          -
  Payments to Retire Capital Lease Obligations         (16,552)     (8,737)
  Other                                                    837      (1,876)
                                                      ---------   ---------
    Net Cash Flows - Financing Activities              (16,685)     (9,508)
                                                      ---------   ---------

Net Decrease in Cash and Cash Equivalents              (39,392)    (24,461)
Cash and Cash Equivalents, Beginning of Year           145,167     146,256
                                                      ---------   ---------
Cash and Cash Equivalents, End of Period              $105,775    $121,795
                                                      =========   =========









See Notes to Condensed Consolidated Financial Statements.
UNISOURCE ENERGY CORPORATION
SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION


                                                       Three Months Ended
                                                            March 31,
                                                         1999       1998
                                                            (Unaudited)
                                                     -Thousands of Dollars-

Net Loss                                              $ (5,528)   $ (7,035)
Adjustments to Reconcile Net Loss
   to Net Operating Cash Flows
  Depreciation and Amortization Expense                 23,081      22,563
  Deferred Income Taxes and Investment Tax Credit       (8,459)     (4,117)
  Lease Payments Deferred                              (16,404)    (12,616)
  Amortization of Regulatory Assets & Liabilities,
   Net of Interest Imputed on Losses Recorded at
   Present Value                                            18         914
  Deferred Contract Termination Fee                        962      (9,038)
  Unremitted (Earnings) Losses of Unconsolidated
   Subsidiaries                                          1,385       6,591
  Other                                                  3,083        (123)
  Changes in Assets and Liabilities which Provided
   (Used) Cash Exclusive of Changes Shown Separately
    Accounts Receivable                                  6,379         987
    Materials and Fuel                                  (3,146)        251
    Accounts Payable                                    (7,805)        508
    Taxes Accrued                                        8,311      11,961
    Other Current Assets and Liabilities                (2,578)     (1,928)
    Other Deferred Assets and Liabilities                 (812)        379
                                                      ---------   ---------
Net Cash Flows - Operating Activities                 $ (1,513)    $ 9,297
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



















See Notes to Condensed Consolidated Financial Statements.
UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 31,  December 31,
                                                      1999       1998
                                                   (Unaudited)
                                                   - Thousands of Dollars -
ASSETS
Utility Plant
  Plant in Service                                  $2,250,056  $2,263,871
  Utility Plant Under Capital Leases                   886,902     886,902
  Construction Work in Progress                         82,007      74,050
                                                    ----------- -----------
    Total Utility Plant                              3,218,965   3,224,823
  Less Accumulated Depreciation and Amortization    (1,048,456) (1,051,994)
  Less Accumulated Amortization of Capital Leases      (90,624)    (85,826)
  Less Springerville Unit 1 Allowance                 (171,431)   (171,413)
                                                    ----------- -----------
    Total Utility Plant - Net                        1,908,454   1,915,590
                                                    ----------- -----------

Investments and Other Property                         116,070     110,318
                                                    ----------- -----------

Current Assets
  Cash and Cash Equivalents                            105,775     145,167
  Accounts Receivable                                   66,388      72,767
  Materials and Fuel                                    40,025      37,040
  Deferred Income Taxes - Current                        9,594      14,820
  Other                                                 21,587      24,950
                                                    ----------- -----------
    Total Current Assets                               243,369     294,744
                                                    ----------- -----------

Deferred Debits - Regulatory Assets
  Income Taxes Recoverable Through Future Revenues     148,244     152,111
  Deferred Springerville Generation Costs               98,316     102,211
  Deferred Lease Expense                                 9,523       9,877
  Other Regulatory Assets                               18,210      18,886
Deferred Debits - Other                                 30,468      30,443
                                                    ----------- -----------
    Total Deferred Debits                              304,761     313,528
                                                    ----------- -----------
Total Assets                                        $2,572,654  $2,634,180
                                                    =========== ===========














See Notes to Condensed Consolidated Financial Statements.
UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     March 31,  December 31,
                                                       1999         1998
                                                    (Unaudited)
                                                   - Thousands of Dollars -
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock                                      $  641,089  $  640,640
  Accumulated Deficit                                 (399,522)   (393,994)
                                                     ----------- -----------
  Common Stock Equity                                  241,567     246,646
  Capital Lease Obligations                            869,649     889,543
  Long-Term Debt                                     1,183,198   1,184,423
                                                    ----------- -----------
    Total Capitalization                             2,294,414   2,320,612
                                                    ----------- -----------

Current Liabilities
  Current Obligations Under Capital Leases              14,989      11,647
  Current Maturities of Long-Term Debt                   1,725       1,725
  Accounts Payable                                      26,313      34,118
  Interest Accrued                                      42,765      70,771
  Taxes Accrued                                         35,478      27,167
  Accrued Employee Expenses                             17,388      15,207
  Other                                                  6,011       6,705
                                                    ----------- -----------
    Total Current Liabilities                          144,669     167,340
                                                    ----------- -----------

Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    49,992      62,028
  Deferred Investment Tax Credits Regulatory Liability   9,736      10,436
  Emission Allowance Gain Regulatory Liability          31,324      31,335
  Other                                                 42,519      42,429
                                                    ----------- -----------
    Total Deferred Credits and Other Liabilities       133,571     146,228
                                                    ----------- -----------
Total Capitalization and Other Liabilities          $2,572,654  $2,634,180
                                                    =========== ===========


















See Notes to Condensed Consolidated Financial Statements.
TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF LOSS

The weather causes seasonal fluctuations in TEP's sales. As a result, quarterly results are not indicative of annual operating results. The quarterly financial statements that follow are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. Also see Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations. This quarterly report should be reviewed in conjunction with the TEP's 1998 Form 10-K.
TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF LOSS

                                                       Three Months Ended
                                                           March 31,
                                                         1999       1998
                                                           (Unaudited)
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $128,777    $138,149
 Sales for Resale                                       31,859      22,854
                                                      ---------   ---------
    Total Operating Revenues                           160,636     161,003
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                               54,919      48,400
 Capital Lease Expense                                  25,461      25,778
 Amortization of Springerville Unit 1 Allowance         (8,729)     (7,631)
 Other Operations                                       23,623      26,298
 Maintenance and Repairs                                 9,637      10,724
 Depreciation and Amortization                          23,081      22,563
 Taxes Other Than Income Taxes                          12,154      12,926
 Income Taxes                                           (2,559)     (1,937)
                                                      ---------   ---------
    Total Operating Expenses                           137,587     137,121
                                                      ---------   ---------
      Operating Income                                  23,049      23,882
                                                      ---------   ---------

Other Income (Deductions)
 Income Taxes                                           (1,169)     (1,560)
 Interest Income                                         1,465       1,716
 Interest Income-Note Receivable from UniSource Energy   2,525       2,300
 Other                                                     532         769
                                                      ---------   ---------
    Total Other Income (Deductions)                      3,353       3,225
                                                      ---------   ---------

Interest Expense
 Long-Term Debt                                         16,325      17,111
 Interest Imputed on Losses Recorded at Present Value    8,748       8,545
 Other                                                   2,649       3,058
                                                      ---------   ---------
    Total Interest Expense                              27,722      28,714
                                                      ---------   ---------

Net Loss                                              $ (1,320)   $ (1,607)
                                                      =========   =========











See Notes to Condensed Consolidated Financial Statements.
TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
                                                            March 31,
                                                         1999       1998
                                                           (Unaudited)
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Retail Customers                 $147,388    $146,532
  Cash Receipts from Sales for Resale                   31,511      27,000
  Fuel and Purchased Power Costs Paid                  (58,132)    (42,978)
  Wages Paid, Net of Amounts Capitalized               (14,406)    (20,971)
  Payment of Other Operations and Maintenance Costs    (23,516)    (22,109)
  Capital Lease Interest Paid                          (44,505)    (41,319)
  Taxes Paid, Net of Amounts Capitalized               (11,000)    (11,477)
  Interest Paid, Net of Amounts Capitalized            (24,004)    (17,198)
  Contract Termination Fee Paid                              -     (10,000)
  Income Taxes Paid                                     (4,818)          -
  Emission Allowance Inventory Sales                         -          29
  Interest Received                                      1,962       1,828
  Other                                                     86         862
                                                      ---------   ---------
    Net Cash Flows - Operating Activities                  566      10,199
                                                      ---------   ---------

Cash Flows from Investing Activities
  Capital Expenditures                                 (15,493)    (18,414)
  Transfer of Millennium Cash to UniSource Energy            -     (45,412)
  Other Investments - Net                                 (411)         18
                                                      ---------   ---------
    Net Cash Flows - Investing Activities              (15,904)    (63,808)
                                                      ---------   ---------

Cash Flows from Financing Activities
  Proceeds from Issuance of Long-Term Debt                 255       1,105
  Payments to Retire Long-Term Debt                     (1,225)          -
  Payments to Retire Capital Lease Obligations         (16,552)     (8,737)
  Other                                                    703      (1,859)
                                                      ---------   ---------
    Net Cash Flows - Financing Activities              (16,819)     (9,491)
                                                      ---------   ---------

Net Decrease in Cash and Cash Equivalents              (32,157)    (63,100)
Cash and Cash Equivalents, Beginning of Year           118,236     146,256
                                                      ---------   ---------
Cash and Cash Equivalents, End of Period              $ 86,079    $ 83,156
                                                      =========   =========











See Notes to Condensed Consolidated Financial Statements.
TUCSON ELECTRIC POWER COMPANY
SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION


                                                       Three Months Ended
                                                            March 31,
                                                         1999       1998
                                                           (Unaudited)
                                                     -Thousands of Dollars-

Net Loss                                             $ (1,320)    $ (1,607)
Adjustments to Reconcile Net Loss to Net
   Operating Cash Flows
  Depreciation and Amortization Expense                23,081       22,563
  Deferred Income Taxes and
   Investment Tax Credit                               (7,117)        (377)
  Lease Payments Deferred                             (16,404)     (12,616)
  Amortization of Regulatory Assets & Liabilities, Net
   of Interest Imputed on Losses Recorded at
   Present Value                                           18          914
  Deferred Contract Termination Fee                       962       (9,038)
  Unremitted Earnings of Unconsolidated Subsidiaries     (234)        (213)
  Interest Accrued on Note Receivable from
   UniSource Energy                                    (2,525)      (2,300)
  Other                                                 1,451          340
  Changes in Assets and Liabilities which Provided
   (Used) Cash Exclusive of Changes Shown Separately
    Accounts Receivable                                10,306          (74)
    Materials and Fuel                                 (2,792)         250
    Accounts Payable                                   (7,346)       1,561
    Taxes Accrued                                       8,390       11,962
    Other Current Assets and Liabilities               (5,097)      (1,545)
    Other Deferred Assets and Liabilities                (807)         379
                                                     ---------    ---------
Net Cash Flows - Operating Activities                $    566     $ 10,199
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

















See Notes to Condensed Consolidated Financial Statements.
TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   March 31,  December 31,
                                                      1999        1998
                                                   (Unaudited)
                                                   - Thousands of Dollars -
ASSETS
Utility Plant
  Plant in Service                                  $2,250,056  $2,263,871
  Utility Plant Under Capital Leases                   886,902     886,902
  Construction Work in Progress                         82,007      74,050
                                                    ----------- -----------
    Total Utility Plant                              3,218,965   3,224,823
  Less Accumulated Depreciation and Amortization    (1,048,456) (1,051,994)
  Less Accumulated Amortization of Capital Leases      (90,624)    (85,826)
  Less Springerville Unit 1 Allowance                 (171,431)   (171,413)
                                                    ----------- -----------
    Total Utility Plant - Net                        1,908,454   1,915,590
                                                    ----------- -----------

Investments and Other Property                          64,017      62,978
                                                   ----------- -----------

Note Receivable from UniSource Energy                   70,132      79,462
                                                    ---------- -----------
Current Assets

  Cash and Cash Equivalents                             86,079     118,236
  Interest on Note Receivable from UniSource Energy     11,855           -
  Accounts Receivable                                   64,572      72,239
  Materials and Fuel                                    39,948      36,995
  Deferred Income Taxes - Current                        9,594      14,820
  Other                                                 13,748      14,735
                                                    ----------- -----------
    Total Current Assets                               225,796     257,025
                                                    ----------- -----------

Deferred Debits - Regulatory Assets
  Income Taxes Recoverable Through Future Revenues     148,244     152,111
  Deferred Springerville Generation Costs               98,316     102,211
  Deferred Lease Expense                                 9,523       9,877
  Other Regulatory Assets                               18,210      18,886
Deferred Debits - Other                                 30,468      30,443
                                                    ----------- -----------
    Total Deferred Debits                              304,761     313,528
                                                    ----------- -----------
Total Assets                                        $2,573,160  $2,628,583
                                                    =========== ===========










See Notes to Condensed Consolidated Financial Statements.
TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 31,  December 31,
                                                      1999        1998
                                                   (Unaudited)
                                                   - Thousands of Dollars -
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock                                      $  646,873  $  646,568
  Capital Stock Expense                                 (6,357)     (6,357)
  Accumulated Deficit                                 (411,670)   (410,350)
                                                    ----------- -----------
  Common Stock Equity                                  228,846     229,861
  Capital Lease Obligations                            869,649     889,543
  Long-Term Debt                                     1,183,198   1,184,423
                                                    ----------- -----------
    Total Capitalization                             2,281,693   2,303,827
                                                    ----------- -----------

Current Liabilities
  Current Obligations Under Capital Leases              14,989      11,647
  Current Maturities of Long-Term Debt                   1,725       1,725
  Accounts Payable                                      30,207      37,256
  Interest Accrued                                      42,765      70,771
  Taxes Accrued                                         35,472      27,082
  Accrued Employee Expenses                             16,935      14,897
  Other                                                  6,011       6,705
                                                    ----------- -----------
    Total Current Liabilities                          148,104     170,083
                                                    ----------- -----------

Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    59,810      70,504
  Deferred Investment Tax Credits Regulatory Liability   9,736      10,436
  Emission Allowance Gain Regulatory Liability          31,324      31,335
  Other                                                 42,493      42,398
                                                    ----------- -----------
    Total Deferred Credits and Other Liabilities       143,363     154,673
                                                    ----------- -----------
Total Capitalization and Other Liabilities          $2,573,160  $2,628,583
                                                    =========== ===========


See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------

NOTE 1.  ACCOUNTING FOR THE EFFECTS OF REGULATION

Accounting Implications

     The ACC regulates TEP's retail utility business. TEP generally uses the same accounting policies and practices used by unregulated companies for financial reporting under generally accepted accounting principles. However, sometimes these principles, such as FAS 71, require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP's retail rates, the ACC may not allow TEP to charge its customers currently to recover certain expenses but; instead, require that these expenses be recovered from customers in the future. In this situation, FAS 71 requires that TEP capitalize and report these expenses as regulatory assets on the balance sheet until TEP is allowed to charge its customers. TEP then amortizes these items to the income statement as those amounts are recovered from customers. Similarly, certain items of revenue may be deferred as regulatory liabilities, which are also eventually amortized to the income statement.

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

     We periodically assess whether we continue to meet these conditions. If we were required to stop applying FAS 71 to all or a portion of TEP's regulated utility operations, we would write off the related balances of TEP's regulatory assets and liabilities as a charge in our income statement. In that event, our earnings would be reduced by the net amount of regulatory assets and liabilities, after applicable deferred income taxes. Based on the balances of TEP's regulatory assets and liabilities at March 31, 1999, if we ceased applying FAS 71 to all of TEP's regulated operations, we would record an extraordinary loss of approximately $140 million, net of the related deferred income tax benefit of $93 million. Approximately 60% of TEP's net regulatory assets on the balance sheet relate to electric generation. While our cash flows may be affected by regulatory orders and market conditions, our cash flows would not be affected if we ceased to apply FAS 71.

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

Recent Events That May Impact TEP's Application of FAS 71

     In December 1996, the ACC adopted retail electric competition rules (Rules) that provided a framework for the phase-in of retail electric competition in Arizona beginning in January 1999. The Rules were amended and adopted on an emergency basis in August 1998. The Rules, as originally adopted, assumed a competition start date of January 1, 1999. On January 5, 1999, the ACC delayed implementation of the Rules.

     On April 14, 1999, the ACC approved a modified order that provides affected utilities with five options for stranded cost recovery. The following recovery options are provided by the ACC's written order:

  1. Net Revenues Lost Methodology -- Stranded costs would be determined by comparing generation revenues under competition to revenues under regulation. Using growth as a mitigating factor, the amount of recovery would be reduced over a five-year period.

  2. Divestiture/Auction Methodology -- Stranded costs would be determined by auctioning non-essential generation assets. The amount of stranded costs would be the difference between the assets' market value and their book value. Recovery of stranded costs would occur over a maximum 10-year period.

  3. Financial Integrity Methodology -- The ACC would provide sufficient revenues necessary to maintain financial integrity, such as avoiding default under currently existing financial instruments for a period of ten years, at which time there would be no remaining stranded costs.

  4. Settlement Methodology -- This option provides for some combination of the three preceding methods, submitted as a settlement option.

  5. Alternative Methodology -- This option approved by the ACC would allow affected utilities to file an alternative plan. Under this option, utilities would be required to demonstrate how an alternative plan would be in the best interests of all stakeholders.

     TEP and other affected utilities have until June 14, 1999 to amend their previously filed stranded cost recovery plans. TEP's original stranded cost plan filed on August 21, 1998, specified divestiture of generation assets as the preferred method for recovery given the then-available options. TEP expects to file an amended plan in accordance with the April 14 order.

     Also on April 14, 1999, the ACC approved amendments to the electric competition rules that require a phase-in to a competitive market, ensuring all customers will have access to competitive generation by January 1, 2001. Retail electric competition in Arizona had been scheduled to begin on January 1, 1999, but the ACC delayed the opening of the market by staying the previous Competition Rules pending further review.

     Under the amendments, consumer choice will be available to all customers by January 1, 2001. TEP, as the regulated local distribution company, will continue to provide delivery of electricity over existing power lines to homes and businesses and will continue to provide operation and maintenance of the lines.

     Under these rules, competitive electric service will be available in each affected utility's service territory after the affected utility's stranded cost plan is approved by the ACC. In addition, the proposed rules replace certain affiliated interest rules with a code of conduct to be filed by each utility.

     The amended rules will be submitted to the Secretary of State's Office for publication in the Arizona Administrative Register. It is anticipated that public comment sessions will be held in June, and the Rules will be resubmitted to the ACC for their final approval in July or August 1999.

     TEP will stop accounting for its generation operations using FAS 71 when the ACC approves a cost recovery plan specific to TEP which includes the amount of stranded costs (including regulatory assets, net of regulatory liabilities) that TEP can recover and a cost recovery method. The amount and method of recovery that the ACC approves for TEP will determine whether write-offs or other adjustments will occur at that time. Until the ACC approves the amount and recovery method, we are unable to predict the amount of write-offs or other adjustments, if any, which would be recorded at that time.

     We cannot predict the outcome of the ACC's retail competition rules. Additionally, federal legislators introduced several retail competition initiatives in Congress which, if passed, could modify or override the actions taken by the ACC. We will continue to monitor the progress of the legislation and assess it's impact on retail electric competition in Arizona.

NOTE 2.  SEGMENT AND RELATED INFORMATION

     In 1998, we adopted Statement of Financial Accounting Standards No.131 (FAS 131), Disclosures about Segments of an Enterprise and Related Information, which requires that we report financial and descriptive information about our operating segments. These segments are determined based on the way we organize our operations and evaluate performance. UniSource Energy's principal business segment is the regulated electric utility business of TEP. The other reportable business segment is the unregulated energy businesses of Millennium:

 - Advanced Energy Technologies, Inc. (Advanced Energy) which owns 50 percent of Global Solar Energy, L.L.C., a developer and manufacturer of photovoltaic materials;
 - MEH Corporation (MEH) which holds a 50 percent interest in New Energy Ventures, Inc. (NEV), an energy buyer representative; and
 - Nations Energy Corporation (Nations) which is an independent power developer.

     See Note 3 for more information on our unregulated energy businesses. Intersegment revenues are not material.

We disclose selected financial data for our business segments in the following table:





----------------------------------------------------------------------
                                   Segments
                            ----------------------
                          TEP:     Millennium:
                       Regulated  Unregulated              UniSource
                        Electric    Energy    Reconciling    Energy
                        Utility   Businesses  Adjustments Consolidated
----------------------------------------------------------------------
                                     - Thousands of Dollars  -
Income Statement
----------------
Three months ended
 March 31, 1999:
  Operating Revenues   $160,636    $  1,627    $ (1,753)    $ 160,510
----------------------------------------------------------------------
  Net Income (Loss):
   Advanced Energy                     (374)
   MEH                                 (577)
   Nations                           (1,942)
   Other Entities                       100
                                     --------
    Total Net
      Income (Loss)      (1,320)     (2,793)     (1,415)       (5,528)
----------------------------------------------------------------------

Three months ended
 March 31, 1998:
  Operating Revenues    161,003         341        (403)      160,941
----------------------------------------------------------------------
  Net Income (Loss):
   Advanced Energy                      170
   MEH                               (4,050)
   Nations                             (204)
   Other Entities                        48
                                     --------
    Total Net
      Income (Loss)      (1,607)     (4,036)     (1,392)       (7,035)
----------------------------------------------------------------------

The reconciling adjustments include the following:

 - Elimination of the revenues of Millennium's unregulated energy businesses to show this activity in Unregulated Energy Businesses - Net in the Other Income (Deductions) section of UniSource Energy's income statements, and
 - Elimination of intercompany activity and balances.

NOTE 3. UNREGULATED ENERGY BUSINESSES

Purchase of Generating Assets by Nations Energy

     In March 1999, Nations Energy funded $3.3 million of equity in a Curacao refinery project. The investment was made through a special purpose company, Curacao Energy Company, Ltd., which will own a controlling interest in the project. The project is a 167MW cogeneration facility that will supply power, steam, water and compressed air to Refineria di Korsou. Construction is planned to begin later this year.

     Nations Energy Holland Holding increased its minority equity interest in a power project located in the Czech Republic with an $0.8 million payment in the first quarter of 1999. The $400 million, 340 MW project is scheduled for completion in late 1999. Once completed, the generating facility will sell power to a regional distribution company and to an adjacent industrial complex.

NOTE 4.  TAX ASSESSMENTS

  Ruling on Arizona Sales Tax Assessments - Coal Sales

     We received from the ADOR and are protesting, sales tax assessments which allege that a former TEP subsidiary is liable for sales tax on gross income from coal sales, transportation and coal-handling services provided to TEP from November 1985 through May 1996. Arizona law generally requires payment of an assessment prior to pursuing the appellate process. We have previously paid, under protest, a total of $23 million of the disputed sales tax assessments. In September 1996, the Arizona Court of Appeals upheld the validity of the assessment issued for the period November 1985 through March 1990. However, in May 1998, the Arizona Supreme Court remanded the case back to the Arizona Tax Court to be reheard. The case is set for trial in the first week of June 1999. The payments previously made will be refunded if we are successful in the appeal.

     TEP has recorded an expense and a related liability for the sales taxes and interest for the period November 1985 through May 1996 that we believe are probable of incurrence. On May 31, 1996, the former subsidiary was merged into TEP. Because TEP now acquires coal directly from unaffiliated companies, we do not believe we are liable for sales tax computed on a basis similar to the assessments described above after May 31, 1996. For periods prior to May 31, 1996, we continue to record an estimated interest expense on the disputed assessments.

  Arizona Sales Tax Assessments - Leases

     The ADOR has issued sales tax assessments to some of the lessors of TEP's generation-related facilities and equipment. The assessments allege sales tax liability on a component of rents we paid on the Springerville Unit 1 Leases, the Springerville Common Facilities Leases, the Irvington Lease and the Springerville Coal Handling Facilities Lease from August 1, 1988 to June 30, 1997. Under the indemnification provisions in the lease agreements, if the ADOR prevails, we would be required to reimburse the lessors for the sales taxes that they pay. We filed an appeal of the assessments in the Arizona Tax Court in February 1998. In July 1998, the Arizona Tax Court upheld the assessment issued on the Irvington lease for the period August 1988 through September 1990, and we have appealed the decision. Oral argument on the appeal is scheduled to begin on May 25, 1999. Arizona law generally requires payment of an assessment prior to pursuing the appellate process. Under protest, we paid a total of $2 million of the disputed assessments. These payments will be refunded if we are successful in the appeals process.

     We have recorded a liability for the probable amount of sales taxes and interest due as of March 31, 1999. If the ADOR prevails, we would need to record an additional expense and related liability. Even though it is reasonably possible that the resolution of this issue could result in approximately $23 million of additional sales tax expense, we do not believe this outcome is likely. We do not expect that the resolution of this assessment will have a material negative impact on the financial statements. We believe that the ultimate resolution of this issue could occur between two to four years from now.

  INCOME TAX ASSESSMENTS

     In February 1998, the IRS issued an income tax assessment for the 1992 and 1993 tax years. The IRS is challenging our treatment of various items relating to a 1992 financial restructuring, including the amount of NOL and ITC generated before December 1991 that may be used to reduce taxes in future periods.

     Due to a financial restructuring, a change in TEP's ownership occurred for tax purposes in December 1991. As a result, our use of the NOL and ITC generated before 1992 may be limited under the tax code. The IRS is challenging our calculation of this limitation. At March 31, 1999, pre-1992 federal NOL and ITC carryforwards were approximately $200 million and $23 million, respectively. In addition to the pre-1992 NOL and ITC which are subject to the limitation, $203 million of federal NOL at March 31, 1999, is not subject to the limitation.

     We do not expect the resolution of these issues to have a material adverse impact on the financial statements.

NOTE 5.  SPRINGERVILLE COMMON FACILITIES LEASE

     Under the terms of the Springerville Common Facilities lease agreement, we must ensure that $70 million of secured notes underlying this lease are refinanced by December 31, 1999 in order to avoid a special event of loss under the lease. This special event of loss would require us to repurchase the Springerville Common Facilities at the higher of a specified price or the fair market value of the facilities. TEP has intends, and believes it has the ability, to refinance the underlying debt on these leases in 1999.

NOTE 6.  INCOME TAXES

     The differences between the income tax expense (benefit) and the amount obtained by multiplying income before income taxes by the U.S. statutory federal income tax rate are as follows:

                                    UniSource
                                      Energy             TEP
                               ------------------ ------------------
                               Three Months Ended Three Months Ended
                                     March 31,          March 31,
                                  1999      1998     1999      1998
--------------------------------------------------------------------
                                  -Thousands of Dollars -
Federal Income Tax
 Benefit at Statutory Rate    $ (3,040) $ (3,903)  $   (949) $ (694)
State Income Tax Benefit,
 Net of Federal Benefit           (422)     (601)      (132)   (107)
Depreciation Differences
 (Flow Through Basis)              326     1,040        326   1,040
Investment Tax Credit
 Amortization                     (700)     (573)      (700)   (573)
Adjustment for Unregulated
 Energy Businesses                   -      (276)         -       -
Foreign Operations of
 Unregulated Energy Businesses     613       238          -       -
Other                               65       (42)        65     (43)
--------------------------------------------------------------------
Total Benefit for Federal
 and State Income Taxes       $ (3,158) $ (4,117)  $ (1,390) $ (377)
====================================================================

Income taxes are included in the income statements as follows:

                                   UniSource
                                     Energy              TEP
                             -------------------  -----------------
                             Three Months Ended  Three Months Ended
                                  March 31,           March 31,
                           1999          1998    1999          1998
--------------------------------------------------------------------
                                   -Thousands of Dollars -
Operating (Benefits)      $ (2,559)  $ (1,937)   $ (2,559) $ (1,937)
Other Deductions               232        631       1,169     1,560
Unregulated Energy
Businesses - Net              (831)    (2,811)          -         -
--------------------------------------------------------------------
Total Income Tax Benefit  $ (3,158)  $ (4,117)   $ (1,390)  $  (377)
====================================================================

     As of December 31, 1997 both UniSource Energy and TEP had recorded the amount of prior period NOL benefit that we expect to use on future income tax returns. At the present time, we are not able to estimate future additional amounts of NOL benefit that we may recognize in the income statements of either UniSource Energy or TEP. This is because there are still open tax years for which there may be additional assessments and because federal and state NOL carryforwards have varying expiration dates. We do not expect to recognize additional amounts of NOL benefit until such items are resolved.

NOTE 7.  NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. A derivative financial instrument or other contract derives its value from another investment or designated benchmark. This Statement requires all derivative instruments to be recognized as either assets or liabilities in the balance sheet. Some derivative instruments offset, or hedge, exposure to a specific risk. If the derivative is not a hedging instrument, measurement is at fair value and changes in fair value (i.e., gains and losses) are recognized in earnings in the period of change. If a derivative qualifies as a hedge, the accounting for changes in fair value will depend on the specific exposure being hedged. We are required to adopt FAS 133 in the first quarter of 2000. We are still in the process of quantifying the effect, if any, that the adoption of FAS 133 will have on our financial statements.

     In November 1998, the Emerging Issues Task Force issued guidance on accounting for energy trading activities (EITF 98-10). Energy trading activities are intended to generate profits from changes in the market prices for energy-related commodities such as electricity, natural gas and coal. These activities include certain purchase power and transmission contracts. This guidance would require us to measure the difference between cost and market value for our energy contracts and include any resulting gains or losses in earnings. We adopted this guidance in the first quarter of 1999. TEP does engage in some forms of energy trading but does not engage in the type of energy purchases and sales defined in EITF 98-10 as energy trading; therefore the adoption of this guidance had no effect on our financial statements.

NOTE 8.  REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

     With respect to the unaudited consolidated financial information of TEP for the three-month periods ended March 31, 1999 and 1998, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 17 , 1999, appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of sections 7 and 11 of the Act.

NOTE 9.  RECLASSIFICATIONS

     Minor reclassifications have been made to the prior year financial statements to conform to the current year's presentation.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------------------------
     UniSource Energy is a holding company that owns all of the outstanding common stock of TEP and Millennium. TEP is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity for customers in the greater Tucson, Arizona area and to wholesale customers. Millennium owns all of the outstanding common stock of four subsidiaries established for the purpose of operating or investing in various unregulated energy-related businesses.

      Management's Discussion and Analysis centers on the general financial condition and the results of operations for UniSource Energy and its two primary business segments, the regulated electric utility business of TEP and the unregulated energy businesses of Millennium, and includes the following:

     -- operating results during the first quarter compared with  the  same period in the prior year,
     -- the outlook for dividends on common stock, -- changes in liquidity and capital resources during the first quarter of
          1999, and
     -- expectations of identifiable material trends which may affect our business in the future.

      TEP is the principal operating subsidiary of UniSource Energy and accounts for substantially all of its assets, revenues and net income. The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis, although losses from energy-related businesses of Millennium and certain of its subsidiaries and interests have reduced the earnings reported by UniSource Energy for the quarters ended March 31, 1999 and 1998.

     Management's Discussion and Analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements, beginning on page 2, which present the results of operations for the quarters ended March 31, 1999 and 1998. Management's Discussion and Analysis analyzes and explains the differences between periods for specific line items of the Condensed Consolidated Financial Statements.

OVERVIEW
--------

     UniSource Energy recorded a net loss of $5.5 million for the first quarter of 1999, compared with a net loss of $7.0 million in the first quarter of 1998. The improvement in first quarter results over the prior year was due primarily to lower net losses recorded by Millennium's unregulated energy businesses. This factor, along with other factors which affected first quarter results, are discussed in more detail in Results of Operations and Results of Unregulated Energy Businesses below.

      Our financial prospects are subject to significant regulatory, economic, and other uncertainties. Regulatory uncertainties include the impact of the introduction of retail competition in Arizona and the resolution of stranded cost recovery. Until the uncertainties surrounding the introduction of retail competition in Arizona are resolved, predicting the level of TEP's future energy sales and the composition of its future revenues is difficult. See Competition, Retail below.

       In a deregulated environment, revenues from sales of energy may become less certain although revenues from transmission and distribution services, which we expect to remain regulated, would likely continue to grow. Even in a deregulated environment, TEP expects to continue to benefit from the anticipated population and economic growth in the Tucson area through increased revenues from its regulated services. Other uncertainties include the extent to which TEP's ability to alter operations and reduce costs in response to industry changes or unanticipated economic downturns may be limited due to high financial and operating leverage. Our future success will depend, in part, on our ability to contain and/or reduce the costs of serving retail customers and the level of sales to such customers.

     We are addressing the uncertainties discussed above by positioning our subsidiaries to benefit from the changing regulatory environment. We have aligned our corporate structure to better meet the needs of the emerging energy markets. In November 1998, TEP organized its regulated business activities into three separate business units: generation, transmission and distribution, and in January 1999, formed a business unit which provides administrative services to the utility business units. Also, we are improving cost measurement and management techniques at TEP. We have extended contracts, where appropriate, for large wholesale and retail customers, and are developing new affiliates to provide energy services to markets beyond TEP's retail service territory. See Competition, Retail; Results of Unregulated Energy Businesses; and Results of Operations below.

      Our financial prospects are also subject to uncertainties relating to the start-up and developmental activities of our unregulated energy business segment. Although our investments in unregulated energy-related affiliates comprise approximately 3% of total assets, start-up costs and other subsidiary developmental activities have contributed to losses from certain of these activities in 1999 and 1998.

     Our consolidated capital structure remains highly leveraged. Since April 1997, however, we have made significant progress in our financial strategy to reduce refinancing risk by extending maturities of long-term debt and letters of credit and by reducing exposure to variable interest rates by refinancing with fixed interest rate securities.

      Our businesses require large amounts of capital. TEP's capital requirements include construction expenditures, scheduled debt maturities and capital lease obligations. During the next twelve months, TEP expects to be able to fund operating activities and construction expenditures with internal cash flows, existing cash balances, and, if necessary, borrowings under the Revolving Credit Facility. Some of our unregulated energy businesses also require significant amounts of capital in the form of investments, loans or guarantees. Our ability to invest additional amounts of capital in our unregulated businesses will depend on dividends from TEP and possible sales of equity securities. If necessary, we may seek investments by unaffiliated parties to meet the ongoing capital requirements of some of these businesses. See Liquidity and Capital Resources; Investing and Financing Activities, below.


FACTORS AFFECTING RESULTS OF OPERATIONS
---------------------------------------

     COMPETITION
     -----------

     RETAIL

      Under current law, TEP does not compete with other companies for electric service in TEP's retail service territory. However, TEP competes against gas service suppliers and others who provide energy services. TEP actively markets energy and customized energy-related services. We have not lost any customers to self-generation partly because of these efforts. For example, in recent years, TEP executed new contracts with two principal customers that provide approximately 10% of TEP's total annual retail revenues. Both customers are in the copper mining business. The new contracts include price reductions, term extensions, and a provision for interruptible service. These contracts expire in March 2001 and January 2003. These mining customers cannot terminate the contracts early without at least one and up to two years notice. We have not received any such notices.

      The electric utility industry is undergoing significant regulatory change designed to encourage competition in the sale of electric services. In this section, we discuss the current status of regulatory actions of the ACC regarding the introduction of retail electric competition in Arizona. We also outline TEP's responses to these actions. There is considerable uncertainty regarding the timing and the outcome of these matters. As a result, we cannot predict the impact of retail competition on TEP's future operating results or financial condition.

     Retail Electric Competition Rules
     ---------------------------------

      In December 1996, the ACC adopted retail electric competition rules (Rules) that provided a framework for the phase-in of retail electric competition in Arizona beginning in January 1999. The Rules were amended and adopted on an emergency basis in August 1998. The Rules, as originally adopted, assumed a competition start date of January 1, 1999. However, in January 1999, the ACC delayed the implementation of the Rules pending additional proceedings to resolve a number of important issues.

     On  April  14,  1999, the ACC approved amendments to the  Rules.   The
approved Rules include:

    -- The date to open an Affected Utility's service territory to competition would be set upon the resolution its of Stranded Costs and Unbundled Tariffs by final ACC order.

    -- If an Affected Utility's service territory is open prior to January 1, 2001, the existing phase-in schedule would be retained, calling for 20 percent of the market to initially have access to competitive generation supply. As part of the 20 percent, each Affected Utility would reserve an increasing percentage for residential customers according to a set schedule.

    -- Competitive Energy Service Provider affiliates of Affected Utilities would not be permitted to enter another Affected Utility's service territory until its own territory is open to competition. For example, NEV Southwest may not sell energy to retail customers of other Affected Utilities until TEP's territory is open to competition.

    -- Requirements that a portion of energy sold competitively be generated from solar sources would be eliminated.

     The amended Rules adopt a similar phase-in to the competitive market as the original rules, calling for three customer classes to be given the initial opportunity for choice:

    -- Large customers whose average usage/load is 1 megawatt (MW) or above, such as mines, refineries, factories, and resorts. TEP currently serves about 80 such customers in this category, representing 351 MW of load. Of this load, approximately 60 percent is under contract through 2001;

    -- Smaller commercial customers whose individual peak usage totals 40 kilowatts (kW) or greater, who can aggregate with similar entities to reach a total load of 1 MW, also are eligible. Examples of these customers are convenience stores, small fast-food restaurants and large retail stores; and

    -- A percentage of TEP's residential customers will be able to choose to participate in the new market on a first-come, first-served basis. Every three months, an additional one and one-quarter percent of residential consumers will have the opportunity to choose.

     By January 1, 2001, consumer choice will be available to all customers. TEP, as the regulated local distribution company, will continue to exclusively provide delivery of electricity over its power lines to homes and businesses. TEP also will continue to be responsible for the operation and maintenance of the lines. For those customers who do not, or cannot, choose other energy providers, TEP remains obligated to provide energy to those customers.

     Under these Rules, competition will begin in each Affected Utility's service territory after the Affected Utility's stranded cost plan is approved by the ACC. We anticipate that public comment sessions will be held in June 1999, and the Rules could be resubmitted to the ACC for their final approval in July or August of 1999.

     Rate Settlement Agreement
     -------------------------

     On August 25, 1998, the ACC approved a rate settlement agreement (Rate Settlement) which gives TEP's retail customers the following base price decreases:

     -- an initial 1.1% decrease (about $7.0 million) which was effective
        July 1, 1998;
     -- a second decrease of 1.0% (about $5.5 million) on July 1, 1999; and -- an additional 1.0% decrease (about $5.5 million) on July 1, 2000.

     The latter two decreases will apply to all tariffed retail customers prior to the start of competition and to all Standard Offer Electric Service customers who do not have, or do not choose, access to competing electric service providers during the proposed phase-in of the ACC's electric competition rules. The Rate Settlement meets the requirement in the ACC's electric competition rules for a 3-5% rate reduction.

     Stranded Costs
     --------------

     In June 1998, the ACC adopted an order that outlined two options for stranded cost recovery: 1) Divestiture/ Auction of all generation assets to determine the amount of stranded costs for 100 percent recovery, or 2) a Transition Revenues Methodology, where the Affected Utility would retain generation assets in a separate affiliate with sufficient revenues necessary to maintain financial integrity, such as avoiding default under current existing financial instruments for a period of ten years.

      In accordance with the June 1998 order, TEP filed with the ACC in August 1998 a proposed plan for divestiture of generating assets and stranded cost recovery. In this plan, TEP estimated that stranded costs may range from $600 million to $1.1 billion, and proposed to recover stranded costs and a return on any unamortized balance over a ten-year period. In January 1999, the ACC stayed the effectiveness of the electric competition rules and the June 1998 order.

     On April 14, 1999, the ACC issued an order modifying the June 1998 order and providing the following options for stranded cost recovery:

     1.Net Revenues Lost Methodology -- Stranded costs would be determined by comparing generation revenues under competition to revenues under regulation. Using growth as a mitigating factor, the amount of recovery would be reduced over a five-year period.

     2.Divestiture/Auction Methodology -- Stranded costs would be determined by auctioning all non-essential generation assets. The amount of stranded costs would be the difference between the assets' market value and their book value. Recovery of stranded costs would occur over 10 years.

     3.Financial Integrity Methodology -- The affected utility would recover costs sufficient to maintain financial integrity, such as avoiding default under currently existing financial instruments for a period of ten years, at which time there would be no remaining stranded costs.

     4.Settlement Methodology -- This option provides for some combination of the three preceding methods, submitted as a settlement option.

     5.Alternative Methodology -- This option would allow Affected Utilities to file an alternative plan. Under this option, utilities would be required to demonstrate how an alternative plan would be in the best interests of all stakeholders.

     Additional details for each method listed above is available in the 1998 Form 10-K.

     TEP has until June 14, 1999 to amend its previously filed stranded cost recovery plan. Although TEP's original stranded cost plan specified divestiture of generation assets as the preferred method for recovery given the options available at the time, TEP is currently evaluating each of the five methodologies described above. In any case, TEP continues to seek 100% recovery of its stranded costs.


     WHOLESALE
     ---------

     TEP competes with other utilities, power marketers and independent power producers in the sale of electric capacity and energy in the wholesale market. FERC generally does not permit TEP's prices for wholesale sales of capacity and energy to exceed rates determined on a cost of service basis. However, in the fall of 1997, FERC granted TEP a tariff to sell at market-based rates. In the current market, wholesale prices are typically substantially below TEP's total cost of service, but in all instances, we make wholesale sales at prices which exceed fuel and other variable costs. We expect competition to sell capacity to remain vigorous. Competition for the sale of capacity and energy is influenced by the following factors:

     --   availability of capacity in the southwestern United States,
     --   the availability and prices of natural gas, oil and coal,
            spot energy prices, and
     --   transmission access.

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

     The  ACC  electric competition rules, as discussed above, require  the
formation   and   implementation  of  an  Arizona  Independent   Scheduling
Administrator Association (AISA).  The purpose of the AISA is to:

    -- calculate available transmission capacity for Arizona transmission facilities that belong to the Affected Utilities or other participants; -- develop and operate an OASIS which covers all participants'
         transmission systems;
    -- implement and oversee the nondiscriminatory application of protocols to ensure statewide consistency for transmission access; and -- provide dispute resolution processes and receive all requests for reservation and scheduling of Arizona transmission facilities.

     TEP, as an Affected Utility, participated in the creation of the AISA. This includes incorporation as a not-for-profit entity, the filing at the FERC for approval of its proposed structure, rates and procedures, and the drafting of its protocols for operation. At the AISA's request, FERC has not ruled upon the filing pending the outcome of the electric competition rules. TEP continues to participate, however, with the other Affected Utilities in developing the AISA's corporate structure and protocols in anticipation of the implementation of retail competition. See Competition, Retail.


ACCOUNTING FOR THE EFFECTS OF REGULATION
----------------------------------------

     The ACC regulates TEP's retail utility business. TEP generally uses the same accounting policies and practices used by unregulated companies for financial reporting under generally accepted accounting principles. However, sometimes these principles, such as FAS 71, require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP's retail rates, the ACC may not allow TEP to charge its customers currently to recover certain expenses but; instead, require that these expenses be recovered from customers in the future. In this situation, FAS 71 requires that TEP capitalize and report these expenses as regulatory assets on the balance sheet until TEP is allowed to charge its customers. TEP then amortizes these items to the income statement as those amounts are recovered from customers. Similarly, certain items of revenue may be deferred as regulatory liabilities, which are also eventually amortized to the income statement.

      We have recorded regulatory assets and liabilities in our balance sheets in accordance with FAS 71. A regulated company must satisfy certain conditions to apply the accounting policies and practices of FAS 71. These conditions include:

     --  an independent regulator sets rates;
     --  the regulator sets the rates to cover specific costs of delivering service; and
     -- the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

      We periodically assess whether we continue to meet these conditions. If we were required to stop applying FAS 71 to all or a portion of TEP's regulated utility operations, we would write off the related balances of TEP's regulatory assets and liabilities as a charge in our income statement. In that event, our earnings would be reduced by the net amount of regulatory assets and liabilities, after applicable deferred income taxes. Based on the balances of TEP's regulatory assets and liabilities at March 31, 1999, if we ceased applying FAS 71 to all of TEP's regulated operations, we would record an extraordinary loss of approximately $140 million, net of the related deferred income tax benefit of $93 million. Approximately 60% of TEP's net regulatory assets on the balance sheet relate to electric generation. While our cash flows may be affected by regulatory orders and market conditions, our cash flows would not be affected if we ceased to apply FAS 71.

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

     TEP will stop accounting for its generation operations using FAS 71 when the ACC approves a cost recovery plan specific to TEP which includes the amount of stranded costs (including regulatory assets, net of regulatory liabilities) that TEP can recover and a cost recovery method. The amount and method of recovery that the ACC approves for TEP will determine whether write-offs or other adjustments will occur at that time. Until the ACC approves the amount and recovery method, we are unable to predict the amount of write-offs or other adjustments, if any, which would be recorded at that time.

MARKET RISKS
------------

      We are potentially exposed to various forms of market risk. Changes in interest rates, returns on marketable securities, changes in foreign currency exchange rates, and changes in commodity prices may affect our future financial results. TEP currently uses derivative commodity instruments such as forward contracts to buy or sell energy but does not use derivative financial instruments for hedging, trading or speculative purposes. TEP continues to evaluate to what extent, if any, it may use derivative financial and commodity instruments in the normal course of its future business. Nations Energy uses derivative financial instruments to manage certain interest rate risks, as described in Interest Rate Risk below.

        NEV, which is accounted for as a 50% owned equity investment of Millennium, is also exposed to changes in the market price of electricity. As an equity investment, our exposure to NEV is restricted to the amount of our investment, advances and guarantees which are described in Note 3 of Notes to Condensed Consolidated Financial Statements, Unregulated Energy Businesses.

      For additional information concerning risk factors, including market risks, see Safe Harbor for Forward-Looking Statements below.

     Interest Rate Risk
     ------------------

     Exposure to interest rate changes relates primarily to TEP's long-term debt obligations. The Company's market risks related to TEP's long-term debt obligations have not changed materially from the market risks reported in the 1998 Form 10-K.

     Nations Energy has exposure to interest rate changes for certain of its overseas projects and uses swap agreements to manage its interest rate exposure. The agreements have the effect of converting certain variable rate obligations to fixed rate obligations.

     Marketable Securities Risk
     --------------------------

      Exposure to fluctuations in the return on marketable securities relates to TEP's investment in debt securities. The Company's market risks related to marketable securities have not changed materially from the market risks reported in the 1998 Form 10-K.

     Foreign Currency Exchange Risk
     ------------------------------

      Exposure to changes in foreign currency exchange rates may arise from transactions conducted by Nations Energy in foreign currencies. Nations Energy's investment in a power project in the Czech Republic is highly leveraged. Portions of the project's debt are denominated in U.S. Dollars, German Deutschmarks, and Czech Korunas. The project bears the risk that the value of the debt in each currency changes with fluctuations in the applicable exchange rates, as well as the risk that the amount of interest due each period changes with fluctuations in the applicable exchange rates. The impact of recording the exchange rate fluctuations on UniSource Energy's income statement for the period January through March 1999 was a loss of approximately $1.6 million.

     Commodity Price Risk
     --------------------

      Exposure to changes in commodity prices at TEP relates to changes in the market price of electricity, as well as to changes in fuel costs incurred to generate electricity. The Company's market risks related to changes in commodity prices have not changed materially from the market risks reported in the 1998 Form 10-K.

FUTURE GENERATING RESOURCES
---------------------------

      In the past, TEP assessed its need for future generating resources based on the premise of a continued regulatory requirement to serve customers in TEP's retail service area. However, the obligation to serve all customers will likely be modified by the ACC's electric competition rules. Further, the need for future resources will be affected by these rules and TEP's ability to retain and attract customers. Under the electric competition rules as adopted, some of TEP's retail customers will be eligible to choose alternative energy providers when retail competition is introduced. For those customers who do not or cannot choose other energy providers, TEP remains obligated to provide energy. However, this energy is not required to come from TEP-owned generating assets. See Competition, Retail.

      Regardless of who supplies electric power in TEP's retail service area, TEP believes additional peaking resources are needed in Tucson by 2001 to improve system reliability locally. Therefore, in the first quarter of 1999, TEP issued request for proposals for third parties to provide  75  MW  of  peaking  resources to  be  located  in  TEP's  service territory. The request for proposals contemplates TEP purchasing peaking capacity on an as-needed basis through a "Must-Run Generation" contract. Must-run generating units are those which are required to run in order to maintain distribution system reliability and meet load requirements.


IMPACT OF THE YEAR 2000 ON COMPUTER SYSTEMS AND APPLICATIONS
------------------------------------------------------------

      Our Year 2000 (Y2K) efforts began in 1996 and involve the inventory, assessment, remediation and testing of our operational and business systems. Our goal is to provide uninterrupted electric service and to process business transactions at year 2000 and beyond. We believe that all identified mission critical systems and applications within our control will be Y2K ready by June 30, 1999. We believe that all identified business critical systems and applications within our control will be Y2K ready by September 30, 1999. "Y2K ready" means the systems have been checked for date processing and are expected to operate properly for their specific business requirements into year 2000.

     State of Readiness
     ------------------

      We have completed an inventory and assessment for each of TEP's critical and non-critical information systems and embedded technologies. The following areas are being addressed: control and embedded systems; enterprise information systems; suppliers; and subsidiaries.

Control and Embedded Systems - We are reviewing the control and embedded systems of TEP's utility plant including generation units partly owned but not operated by TEP. Many of these systems are critical to the power generation, transmission and distribution of electric service. The inventory and assessment stages of this program were completed by September 30, 1998.

The testing and remediation efforts are over 90% complete for the critical systems and are scheduled to be completed by June 30, 1999. A software upgrade for the Energy Management (SCADA) System was placed in service on April 1, 1999 and this system is now Y2K ready. Major upgrades for power generation systems are scheduled for the second quarter of 1999 during scheduled outages. All protective field devices are prepared for Y2K.

Enterprise Information Systems - We began the remediation, replacement, or upgrade of these systems in 1996. We expect to complete this process by the end of second quarter 1999. The following systems are included:


     Department or Area                      Comments
     ------------------                      --------
Customer  Services, Billing,  The   vendor  supplying  the  Customer
Receivables                   Information   System   has    recently
                              identified some Y2K patches that  will
                              be  installed in the second quarter of
                              1999.   Also, the current  version  of
                              the underlying software upon which the
                              system   is  built  is  not  yet   Y2K
                              compliant.    We  expect  an   updated
                              release of this software, which is Y2K
                              compliant, to be installed before  the
                              end of the second quarter of 1999.

Human Resources, Payroll      Y2K  ready - System installed in  1993
                              and upgraded to be Y2K ready in 1998.

Work Management               The    vendor   supplying   the   Work
                              Management    System   has    recently
                              identified  an  upgraded  release  for
                              Year  2000.  The upgrade is  scheduled
                              for installation in the second quarter
                              of 1999.  Also, the current version of
                              the underlying software upon which the
                              system  is built is not Y2K compliant.
                              We  expect an updated release of  this
                              software,  which is Y2K compliant,  to
                              be  installed before the  end  of  the
                              second quarter of 1999.

General    Ledger,Fixed       Scheduled  for replacement  in  second
Assets, Projects              quarter 1999. Current systems are  now
                              being remediated as a contingency with
                              a  scheduled  completion date  in  the
                              second quarter of 1999.

Accounts Payable,             Y2K  ready - Remediation completed  in
Purchasing, Inventory         1998.

Testing of the current general ledger and fixed assets applications continued in the first quarter of 1999 to cover additional month-end closings. Upgrades to the operating system software are scheduled through the second quarter of 1999. An integrated test is then scheduled for the third quarter of 1999 for the enterprise hardware, operating software, and major applications with year 2000 date processing.

Suppliers - We have identified the major vendors from whom we buy goods or services for the generation, transmission and distribution of electrical service. We are working with these vendors to determine their plans and to investigate any potential impact on TEP. Major vendors of other TEP business areas are also being reviewed for Y2K compliance.

Millennium Subsidiaries - We have contacted NEV, Nations Energy, and Global Solar to determine their state of readiness. These companies will be monitored to ensure plans are in place to avoid Y2K disruptions.

     Costs
     -----

      From  1996  through  March 31, 1999, we have  expensed  $1.0  million addressing the Y2K issue. This amount does not include major system replacement costs that, along with other functional changes, addressed Y2K issues. A $1.4 million budget, which includes the $1.0 million already expensed, has been established for Y2K project costs. All remediation costs will be expensed as incurred.

     Risks
     -----

     Currently we believe that all identified modifications to systems that TEP operates will be made within the required time frames. Despite our efforts, we cannot be certain that all Y2K problems with the systems we operate will be identified and remediated in a timely manner. Although we do not expect any of our potential Y2K problems to be major, it is possible that such failure could disrupt the generation, transmission or distribution of electric energy or the billing and collection process.

      We cannot assure that systems or parties we do not control are prepared for Y2K, or how this may affect TEP. As an example, the loss of communications systems supplied by our vendors could affect our ability to operate generation and transmission facilities. Also, interruptions of generating capacity could result from instability of the electric grid.

     TEP and other electric service providers in the WSCC are studying possible Y2K risks resulting from interconnected electric and information systems. The interconnected systems are critical to the reliability and integrity of each electric service provider. As an example, the failure of an interconnected provider to meet Y2K readiness could possibly disrupt the provision of electric services by utilities. TEP and other electric providers in the WSCC are working together in an effort to avoid such disruptions.

     Contingency Plans
     -----------------

     We are preparing contingency plans for the possibility that not all remediation efforts, both internal and external, will succeed. We are documenting the events or scenarios that might significantly impact the delivery of electric service, including loss of generation, communications, and other conditions that could result in electric power outages. We are attempting to minimize the potential impact of these events with our draft contingency plan that we completed in 1998. The plan includes developing procedures, tests, and drills to coincide with the WSCC and NERC plans and is scheduled to be finalized by June 30, 1999.

       TEP performed compliance testing with the first North American Electric Reliability Council (NERC) industry coordinated drill on April 9, 1999, and did not experience any significant events or difficulties. TEP has scheduled to perform additional compliance testing to coincide with the second drill on September 9, 1999.


RESULTS OF OPERATIONS
---------------------

      UniSource Energy recorded a net loss of $5.5 million or $0.17 per average share of Common Stock in the first quarter of 1999. This compares with a net loss of $7.0 million or $0.22 per average share of Common Stock in the first quarter of 1998. The primary reason for the smaller net loss in the first quarter of 1999 was lower losses recorded by Millennium and its unregulated energy businesses.

     Contribution By Business Segment
     --------------------------------

      The table below shows the contributions to our consolidated earnings and earnings per share by our two business segments, as well as parent company expenses, for the three months ended March 31, 1999 and 1998:

                                        Three Months Ended March 31
                                        ---------------------------
                                          (Millions)      Per Share
                                         1999    1998    1999   1998
                                         ----    ----    ----   ----
     Regulated Electric Utility         $(1.3)  $(1.6) $(0.04) $(0.05)
     Unregulated Energy Businesses       (2.8)   (4.0)  (0.09)  (0.13)
     Parent  Company and  Inter-Company
     Eliminations                        (1.4)   (1.4)  (0.04)  (0.04)
                                         -----   -----  ------  ------
     Consolidated Net Income(Loss)      $(5.5)  $(7.0) $(0.17) $(0.22)
                                         =====   =====  ======  ======

     TEP's regulated electric utility business accounts for substantially all of UniSource Energy's assets, revenues, and net income on an annual basis. The following discussion is related to TEP's utility operations, unless otherwise noted. The results of our unregulated energy businesses are discussed in Results of Unregulated Energy Businesses below. The results of the parent company for the quarters ended March 31, 1999 and 1998 relate to the after-tax interest expense on the note we provided to TEP in exchange for the stock of Millennium. See Interest Income below.

     Utility Sales and Revenues
     --------------------------

      Comparisons of TEP's kilowatt-hour sales and electric revenues are shown below:

                                                    Increase/(Decrease)
                                                    -------------------
    Three Months Ended March 31    1999      1998      Amount  Percent
    ---------------------------    ----      ----      ------  -------

    Electric kWh Sales (000):
       Retail Customers         1,662,544  1,790,309  (127,765)  (7.1)%
       Sales for Resale         1,179,286    850,132   329,154   38.7
                                ---------  ---------   -------
           Total                2,841,830  2,640,441   201,389    7.6%


     Electric Revenues (000):
       Retail Customers         $ 128,777  $ 138,149   $(9,372)  (6.8)%
        Sales for Resale           31,859     22,854     9,005   39.4
                                ---------  ---------    -------
           Total                $ 160,636  $ 161,003     $(367)  (0.2)%


   TEP's kWh sales to retail customers decreased by 7% in the first quarter of 1999 compared with the same period in 1998. Despite a 2.6% increase in the number of retail customers in the first quarter, total retail kWh sales decreased due to a mild winter that reduced the demand for electric heat in TEP's retail service territory. Revenues from sales to retail customers were 7% lower in the first quarter of 1999 than in the same period of 1998 because of the lower kWh sales.

      TEP makes sales for resale on both a firm and interruptible basis to the extent TEP's generating capacity is not needed for providing energy to TEP's retail customers. TEP also enters into short-term energy sale transactions (under one-year) that are offset by similar purchase transactions. Rates for short-term energy sales are typically substantially below rates determined on a fully allocated cost of service basis, but, in all instances, rates exceed the level necessary to recover fuel and other variable costs. KWh sales for resale and the revenues from these sales increased by 39% in the first quarter of 1999 relative to the same period in 1998. This increase in wholesale energy sales was due to 1) increased power marketing activity, and 2) increased generation availability from Irvington Unit 4, which was out of service in the first quarter of 1998.

     Operating Expenses
     ------------------

      Total Operating Expenses remained stable in the first quarter of 1999 compared with the same period last year. Fuel and Purchased Power expense increased 13.5% in the first quarter of 1999 compared with the same period in 1998. This percentage increase exceeded the percentage increase in kWh sales due to greater purchases of energy at higher prices relative to the first quarter of 1998. Partially offsetting the higher fuel and purchased power expenses was a 10.2% reduction in other operations and maintenance expenses. This reduction was due to a shift in generation maintenance activities from the first quarter to the second quarter of 1999.

     Other Income (Deductions)
     -------------------------

     Interest Income
     ---------------

     TEP's income statements for the quarters ended March 31, 1999 and 1998 include $2.5 million and $2.3 million, respectively of interest income on the promissory note TEP received from UniSource Energy in exchange for the transfer of its stock in Millennium. On UniSource Energy's consolidated income statement, this income is eliminated as an inter-company transaction.

     Income (Losses) from Unregulated Energy Businesses
     --------------------------------------------------

      Our unregulated energy businesses contributed a net loss of $2.8 million for the first quarter ended March 31, 1999, compared with a net loss of $4.0 million in the first quarter of 1998. See Note 3 of Notes To Condensed Consolidated Financial Statements and Results of Unregulated Energy Businesses, below for more information on the results of this business segment.

     Interest Expense
     ----------------

      Interest expense decreased by approximately $1 million in the first quarter of 1999 compared with the same period in 1998 due primarily to the retirement of $30 million of long-term debt in December 1998. Additionally, interest rates on variable rate debt were lower in the first quarter of 1999 than in the first quarter of 1998 and contributed to the interest expense decrease.


RESULTS OF UNREGULATED ENERGY BUSINESSES
----------------------------------------

     The table below provides a breakdown by Millennium-owned subsidiary of the after tax net income/(losses) recorded for the periods ended March 31, 1999 and 1998.

                                    Three Months
                                   Ended March 31
                                   --------------
          Subsidiary                1999     1998
          ---------------------------------------
                        -  Thousands  of Dollars -

          AET                    $  (374)  $   170
          MEH                       (577)   (4,050)
          Nations Energy          (1,942)     (204)
          Other                      100        48
                                  -------   -------
          Total  Millennium      $(2,793)  $(4,036)
                                  =======   =======


     AET and Global Solar
     --------------------

      Advanced Energy Technologies, Inc. (AET) holds a 50% interest in Global Solar Energy, L.L.C. (Global Solar), a manufacturer of thin-film photovoltaic cells. AET's net loss in the first quarter of 1999 was due to manufacturing startup-related expenses of the Tucson-based production facility and the formation of an overseas affiliate to manufacture thin-film photovoltaic cells in India. Small-scale manufacturing of thin film photovoltaic cells would begin in the second quarter of 1999.

     MEH and NEV
     -----------
      MEH holds a 50% interest in New Energy Ventures, Inc. (NEV). NEV was formed to provide electricity, energy products and services, and technology-based energy solutions to customers in deregulating energy markets. In the first quarter of 1999, ownership of New Energy Ventures Southwest was transferred from MEH to NEV. MEH recorded $0.9 million of losses for NEV Southwest during the first three months of 1999. MEH has committed to fund 100% of the operating expenses of NEV Southwest until a competitive market opens in Arizona.

      MEH's net loss in the first quarter of 1998 consists of losses from its equity investment in NEV. See Note 3 of Notes to Condensed Consolidated Financial Statements, Unregulated Energy Businesses, for more information regarding losses incurred by NEV.

     Nations Energy
     --------------

     Nations Energy Corporation (Nations Energy) develops independent power projects worldwide. The net loss of $1.9 million in first quarter of 1999 resulted principally from losses on foreign currency transactions related to projects in the Czech Republic.

DIVIDENDS ON COMMON STOCK
-------------------------

     UniSource Energy
     ----------------


     Our ability to pay cash dividends on common stock outstanding depends, in part, on the cash flow from our subsidiary companies, TEP and Millennium. TEP is our primary operating subsidiary and comprises substantially all of UniSource Energy's assets. In December 1998, TEP declared and paid a $30 million cash dividend to UniSource Energy.

      Our Board of Directors may consider the declaration and payment of a cash dividend to the common shareholders of UniSource Energy during 1999. We will consider several factors in making this decision, including:

     --   the capital needs of our affiliates;
     --   our earnings;
     --   our business prospects; and
     --   the impact and status of deregulation in Arizona.

     TEP
     ---
      In December 1998, TEP declared and paid a dividend of $30 million to UniSource Energy, its sole shareholder. TEP declared the dividend from current year (1998) earnings since TEP has an accumulated deficit, rather than positive retained earnings.

      TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants, including a covenant that requires TEP to maintain a minimum level of net worth. As of March 31, 1999, the required minimum net worth was $183 million. TEP's actual net worth at March 31, 1999 was $229 million. See Investing and Financing Activities, TEP Credit Agreement, below. As of March 31, 1999, TEP was in compliance with the terms of the Credit Agreement.

     The ACC Holding Company Order states that TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings until TEP's equity ratio equals 37.5% of total capital (excluding capital lease obligations). As of March 31, 1999, TEP's equity ratio on that basis was 16%. TEP is in compliance with this order.

      In addition to these limitations, the Federal Power Act states that dividends shall not be paid out of funds properly included in the capital account. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis to pay dividends from current year earnings.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

 CASH FLOWS
 ----------

     UniSource Energy

      Consolidated cash and cash equivalents decreased by $16 million, or 13.2%, from the March 31, 1998 ending balance of $121.8 million to the March 31, 1999 ending balance of $105.8 million. For the twelve-month period ended March 31, 1999, consolidated net cash outflows for investing and financing activities exceeded the cash generated from operating activities.

       Net  cash flows from operating activities decreased by $10.8 million
in  the  first quarter of 1999 compared with the same period in 1998.   The
decrease was due in part to higher cash outflows for the following:

     -- $15.2 million in fuel and purchased power payments, due primarily to sales increases;
     -- $6.8  million in interest payments, due primarily to refinancing activities in 1998 and related changes in interest payment dates; -- $4.8 million for income taxes due primarily to the exhaustion of certain tax benefits in 1998; and
     -- $3.2 million in capital lease interest paid.

      These cash outflows were partially offset by:

     -- no cash outflows for contract termination fees in 1999, compared to
          $10 million paid to a coal supplier in  1998;
     -- wages paid were $6.1 million lower due primarily to a timing difference in the payment of year-end incentive compensation to TEP employees; and
     -- higher cash receipts of $4.5 million from wholesale sales.

      Total net cash outflows for investing activities decreased by $3.1 million during the first quarter of 1999 compared with the same period in 1998 due primarily to lower capital expenditures and investments in unregulated energy businesses.

      Total net cash outflows for financing activities increased by $7.2 million in the first quarter of 1999 compared with the same period in 1998 due primarily to an increase in payments applied to the principal balance of the Springerville Unit 1 capital lease obligation.

      Our consolidated cash balance, including cash equivalents, at May 7, 1999 was approximately $78 million. We invest cash balances in high-grade money market securities with an emphasis on preserving the principal amounts invested.

      During 1999, UniSource Energy may require cash to fund investments in our unregulated energy businesses and to pay dividends to shareholders. We expect our sources of cash to be dividends from our subsidiaries, primarily TEP. Although no specific offerings are currently contemplated, UniSource Energy may also issue debt and/or equity securities from time to time. Our cash flows may be subject to variation if TEP's actual results differ from forecasts. If cash flows were to fall short of expectations, we would reevaluate the investment requirements of our unregulated energy businesses and/or seek additional financing for those businesses by unrelated parties.

     TEP
     ---

     Cash and cash equivalents increased by $2.9 million, or 3.5%, from the March 31, 1998 ending balance of $83.2 million to the March 31, 1999 ending balance of $86.1 million. For the twelve-month period ended March 31, 1999, net cash inflows for operating activities exceeded cash outflows from investing and financing activities.

     Net cash flows from operating activities decreased by $9.6 million in the first quarter of 1999 compared with the same period in 1998. See UniSource Energy, Cash Flows above for a discussion of factors affecting net cash flows from operating activities.

      Net cash outflows for investing activities decreased $47.9 million in first quarter of 1999 from the first quarter of 1998. Prior to January 1, 1998, the Unregulated Energy Businesses were subsidiaries of TEP. The transfer of Millennium and its $45 million of cash from TEP to UniSource Energy on January 1, 1998 is reflected as a use of cash on TEP's statement of cash flows. The subsidiaries holding that cash were subsidiaries of TEP at year-end 1997, and became subsidiaries of UniSource Energy on January 1, 1998. Additionally, TEP's capital expenditures were $2.9 million lower in the first quarter of 1999 than in the first quarter of 1998.

      Net cash outflows for financing activities increased $7.3 million in 1999's first quarter over the same quarter in 1998. The increase was due primarily to higher required payments on the Springerville Unit 1 capital lease obligation.

     TEP's consolidated cash balance, including cash equivalents, at May 7, 1999 was approximately $65 million.

      TEP expects to generate enough cash flow during 1999 to fund continuing operating activities, construction expenditures, required debt maturities, and to pay dividends to UniSource Energy. Actual cash flows may vary from projections if there are changes in wholesale revenues, changes in short-term interest rates or other factors. If cash flows were to fall short of our expectations, TEP would use existing cash balances and, if necessary, borrow from the Revolving Credit Facility.

INVESTING AND FINANCING ACTIVITIES
----------------------------------

     UniSource Energy
     ----------------

     Loans and Guarantees
     --------------------

      Effective September 1, 1997, MEH exercised an option to acquire a 50% ownership in NEV and made a $0.8 million capital contribution.

      In December 1997, MEH committed to provide NEV with $20 million of funding. At March 31, 1999, NEV had received $19 million in debt funding under the commitment, resulting in a remaining commitment amount available of $1 million at March 31, 1999. Additionally, in September 1998, NEV issued a $4.8 million promissory note to MEH for a $3 million loan MEH extended to NEV in September 1997, as well as preferred operating return due MEH under the terms of NEV's original operating agreement.

      In December 1998, UniSource Energy committed $30 million in credit to NEV. NEV has drawn $15 million on the credit commitment at March 31, 1999.
NEV also had accrued interest and other accounts payable to MEH that reduces the amount available to MEH under this credit commitment. Under the terms of the commitment, NEV must provide collateral prior to any amounts being drawn under this credit commitment.

      Additionally, in August 1998, UniSource Energy guaranteed a $10 million loan that NEV obtained from an unrelated party. The note is callable at any time after May 17, 1999. UniSource Energy is the guarantor of performance bonds and other guarantees that secure amounts NEV may owe to the utility distribution companies (UDCs) and energy suppliers in connection with NEV's sales to retail electric customers. NEV bills its customers for these charges. UniSource Energy's guarantees are secured by various NEV accounts receivable and other assets.

     Stock Warrants
     --------------

     In 1998, UniSource Energy offered to exchange UniSource Energy warrants for TEP warrants. As of March 31, 1999:

     --   4.6 million TEP warrants,which expire December 15,2002, remained outstanding;
     --   1.5 million UniSource Energy warrants expired; and
     --   1.5 million UniSource Energy warrants, which expire on December 15,
            2000, remain outstanding.

     TEP
     ---

     Capital Expenditures
     --------------------

      TEP's capital expenditures for the quarter ended March 31, 1999 were $15.5 million. TEP's capital budget for the year ending December 31, 1999 is approximately $90 million. These authorized expenditures include costs for TEP to comply with current federal and state environmental regulations. All of these estimates are subject to continuing review and adjustment. Actual construction expenditures may be different from budgeted amounts due to changes in business conditions, construction schedules, environmental requirements, and changes to our business arising from retail competition. TEP plans to fund these expenditures through internally generated cash flow.

     TEP Credit Agreement
     --------------------

      As of March 31, 1999 and as of May 7, 1999, TEP had no borrowings outstanding under its $100 million Revolving Credit Facility.

      TEP is required by its Credit Agreement to maintain certain financial covenants including (a) a minimum Consolidated Tangible Net Worth equal to the sum of $133 million plus 40% of cumulative Consolidated Net Income since January 1, 1997, (b) a minimum Cash Coverage Ratio ranging from 1.40 in 1999 and gradually increasing to 1.55 in 2002, and (c) a maximum Leverage Ratio ranging from 6.80 in 1999 and gradually decreasing to 6.20 in 2002. As of March 31, 1999, TEP was in compliance with each of these covenants.

     SPRINGERVILLE COMMON FACILITIES LEASES
     --------------------------------------

       Under the terms of the Springerville Common Facilities lease agreement, the secured notes underlying this lease must be refinanced or refunded by December 31, 1999 in order to avoid a special event of loss under the lease. If a special event of loss were to occur, TEP would be required to repurchase the facilities for an amount equal to the higher of the stipulated loss value of $144 million or the fair market value of the facilities. Upon such purchase, the lease would be terminated. Based on the current amortization schedule for these notes, a principal amount of approximately $70 million will be outstanding as of December 31, 1999. Interest on the lease notes is currently paid at a variable rate of interest equal to the Federal Funds rate plus 0.625%. TEP intends, and believes it has the ability, to refinance the underlying debt on these leases in 1999.


MILLENNIUM -- UNREGULATED ENERGY BUSINESSES
-------------------------------------------

     CAPITAL REQUIREMENTS
     --------------------

      Our Unregulated Energy Businesses owned by Millennium require significant amounts of capital and we expect these needs to continue in the near future. Actual capital expenditures, investments in and loans to Unregulated Energy Businesses, net of distributions, for the quarters ended March 31, 1999 and 1998 were as follows:

                                      March 31
                                      --------
          Subsidiary               1999        1998
          ------------------------------------------
                           -  Thousands of Dollars -
          AET                    $ (2,870)   $      0
          MEH                        (116)     (6,000)
          Nations Energy           (2,802)        (23)
          Other                       (25)         (5)
              Total  Millennium  $ (5,813)   $ (6,028)




     Significant first quarter 1999 investments include:

     --   $1.1 million in capital expenditures for Advanced Energy Technologies;
     --   $1.75 million in capital contributions and loans to Advanced Energy
            Technologies;
     --   $3.3 million by Nations Energy for a controlling interest  in  a refinery project located in Curacao.

     Total forecasted investments for 1999 are $30 million. These forecasts are subject to continuing review and revision, and contain assumptions for each subsidiary regarding investment opportunities, growth strategies, and potential investments by unaffiliated parties. Actual expenditures may be higher or lower than these forecasts, or may be allocated to our businesses in proportions different than planned. Our ability to fund future capital requirements of our unregulated business segment will depend to a great extent on the amount and predictability of the dividends we receive from our primary operating subsidiary, TEP.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
------------------------------------------

     This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Act of 1995. UniSource Energy and TEP are including the following cautionary statements to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or for UniSource Energy or TEP in this Quarterly Report on Form 10-
Q. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not statements of historical facts. Forward-looking statements may be identified by the use of words such as "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. From time to time, we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of UniSource Energy or TEP, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, UniSource Energy and TEP disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

      Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. We express our expectations, beliefs and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management's expectations, beliefs or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in other parts of this report:

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

     7. Y2K disruptions resulting from unidentified or unremediated problems for systems which we control, and Y2K disruptions resulting from systems or parties which we do not control.




ITEM 3.  - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

     The information contained in this Item updates, and should be read in conjunction with, information included in Part II, Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 in addition to the interim condensed consolidated financial statements and accompanying notes presented in Items 1 and 2 of this Form 10-Q.

     See   Item  2-  Management's  Discussion  and  Analysis  of  Financial
Condition   and  Results  of  Operations,  Factors  Affecting  Results   of
Operations, Market Risk, Foreign Currency Exchange Risk.

                        PART II - OTHER INFORMATION


ITEM 1. -- LEGAL PROCEEDINGS
----------------------------

TAX ASSESSMENTS
---------------

      See Note 4 of Notes to Condensed Consolidated Financial Statements, Tax Assessments.


ITEM 5. - OTHER INFORMATION
---------------------------

ADDITIONAL FINANCIAL DATA
-------------------------

The  following  table reflects the ratio of earnings to fixed  charges  for
TEP:

                                     12 Months Ended
                                     ---------------
                                 March 31,     December 31,
                                   1999            1998
                                   ----            ----
    Ratio of Earnings to
    Fixed Charges                  1.36            1.41



ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

(a)  Exhibits.

     -- See Exhibit Index.

(b)  Reports on Form 8-K.

      The Company and TEP filed the following current reports on Form 8-K during the quarter ended March 31, 1999:

     UniSource Energy Corporation and Tucson Electric Power Company

     -- Form 8-K dated January 4, 1999 (filed January 8, 1999), reporting on the delay of retail electric competition in Arizona.
     -- Form 8-K dated February 5, 1999 (filed February 16, 1999), reporting on Proposed Orders by ACC Hearing Officer and 1998 Earnings.

     UniSource Energy Corporation

     -- Form 8-K dated March 5, 1999 (filed March 15, 1999), reporting on adoption of a shareholder rights plan.

                                 Signature


      Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.


                                   UNISOURCE ENERGY CORPORATION
                                             (Registrant)


Date:  May 17, 1999                          Ira R. Adler
                                   --------------------------------
                                             Ira R. Adler
                                    Executive Vice President and
                                     Principal Financial Officer



                                   TUCSON ELECTRIC POWER COMPANY
                                             (Registrant)


Date:  May 17, 1999                          Ira R. Adler
                                   --------------------------------
                                             Ira R. Adler
                                    Executive Vice President and
                                     Principal Financial Officer

                               EXHIBIT INDEX

     11 -    Statement re computation of per share earnings - UniSource
              Energy.
     12 -    Computation of Ratio of Earnings to Fixed Charges - TEP.
     15 -    Letter regarding unaudited interim financial information.
     27a -   Financial Data Schedule - UniSource Energy.
     27b -   Financial Data Schedule - TEP.