Form 10-Q/A
period 1999-03-31
UNISOURCE ENERGY CORP
filed 1999-05-24
CIK 941138

The following items were the subject of
                                a Form 12b-25 and are included herein:
                                Certain financial information in Note 3 --
                                Unregulated Energy Businesses, of Item 1.--
                                Financial Statements, for New Energy
                                Ventures, Inc., an affiliate which is not consolidated and which is 50 percent owned by the Registrant.

---------------------------------------------------------------------------

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                               FORM 10-Q/A

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



                   Registrant;State of
  Commission       Incorporation; Address             IRS Employer
  File Number      and Telephone Number               Identification Number
  -----------      ----------------------             ---------------------

   1-13739          UNISOURCE ENERGY CORPORATION       86-0786732
                    (An Arizona Corporation)
                    220 West Sixth Street
                    Tucson, AZ  85701
                    (520) 571-4000


      Indicate  by  check mark whether each registrant (1)  has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X     No _____

      At May 7, 1999, 32,303,281 shares of UniSource Energy Corporation's Common Stock, no par value (the only class of Common Stock) were outstanding.

      UniSource Energy Corporation is the sole holder of the 32,162,167 shares of the outstanding Common Stock of Tucson Electric Power Company.

---------------------------------------------------------------------------

                     REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of UniSource Energy Corporation


We have reviewed the accompanying condensed consolidated balance sheets and the related condensed consolidated statements of loss and of cash flows of UniSource Energy
Corporation and its subsidiaries (the Company) as of March 31, 1999 and for the three-month periods ended March 31, 1999 and 1998. This financial information is the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization as of December 31, 1998, and the related consolidated statements of income, of changes in stockholders' equity, and of cash flows for the year then ended (not presented herein); and in our report dated February 4, 1999 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.



PricewaterhouseCoopers LLP
Los Angeles, California
May 20, 1999

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


NOTE 3. UNREGULATED ENERGY BUSINESSES

Loans and Guarantees for NEV

     Effective September 1, 1997, MEH (formerly Millennium) acquired a 50% ownership in NEV and made a $0.8 million capital contribution.

     In December 1997, MEH committed to provide NEV with $20 million of funding. At March 31, 1999, NEV had received $19 million in debt funding under the commitment, resulting in a remaining commitment amount available of $1 million at March 31, 1999. Additionally, in September 1998, NEV issued a $4.8 million promissory note to MEH for a $3 million loan MEH extended to NEV in September 1997 as well as a preferred operating return due MEH under the terms of NEV's original operating agreement.

   In December 1998, UniSource Energy committed $30 million in credit to NEV. NEV has drawn $15 million on the credit commitment at March 31, 1999. NEV also had accrued interest and other accounts payable to MEH of $2.3 million at March 31, 1999 which also reduces the amount available under this credit commitment. Under the terms of the commitment, NEV must provide collateral prior to any amounts being drawn under this credit commitment.

   In addition to providing funding, UniSource Energy provides credit to NEV in the form of guarantees and surety bonds to support NEV's wholesale and retail electricity purchases and sales activities. As of March 31, 1999, UniSource Energy had extended guarantees and surety bonds aggregating $41.6 million, of which $21.7 million was outstanding. UniSource Energy issued additional guarantees of $13.5 million subsequent to March 31, 1999. In addition, UniSource Energy has guaranteed repayment of a $10 million note that NEV obtained from an unrelated party. This note is callable any time after May 28, 1999. UniSource Energy's guarantees and borrowings under the $30 million credit facility are secured by various NEV accounts receivable and other assets.

    NEV has incurred a total loss in excess of approximately $49 million for the period September 1997 through March 31, 1999.

    In 1998 and 1997, MEH recorded $16 million and $7.8 million, respectively, of NEV's losses. These losses, totaling $23.8 million, equal the total funds and unsecured commitments provided by MEH and UniSource Energy to NEV. Our accounting policy limits the amount of NEV's loss to be recorded by MEH to the total amount invested and committed by MEH and UniSource Energy on an unsecured basis. Should MEH or UniSource Energy provide additional unsecured funding to NEV or should the value of existing collateral decline, the unsecured amounts provided would be immediately expensed up to the lesser of the amount of unsecured funding provided or the amount of NEV's cumulative losses in excess of the $23.8 million already recorded by MEH. While we do not currently have plans to extend additional unsecured amounts, there can be no assurance that additional funding will not be necessary.

	In the first quarter of 1999, ownership of New Energy Ventures Southwest was transferred from MEH to NEV. MEH recorded $0.9 million of losses for NEV Southwest during the first three months of 1999.

   NEV Summarized Financial Information

                                              Quarters Ended March 31,
     Income Statement                              1999    1998
                                                -----------------
                                              - Millions of Dollars-
      Retail Customer Revenue                      $ 92     $ 1
      Utility Distribution Company Payments         (45)      -
      Cost of Goods Sold                            (47)     (1)
                                                    ----    ----
        Gross Margin                                  -       -

      Proprietary  Purchases  and  Sales, Net         8      (2)
      Other Operating Expenses                       (9)     (5)
                                                    ----    ----
      Income (Loss) from Operations                  (1)     (7)
      Other Income (Expense)                         (2)      -
      Cumulative Effect of Change in
        Accounting Principle                          1       -
                                                    ----    ----
            Net Loss                                $(2)    $(7)
                                                    ====    ====

	As of January 1, 1999, NEV adopted EITF 98-10 which provides guidance on accounting for energy trading activities. As a result of the adoption, NEV recorded a cumulative effect gain of approximately $1 million during the first quarter of 1999.

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

NOTE 8.  REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

     With respect to the unaudited consolidated financial information of UniSource Energy for the three-month periods ended March 31, 1999 and 1998, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 20, 1999, appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of sections 7 and 11 of the Act.

     With respect to the unaudited consolidated financial information of TEP for the three-month periods ended March 31, 1999 and 1998, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 17, 1999, appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of sections 7 and 11 of the Act.

NOTE 9.  RECLASSIFICATIONS

     Minor reclassifications have been made to the prior year financial statements to conform to the current year's presentation.
insert financials and notes to statements

                        PART II - OTHER INFORMATION


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

     UniSource Energy Corporation
     ----------------------------

     -- Form 8-K dated March 5, 1999 (filed March 15, 1999), reporting on adoption of a shareholder rights plan.

                                 Signature


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   UNISOURCE ENERGY CORPORATION
                                            (Registrant)


Date:  May 24, 1999                          Ira R. Adler
                                   --------------------------------
                                             Ira R. Adler
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