Form 10-Q
period 1999-06-30
UNISOURCE ENERGY CORP; TUCSON ELECTRIC POWER CO
filed 1999-08-16
CIK 941138, 100122

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

  (Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended June 30, 1999

                                    OR

     [X]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________.



					Registrant; State of
Commission			Incorporation;                    IRS Employer
File Number         Address; and Telephone Number     Identification Number
-----------         -----------------------------     ---------------------

   1-13739          UNISOURCE ENERGY CORPORATION       86-0786732
                    (An Arizona Corporation)
                    220 West Sixth Street
                    Tucson, AZ  85701
                    (520) 571-4000

   1-5924           TUCSON ELECTRIC POWER COMPANY      86-0062700
                    (An Arizona Corporation)
                    220 West Sixth Street
                    Tucson, AZ  85701
                    (520) 571-4000


      Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No __

       At   August  10,  1999,  32,315,790 shares  of  UniSource  Energy
Corporation's Common Stock, no par value (the only class of Common Stock) were outstanding.

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




                       TABLE OF CONTENTS


                                                                Page
                                                                ----
Definitions..................................................... iv
Review Report of Independent Accountants..........................1

               PART I - FINANCIAL INFORMATION

Item 1.  -- Financial Statements
 UniSource Energy Corporation
  Comparative Condensed Consolidated Statements
   ofIncome (Loss)................................................2
  Comparative  Condensed Consolidated Statements
   of  Cash Flows.................................................3
  Comparative Condensed Consolidated Balance Sheets...............4
 Tucson Electric Power Company
  Comparative Condensed Consolidated Statements of Income.........5
  Comparative  Condensed Consolidated Statements
   of  Cash Flows.................................................6
  Comparative Condensed Consolidated Balance Sheets...............7
 Notes to Condensed Consolidated Financial Statements
 Note 1.  Accounting for the Effects of Regulation................8
 Note 2.  Segment and Related Information........................10
 Note 3.  Unregulated Energy Businesses..........................12
 Note 4.  Tax Assessments........................................12
 Note 5.  Springerville Common Facilities Lease..................13
 Note 6.  Income Taxes...........................................13
 Note 7.  New Accounting Standards...............................14
 Note 8.  Review by Independent Public Accountants...............15
 Note 9.  Reclassifications......................................15

Item   2.   --  Management's  Discussion  and  Analysis   of
Financial Condition and Results of Operations
 Overview........................................................16
 Factors Affecting Results Of Operations
   Competition
     Retail......................................................17
     Wholesale...................................................20
   Accounting For The Effects Of Regulation......................20
   Market Risks..................................................22
   Future Generating Resources...................................22
   Impact  Of  The  Year  2000  On  Computer
    Systems  and Applications....................................23
 Results Of Operations...........................................25
   Contribution By Business Segment..............................25
   Utility Sales and Revenues....................................26
   Operating Expenses............................................27
   Other Income (Deductions).....................................27
   Interest Expense..............................................27
 Results Of Unregulated Energy Businesses........................28
   AET and Global Solar..........................................28
   MEH and NewEnergy.............................................28
   Nations Energy................................................28

 Dividends On Common Stock
   UniSource Energy..............................................28
   TEP...........................................................29
 Liquidity And Capital Resources
   Cash Flows
     UniSource Energy............................................29
     TEP.........................................................30
   Investing And Financing Activities
     UniSource Energy
      Loans and Guarantees.......................................30
      TEP
      Capital Expenditures.......................................30
      TEP Credit Agreement.......................................31
      Springerville Common Facilities Leases.....................31
     Millennium -- Unregulated Energy Businesses
      Sale of NewEnergy, Inc.....................................31
      Capital Requirements.......................................31
 Safe Harbor For Forward-Looking Statements......................32

Item  3.  -- Quantitative And Qualitative
  Disclosures  About Market Risk.................................33


                 PART II - OTHER INFORMATION

Item 1. -- Legal Proceedings
 Tax Assessments.................................................34
Item  4.   --  Submission Of Matters To A Vote
  Of  Security Holders...........................................34
Item 5.  -- Other Information
 Additional Financial Data.......................................34
Item 6.  -- Exhibits and Reports on Form 8-K.....................34
Signature Page...................................................36
Exhibit Index....................................................37

                               DEFINITIONS

The abbreviations and acronyms used in the 1999 Second Quarter Form 10-Q are defined below:
---------------------------------------------------------------------------

ACC................. Arizona Corporation Commission.
AET................. Advanced  Energy Technologies, Inc., a  wholly-
                       owned subsidiary of Millennium.
Affected Utilities.. Electric  utilities  regulated  by  the   ACC,
                       including  TEP,  Arizona  Public  Service,   Citizens
                       Utilities     company,    and    several     electric
                       cooperatives.
Common Stock........ UniSource Energy's common stock, without par value.
Company............. UniSource Energy Corporation.
Credit Agreement.... Credit  Agreement between TEP  and  the  banks, dated as of December 30, 1997.
FAS 71.............. Statement of Financial Accounting Standards No.
                      71: Accounting for the Effects of Certain Types of Regulation.
FERC................ Federal Energy Regulatory Commission.
First Mortgage Bonds First  mortgage bonds issued under the  General
                      First Mortgage.
GAAP................ Generally Accepted Accounting Principles.
Global Solar........ Global  Solar Energy, L.L.C., a corporation  in which a 50% interest is owned by AET.
IRS................. Internal Revenue Service.
Irvington........... Irvington Generating Station.
ITC................. Investment tax credit.
kWh................. Kilowatt-hour(s).
MEH................. MEH  Corporation, a wholly-owned subsidiary  of
                      Millennium.
MW.................. Megawatt(s).
MWh................. Megawatt-hour(s).
Millennium.......... Millennium  Energy Holdings,  Inc.,  a  wholly-
                      owned subsidiary of UniSource Energy.
Nations  Energy..... Nations Energy Corporation, a wholly-owned subsidiary of Millennium.
NewEnergy........... NewEnergy, Inc., formerly New Energy Ventures, Inc., a company in which a 50% interest was owned by MEH.
NEV Southwest....... New Energy Ventures Southwest, L.L.C., a wholly-
                      owned subsidiary of NewEnergy.
NOL................. Net  Operating  Loss  carryforward  for  income  tax purposes.
Rate Settlement..... TEP's Rate Settlement agreement approved by the
                      ACC in August 1998, which provides retail base price decreases over a two-year period.
Revolving Credit
 Facility........... $100  million  revolving  credit  facility entered into under the Credit Agreement between a syndicate of banks and TEP.
Springerville....... Springerville Generating Station.
Springerville Common
  Facilities........ Facilities at Springerville used in common with
                      Springerville Unit 1 and Springerville Unit 2. Springerville Common
  Facilities Lease.. Leveraged  lease arrangements  relating  to  an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 1.Unit 1 of the Springerville Generating Station. Springerville Unit
 1 Lease............ Leveraged  lease arrangement  relating  to
                      Springerville  Unit  1  and  an  undivided   one-half
                      interest in certain Springerville Common Facilities.
TEP................. Tucson  Electric Power Company,  the  principal subsidiary of UniSource Energy.
UniSource Energy.... UniSource Energy Corporation.
WSCC................ Western Systems Coordinating Council.

To the Board of Directors and Stockholders of UniSource Energy Corporation and to the Board of Directors of Tucson Electric Power Company


     We have reviewed the accompanying condensed consolidated balance sheets of UniSource Energy Corporation and its subsidiaries (the Company) and of Tucson Electric Power Company and its subsidiaries (TEP) as of June 30, 1999, and the related condensed consolidated statements of income
(loss) and of cash flows for each of the three-month and six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's and TEP's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

     We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheets and statements of capitalization as of December 31, 1998, and the related consolidated statements of income, of changes in stockholders' equity, and of cash flows for the year then ended (not presented herein); and in our report dated February 4, 1999 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1998, is fairly stated, in all material respects in relation to the consolidated balance sheets from which it has been derived.



PricewaterhouseCoopers LLP
Los Angeles, California
August 12, 1999

                        PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

The weather causes seasonal fluctuations in UniSource Energy's sales. As a result, quarterly results are not indicative of annual operating results. The quarterly financial statements that follow are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. Also see Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations. This quarterly report should be reviewed in conjunction with the UniSource Energy's 1998 Form 10-K.



UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                       Three Months Ended
                                                             June 30,
                                                         1999        1998
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $159,098    $150,652
 Sales for Resale                                       30,872      28,951
                                                      ---------   ---------
    Total Operating Revenues                           189,970     179,603
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                               60,868      56,693
 Capital Lease Expense                                  25,918      26,558
 Amortization of Springerville Unit 1 Allowance         (8,730)     (7,630)
 Other Operations                                       26,772      27,130
 Maintenance and Repairs                                14,667       8,431
 Depreciation and Amortization                          20,962      22,883
 Taxes Other Than Income Taxes                          12,192      12,634
 Income Taxes                                            3,958       3,038
                                                      ---------   ---------
    Total Operating Expenses                           156,607     149,737
                                                      ---------   ---------
      Operating Income                                  33,363      29,866
                                                      ---------   ---------
Other Income (Deductions)
 Income Taxes                                             (193)      3,016
 Interest Income                                         1,666       3,524
 Unregulated Energy Businesses - Net                    (3,180)     (5,649)
 Other                                                     278       1,134
                                                      ---------   ---------
    Total Other Income (Deductions)                     (1,429)      2,025
                                                      ---------   ---------
Interest Expense
 Long-Term Debt                                         16,797      19,792
 Interest Imputed on Losses Recorded at Present Value    8,748       8,545
 Other                                                   2,681       2,496
                                                      ---------   ---------
    Total Interest Expense                              28,226      30,833
                                                      ---------   ---------
Net Income (Loss)                                     $  3,708    $  1,058
                                                      =========   =========
Average Shares of Common Stock Outstanding (000)        32,316      32,138
                                                      =========   =========
Basic and Diluted Earnings (Loss) per Share           $   0.11    $   0.03
                                                      =========   =========






See Notes to Condensed Consolidated Financial Statements.
UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                         Six Months Ended
                                                             June 30,
                                                         1999       1998
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $287,749    $288,739
 Sales for Resale                                       62,731      51,805
                                                      ---------   ---------
    Total Operating Revenues                           350,480     340,544
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                              115,787     105,093
 Capital Lease Expense                                  51,379      52,336
 Amortization of Springerville Unit 1 Allowance        (17,459)    (15,261)
 Other Operations                                       50,395      53,428
 Maintenance and Repairs                                24,304      19,155
 Depreciation and Amortization                          44,043      45,446
 Taxes Other Than Income Taxes                          24,346      25,560
 Income Taxes                                            1,399       1,101
                                                      ---------   ---------
    Total Operating Expenses                           294,194     286,858
                                                      ---------   ---------
      Operating Income                                  56,286      53,686
                                                      ---------   ---------
Other Income (Deductions)
 Income Taxes                                             (425)      2,385
 Interest Income                                         3,304       5,240
 Unregulated Energy Businesses - Net                    (5,973)     (9,685)
 Other                                                     936       1,944
                                                      ---------   ---------
    Total Other Income (Deductions)                     (2,158)       (116)
                                                      ---------   ---------
Interest Expense
 Long-Term Debt                                         33,122      36,903
 Interest Imputed on Losses Recorded at Present Value   17,496      17,090
 Other                                                   5,330       5,554
                                                      ---------   ---------
    Total Interest Expense                              55,948      59,547
                                                      ---------   ---------
Net Income (Loss)                                     $ (1,820)   $ (5,977)
                                                      =========   =========
Average Shares of Common Stock Outstanding (000)        32,301      32,138
                                                      =========   =========
Basic and Diluted Earnings (Loss) per Share              (0.06)   $  (0.19)
                                                      =========   =========




See Notes to Condensed Consolidated Financial Statements.
UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
                                                             June 30,
                                                         1999       1998
                                                            (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Retail Customers                 $296,616    $293,242
  Cash Receipts from Sales for Resale                   61,526      53,386
  Fuel and Purchased Power Costs Paid                 (112,826)    (94,642)
  Wages Paid, Net of Amounts Capitalized               (36,969)    (34,932)
  Payment of Other Operations and Maintenance Costs    (50,055)    (45,811)
  Capital Lease Interest Paid                          (46,693)    (44,789)
  Taxes Paid, Net of Amounts Capitalized               (48,410)    (48,752)
  Interest Paid, Net of Amounts Capitalized            (36,221)    (35,357)
  Contract Termination Fee Paid                              -     (10,000)
  Income Taxes Paid                                     (5,920)         (3)
  Emission Allowance Inventory Sales                        39      11,368
  Interest Received                                      3,253       3,966
  Other                                                  2,991        (786)
                                                      ---------   ---------
    Net Cash Flows - Operating Activities               27,331      46,890
                                                      ---------   ---------
Cash Flows from Investing Activities
  Capital Expenditures                                 (42,633)    (39,787)
  Investments in and Loans to Unregulated
    Energy Businesses                                   (5,050)    (11,066)
  Sale of Interest in Unregulated Energy  Businesses     4,050           -
  Purchase of Debt Securities                          (15,728)          -
  Other Investments - Net                                 (232)      2,130
                                                      ---------   ---------
    Net Cash Flows - Investing Activities              (59,593)    (48,723)
                                                      ---------   ---------
Cash Flows from Financing Activities
  Proceeds from Issuance of Long-Term Debt               1,977       2,321
  Payments to Retire Long-Term Debt                     (1,225)     (2,600)
  Payments to Retire Capital Lease Obligations         (16,611)     (9,481)
  Other                                                  1,629      (2,565)
                                                      ---------   ---------
    Net Cash Flows - Financing Activities              (14,230)    (12,325)
                                                      ---------   ---------
Net Decrease in Cash and Cash Equivalents              (46,492)    (14,158)
Cash and Cash Equivalents, Beginning of Year           145,167     146,256
                                                      ---------   ---------
Cash and Cash Equivalents, End of Period              $ 98,675    $132,098
                                                      =========   =========





See Notes to Condensed Consolidated Financial Statements.
UNISOURCE ENERGY CORPORATION
SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION

                                                         Six Months Ended
                                                             June 30,
                                                         1999       1998
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Net Loss                                              $ (1,820)   $ (5,977)
Adjustments to Reconcile Net Loss
 to Net Operating Cash Flows
  Depreciation and Amortization Expense                 44,043      45,446
  Deferred Income Taxes and Investment Tax Credit         (842)     (7,816)
  Lease Payments Deferred                                9,670      12,350
  Amortization of Regulatory Assets & Liabilities,
   Net of Interest Imputed on Losses Recorded at
   Present Value                                            36       1,828
  Deferred Contract Termination Fee                      1,923      (8,077)
  Unremitted (Earnings) Losses of Unconsolidated
   Subsidiaries                                          3,816      15,689
  Emission Allowances                                       39      11,368
  Other                                                  2,595      (2,673)
  Changes in Assets and Liabilities which Provided(Used)
    Cash Exclusive of Changes Shown Separately
    Accounts Receivable                                (11,101)    (16,850)
    Materials and Fuel                                  (7,640)       (577)
    Accounts Payable                                    (1,967)      1,189
    Taxes Accrued                                       (2,706)       (236)
    Other Current Assets and Liabilities                (7,516)       (936)
    Other Deferred Assets and Liabilities               (1,199)      2,162
                                                      ---------   ---------
Net Cash Flows - Operating Activities                 $ 27,331    $ 46,890
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




See Notes to Condensed Consolidated Financial Statements.
UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     June 30,   December 31,
                                                       1999        1998
                                                   (Unaudited)
---------------------------------------------------------------------------
ASSETS                                            - Thousands of Dollars -
Utility Plant
  Plant in Service                                  $2,285,966  $2,263,871
  Utility Plant Under Capital Leases                   886,901     886,902
  Construction Work in Progress                         68,952      74,050
                                                    ----------- -----------
    Total Utility Plant                              3,241,819   3,224,823
  Less Accumulated Depreciation and Amortization    (1,069,348) (1,051,994)
  Less Accumulated Amortization of Capital Leases      (95,450)    (85,826)
  Less Springerville Unit 1 Allowance                 (171,449)   (171,413)
                                                    ----------- -----------
    Total Utility Plant - Net                        1,905,572   1,915,590
                                                    ----------- -----------
Investments and Other Property                         128,268     110,318
                                                    ----------- -----------
Current Assets
  Cash and Cash Equivalents                             98,675     145,167
  Accounts Receivable                                   81,951      70,850
  Materials and Fuel                                    44,077      37,040
  Deferred Income Taxes - Current                       18,390      14,820
  Other                                                 26,671      26,867
                                                    ----------- -----------
    Total Current Assets                               269,764     294,744
                                                    ----------- -----------
Deferred Debits - Regulatory Assets
  Income Taxes Recoverable Through Future Revenues     146,848     152,111
  Deferred Springerville Generation Costs               96,719     102,211
  Deferred Lease Expense                                 9,197       9,877
  Other Regulatory Assets                               17,739      18,886
Deferred Debits - Other                                 30,214      30,443
                                                    ----------- -----------
    Total Deferred Debits                              300,717     313,528
                                                    ----------- -----------
Total Assets                                        $2,604,321  $2,634,180
                                                    =========== ===========



See Notes to Condensed Consolidated Financial Statements.
UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     June 30,   December 31,
                                                       1999       1998
                                                    (Unaudited)
---------------------------------------------------------------------------
CAPITALIZATION AND OTHER LIABILITIES              - Thousands of Dollars -
Capitalization
  Common Stock                                      $  641,225  $  640,640
  Accumulated Deficit                                 (395,814)   (393,994)
                                                    ----------- -----------
  Common Stock Equity                                  245,411     246,646
  Capital Lease Obligations                            867,302     889,543
  Long-Term Debt                                     1,136,320   1,184,423
                                                    ----------- -----------
    Total Capitalization                             2,249,033   2,320,612
                                                    ----------- -----------
Current Liabilities
  Current Obligations Under Capital Leases              18,444      11,647
  Current Maturities of Long-Term Debt                  48,603       1,725
  Accounts Payable                                      30,628      32,595
  Interest Accrued                                      69,567      70,771
  Taxes Accrued                                         24,461      27,167
  Accrued Employee Expenses                             12,160      16,730
  Other                                                  6,162       6,705
                                                    ----------- -----------
    Total Current Liabilities                          210,025     167,340
                                                    ----------- -----------
Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    60,893      62,028
  Deferred Investment Tax Credits Regulatory Liability   9,036      10,436
  Emission Allowance Gain Regulatory Liability          31,352      31,335
  Other                                                 43,982      42,429
                                                    ----------- -----------
    Total Deferred Credits and Other Liabilities       145,263     146,228
                                                    ----------- -----------
Total Capitalization and Other Liabilities          $2,604,321  $2,634,180
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



TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                             June 30,
                                                         1999        1998
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $159,111    $150,735
 Sales for Resale                                       30,872      28,951
                                                      ---------   ---------
    Total Operating Revenues                           189,983     179,686
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                               60,868      56,693
 Capital Lease Expense                                  25,918      26,558
 Amortization of Springerville Unit 1 Allowance         (8,730)     (7,630)
 Other Operations                                       26,772      27,130
 Maintenance and Repairs                                14,667       8,431
 Depreciation and Amortization                          20,962      22,883
 Taxes Other Than Income Taxes                          12,192      12,634
 Income Taxes                                            3,958       3,038
                                                      ---------   ---------
    Total Operating Expenses                           156,607     149,737
                                                      ---------   ---------
      Operating Income                                  33,376      29,949
                                                      ---------   ---------
Other Income (Deductions)
 Income Taxes                                           (1,166)      2,076
 Interest Income                                         1,552       3,524
 Interest Income-Note Receivable from UniSource Energy   2,554       2,326
 Other                                                     265       1,031
                                                      ---------   ---------
    Total Other Income (Deductions)                      3,205       8,957
                                                      ---------   ---------
Interest Expense
 Long-Term Debt                                         16,797      19,792
 Interest Imputed on Losses Recorded at Present Value    8,748       8,545
 Other                                                   2,681       2,496
                                                      ---------   ---------
    Total Interest Expense                              28,226      30,833
                                                      ---------   ---------

Net Income                                            $  8,355    $  8,073
                                                      =========   =========



See Notes to Condensed Consolidated Financial Statements.
TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                         Six Months Ended
                                                             June 30,
                                                         1999        1998
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $287,888    $288,884
 Sales for Resale                                       62,731      51,805
                                                      ---------   ---------
    Total Operating Revenues                           350,619     340,689
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                              115,787     105,093
 Capital Lease Expense                                  51,379      52,336
 Amortization of Springerville Unit 1 Allowance        (17,459)    (15,261)
 Other Operations                                       50,395      53,428
 Maintenance and Repairs                                24,304      19,155
 Depreciation and Amortization                          44,043      45,446
 Taxes Other Than Income Taxes                          24,346      25,560
 Income Taxes                                            1,399       1,101
                                                      ---------   ---------
    Total Operating Expenses                           294,194     286,858
                                                      ---------   ---------
      Operating Income                                  56,425      53,831
                                                      ---------   ---------
Other Income (Deductions)
 Income Taxes                                           (2,335)        516
 Interest Income                                         3,017       5,240
 Interest Income-Note Receivable from UniSource Energy   5,079       4,626
 Other                                                     797       1,800
                                                      ---------   ---------
    Total Other Income (Deductions)                      6,558      12,182
                                                      ---------   ---------
Interest Expense
 Long-Term Debt                                         33,122      36,903
 Interest Imputed on Losses Recorded at Present Value   17,496      17,090
 Other                                                   5,330       5,554
                                                      ---------   ---------
    Total Interest Expense                              55,948      59,547
                                                      ---------   ---------
Net Income                                            $  7,035    $  6,466
                                                      =========   =========



See Notes to Condensed Consolidated Financial Statements.
TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
                                                             June 30,
                                                         1999       1998
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Retail Customers                 $296,616    $293,242
  Cash Receipts from Sales for Resale                   61,526      53,386
  Fuel and Purchased Power Costs Paid                 (112,826)    (94,642)
  Wages Paid, Net of Amounts Capitalized               (33,499)    (33,308)
  Payment of Other Operations and Maintenance Costs    (46,557)    (42,655)
  Capital Lease Interest Paid                          (46,693)    (44,789)
  Taxes Paid, Net of Amounts Capitalized               (48,143)    (48,690)
  Interest Paid, Net of Amounts Capitalized            (36,221)    (35,357)
  Contract Termination Fee Paid                              -     (10,000)
  Income Taxes Paid                                     (5,918)         (3)
  Emission Allowance Inventory Sales                        39      11,368
  Interest Received                                      2,787       2,970
  Other                                                    185         872
                                                      ---------   ---------
    Net Cash Flows - Operating Activities               31,296      52,394
                                                      ---------   ---------
Cash Flows from Investing Activities
  Capital Expenditures                                 (41,295)    (39,677)
  Transfer of Millennium Cash to UniSource Energy            -     (45,412)
  Purchase of Debit Securities                         (15,728)          -
  Other Investments - Net                                 (833)      1,792
                                                      ---------   ---------
    Net Cash Flows - Investing Activities              (57,856)    (83,297)
                                                      ---------   ---------
Cash Flows from Financing Activities
  Proceeds from Issuance of Long-Term Debt               1,977       2,321
  Payments to Retire Long-Term Debt                     (1,225)     (2,600)
  Payments to Retire Capital Lease Obligations         (16,611)     (9,481)
  Other                                                  1,450      (2,391)
                                                      ---------   ---------
    Net Cash Flows - Financing Activities              (14,409)    (12,151)
                                                      ---------   ---------
Net Decrease in Cash and Cash Equivalents              (40,969)    (43,054)
Cash and Cash Equivalents, Beginning of Year           118,236     146,256
                                                      ---------   ---------
Cash and Cash Equivalents, End of Period              $ 77,267    $103,202
                                                      =========   =========



See Notes to Condensed Consolidated Financial Statements.
TUCSON ELECTRIC POWER COMPANY
SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION

                                                         Six Months Ended
                                                             June 30,
                                                         1999        1998
                                                            (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Net Income                                            $  7,035    $  6,466
Adjustments to Reconcile Net Income to Net
 Operating Cash Flows
  Depreciation and Amortization Expense                 44,043      45,446
  Deferred Income Taxes and
   Investment Tax Credit                                   293         745
  Lease Payments Deferred                                9,670      12,350
  Amortization of Regulatory Assets & Liabilities, Net
   of Interest Imputed on Losses Recorded at
   Present Value                                            36       1,828
  Deferred Contract Termination Fee                      1,923      (8,077)
  Unremitted Earnings of Unconsolidated Subsidiaries      (460)       (528)
  Interest Accrued on Note Receivable from UniSource
   Energy                                               (5,079)     (4,626)
  Emission Allowances                                       39      11,368
  Other                                                  2,800        (838)
  Changes in Assets and Liabilities which Provided(Used)
    Cash Exclusive of Changes Shown Separately
    Accounts Receivable                                (10,811)    (18,327)
    Materials and Fuel                                  (6,383)       (577)
    Accounts Payable                                    (1,243)      3,680
    Tax Accrued                                         (2,758)       (224)
    Other Current Assets and Liabilities                (6,633)      1,601
    Other Deferred Assets and Liabilities               (1,176)      2,107
                                                      ---------   ---------
Net Cash Flows - Operating Activities                 $ 31,296    $ 52,394
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



See Notes to Condensed Consolidated Financial Statements.
TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     June 30,  December 31,
                                                       1999       1998
                                                   (Unaudited)
---------------------------------------------------------------------------
ASSETS                                            - Thousands of Dollars -
Utility Plant
  Plant in Service                                  $2,285,966  $2,263,871
  Utility Plant Under Capital Leases                   886,901     886,902
  Construction Work in Progress                         68,952      74,050
                                                    ----------- -----------
    Total Utility Plant                              3,241,819   3,224,823
  Less Accumulated Depreciation and Amortization    (1,069,348) (1,051,994)
  Less Accumulated Amortization of Capital Leases      (95,450)    (85,826)
  Less Springerville Unit 1 Allowance                 (171,449)   (171,413)
                                                    ----------- -----------
    Total Utility Plant - Net                        1,905,572   1,915,590
                                                    ----------- -----------
Investments and Other Property                          80,272      62,978
                                                   ----------- -----------
Note Receivable from UniSource Energy                   70,132      79,462
                                                    ---------- -----------
Current Assets
  Cash and Cash Equivalents                             77,267     118,236
  Interest on Note Receivable from UniSource Energy     14,408           -
  Accounts Receivable                                   87,015      72,239
  Materials and Fuel                                    43,981      36,995
  Deferred Income Taxes - Current                       18,537      14,820
  Other                                                 13,506      14,735
                                                    ----------- -----------
    Total Current Assets                               254,714     257,025
                                                    ----------- -----------
Deferred Debits - Regulatory Assets
  Income Taxes Recoverable Through Future Revenues     146,848     152,111
  Deferred Springerville Generation Costs               96,719     102,211
  Deferred Lease Expense                                 9,197       9,877
  Other Regulatory Assets                               17,739      18,886
Deferred Debits - Other                                 30,214      30,443
                                                    ----------- -----------
    Total Deferred Debits                              300,717     313,528
                                                    ----------- -----------
Total Assets                                        $2,611,407  $2,628,583
                                                    =========== ===========





See Notes to Condensed Consolidated Financial Statements.
TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     June 30,  December 31,
                                                       1999       1998
                                                    (Unaudited)
---------------------------------------------------------------------------
                                                  - Thousands of Dollars -
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock                                      $  647,001  $  646,568
  Capital Stock Expense                                 (6,357)     (6,357)
  Accumulated Deficit                                 (403,315)   (410,350)
                                                    ----------- -----------
  Common Stock Equity                                  237,329     229,861
  Capital Lease Obligations                            867,302     889,543
  Long-Term Debt                                     1,136,320   1,184,423
                                                    ----------- -----------
    Total Capitalization                             2,240,951   2,303,827
                                                    ----------- -----------
Current Liabilities
  Current Obligations Under Capital Leases              18,444      11,647
  Current Maturities of Long-Term Debt                  48,603       1,725
  Accounts Payable                                      36,645      35,735
  Interest Accrued                                      69,567      70,771
  Taxes Accrued                                         24,324      27,082
  Accrued Employee Expenses                             11,760      16,418
  Other                                                  6,100       6,705
                                                    ----------- -----------
    Total Current Liabilities                          215,443     170,083
                                                    ----------- -----------
Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    70,651      70,504
  Deferred Investment Tax Credits Regulatory Liability   9,036      10,436
  Emission Allowance Gain Regulatory Liability          31,352      31,335
  Other                                                 43,974      42,398
                                                    ----------- -----------
    Total Deferred Credits and Other Liabilities       155,013     154,673
                                                    ----------- -----------
Total Capitalization and Other Liabilities          $2,611,407  $2,628,583
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

     We periodically assess whether we continue to meet these conditions. If we were required to stop applying FAS 71 to all or a portion of TEP's regulated utility operations, we would write off the related balances of TEP's regulatory assets and liabilities as a charge in our income statement. In that event, our earnings would be reduced by the net amount of regulatory assets and liabilities, after applicable deferred income taxes. Based on the balances of TEP's regulatory assets and liabilities at June 30, 1999, if we ceased applying FAS 71 to all of TEP's regulated operations, we would record an extraordinary loss of approximately $138 million, net of the related deferred income tax benefit of $92 million. In addition, TEP would immediately recognize, as a reduction to the extraordinary loss, the portion, or all of, the $23 million ITC carryforward balance that TEP believes it would use on a future tax return. Approximately 60% of TEP's net regulatory assets on the balance sheet relate to electric generation. While our cash flows may be affected by regulatory orders and market conditions, our cash flows would not be affected if we ceased to apply FAS 71.

     If we stop applying FAS 71, we would need to evaluate the likelihood that we could recover the cost of TEP's electric plant in the marketplace. If undiscounted cash flows related to these plant assets are less than the carrying value of those assets that we continue to own, then we would need to write off as an expense a portion of those plant assets to reflect their current market value. Plant assets to be disposed of would be written down to fair value if it is less than carrying value. We cannot predict if we would write off any plant assets as a result of these evaluations.

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

     Also on April 14, 1999, the ACC approved amendments to the electric competition rules that require a phase-in to a competitive market, ensuring all customers will have access to competitive generation by January 1, 2001. Under these rules, competitive electric service will be available in each affected utility's service territory after the affected utility's stranded cost plan is approved by the ACC. TEP, as the regulated local distribution company, will continue to provide delivery of electricity over existing power lines to homes and businesses and will continue to operate and maintain these lines.

     It is expected that the Rules will be resubmitted to the ACC for their final approval in the third quarter of 1999.




Settlement Agreement

     On June 9, 1999, TEP entered into a Settlement Agreement (Settlement) with certain customer groups related to the implementation of retail electric competition. The Settlement will become effective if and when the ACC approves the Settlement without modification. Hearings to approve the Settlement commenced August 11. If the Settlement is approved in the third quarter, competition could begin early in the fourth quarter of 1999. Major provisions of the Settlement include:

 - Consumer choice for energy supply would begin sixty (60) days after the ACC approves the Settlement and will be phased in as required by the ACC's retail competition rules. By January 1, 2001, consumer choice would be available to all customers.

 - In accordance with the Rate Settlement Agreement approved by the ACC in 1998, TEP decreased rates to retail customers by 1% on July 1, 1999 and will decrease rates an additional 1% on July 1, 2000. These reductions will apply to all retail customers. The Settlement provides that, after these reductions, TEP's rates would be frozen until December 31, 2008, except under certain circumstances. TEP would recover the costs of transmission and distribution under regulated unbundled rates.

 - TEP would recover its stranded costs, including regulatory assets, through two Competition Transition Charges (CTC):
    - A Fixed CTC component which would terminate when $450 million has been recovered, but no later than December 31, 2008. When the Fixed CTC terminates, TEP's retail rates would decrease by the amount of the Fixed CTC.
    - A Floating CTC component would be equal to the amount of the frozen rates less the sum of unbundled transmission and distribution charges and amounts based on the Palo Verde Futures Index for electric energy. Because TEP's total retail rate would be frozen, the Floating CTC would enable TEP to recoup the balance of stranded costs as follows:
       - when wholesale market prices for electric energy are strong, stranded costs would be lower and the Floating CTC would be lower; and
       - when wholesale market prices for electric energy are weak, stranded costs would be greater and the Floating CTC would be higher.
    The Floating CTC would terminate no later than December 31, 2008.

 - By June 1, 2004, TEP would recommend to the ACC any required modifications to the CTCs and other service charges. A rate change, to take effect no later than January 1, 2005, would only be made if it results in a net rate reduction.

 - By December 31, 2002, TEP would transfer its generation and other competitive assets to a subsidiary of TEP, at market value. At the time that TEP makes this transfer, it would be required, under the ACC's electric competition rules, to provide energy to any distribution customer who does not choose another energy service provider. TEP's generation subsidiary would sell energy into the wholesale market.
TEP, as a utility distribution company, would bid for energy in the wholesale market for its standard offer energy requirements.

 - On final approval of the Settlement by the ACC, TEP will dismiss all pending litigation brought by TEP against the ACC.

     There can be no assurance that the Settlement filed with the ACC will be accepted as filed.

     However, if and when the Settlement is approved, TEP will stop accounting for its generation operations using FAS 71 and begin using the same accounting policies and practices used by unregulated
companies for financial reporting.   The regulatory assets of the
generation business, together with certain above-market generation plant costs, totaling approximately $450 million, will be recovered through the distribution business. No net gain or loss to TEP or UniSource Energy is expected due to the recognition of stranded cost regulatory assets on TEP's balance sheet. These regulatory assets will amortize to expense over the period ending in 2008, as provided for in the Settlement Agreement.

     In addition, if the Settlement is approved we will immediately recognize as income the following Investment Tax Credit (ITC) amounts:

 - Deferred ITC: On our financial statements we have deferred the benefit relating to ITC claimed on tax returns. This Deferred ITC was then amortized to income over the tax lives of the related property. The balance remaining when the Settlement is approved will be recognized immediately. At June 30, 1999, the Deferred ITC balance was $9 million.

 - ITC Carryforward: This ITC is generated but not yet claimed on a tax return, and will be recognized immediately as income to the extent that we expect to use the ITC on future tax returns. At June 30, 1999, the total ITC Carryforward was $23 million. The amounts expected to be used on future returns have not presently been determined.

     Certain other generation expenses, such as lease expense, will amortize differently in the future, although total amounts of such expenses will remain the same over the life of the leases.

     We cannot predict the outcome of hearings on the Settlement or the ACC's retail competition rules. Additionally, federal legislators introduced several retail competition initiatives in Congress which, if passed, could modify or override the actions taken by the ACC. We will continue to monitor the progress of the legislation and assess its impact on retail electric competition in Arizona.


NOTE 2.  SEGMENT AND RELATED INFORMATION
----------------------------------------

     In 1998, we adopted Statement of Financial Accounting Standards No.131 (FAS 131), Disclosures about Segments of an Enterprise and Related Information, which requires that we report financial and descriptive information about our operating segments. These segments are determined based on the way we organize our operations and evaluate performance. UniSource Energy's principal business segment is the regulated electric utility business of TEP. The other reportable business segment is the unregulated energy businesses of Millennium:

 - Advanced Energy Technologies, Inc. (Advanced Energy) which owns 50 percent of Global Solar Energy, L.L.C., a developer and manufacturer of photovoltaic materials;
 - Nations Energy Corporation (Nations) which is an independent power developer; and
 - MEH Corporation (MEH) which held a 50 percent interest in NewEnergy, Inc. (NewEnergy), an energy buyer representative. See Note 3 regarding the sale of our interest in NewEnergy.

     See Note 3 for more information on our unregulated energy businesses. Intersegment revenues are not material.

     We disclose selected financial data for our business segments in the following table:

                                 Segments
                            ----------------------
                          TEP:     Millennium:
                       Regulated  Unregulated              UniSource
                        Electric    Energy                 Energy
                        Utility   Businesses  Eliminations Consolidated
----------------------------------------------------------------------
                                     - Thousands of Dollars  -
Income Statement
----------------
Three months ended
 June 30, 1999:
  Operating Revenues   $189,983     $ 3,601     $(3,614)     $189,970
----------------------------------------------------------------------
  Net Income (Loss):
   Advanced Energy                  $  (237)
   MEH                                  (73)
   Nations                           (3,028)
   Other Entities                       158
                                     --------
    Total Net
      Income (Loss)    $  8,355     $(3,180)    $(1,467)     $  3,708
----------------------------------------------------------------------

Three months ended
 June 30, 1998:
  Operating Revenues   $179,686     $   319     $  (402)     $179,603
----------------------------------------------------------------------
  Net Income (Loss):
   Advanced Energy                  $  (187)
   MEH                               (5,248)
   Nations                             (200)
   Other Entities                       (14)
                                     --------
    Total Net
      Income (Loss)    $  8,073     $(5,649)    $(1,366)     $  1,058
----------------------------------------------------------------------










                                 Segments
                            ----------------------
                          TEP:     Millennium:
                       Regulated  Unregulated              UniSource
                        Electric    Energy                   Energy
                        Utility   Businesses  Eliminations Consolidated
----------------------------------------------------------------------
                                     - Thousands of Dollars  -
Income Statement
----------------
Six months ended
 June 30, 1999:
  Operating Revenues   $350,619     $ 5,228     $(5,367)     $350,480
----------------------------------------------------------------------
  Net Income (Loss):
   Advanced Energy                  $  (611)
   MEH                                 (650)
   Nations                           (4,970)
   Other Entities                       258
                                     --------
    Total Net
      Income (Loss)    $  7,035     $(5,973)    $(2,882)     $ (1,820)
----------------------------------------------------------------------
Six months ended
 June 30, 1998:
  Operating Revenues   $340,689     $   660     $  (805)     $340,544
----------------------------------------------------------------------
  Net Income (Loss):
   Advanced Energy                  $   (17)
   MEH                               (9,298)
   Nations                             (404)
   Other Entities                        34
                                     --------
    Total Net
      Income (Loss)    $  6,466     $(9,685)    $(2,758)     $ (5,977)
----------------------------------------------------------------------

The eliminations include the following:

 - Elimination of the revenues of Millennium's unregulated energy businesses to show this activity in Unregulated Energy Businesses - Net in the Other Income (Deductions) section of UniSource Energy's income statements; and
 - Elimination of intercompany activity and balances.


NOTE 3. UNREGULATED ENERGY BUSINESSES
-------------------------------------

  Sale of NewEnergy

     On July 23, 1999, MEH sold its 50% ownership interest in NewEnergy to The AES Corporation (AES) for approximately $50 million in consideration, consisting of:

 - Shares of AES common stock valued at $27 million as of July 23, 1999; and
 - Two promissory notes issued by NewEnergy totaling $22.8 million. The notes are secured, bear interest at 9.5%, and $11.4 million of the principal amount is due July 23, 2000 and the remaining $11.4 million is due July 23, 2001.

     UniSource Energy expects to recognize a pre-tax gain of approximately $34 million from the sale. As part of the agreement, AES repaid a $10 million loan NewEnergy obtained from an unrelated party that was guaranteed by UniSource Energy. UniSource Energy will continue to guarantee up to $55.6 million of certain performance bonds and contractual obligations relating to NewEnergy's purchases and sales of electricity. AES will replace UniSource Energy as guarantor no later than October 15, 1999. NewEnergy's repayment obligations to UniSource Energy, including the guarantees and performance bonds provided by UniSource Energy, are fully secured.

     MEH (formerly Millennium) originally acquired its 50% ownership in NewEnergy in September 1997. In the first quarter of 1999, MEH transferred its ownership in New Energy Ventures Southwest (NEV SW) to NewEnergy. MEH recorded after-tax income (loss) related to NewEnergy and NEV SW of $0.2 million and ($5.5) million for the quarters ended June 30, 1999 and 1998, respectively, and after-tax losses of ($0.3) million and ($9.6) million for the six months ended June 30, 1999 and 1998, respectively. At June 30, 1999, the net investment in NewEnergy, including NEV SW, included in Investments and Other Property on UniSource Energy's balance sheet, was approximately $14 million.

  Purchase and Sale of Generating Assets by Nations Energy

     In March 1999, Nations Energy funded $3.3 million of equity in a Curacao refinery project. In May 1999, Nations Energy sold this interest for $3.3 million. No gain or loss was recorded on the transaction.


NOTE 4.  TAX ASSESSMENTS
------------------------

  Ruling on Arizona Sales Tax Assessments - Coal Sales

     We received from the ADOR and are protesting, sales tax assessments which allege that a former TEP subsidiary is liable for sales tax on gross income from coal sales, transportation and coal-handling services provided to TEP from November 1985 through May 1996. Arizona law generally requires payment of an assessment prior to pursuing the appellate process. We have previously paid, under protest, a total of $23 million of the disputed sales tax assessments. In September 1996, the Arizona Court of Appeals upheld the validity of the assessment issued for the period November 1985 through March 1990. However, in May 1998, the Arizona Supreme Court remanded the case back to the Arizona Tax Court. The payments previously made will be refunded if we are successful in the appeal.

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

     We have recorded a liability for the probable amount of sales taxes and interest due as of June 30, 1999. If the ADOR prevails, we would need to record an additional expense and related liability. Even though it is reasonably possible that the resolution of this issue could result in approximately $24 million of additional sales tax expense, we do not believe this outcome is likely. We do not expect that the resolution of this assessment will have a material negative impact on the financial statements. We believe that the ultimate resolution of this issue could occur between two to four years from now.

  Income Tax Assessments

     In February 1998, the IRS issued an income tax assessment for the 1992 and 1993 tax years. The IRS is challenging our treatment of various items relating to a 1992 financial restructuring, including the amount of NOL and ITC generated before December 1991 that may be used to reduce taxes in future periods.

     Due to a financial restructuring, a change in TEP's ownership occurred for tax purposes in December 1991. As a result, our use of the NOL and ITC generated before 1992 may be limited under the tax code. The IRS is challenging our calculation of this limitation. At June 30, 1999, pre-1992 federal NOL and ITC carryforwards were approximately $200 million and $23 million, respectively. In addition to the pre-1992 NOL and ITC which are subject to the limitation, $175 million of federal NOL at June 30, 1999, is not subject to the limitation.

     We do not expect the resolution of these issues to have a material adverse impact on the financial statements.


NOTE 5.  SPRINGERVILLE COMMON FACILITIES LEASE
----------------------------------------------

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


NOTE 6.  INCOME TAXES
---------------------

     The differences between the income tax expense (benefit) and the amount obtained by multiplying income before income taxes by the U.S. statutory federal income tax rate are as follows:

                                            UniSource Energy
                                ---------------------------------------
                                Three Months Ended    Six Months Ended
                                    June 30,              June 30,
                                 1999       1998        1999       1998
                                ---------------------------------------
                                       - Thousands of Dollars -
Federal Income Tax (Benefit)
 Expense at Statutory Rate     $ 2,601   $   (923)  $  (439)  $ (4,826)
  State Income Tax (Benefit)
   Expense, Net of Federal
   Deduction                       361       (144)      (61)      (745)
  Depreciation Differences
   (Flow Through Basis)            356      2,419       682      3,459
  Capital Loss Carryforwards         -     (4,463)        -     (4,463)
  Investment Tax Credit
   Amortization                   (700)      (572)   (1,400)    (1,145)
  Foreign Operations of
   Unregulated Energy Businesses 1,065         93     1,678        331
  Other                             41       (105)      106       (423)
                               --------  ---------  --------  ---------
Total (Benefit) Expense for
 Federal and State Income
 Taxes                         $ 3,724   $ (3,695)  $   566   $ (7,812)
                               ========  =========  ========  =========




















                                                  TEP
                                ---------------------------------------
                                Three Months Ended     Six Months Ended
                                    June 30,               June 30,
                                 1999       1998        1999       1998
                                ---------------------------------------
                                       - Thousands of Dollars -
Federal Income Tax Expense
 at Statutory Rate             $ 4,718   $  3,162   $ 3,769   $  2,468
 State Income Tax Expense,
  Net of Federal Deduction         654        488       523        381
 Depreciation Differences
  (Flow Through Basis)             356      2,419       682      3,459
 Capital Loss Carryforwards          -     (4,463)        -     (4,463)
 Investment Tax Credit
   Amortization                   (700)      (572)   (1,400)    (1,145)
 Other                              96        (72)      160       (115)
                               --------  ---------   -------  ---------
Total Expense for Federal
 and State Income Taxes        $ 5,124   $    962   $ 3,734   $    585
                               ========  =========  ========  =========


     Income taxes are included in the income statements as follows:

                                            UniSource Energy
                               ---------------------------------------
                               Three Months Ended     Six Months Ended
                                    June 30,               June 30,
                                1999       1998        1999       1998
                               ---------------------------------------
                                       - Thousands of Dollars -
Operating Expenses             $ 3,958   $  3,038   $ 1,399   $  1,101
Other Income (Deductions)          193     (3,016)      425     (2,385)
Unregulated Energy
  Businesses - Net                (427)    (3,717)   (1,258)    (6,528)
                               --------  ---------  --------  ---------
Total Income Tax (Benefit)
 Expense                       $ 3,724   $ (3,695)  $   566   $ (7,812)
                               ========  =========  ========  =========

                                                  TEP
                               ---------------------------------------
                               Three Months Ended     Six Months Ended
                                    June 30,               June 30,
                                1999       1998        1999       1998
                               ---------------------------------------
                                       - Thousands of Dollars -
Operating Expenses             $ 3,958   $  3,038   $ 1,399   $ 1,101
Other Income (Deductions)        1,166     (2,076)    2,335      (516)
                               --------  ---------  --------  ---------
Total Income Tax Expense       $ 5,124   $    962   $ 3,734   $   585
                               ========  =========  ========  =========


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


NOTE 7.  NEW ACCOUNTING STANDARDS
---------------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. A derivative financial instrument or other contract derives its value from another investment or designated benchmark. This Statement requires all derivative instruments to be recognized as either assets or liabilities in the balance sheet. Some derivative instruments offset, or hedge, exposure to a specific risk. If the derivative is not a hedging instrument, measurement is at fair value and changes in fair value (i.e., gains and losses) are recognized in earnings in the period of change. If a derivative qualifies as a hedge, the accounting for changes in fair value will depend on the specific exposure being hedged. We are required to adopt FAS 133 effective January 1, 2001.
We are still in the process of quantifying the effect, if any, that the adoption of FAS 133 will have on our financial statements.

     In November 1998, the Emerging Issues Task Force issued guidance on accounting for energy trading activities (EITF 98-10). Energy trading activities are intended to generate profits from changes in the market prices for energy-related commodities such as electricity, natural gas and coal. These activities include certain purchase power and transmission contracts. This guidance would require us to measure the difference between cost and market value for our energy contracts and include any resulting gains or losses in earnings. We adopted this guidance in the first quarter of 1999. TEP does purchase and sell electricity but does not engage in the type of activities defined in EITF 98-10 as energy trading. Therefore the adoption of this guidance had no effect on our financial statements.


NOTE 8.  REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS
-------------------------------------------------

     With respect to the unaudited consolidated financial information of UniSource Energy and Tucson Electric Power Company for the three-month and six-month periods ended June 30, 1999 and 1998, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 12, 1999, appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.


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

      Management's Discussion and Analysis centers on the general financial condition and the results of operations for UniSource Energy and its two primary business segments, the regulated electric utility business of TEP and the unregulated energy businesses of Millennium, and includes the following:

     - operating results during the second quarter and the first six months of 1999 compared with the same periods in the prior year,
     - the outlook for dividends on common stock,
     - changes in liquidity and capital resources during the second quarter and first six months of 1999, and
     - expectations of identifiable material trends which may affect our business in the future.

      TEP is the principal operating subsidiary of UniSource Energy and accounts for substantially all of its assets, revenues and net income. The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis, although losses from energy-related businesses of Millennium and certain of its subsidiaries and interests have reduced the earnings reported by UniSource Energy for the quarters and the six month periods ended June 30, 1999 and 1998.

     Management's Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements, beginning on page 2, which present the results of operations for the quarters and the six month periods ended June 30, 1999 and 1998. Management's Discussion and Analysis analyzes and explains the differences between periods for specific line items of the Condensed Consolidated Financial Statements.

OVERVIEW

     UniSource Energy recorded net income of $3.7 million for the second quarter of 1999, and a net loss of $1.8 million for the first six months of 1999. This compares with net income of $1.1 million in the second quarter and a net loss of $6.0 million for the first six months of 1998. Second quarter net income for 1999 was higher than second quarter net income for 1998 due primarily to a 5.7% increase in recorded revenues from our TEP subsidiary combined with $2.5 million in lower net losses recorded by Millennium's unregulated energy businesses. The increase in TEP's revenues contributed to improvement in UniSource Energy's net income since operating expenses remained at approximately the same percentage of revenues. Additionally, interest expense decreased by 8.5%. See Results of Operations below for further detail. The net loss for the first six months of 1999 was less than the net loss in the prior year period due primarily to lower net losses at Millennium's unregulated energy businesses combined with TEP's higher revenues of 2.9% and stable operating expenses as a percentage of revenues over the same prior year period. See Results of Operations below for further detail.

      Our financial prospects are subject to significant regulatory, economic and other uncertainties. Regulatory uncertainties include the impact of the introduction of retail competition in Arizona and the resolution of stranded cost recovery. Until the uncertainties surrounding the introduction of retail competition in Arizona are resolved, predicting the level of TEP's future energy sales and the composition of its future revenues is difficult. See Competition, Retail below.

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

      Our financial prospects are also subject to uncertainties relating to the start-up and developmental activities of our unregulated energy business segment. Although our investments in unregulated energy-related affiliates comprise approximately 3% of total assets, start-up costs and other subsidiary developmental activities have contributed to losses from certain of these activities in 1999 and 1998. We continue to evaluate these affiliates for opportunities to realize value from our investments. In the third quarter of 1999, we sold our ownership interest in our unregulated energy-related affiliate, NewEnergy, Inc., and will record a gain on the transaction.

     Our consolidated capital structure remains highly leveraged. Since April 1997, however, we have made significant progress in our financial strategy to reduce refinancing risk by extending maturities of long-term debt and letters of credit and by reducing exposure to variable interest rates by refinancing with fixed interest rate securities.

      Our businesses require large amounts of capital. TEP's capital requirements include construction expenditures, scheduled debt maturities and capital lease obligations. During the next twelve months, TEP expects to be able to fund operating activities and construction expenditures with internal cash flows, existing cash balances, and, if necessary, borrowings under the Revolving Credit Facility. Some of our unregulated energy businesses also require significant amounts of capital in the form of investments, loans or guarantees. We expect to reinvest proceeds from the NewEnergy sale to help fulfill these needs. If necessary, we may seek investments by unaffiliated parties to meet the ongoing capital requirements of some of these businesses. See Liquidity and Capital Resources; Investing and Financing Activities, below.


FACTORS AFFECTING RESULTS OF OPERATIONS
---------------------------------------

     COMPETITION
     -----------

     RETAIL

      Under current law and regulation, TEP does not compete with other companies for electric service in TEP's retail service territory. However, TEP competes against gas service suppliers and others who provide energy services. TEP actively markets energy and customized energy-related services and, partly because of these efforts, to date we have not lost any customers to self-generation. It is likely however, that when open access in our retail service territory begins, some customers will elect to purchase their energy requirements from other energy suppliers.

      In  order to retain customers in preparation for open access, TEP has
renegotiated  the  contracts of some of its large  retail  customers.   TEP
recently entered into a new contract with a major mining customer which extends the term by over four years to 2006. The contract includes reduced pricing that will lower TEP's annual revenues by approximately $2-$5 million depending on the price of copper.

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

     Retail Electric Competition Rules

      In December 1996, the ACC adopted retail electric competition rules (Rules) that provided a framework for the phase-in of retail electric competition for generation services in Arizona beginning in January 1999. The Rules were amended and adopted on an emergency basis in August 1998. The Rules, as originally adopted, assumed a competition start date of January 1, 1999. However, in January 1999, the ACC delayed the implementation of the Rules pending additional proceedings to resolve a number of important issues.

     On  April  14,  1999, the ACC approved amendments to the  Rules.   The
approved Rules include:

     - The date to open an Affected Utility's service territory to competition would be set upon the resolution its of Stranded Costs and Unbundled Tariffs by final ACC order.

     - If an Affected Utility's service territory is open prior to January 1, 2001, the existing phase-in schedule would be retained, calling for 20 percent of the market to initially have access to competitive generation supply. As part of the 20 percent, each Affected Utility would reserve an increasing percentage for residential customers according to a set schedule.

     - Competitive Energy Service Provider affiliates of Affected Utilities would not be permitted to enter another Affected Utility's service territory until its own territory is open to competition.

     - Requirements that a portion of energy sold competitively be generated from solar sources would be eliminated.

     The amended Rules adopt a similar phase-in to the competitive market as the original rules, calling for three customer classes to be given the initial opportunity for choice:

     - Large customers whose average usage/load is 1 megawatt (MW) or above, such as mines, refineries, factories, and resorts. TEP currently serves about 80 such customers in this category, representing 351 MW of load. Of this load, approximately 60 percent is under contract through 2001;

     - Smaller commercial customers whose individual peak usage totals 40 kilowatts (kW) or greater, who can aggregate with similar entities to reach a total load of 1 MW, also are eligible. Examples of these customers are convenience stores, small fast-food restaurants and large retail stores; and

     - A percentage of TEP's residential customers will be able to choose to participate in the new market on a first-come, first-served basis. Every three months, an additional one and one-quarter percent of residential consumers will have the opportunity to choose.

     By January 1, 2001, consumer choice will be available to all customers. TEP, as the regulated local distribution company, will continue to exclusively deliver electricity over its power lines to homes and businesses. TEP also will continue to be responsible for the operation and maintenance of the lines. For those customers who do not, or cannot, choose other energy providers, TEP remains obligated to provide energy to those customers.

     Under these Rules, competition will begin in each Affected Utility's service territory after the Affected Utility's stranded cost plan is approved by the ACC.

     Stranded Costs

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

      In accordance with the June 1998 order, TEP filed with the ACC in August 1998 a proposed plan for divestiture of generating assets and stranded cost recovery. In this plan, TEP estimated that stranded costs resulting from the divestiture of all generating facilities could range from $600 million to $1.1 billion, and proposed to recover stranded costs and a return on any unamortized balance over a ten-year period. In January 1999, the ACC stayed the effectiveness of the electric competition rules and the June 1998 order.

     On April 14, 1999, the ACC issued an order modifying its June 1998 order and providing additional options for stranded cost recovery. Details on these methods are available in the 1998 Form 10-K at Item 1. - Business, Rates And Regulation, ACC Orders On Stranded Cost Recovery, ACC Hearing Officer Proposed Order on Stranded Costs.

     Rate Settlement Agreement

     On August 25, 1998, the ACC approved a rate settlement agreement (Rate Settlement) which gives TEP's retail customers the following base price decreases:

     - an initial 1.1% decrease (about $7.0 million) which was effective July 1, 1998;
     - a second decrease of 1.0% (about $5.5 million) which was effective on July 1, 1999; and
     - an additional 1.0% decrease (about $5.5 million) on July 1, 2000.

     Settlement Agreement On Retail Competition

     On June 9, 1999, TEP entered into a Settlement Agreement (Settlement) with certain customer groups related to the implementation of retail electric competition. The Settlement will become effective if and when the ACC approves the Settlement without modification. Hearings to approve the Settlement commenced August 11. If the Settlement is approved in the third quarter, competition could begin early in the fourth quarter of 1999. Major provisions of the Settlement include:

     - Consumer choice for energy supply would begin sixty (60) days after the ACC approves the Settlement and will be phased in as required by the ACC's retail competition rules. By January 1, 2001, consumer choice would be available to all customers.

     - In accordance with the Rate Settlement Agreement approved by the ACC in 1998, TEP decreased rates to retail customers by 1% on July 1, 1999 and will decrease rates an additional 1% on July 1, 2000. These reductions will apply to all retail customers. The Settlement provides that, after these reductions, TEP's rates would be frozen until December 31, 2008, except under certain circumstances. TEP would recover the costs of transmission and distribution under regulated unbundled rates.

     - TEP would recover its stranded costs, including regulatory assets, through two Competition Transition Charges (CTC) components:

       - A Fixed CTC component which would terminate when $450 million has been recovered, but no later than December 31, 2008. When the Fixed CTC terminates, TEP's retail rates would decrease by the amount of the Fixed CTC.

       - A Floating CTC component would be equal to the amount of the frozen rates less the sum of unbundled transmission and distribution charges and amounts based on the Palo Verde Futures Index for electric energy. Because TEP's total retail rate would be frozen, the Floating CTC would enable TEP to recoup the balance of stranded costs as follows:

          - when wholesale market prices for electric energy are strong, stranded costs would be lower and the Floating CTC would be lower; and
          - when wholesale market prices for electric energy are weak, stranded costs would be greater and the Floating CTC would be higher.

          The Floating CTC would terminate no later than December 31, 2008.

     - By June 1, 2004, TEP would recommend to the ACC any required modifications to the CTCs and other service charges. A rate change, to take effect no later than January 1, 2005, would only be made if it results in a net rate reduction.

     - By December 31, 2002, TEP would transfer its generation and other competitive assets to a subsidiary of TEP, at market value. At the time that TEP makes this transfer, it would be required, under the ACC's electric competition rules, to provide energy to any distribution customer who does not choose another energy service provider. TEP's generation subsidiary would sell energy into the wholesale market.
        TEP, as a utility distribution company (UDC), would bid for energy in the wholesale market for its standard offer energy requirements.

     - On final, and unappealable, approval of the Settlement by the ACC, TEP will dismiss all pending litigation brought by TEP against the ACC.

      The ACC may vote on approval of the Settlement during the third or fourth quarter of 1999. If, and when, the Settlement is approved, TEP will stop accounting for its generation operations using FAS 71. See Accounting For The Effects Of Regulation, below. There can be no assurance, however, that the Settlement will be accepted as filed or that key assumptions and related events will be realized.

     WHOLESALE

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

      We periodically assess whether we continue to meet these conditions. If we were required to stop applying FAS 71 to all or a portion of TEP's regulated utility operations, we would write off the related balances of TEP's regulatory assets  and  liabilities  as  a  charge  in  our  income
statement. In that event, our earnings would be reduced by the net amount of regulatory assets and liabilities, after applicable deferred income taxes. Based on the balances of TEP's regulatory assets and liabilities at June 30, 1999, if we ceased applying FAS 71 to all of TEP's regulated operations, we would record an extraordinary loss of approximately $138 million, net of the related deferred income tax benefit of $92 million. In addition, TEP would immediately recognize, as a reduction to the extraordinary loss, the portion, or all of, the $23 million ITC carryforward balance that TEP believes it would use on a future tax return. Approximately 60% of TEP's net regulatory assets on the balance sheet relate to electric generation. While our cash flows may be affected by regulatory orders and market conditions, our cash flows would not be affected if we ceased to apply FAS 71.

      If we stop applying FAS 71, we would need to evaluate the likelihood that we could recover the cost of TEP's electric plant in the marketplace. If undiscounted cash flows related to these plant assets are less than the carrying value of those assets that we continue to own, then we would need to write off as an expense a portion of those plant assets to reflect their current market value. Plant assets to be disposed of would be written down to fair value if it is less than carrying value. We cannot predict if we would write off any plant assets as a result of these evaluations.

     However, if and when the Settlement is approved, TEP will stop accounting for its generation operations using FAS 71 and begin using the same accounting policies and practices used by unregulated companies for financial reporting. The regulatory assets of the generation business, together with certain above-market generation plant costs, totaling approximately $450 million, will be recovered through the distribution business. No net gain or loss to TEP or UniSource Energy is expected due to the recognition of stranded cost regulatory assets on TEP's balance sheet. These regulatory assets will amortize to expense over the period ending in 2008, as provided for in the Settlement Agreement.

     In addition, if the Settlement is approved we will immediately recognize as income the following Investment Tax Credit (ITC) amounts:

     - Deferred ITC: On our financial statements we have deferred the benefit relating to ITC claimed on tax returns. This Deferred ITC was then amortized to income over the tax lives of the related property.
       The balance remaining when the Settlement is approved will be recognized immediately. At June 30, 1999, the Deferred ITC balance was $9 million.

     - ITC Carryforward: This ITC is generated but not yet claimed on a tax return, and will be recognized immediately as income to the extent that we expect to use the ITC on future tax returns. At June 30, 1999, the total ITC Carryforward was $23 million. The amounts expected to be used on future returns have not presently been determined.

     Certain other generation expenses, such as lease expense, will amortize differently in the future, although total amounts of such expenses will remain the same over the life of the leases.

     Overall, if the Settlement is approved in 1999, earnings will increase in 1999, primarily as a result of the recognition of the ITC described above, and earnings will be reduced in the next few subsequent years, primarily as a result of the changes in ceasing to apply FAS 71 to generation related assets. However, TEP expects that such earnings reductions could be offset and its earnings power retained provided:

     - customer growth in TEP's service territory continues at its current pace, about 2% to 3% annually;

     - margins on wholesale sales grow as market prices increase over time in the region; and

     - a portion of free cash flow is used to reduce TEP's debt.

      We cannot predict the outcome of hearings on the Settlement or the ACC's retail competition rules. Additionally, federal legislators introduced several retail competition initiatives in Congress which, if passed, could modify or override the actions taken by the ACC. We will continue to monitor the progress of the legislation and assess its impact on retail electric competition in Arizona.

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

     Interest Rate Risk

     Exposure to interest rate changes relates primarily to TEP's long-term debt obligations. UniSource Energy's market risks related to TEP's long-term debt obligations have not changed materially from the market risks reported in the 1998 Form 10-K.

     Nations Energy has exposure to interest rate changes for certain of its overseas projects and uses swap agreements to manage its interest rate exposure. The agreements have the effect of converting certain variable rate obligations to fixed rate obligations.

     Marketable Securities Risk

     Exposure to fluctuations in the return on marketable securities relates to TEP's investment in debt securities. UniSource Energy's market risks related to marketable securities have not changed materially from the market risks reported in the 1998 Form 10-K.

     Foreign Currency Exchange Risk

     Exposure to changes in foreign currency exchange rates may arise from transactions conducted by Nations Energy in foreign currencies. Nations Energy's investment in a power project in the Czech Republic is highly leveraged. Portions of the project's debt are denominated in U.S. Dollars, German Deutschmarks, and Czech Korunas. The project bears the risk that the value of the debt in each currency changes with fluctuations in the applicable exchange rates, as well as the risk that the amount of interest due each period changes with fluctuations in the applicable exchange rates. The impact of recording the exchange rate fluctuations on UniSource Energy's income statement for the second quarter of 1999 was a gain of approximately $1.3 million, and for the first six months of 1999 was a loss of $275,000.

     Commodity Price Risk

     Exposure to changes in commodity prices at TEP relates to changes in the market price of electricity, as well as to changes in fuel costs incurred to generate electricity. UniSource Energy's market risks related to changes in commodity prices have not changed materially from the market risks reported in the 1998 Form 10-K.


FUTURE GENERATING RESOURCES

      In the past, TEP assessed its need for future generating resources based on the premise of a continued regulatory requirement to serve customers in TEP's retail service area. However, the obligation to provide generation services to all customers will likely be modified by the ACC's electric competition rules. Further, the need for future resources will be affected by these rules and TEP's ability to retain and attract customers. Under the electric competition rules as adopted, some of TEP's retail customers will be eligible to choose alternative energy providers when retail competition is introduced. For those customers who do not or cannot choose other energy providers, TEP remains obligated to provide energy. However, this energy is not required to come from TEP-owned generating assets. See Competition, Retail.

      Regardless of who supplies electric power in TEP's retail service area, TEP believes additional peaking resources are needed in Tucson by 2001 to improve local system reliability. Therefore, in the first quarter of 1999, TEP issued a request for proposals for third parties to provide 75 MW of peaking resources to be located in TEP's service territory. The request for proposals contemplated designation of the peaking capacity as a "must-run generation" facility. Must-run generating units are those which are required to run in order to maintain distribution system reliability and meet load requirements. Following a review of the initial responses, TEP requested proposals for the design and construction of a 75 MW peaking unit in TEP's service territory.


IMPACT OF THE YEAR 2000 ON COMPUTER SYSTEMS AND APPLICATIONS
------------------------------------------------------------

      Our Year 2000 (Y2K) efforts began in 1996 and involve the inventory, assessment, remediation and testing of our operational and business systems. Our goal is to provide uninterrupted electric service and to process business transactions at year 2000 and beyond. We successfully completed our mission critical Year 2000 preparation process. This process was to ensure that the systems necessary to provide safe reliable power to our customers are ready for the new millennium. We believe that all identified business critical systems and applications within our control will be Y2K ready by September 30, 1999. "Y2K ready" means the systems have been checked for date processing and are expected to operate properly for their specific business requirements into year 2000.

     State of Readiness

     We have completed an inventory and assessment for each of our critical and non-critical information systems and embedded technologies including the following areas: control and embedded systems; enterprise information systems; suppliers; and subsidiaries.

Control and Embedded Systems - We are reviewing the control and embedded systems of TEP's utility plant, including generation units partly owned but not operated by TEP. Many of these systems are critical to the power generation, transmission and distribution of electric service. The inventory and assessment stages of this program were completed by September 30, 1998.

We completed the testing and remediation efforts for our mission critical systems by June 30, 1999. Our mission critical systems which were tested and determined to be Y2K ready include the Springerville Generating Station, the Irvington Generating Station, all transmission facilities, all distribution facilities and our energy control centers.

Enterprise Information Systems - We began the remediation, replacement, or upgrade of these systems in 1996, and expect to complete this process by the end of the third quarter of 1999. The following systems are included:


     Department or Area                      Comments
Customer  Services, Billing,  Vendor identified Y2K patches for  the
Receivables                   Customer Information System have  been
                              delivered  and  are  being  installed.
                              The upgraded release of the underlying
                              software   is  also  being  installed.
                              Testing  was  scheduled for  July  and
                              August, and the software upgrades  are
                              expected  to  be in production  during
                              August.

Human Resources, Payroll      Y2K  ready - System installed in  1993
                              and upgraded to be Y2K ready in 1998.

Work Management               The  upgraded  release  for  the  Work
                              Management  System has  been  received
                              from  the  vendor  and  tested.    The
                              upgrade  for  the underlying  software
                              has    also    been    received    and
                              successfully  tested.  The  production
                              installation of this software occurred
                              in July 1999.

General Ledger, Fixed         New vendor  supplied  Y2K  compliant
Assets, Projects              software   for  these  functions   was
                              implemented in the second  quarter  of
                              1999.  Additional Y2K testing will  be
                              conducted  in August and September  of
                              1999.

Accounts Payable,             Y2K  ready - Remediation completed  in
Purchasing, Inventory         1998.

An integrated test is scheduled for all enterprise information systems for the third quarter of 1999 to include the enterprise hardware, operating software and all major applications with year 2000 date processing.

Suppliers - We have identified the major vendors from which we buy goods and/or services for the generation, transmission and distribution of electrical service. We are currently working with these vendors to determine their plans and to investigate any potential impact on us. Major vendors of our business areas are also being reviewed for Y2K compliance.

Millennium Subsidiaries - We have contacted Nations Energy and Global Solar to determine their state of readiness. These companies will be monitored to ensure plans are in place to avoid Y2K disruptions.

     Costs

     From 1996 through June 30, 1999, we have expensed $1.35 million addressing the Y2K issue. This amount does not include major system replacement costs that, along with other functional changes, addressed Y2K issues. A $1.8 million estimate, which includes the $1.35 million already expensed, has been established for Y2K project costs. All remediation costs will be expensed as incurred.

     Risks

     We currently believe that all identified modifications to the systems that TEP operates will be implemented within the required time frames. Despite our efforts, we cannot be certain that all Y2K problems affecting the systems we operate will be identified and remediated in a timely manner. Although we do not expect any of our potential Y2K problems to be significant, it is possible that such problems could disrupt the generation, transmission or distribution of electric energy or the billing and collection process.

     We cannot assure that systems or parties outside of our control are prepared for Y2K, or how their level of preparedness may affect us. As an example, the loss of communications systems supplied by our vendors could affect our ability to operate generation and transmission facilities. Furthermore, any instability of the electric grid caused by parties outside of our control may result in interruptions of generating capacity and impact our ability to provide electric services.

     TEP and other electric service providers in the Western System Coordinating Counsel (WSCC) are studying possible Y2K risks resulting from interconnected electric and information systems. The interconnected systems are critical to the reliability and integrity of each electric service provider. As an example, the failure of an interconnected provider to meet Y2K readiness could possibly disrupt the provision of electric services by utilities. TEP and other electric providers in the WSCC are working together in an effort to avoid such disruptions.

     Contingency Plans

     We have prepared contingency plans for the possibility that not all remediation efforts will succeed. We have documented the events or scenarios that might significantly impact the delivery of electric service, including loss of generation, communications, and other conditions that could result in electric power outages. Our contingency plans are intended to minimize the potential impact of any of these conditions. The plan, which was finalized June 30, 1999, includes contingency procedures, tests, and drills which coincide with the WSCC and North American Electric Reliability Council (NERC) contingency plans.

     TEP performed compliance testing with the first NERC industry coordinated drill on April 9, 1999, and did not experience any significant events or difficulties. TEP will perform additional compliance testing to coincide with the second NERC drill on September 8 and 9, 1999.

RESULTS OF OPERATIONS
---------------------

     UniSource Energy recorded net income of $3.7 million or $0.11 per average share of Common Stock in the second quarter, and a net loss of $1.8 million or $0.06 per share in the first six months of 1999. This compares with net income of $1.1 million or $0.03 per average share of Common Stock in the second quarter of 1998, and a net loss of $6.0 million or $0.19 per share in the first six months of 1998.

     The primary factors contributing to higher net income in the second quarter of 1999 relative to the same period in 1998 were (i) a $2.4 million reduction in net losses recorded by Millennium's unregulated energy businesses, (ii) an $8.4 million increase in TEP's retail revenues, and
(iii) a $2.6 million reduction in interest expense recorded by TEP. The increase in TEP's revenues was due to a 3% increase in average retail customers and a 3.9% increase in average retail energy consumption during the second quarter of 1999 relative to the same period in 1998. Lower interest expense for the period is discussed in Interest Expense below. The primary factors contributing to the smaller net loss for the first six months of 1999 relative to the same period in 1998 were (i) a $3.7 million reduction in net losses recorded by Millennium's unregulated energy businesses, (ii) a $10.0 million increase in TEP's operating revenues, and
(iii) a $3.6 million reduction in interest expense recorded by TEP. A 21% increase in wholesale sales contributed to the increase in revenues at TEP during the first six months of 1999 compared with the same period in 1998. Lower interest expense for the period is discussed in Interest Expense below.

     Contribution By Business Segment

     The table below shows the contributions to our consolidated earnings and earnings per share by our two business segments, as well as parent company expenses and inter-company eliminations, for the three and six months ended June 30, 1999 and 1998:

--------------------------------------------------------------------------
                                   Three Months Ended    Six Months Ended
                                         June 30             June 30
                                     1999      1998      1999      1998
--------------------------------------------------------------------------
                                        -Millions-          -Millions-
   Regulated Electric Utility        $ 8.4    $ 8.1     $ 7.0     $ 6.5
   Unregulated Energy Businesses      (3.2)    (5.6)     (6.0)     (9.7)
   Parent Company and
	Inter-Company Eliminations        (1.5)    (1.4)     (2.8)     (2.8)
--------------------------------------------------------------------------
     Consolidated Net Income (Loss)  $(3.7)   $(1.1)    $(1.8)    $(6.0)
==========================================================================

     These segment results reflect the after-tax amount of interest accrued on a note payable from UniSource Energy to TEP. This note was provided to TEP in exchange for the stock of Millennium in January 1998. Regulated Electric Utility income includes interest income on this note, while interest expense on this note is shown as a parent company expense.

     TEP's regulated electric utility business accounts for substantially all of UniSource Energy's assets, revenues and net income on an annual basis. The following discussion is related to TEP's utility operations, unless otherwise noted. The results of our unregulated energy businesses are discussed in Results of Unregulated Energy Businesses below.

     Utility Sales and Revenues

      Comparisons of TEP's kilowatt-hour sales and electric revenues are shown below:


                                              Increase/(Decrease)
                                              -------------------
Three Months Ended June 30         1999      1998    Amount  Percent
--------------------------         ----      ----    ------  -------
Electric kWh Sales (000):

  Retail Customers               1,945,855  1,819,112  126,743   7.0%
  Sales for Resale                 997,556  1,036,756  (39,200) (3.8)
                                   -------  ---------   ------   ---
        Total                    2,943,411  2,855,868   87,543   3.1%
                                 =========  =========


Electric Revenues (000):
  Retail Customers                $159,111   $150,735  $ 8,376   5.6%
  Sales for Resale                  30,872     28,951    1,921   6.6
                                    ------     ------    -----   ---
        Total                     $189,983   $179,686  $10,297   5.7%
                                  ========   ========


                                               Increase/(Decrease)
                                               -------------------
Six Months Ended June 30           1999      1998     Amount  Percent
------------------------           ----      ----     ------  -------
Electric kWh Sales (000):

  Retail Customers               3,608,399  3,609,421   (1,022)  0.0%
  Sales for Resale               2,176,842  1,886,888  289,954  15.4
                                 ---------  ---------  -------- ----
        Total                    5,785,241  5,496,309  288,932   5.3%
                                 =========  =========


Electric Revenues (000):
  Retail Customers                $287,888   $288,884  $  (996) (0.3)%
  Sales for Resale                  62,731     51,805   10,926  21.1
                                    ------     ------   ------  ----
           Total                  $350,619   $340,689  $ 9,930   2.9%
                                  ========   ========

      TEP's  kWh  sales to retail customers increased by 7% in  the  second quarter of 1999 compared with the same period in 1998. The retail kWh sales increase was due to a 3.0% increase in the number of retail customers and a 3.9% increase in average retail energy consumption. A 35% increase in cooling degree days contributed to the increase in customer demand for power. Revenues from sales to retail customers increased $8.4 million, or 5.6%, in the second quarter of 1999 compared with the same period in 1998 despite a 1.1% rate decrease which was effective July 1, 1998. For the first six months of 1999, kWh sales to retail customers remained flat compared with the same period in 1998 due primarily to mild weather conditions in the first quarter of 1999. Retail revenues decreased slightly due to the 1.1% rate decrease noted above.

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

     Sales for Resale decreased 3.8% in the second quarter of 1999 from the same period in 1998. The decrease reflected lower availability of energy for resale because of scheduled maintenance during the 1999 quarter at the Navajo, Four Corners, and Springerville generating stations. Despite lower sales, higher regional wholesale energy prices resulted in a 6.6% increase in revenues from Sales for Resale. The higher prices and limited available capacity resulted from a number of coal and nuclear generators being down for scheduled maintenance. Additionally, mild weather in the Northwest during the second quarter delayed snowmelt and reduced typical hydroelectric output. The 15.4% increase in kWh sales for the first six months of 1999 from the same period in 1998 reflected increased wholesale trading activity. Revenues from Sales for Resale were 21% higher during the first six months of 1999 relative to the same period in 1998 due to higher sales volume and higher wholesale prices as described above.

     Operating Expenses

     Operating expenses remained constant as a percentage of revenues for the quarter and six months ended June 30,1999. Total Operating
Expenses increased 4.6% in the second quarter of 1999 compared with the same period last year. The increase was due primarily to a 7.4% increase in Fuel and Purchased Power expense that resulted from higher sales and higher prices for energy purchased. The increase was also due to significantly higher Maintenance and Repair expense that resulted from generation
maintenance activities  during  the  second  quarter of  1999.   These
increases were partially offset by a decrease in Depreciation and Amortization expense resulting from the completion of amortization of certain Springerville Unit 2 costs in the first quarter of 1999.

     Total Operating Expenses increased 2.6% in the first six months of 1999 compared with the same period in the prior year. The increase was due primarily to higher Fuel and Purchased Power expenses and higher Maintenance and Repair expenses. The increase was partially offset by higher amortization of the Springerville Unit 1 Allowance contra-asset.


     Other Income (Deductions)

     Interest Income

     TEP's income statements for the quarters ended June 30, 1999 and 1998 include $2.6 million and $2.3 million, respectively, of interest income on the promissory note TEP received from UniSource Energy in exchange for the transfer of its stock in Millennium. On UniSource Energy's consolidated income statement, this income is eliminated as an inter-company transaction. For the six months ended June 30, 1999 and 1998, the interest income on the promissory note was $5.1 million and $4.6 million, respectively.

     Lower  interest income for the quarter ended June 30,  1999  and  the
first  six  months of 1999 was due primarily to lower cash  balances.   See
Liquidity and Capital Resources below.

     Income Taxes

     For the second quarter and six months ended June 30, 1999, both UniSource Energy and TEP recorded income tax expense rather than income tax benefits in Other Income. Income tax benefits recorded in 1998 resulted from the recognition of capital loss carryforwards. See Note 6. Income Taxes in the Notes to Condensed Consolidated Financial Statements.

     Income (Losses) from Unregulated Energy Businesses

      Our unregulated energy businesses contributed a net loss of $3.2 million for the second quarter ended June 30, 1999, compared with a net loss of $5.6 million in the second quarter of 1998. For the six months ended June 30, 1999 and 1998, our unregulated energy businesses reported losses of $6.0 million and $9.7 million respectively. See Note 3 of Notes To Condensed Consolidated Financial Statements and Results of Unregulated Energy Businesses, below for more information on the results of this business segment.

     Interest Expense

	 Interest  expense decreased by approximately $2.6 million and $3.6  million in  the  second quarter and the first six months of 1999 compared with  the same periods in 1998, respectively, due primarily to (i) reductions in long term  debt,  and  (ii)  higher interest expense in  1998  due  to  interest payments on two bond issues for up to 75 days before the redemption of  old bonds.  Additionally, average interest rates on variable rate debt were  50 basis points lower for both the second quarter and first six months of 1999 relative to the prior year periods.

RESULTS OF UNREGULATED ENERGY BUSINESSES
----------------------------------------

     The table below provides a breakdown by Millennium-owned subsidiary of the after tax net income/(losses) recorded for the three months and six months ended June 30, 1999 and 1998.

-----------------------------------------------------------------------
                      Three Months Ended          Six Months Ended
                            June 30                   June 30
      Subsidiary         1999       1998           1999       1998
-----------------------------------------------------------------------
                     -Thousands of Dollars-     -Thousands of Dollars-
      AET              $  (237)    $  (187)     $  (611)   $   (17)
      MEH                  (73)     (5,248)        (650)    (9,298)
      Nations Energy    (3,028)       (200)      (4,970)      (404)
      Other                158         (14)         258         34
-----------------------------------------------------------------------
      Total Millennium $(3,180)    $(5,649)     $(5,973)   $(9,685)
=======================================================================


     AET and Global Solar

     Advanced Energy Technologies, Inc. (AET) holds a 50% interest in Global Solar Energy, L.L.C. (Global Solar), a manufacturer of thin-film photovoltaic cells. AET's net losses in the second quarter and first six months of 1999 were due to manufacturing startup-related expenses of the Tucson-based production facility and the formation of an overseas affiliate to manufacture thin-film photovoltaic cells in India. Small-scale manufacturing of thin film photovoltaic cells are expected to begin in the third quarter of 1999.

     MEH and NewEnergy

     As of June 30, 1999, MEH held a 50% interest in NewEnergy. NewEnergy was formed to provide electricity, energy products, services, and technology-based energy solutions to customers in deregulating energy markets. NewEnergy was sold to The AES Corporation on July 23, 1999. See discussion of NewEnergy and the terms of the sale below at Investing and Financing Activities, Millennium - Unregulated Energy Businesses.

     Nations Energy

     Nations Energy Corporation (Nations Energy) develops independent power projects worldwide. The net loss of $3.0 million in the second quarter of 1999 resulted principally from development costs and expenses related to the exercise of an option to invest in a power project in the Czech Republic.


DIVIDENDS ON COMMON STOCK
-------------------------

     UniSource Energy

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

     Our Board of Directors may consider the declaration and payment of a cash dividend to the common shareholders of UniSource Energy during 1999. We will consider several factors in making this decision, including:

     -    the capital needs of our affiliates;
     -    our earnings;
     -    our business prospects; and
     -    the impact and status of deregulation in Arizona.

     TEP

      In December 1998, TEP declared and paid a dividend of $30 million to UniSource Energy, its sole shareholder. TEP declared the dividend from current year (1998) earnings since TEP has an accumulated deficit, rather than positive retained earnings.

      TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants, including a covenant that requires TEP to maintain a minimum level of net worth. As of June 30, 1999, the required minimum net worth was $186 million. TEP's actual net worth at June 30, 1999 was $237 million. See Investing and Financing Activities, TEP Credit Agreement, below. As of June 30, 1999, TEP was in compliance with the terms of the Credit Agreement.

     The ACC Holding Company Order states that TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings until TEP's equity ratio equals 37.5% of total capital (excluding capital lease obligations). As of June 30, 1999, TEP's equity ratio on that basis was 16.7%. TEP is in compliance with this order.

      In addition to these limitations, the Federal Power Act states that dividends shall not be paid out of funds properly included in the capital account. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis to pay dividends from current year earnings.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

 CASH FLOWS

     UniSource Energy

      Consolidated cash and cash equivalents decreased by $33.4 million, or 25%, from June 30, 1998 to the June 30, 1999 ending balance of $98.7 million. For the twelve-month period ended June 30, 1999, consolidated net cash outflows for investing and financing activities exceeded the cash generated from operating activities.

      Net cash flows from operating activities decreased by $19.6 million in the first six months of 1999 compared with the same period in 1998. The net decrease resulted from:

     - $18.2 million increase in fuel and purchased power payments, due primarily to sales increases;
     -    $8.1 million increase in  cash receipts from wholesale sales;
     -    $5.9 million increase in income taxes paid;
     -    $4.3 million increase in other operations and maintenance costs;
     - $11.3 million reduction of cash inflows from net emission allowance sales which occurred in 1998; and
     - no cash outflows for contract termination fees in 1999, compared with $10 million paid to a coal supplier in 1998.

      Total net cash outflows for investing activities increased by $10.9 million during the first six months of 1999 compared with the same period in 1998 due primarily to the purchase of $14.9 million par value of Springerville lease debt by TEP.

      Total net cash outflows for financing activities increased by $1.9 million in the first six months of 1999 compared with the same period in 1998 due primarily to an increase in payments applied to the principal balance of the Springerville Unit 1 capital lease obligation.

      Our consolidated cash balance, including cash equivalents, at August 11, 1999 was approximately $92 million. We invest cash balances in high-grade money market securities with an emphasis on preserving the principal amounts invested.

      During the next 12 months, UniSource Energy may require cash to fund investments in our unregulated energy businesses, to pay interest on the promissory note from UniSource Energy to TEP, and to pay dividends to shareholders. We expect our sources of cash to be dividends from our subsidiaries, primarily TEP. Although no specific offerings are currently contemplated, UniSource Energy may also issue debt and/or equity securities from time to time. If cash flows were to fall short of expectations, we would reevaluate the investment requirements of our unregulated energy businesses and/or seek additional financing for those businesses by unrelated parties.

     TEP

     Cash and cash equivalents decreased by $26 million, or 25%, from the June 30, 1998 ending balance of $103.2 million to the March 31, 1999 ending balance of $77.3 million. For the twelve-month period ended June 30, 1999, net cash outflows from investing and financing activities exceeded net cash inflows for operating activities.

     Net cash flows from operating activities decreased by $21.1 million in the first six months of 1999 compared with the same period in 1998. See UniSource Energy, Cash Flows above for a discussion of factors affecting net cash flows from operating activities.

     Net cash outflows for investing activities decreased $25.4 million in first six months of 1999 relative to the first six months of 1998. Although TEP purchased $14.9 million of Springerville Unit 1 Lease debt in 1999, the transfer of Millennium and its $45 million of cash from TEP to UniSource Energy on January 1, 1998 was reflected as a use of cash on TEP's statement of cash flows in 1998. The subsidiaries holding that cash were subsidiaries of TEP at year-end 1997, and became subsidiaries of UniSource Energy on January 1, 1998. As a consequence, net cash outflows from investing activities decreased during the first half of 1999 relative to the same period in 1998.

     Net cash outflows for financing activities increased $2.2 million in 1999's first six months over the same period in 1998. The increase was due primarily to higher scheduled rent payments related to the Springerville Unit 1 Lease.

     TEP's consolidated cash balance, including cash equivalents, at August 11, 1999 was approximately $72.5 million.

      TEP expects to generate enough cash flow during the next 12 months to fund continuing operating activities, construction expenditures, required debt maturities, and to pay dividends to UniSource Energy. Actual cash flows may vary from projections if there are changes in wholesale revenues, changes in short-term interest rates or other factors. If cash flows were to fall short of our expectations, TEP would use existing cash balances and, if necessary, borrow from the Revolving Credit Facility.


INVESTING AND FINANCING ACTIVITIES
----------------------------------

     UniSource Energy

     Loans and Guarantees

     As described below, UniSource Energy sold its interest in NewEnergy on July 23, 1999. Pursuant to the sale, UniSource Energy will continue to provide guarantees on certain of NewEnergy's transactions. See Note 3. Unregulated Energy Businesses in the Notes to Condensed Consolidated Financial Statements and Sale of NewEnergy, Inc. below.


     TEP

     Capital Expenditures

      TEP's capital expenditures for the three months and six months ended June 30, 1999 were $25.8 and $41.3 million, respectively. TEP's capital budget for the year ending December 31, 1999 is approximately $90 million. These authorized expenditures include costs for TEP to comply with current federal and state environmental regulations. All of these estimates are subject to continuing review and adjustment. Actual construction expenditures may be different from budgeted amounts due to changes in business conditions, construction schedules, environmental requirements, and changes to our business arising from retail competition. TEP plans to fund these expenditures through internally generated cash flow.

     TEP Credit Agreement

     As of June 30, 1999 and as of August 11, 1999, TEP had no borrowings outstanding under its $100 million Revolving Credit Facility.

     TEP is required by its Credit Agreement to maintain certain financial covenants including (a) a minimum Consolidated Tangible Net Worth equal to the sum of $133 million plus 40% of cumulative Consolidated Net Income since January 1, 1997, (b) a minimum Cash Coverage Ratio ranging from 1.40 in 1999 and gradually increasing to 1.55 in 2002, and (c) a maximum Leverage Ratio ranging from 6.80 in 1999 and gradually decreasing to 6.20 in 2002. TEP is in compliance with each of these covenants.

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


     Millennium -- Unregulated Energy Businesses
     -------------------------------------------

     Sale of NewEnergy, Inc.

     On  July 23, 1999, MEH sold its 50% ownership in NewEnergy to The AES
Corporation   (AES)   for  approximately  $50  million  in   consideration,
consisting of:

      - Shares of AES common stock valued at $27.0 million as of July 23, 1999; and

      - Two promissory notes issued by NewEnergy totaling $22.8 million. The notes are secured, bear interest at 9.5%, and $11.4 million of the principal amount is due July 23, 2000 and the remaining $11.4 million is July 23, 2001.

     As part of the agreement, AES repaid a $10 million loan NewEnergy obtained from an unrelated party that was guaranteed by UniSource Energy. UniSource Energy will continue to guarantee up to $55.6 million of certain performance bonds and contractual obligations relating to NewEnergy's purchases and sales of electricity. AES will replace UniSource Energy as guarantor no later than October 15, 1999. NewEnergy's repayment obligations to UniSource Energy, including the guarantees and performance bonds provided
by  UniSource Energy, are  fully  secured.   See  Note  3.  Unregulated
Energy  Businesses  in the  Notes  To  Condensed  Consolidated Financial
Statements.

    Prior to closing, AES agreed to extend up to $25 million in credit for the benefit of NewEnergy. Amounts extended under that facility were guaranteed by MEH and NEH until the closing, at which time the guarantee terminated. AES also provided, prior to closing, additional guarantees as needed to support NewEnergy's business activities.

     UniSource Energy will recognize a pre-tax gain of approximately $34 million in the third quarter of 1999 on the transaction. Proceeds of the NewEnergy sale will be available for reinvestment in other affiliates or for payment as a dividend to UniSource Energy.

     Capital Requirements

     Our Unregulated Energy Businesses owned by Millennium require significant amounts of capital and we expect these needs to continue in the near future. The unregulated energy businesses had actual capital expenditures, and investments in and loans to their subsidiaries for the three months and six months ended June 30, 1999 and 1998 were as follows:

----------------------------------------------------------------------
                      Three Months Ended          Six Months Ended
                            June 30                   June 30
      Subsidiary         1999       1998           1999       1998
----------------------------------------------------------------------
                     -Thousands of Dollars-     -Thousands of Dollars-
      AET              $   -     $(1,095)     $ (2,870)   $ (1,091)
      MEH                (144)    (3,998)         (260)     (9,982)
      Nations Energy    3,547        (78)          745        (101)
      Other               (88)       (81)         (112)       (136)
----------------------------------------------------------------------
      Total Millennium $3,315    $(5,252)     $ (2,497)   $(11,310)
======================================================================

      Our forecasted investments in our unregulated energy businesses are subject to continuing review and revision, and contain assumptions for each subsidiary regarding investment opportunities, growth strategies, and potential investments by unaffiliated parties. Actual expenditures may be higher or lower than these forecasts, or may be allocated to our businesses in proportions different than planned. Our ability to fund the future capital requirements of our unregulated business segment will depend to a great extent on the amount and predictability of the dividends we receive from our primary operating subsidiary, TEP. Proceeds from the sale of NewEnergy will also be available for reinvestment in other affiliates and/or to provide a dividend to UniSource Energy.


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

     7. Y2K disruptions resulting from unidentified or unremediated problems for systems which we control, and Y2K disruptions resulting from systems or parties which we do not control.
--------------------------------------------------------------------------------



ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------


     The information contained in this Item updates, and should be read in conjunction with, information included in Part II, Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Items 1 and 2 of this Form 10-Q.

     See   Item  2-  Management's  Discussion  and  Analysis  of  Financial
Condition   and  Results  of  Operations,  Factors  Affecting  Results   of
Operations, Market Risk, Foreign Currency Exchange Risk.

                        PART II - OTHER INFORMATION

ITEM 1. -  LEGAL PROCEEDINGS
--------------------------------------------------------------------------

TAX ASSESSMENTS

      See Note 4 of Notes to Condensed Consolidated Financial Statements, Tax Assessments.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------

     The Company conducted its annual meeting of shareholders on May 21, 1999. At that meeting, the shareholders of the Company elected members of the Board of Directors.

     The total votes were as follows:

 Election of Directors                  Against              Broker
                            For       or Withheld  Abstain  Non-Votes
                            ---       -----------  -------  ---------

 Ira R. Adler            28,746,934      736,487     --        --
 Larry W. Bickle         28,750,099      733,322     --        --
 Elizabeth T. Bilby      28,727,812      755,609     --        --
 Harold W. Burlingame    28,760,557      722,864     --        --
 Jose L. Canchola        28,704,402      779,019     --        --
 John L. Carter          28,761,175      722,246     --        --
 Daniel W. L. Fessler    28,727,079      756,342     --        --
 John A. Jeter           28,731,606      751,815     --        --
 R. B. O'Rielly          28,715,840      767,581     --        --
 James S. Pignatelli     28,743,173      740,248     --        --
 Martha R. Seger         28,724,977      758,444     --        --
 H. Wilson Sundt         28,734,509      748,912     --        --


ITEM 5. - OTHER INFORMATION
-------------------------------------------------------------------------

ADDITIONAL FINANCIAL DATA

The  following  table reflects the ratio of earnings to fixed  charges  for
TEP:

                                     12 Months Ended
                                     ---------------
                                 June 30,      December 31,
                                   1999            1998
                                   ----            ----
    Ratio of Earnings to           1.38            1.35
    Fixed Charges



ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)  Exhibits.

     -- See Exhibit Index.

(b)  Reports on Form 8-K.

      The Company and TEP filed the following current reports on Form 8-K during the quarter ended June 30, 1999:

     UniSource Energy Corporation and Tucson Electric Power Company

     - Form 8-K dated June 18,1999 (filed June 21, 1999), reporting on TEP's Settlement Agreement filed with the ACC regarding the implementation of retail electric competition and removal of an ACC Commissioner.

     - Form 8-K dated June 25, 1999 (filed June 28, 1999), reporting on the sale of NewEnergy, Inc., appointment of an ACC Commissioner, and the procedural order schedule related to holding hearings and public meetings necessary for the ACC to approve the Settlement Agreement.

                                Signature


      Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.


                                   UNISOURCE ENERGY CORPORATION
                                   ----------------------------
                                           (Registrant)


Date:  August 16, 1999                     Ira R. Adler
                                   --------------------------------------
                                           Ira R. Adler
                                   Executive Vice President and Principal
                                           Financial Officer



                                   TUCSON ELECTRIC POWER COMPANY
                                   -----------------------------
                                             (Registrant)


Date:  August 16, 1999                     Ira R. Adler
                                   --------------------------------------
                                           Ira R. Adler
                                   Executive Vice President and Principal
                                           Financial Officer

                               EXHIBIT INDEX

     11  -   Statement  re computation of per share earnings  -  UniSource
              Energy.
     12  -   Computation of Ratio of Earnings to Fixed Charges - TEP.
     15  -   Letter regarding unaudited interim financial information.
     27a -   Financial Data Schedule - TEP.
     27b -   Financial Data Schedule - UniSource Energy.