Form 10-Q
period 1999-09-30
UNISOURCE ENERGY CORP; TUCSON ELECTRIC POWER CO
filed 1999-11-15
CIK 941138, 100122

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

  (Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended September 30, 1999

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

       At November 8, 1999, 32,339,606 shares of UniSource Energy
Corporation's Common Stock, no par value (the only class of Common Stock) were outstanding.

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




                        TABLE OF CONTENTS

                                                                Page
                                                                ----
Definitions..................................................... iv
Review Report of Independent Accountants..........................1

               PART I - FINANCIAL INFORMATION

Item 1.  -- Financial Statements
 UniSource Energy Corporation
  Comparative Condensed Consolidated Statements
   of Income .....................................................2
  Comparative  Condensed Consolidated Statements
   of Cash Flows..................................................3
  Comparative Condensed Consolidated Balance Sheets...............4
 Tucson Electric Power Company
  Comparative Condensed Consolidated Statements of Income.........5
  Comparative  Condensed Consolidated Statements
   of Cash Flows..................................................6
  Comparative Condensed Consolidated Balance Sheets...............7
 Notes to Condensed Consolidated Financial Statements
 Note 1.  Accounting for the Effects of Regulation................8
 Note 2.  Segment and Related Information........................10
 Note 3.  Unregulated Energy Businesses..........................12
 Note 4.  Tax Assessments........................................12
 Note 5.  Springerville Common Facilities Lease..................13
 Note 6.  Income Taxes...........................................13
 Note 7.  New Accounting Standards...............................14
 Note 8.  Review by Independent Public Accountants...............15
 Note 9.  Reclassifications......................................15

Item   2.   --  Management's  Discussion  and  Analysis   of
Financial Condition and Results of Operations
 Overview........................................................16
 Factors Affecting Results of Operations
   Competition
     Retail......................................................17
     Wholesale...................................................20
   Accounting for the Effects of Regulation......................20
   Market Risks..................................................21
   Future Generating Resources...................................22
   Impact of the Year 2000  on  Computer
    Systems and Applications.....................................22
 Results of Operations...........................................24
   Contribution by Business Segment..............................24
   Utility Sales and Revenues....................................25
   Operating Expenses............................................26
   Other Income (Deductions).....................................26
   Interest Expense..............................................26
 Results of Unregulated Energy Businesses........................27
   AET and Global Solar..........................................27
   MEH and NewEnergy.............................................27
   Nations Energy................................................27
 Dividends on Common Stock
   UniSource Energy..............................................28
   TEP...........................................................28
 Liquidity and Capital Resources
   Cash Flows
     UniSource Energy............................................28
     TEP.........................................................29
   Investing and Financing Activities
     UniSource Energy
      Loans and Guarantees.......................................30
     TEP
      Capital Expenditures.......................................30
      TEP Credit Agreement.......................................30
      Springerville Common Facilities Leases.....................30
     Millennium -- Unregulated Energy Businesses
      Sale of NewEnergy, Inc.....................................31
      Capital Requirements.......................................31
 Safe Harbor for Forward-Looking Statements......................32

Item  3.  -- Quantitative and Qualitative
  Disclosures  about Market Risk.................................32


                 PART II - OTHER INFORMATION

Item 1. -- Legal Proceedings
 Tax Assessments.................................................33
Item 5.  -- Other Information
 Additional Financial Data.......................................33
Item 6.  -- Exhibits and Reports on Form 8-K.....................33
Signature Page...................................................34
Exhibit Index....................................................35






                                DEFINITIONS

The abbreviations and acronyms used in the 1999 Third Quarter Form 10-Q are defined below:

ACC................. Arizona Corporation Commission.
AET................. Advanced Energy Technologies, Inc., a wholly-owned subsidiary of Millennium.
Affected Utilities.. Electric  utilities  regulated  by  the   ACC,
                      including TEP, Arizona Public Service, Citizens Utilities company, and several electric cooperatives.
Common Stock........ UniSource Energy's common stock, without par value.
Company............. UniSource Energy Corporation.
Cooling Degree Days. Calculated by subtracting 75 from the average of the high and low daily temperatures.
Credit Agreement.... Credit Agreement between TEP and the banks, dated as of December 30, 1997.
FAS 71.............. Statement of Financial Accounting Standards No.
                      71: Accounting for the Effects of Certain Types of Regulation.
FERC................ Federal Energy Regulatory Commission.
First Mortgage
 Bonds ............. First  mortgage bonds issued under the General
                      First Mortgage.
GAAP................ Generally Accepted Accounting Principles.
Global Solar........ Global Solar Energy, L.L.C., a corporation which is
                      50% owned by AET and 50% owned by ITN.
IRS................. Internal Revenue Service.
Irvington........... Irvington Generating Station.
ITC................. Investment tax credit.
ITN................. ITN Energy Systems, Inc., an unaffiliated company which owns 50% of Global Solar.
kWh................. Kilowatt-hour(s).
MEH................. MEH  Corporation, a wholly-owned subsidiary  of
                      Millennium.
MW.................. Megawatt(s).
MWh................. Megawatt-hour(s).
Millennium.......... Millennium Energy Holdings, Inc., a wholly-
                      owned subsidiary of UniSource Energy.
Nations Energy..... Nations Energy Corporation, a wholly-owned subsidiary of Millennium.
NewEnergy........... NewEnergy, Inc., formerly New Energy Ventures, Inc., a company in which a 50% interest was owned by MEH.
NOL................. Net Operating Loss carryforward for income tax purposes.
Rate Settlement..... TEP's Rate Settlement agreement approved by the
                      ACC in August 1998, which provides retail base price decreases over a two-year period.
Revolving Credit
 Facility........... $100 million revolving credit facility entered into under the Credit Agreement between a
                      syndicate of banks and TEP.
Springerville....... Springerville Generating Station.
Springerville Common
  Facilities........ Facilities at Springerville used in common with
                      Springerville Unit 1 and Springerville Unit 2. Springerville Common
  Facilities Lease.. Leveraged lease arrangements relating to an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 1.Unit 1 of the Springerville Generating Station. Springerville Unit
 1 Lease............ Leveraged lease arrangement relating to
                      Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.
TEP................. Tucson  Electric Power Company, the principal subsidiary of UniSource Energy.
UniSource Energy.... UniSource Energy Corporation.
WSCC................ Western Systems Coordinating Council.






To the Board of Directors and Stockholders of UniSource Energy Corporation and to the Board of Directors of Tucson Electric Power Company



     We have reviewed the accompanying condensed consolidated balance sheets of UniSource Energy Corporation and its subsidiaries (the Company) and of Tucson Electric Power Company and its subsidiaries (TEP) as of September 30, 1999, and the related condensed consolidated statements of income and of cash flows for each of the three-month and nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's and TEP's management.

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

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

     We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheets and statements of capitalization as of December 31, 1998, and the related consolidated statements of income, of changes in stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 4, 1999 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



PricewaterhouseCoopers LLP
Los Angeles, California
November 10, 1999




                        PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

The weather causes seasonal fluctuations in UniSource Energy's sales. As a result, quarterly results are not indicative of annual operating results. The quarterly financial statements that follow are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. Also see Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations. This quarterly report should be reviewed in conjunction with UniSource Energy's 1998 Form 10-K.


UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                           September 30,
                                                         1999        1998
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $198,608    $196,398
 Sales for Resale                                       66,083      56,831
                                                      ---------   ---------
    Total Operating Revenues                           264,691     253,229
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                              103,604      94,705
 Capital Lease Expense                                  25,455      25,469
 Amortization of Springerville Unit 1 Allowance         (8,729)     (7,631)
 Other Operations                                       27,621      24,980
 Maintenance and Repairs                                 5,940       8,172
 Depreciation and Amortization                          20,734      22,033
 Taxes Other Than Income Taxes                          12,054      12,594
 Income Taxes                                           22,002      18,297
                                                      ---------   ---------
    Total Operating Expenses                           208,681     198,619
                                                      ---------   ---------
      Operating Income                                  56,010      54,610
                                                      ---------   ---------
Other Income (Deductions)
 Income Taxes                                          (14,328)     (4,535)
 Interest Income                                         2,222       3,075
 Gain on the Sale of NewEnergy                          34,651           -
 Unregulated Energy Businesses                              92       9,259
 Other                                                   1,028         536
                                                      ---------   ---------
    Total Other Income (Deductions)                     23,665       8,335
                                                      ---------   ---------
Interest Expense
 Long-Term Debt                                         16,662      18,591
 Interest Imputed on Losses Recorded at Present Value    8,747       8,544
 Other                                                   2,597       2,137
                                                      ---------   ---------
    Total Interest Expense                              28,006      29,272
                                                      ---------   ---------
Net Income                                            $ 51,669    $ 33,673
                                                      =========   =========
Average Shares of Common Stock Outstanding (000)        32,332      32,174
                                                      =========   =========
Basic Earnings per Share                              $   1.60    $   1.05
                                                      =========   =========
Diluted Earnings per Share                            $   1.58    $   1.05
                                                      =========   =========



See Notes to Condensed Consolidated Financial Statements.


UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                         Nine Months Ended
                                                           September 30,
                                                         1999       1998
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $486,357    $485,137
 Sales for Resale                                      128,814     108,636
                                                      ---------   ---------
    Total Operating Revenues                           615,171     593,773
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                              219,391     199,798
 Capital Lease Expense                                  76,834      77,805
 Amortization of Springerville Unit 1 Allowance        (26,188)    (22,892)
 Other Operations                                       78,016      78,408
 Maintenance and Repairs                                30,244      27,327
 Depreciation and Amortization                          64,777      67,479
 Taxes Other Than Income Taxes                          36,400      38,154
 Income Taxes                                           23,401      19,398
                                                      ---------   ---------
    Total Operating Expenses                           502,875     485,477
                                                      ---------   ---------
      Operating Income                                 112,296     108,296
                                                      ---------   ---------
Other Income (Deductions)
 Income Taxes                                          (13,495)      4,378
 Interest Income                                         5,526       8,315
 Gain on the Sale of NewEnegy                           34,651           -
 Unregulated Energy Businesses                          (7,139)     (6,954)
 Other                                                   1,964       2,480
                                                      ---------   ---------
    Total Other Income (Deductions)                     21,507       8,219
                                                      ---------   ---------
Interest Expense
 Long-Term Debt                                         49,784      55,494
 Interest Imputed on Losses Recorded at Present Value   26,243      25,634
 Other                                                   7,927       7,691
                                                      ---------   ---------
    Total Interest Expense                              83,954      88,819
                                                      ---------   ---------
Net Income                                            $ 49,849    $ 27,696
                                                      =========   =========
Average Shares of Common Stock Outstanding (000)        32,309      32,150
                                                      =========   =========
Basic Earnings per Share                              $   1.54    $   0.86
                                                      =========   =========
Diluted Earnings per Share                            $   1.53    $   0.86
                                                      =========   =========


See Notes to Condensed Consolidated Financial Statements.


UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                           September 30,
                                                         1999       1998
                                                            (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Retail Customers                 $507,319    $494,694
  Cash Receipts from Sales for Resale                  118,845     101,679
  Fuel and Purchased Power Costs Paid                 (201,317)   (180,613)
  Wages Paid, Net of Amounts Capitalized               (53,356)    (51,209)
  Payment of Other Operations and Maintenance Costs    (78,711)    (68,435)
  Capital Lease Interest Paid                          (81,066)    (80,837)
  Taxes Paid, Net of Amounts Capitalized               (61,804)    (61,732)
  Interest Paid, Net of Amounts Capitalized            (60,638)    (57,193)
  Contract Termination Fee Paid                              -     (10,000)
  Income Taxes Paid                                     (6,170)         (3)
  Emission Allowance Inventory Sales                        75      11,368
  Interest Received                                      6,527       7,880
  Transfer of Tax Settlement to Escrow Account         (22,403)          -
  Other                                                  5,020      (1,606)
                                                      ---------   ---------
    Net Cash Flows - Operating Activities               72,321     103,993
                                                      ---------   ---------
Cash Flows from Investing Activities
  Capital Expenditures                                 (65,743)    (56,367)
  Investments in and Loans to Unregulated
    Energy Businesses                                   (5,505)    (27,103)
  Sale of Interest in Unregulated Energy Businesses      4,041      20,000
  Sale of Securities                                    27,516           -
  Purchase of Springerville Lease Debt                 (26,768)          -
  Other Investments - Net                                  403       1,788
                                                      ---------   ---------
    Net Cash Flows - Investing Activities              (66,056)    (61,682)
                                                      ---------   ---------
Cash Flows from Financing Activities
  Proceeds from Issuance of Long-Term Debt               1,977      99,014
  Payments to Retire Long-Term Debt                     (1,725)    (99,472)
  Payments to Retire Capital Lease Obligations         (22,338)    (17,178)
  Other                                                  2,312      (6,401)
                                                      ---------   ---------
    Net Cash Flows - Financing Activities              (19,774)    (24,037)
                                                      ---------   ---------
Net Increase (Decrease) in Cash and Cash Equivalents   (13,509)     18,274
Cash and Cash Equivalents, Beginning of Year           145,167     146,256
                                                      ---------   ---------
Cash and Cash Equivalents, End of Period              $131,658    $164,530
                                                      =========   =========


See Notes to Condensed Consolidated Financial Statements.


UNISOURCE ENERGY CORPORATION
SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION

                                                         Nine Months Ended
                                                           September 30,
                                                         1999       1998
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-

Net Income                                            $ 49,849    $ 27,696
Adjustments to Reconcile Net Income
 to Net Operating Cash Flows
  Depreciation and Amortization Expense                 64,777      67,479
  Deferred Income Taxes and Investment Tax Credit       32,924      14,768
  Lease Payments Deferred                                3,707       4,127
  Amortization of Regulatory Assets & Liabilities,
   Net of Interest Imputed on Losses Recorded at
   Present Value                                            55       2,742
  Deferred Contract Termination Fee                      2,885      (7,115)
  Unremitted Losses of Unconsolidated
   Subsidiaries                                          3,209       6,373
  Gain on Sale of NewEnergy                           (34,651)          -
  Emission Allowances                                       75      11,368
  Other                                                  1,060       1,842
  Changes in Assets and Liabilities which Provided(Used)
    Cash Exclusive of Changes Shown Separately
    Accounts Receivable                                (24,688)    (34,543)
    Tax Settlement Deposit                             (22,450)          -
    Materials and Fuel                                  (5,949)     (3,405)
    Accounts Payable                                     7,031       6,711
    Taxes Accrued                                       14,427      14,610
    Other Current Assets and Liabilities               (12,590)     (7,219)
    Other Deferred Assets and Liabilities               (7,350)     (1,441)
                                                      ---------   ---------
Net Cash Flows - Operating Activities                 $ 72,321    $103,993
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

See Notes to Condensed Consolidated Financial Statements.


UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 September 30,   December 31,
                                                       1999        1998
                                                   (Unaudited)
---------------------------------------------------------------------------
ASSETS                                            - Thousands of Dollars -
Utility Plant
  Plant in Service                                  $2,286,101  $2,263,871
  Utility Plant Under Capital Leases                   886,901     886,902
  Construction Work in Progress                         92,018      74,050
                                                    ----------- -----------
    Total Utility Plant                              3,265,020   3,224,823
  Less Accumulated Depreciation and Amortization    (1,090,210) (1,051,994)
  Less Accumulated Amortization of Capital Leases     (100,442)    (85,826)
  Less Springerville Unit 1 Allowance                 (171,468)   (171,413)
                                                    ----------- -----------
    Total Utility Plant - Net                        1,902,900   1,915,590
                                                    ----------- -----------
Investments and Other Property                         139,366     110,318
                                                    ----------- -----------
Current Assets
  Cash and Cash Equivalents                            131,658     145,167
  Accounts Receivable                                   95,538      70,850
  Materials and Fuel                                    43,433      37,040
  Note Receivable                                       11,400           -
  Deferred Income Taxes - Current                       15,597      14,683
  Tax Settlement Deposit                                22,450           -
  Other                                                 26,533      26,867
                                                    ----------- -----------
    Total Current Assets                               346,609     294,607
                                                    ----------- -----------
Deferred Debits - Regulatory Assets
  Income Taxes Recoverable Through Future Revenues     146,372     152,111
  Deferred Springerville Generation Costs               95,237     102,211
  Deferred Lease Expense                                 9,264       9,877
  Other Regulatory Assets                               16,210      18,886
Deferred Debits - Other                                 30,954      30,443
                                                    ----------- -----------
    Total Deferred Debits                              298,037     313,528
                                                    ----------- -----------
Total Assets                                        $2,686,912  $2,634,043
                                                    =========== ===========


See Notes to Condensed Consolidated Financial Statements.



UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS


                                                September 30,   December 31,
                                                       1999       1998
                                                    (Unaudited)
---------------------------------------------------------------------------
CAPITALIZATION AND OTHER LIABILITIES              - Thousands of Dollars -
Capitalization
  Common Stock                                      $  641,366  $  640,640
  Accumulated Deficit                                 (344,145)   (393,994)
                                                    ----------- -----------
  Common Stock Equity                                  297,221     246,646
  Capital Lease Obligations                            852,529     889,543
  Long-Term Debt                                     1,135,820   1,184,423
                                                    ----------- -----------
    Total Capitalization                             2,285,570   2,320,612
                                                    ----------- -----------
Current Liabilities
  Current Obligations Under Capital Leases              37,045      11,647
  Current Maturities of Long-Term Debt                  48,603       1,725
  Accounts Payable                                      39,626      32,595
  Interest Accrued                                      43,561      70,771
  Taxes Accrued                                         41,594      27,167
  Accrued Employee Expenses                             13,162      16,730
  Other                                                  5,880       6,705
                                                    ----------- -----------
    Total Current Liabilities                          229,471     167,340
                                                    ----------- -----------
Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    92,090      61,891
  Deferred Investment Tax Credits Regulatory Liability   8,336      10,436
  Emission Allowance Gain Regulatory Liability          31,376      31,335
  Other                                                 40,069      42,429
                                                    ----------- -----------
    Total Deferred Credits and Other Liabilities       171,871     146,091
                                                    ----------- -----------
Total Capitalization and Other Liabilities          $2,686,912  $2,634,043
                                                    =========== ===========


See Notes to Condensed Consolidated Financial Statements.





The weather causes seasonal fluctuations in TEP's sales. As a result, quarterly results are not indicative of annual operating results. The quarterly financial statements that follow are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. Also see Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations. This quarterly report should be reviewed in conjunction with TEP's 1998 Form 10-K.


TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                           September 30,
                                                         1999        1998
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $198,673    $196,449
 Sales for Resale                                       66,083      56,831
                                                      ---------   ---------
    Total Operating Revenues                           264,756     253,280
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                              103,604      94,705
 Capital Lease Expense                                  25,455      25,469
 Amortization of Springerville Unit 1 Allowance         (8,729)     (7,631)
 Other Operations                                       27,621      24,980
 Maintenance and Repairs                                 5,940       8,172
 Depreciation and Amortization                          20,734      22,033
 Taxes Other Than Income Taxes                          12,054      12,594
 Income Taxes                                           22,002      18,297
                                                      ---------   ---------
    Total Operating Expenses                           208,681     198,619
                                                      ---------   ---------
      Operating Income                                  56,075      54,661
                                                      ---------   ---------
Other Income (Deductions)
 Income Taxes                                           (1,494)     (1,924)
 Interest Income                                         1,974       3,075
 Interest Income-Note Receivable from UniSource Energy   2,506       2,352
 Other                                                     878         482
                                                      ---------   ---------
    Total Other Income (Deductions)                      3,864       3,985
                                                      ---------   ---------
Interest Expense
 Long-Term Debt                                         16,662      18,591
 Interest Imputed on Losses Recorded at Present Value    8,747       8,544
Other                                                    2,597       2,137
                                                      ---------   ---------
    Total Interest Expense                              28,006      29,272
                                                      ---------   ---------

Net Income                                            $ 31,933    $ 29,374
                                                      =========   =========



See Notes to Condensed Consolidated Financial Statements.



TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                         Nine Months Ended
                                                           September 30,
                                                         1999        1998
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $486,561    $485,333
 Sales for Resale                                      128,814     108,636
                                                      ---------   ---------
    Total Operating Revenues                           615,375     593,969
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                              219,391     199,798
 Capital Lease Expense                                  76,834      77,805
 Amortization of Springerville Unit 1 Allowance        (26,188)    (22,892)
 Other Operations                                       78,016      78,408
 Maintenance and Repairs                                30,244      27,327
 Depreciation and Amortization                          64,777      67,479
 Taxes Other Than Income Taxes                          36,400      38,154
 Income Taxes                                           23,401      19,398
                                                      ---------   ---------
    Total Operating Expenses                           502,875     485,477
                                                      ---------   ---------
      Operating Income                                 112,500     108,492
                                                      ---------   ---------
Other Income (Deductions)
 Income Taxes                                           (3,829)     (1,408)
 Interest Income                                         4,991       8,315
 Interest Income-Note Receivable from UniSource Energy   7,585       6,978
 Other                                                   1,675       2,282
                                                      ---------   ---------
    Total Other Income (Deductions)                     10,422      16,167
                                                      ---------   ---------
Interest Expense
 Long-Term Debt                                         49,784      55,494
 Interest Imputed on Losses Recorded at Present Value   26,243      25,634
 Other                                                   7,927       7,691
                                                      ---------   ---------
    Total Interest Expense                              83,954      88,819
                                                      ---------   ---------
Net Income                                            $ 38,968    $ 35,840
                                                      =========   =========


See Notes to Condensed Consolidated Financial Statements.



TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                           September 30,
                                                         1999       1998
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Retail Customers                 $507,319    $494,694
  Cash Receipts from Sales for Resale                  118,845     101,679
  Fuel and Purchased Power Costs Paid                 (201,317)   (180,613)
  Wages Paid, Net of Amounts Capitalized               (47,929)    (48,843)
  Payment of Other Operations and Maintenance Costs    (72,814)    (63,650)
  Capital Lease Interest Paid                          (81,066)    (80,837)
  Taxes Paid, Net of Amounts Capitalized               (61,440)    (61,644)
  Interest Paid, Net of Amounts Capitalized            (60,638)    (57,193)
  Contract Termination Fee Paid                              -     (10,000)
  Income Taxes Paid                                     (6,168)         (3)
  Emission Allowance Inventory Sales                        75      11,368
  Interest Received                                     14,799       6,479
  Transfer of Tax Settlement to Escrow Account         (22,403)         -
  Other                                                    182      (1,142)
                                                      ---------   ---------
    Net Cash Flows - Operating Activities               87,445     110,295
                                                      ---------   ---------
Cash Flows from Investing Activities
  Capital Expenditures                                 (64,245)    (56,245)
  Transfer of Millennium Cash to UniSource Energy            -     (45,412)
  Purchase of Springerville Lease Debt                 (26,768)          -
  Other Investments - Net                                1,459       1,420
                                                      ---------   ---------
    Net Cash Flows - Investing Activities              (89,554)   (100,237)
                                                      ---------   ---------
Cash Flows from Financing Activities
  Proceeds from Issuance of Long-Term Debt               1,977      99,014
  Payments to Retire Long-Term Debt                     (1,725)    (99,472)
  Payments to Retire Capital Lease Obligations         (22,316)    (17,178)
  Other                                                  2,115      (6,269)
                                                      ---------   ---------
    Net Cash Flows - Financing Activities              (19,949)    (23,905)
                                                      ---------   ---------
Net Decrease in Cash and Cash Equivalents              (22,058)    (13,847)
Cash and Cash Equivalents, Beginning of Year           118,236     146,256
                                                      ---------   ---------
Cash and Cash Equivalents, End of Period              $ 96,178    $132,409
                                                      =========   =========



See Notes to Condensed Consolidated Financial Statements.



TUCSON ELECTRIC POWER COMPANY
SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION

                                                         Nine Months Ended
                                                           September 30,
                                                         1999        1998
                                                            (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Net Income                                            $ 38,968    $ 35,840
Adjustments to Reconcile Net Income to Net
 Operating Cash Flows
  Depreciation and Amortization Expense                 64,777      67,479
  Deferred Income Taxes and
   Investment Tax Credit                                20,324      20,877
  Lease Payments Deferred                                3,707       4,127
  Amortization of Regulatory Assets & Liabilities, Net
   of Interest Imputed on Losses Recorded at
   Present Value                                            55       2,742
  Deferred Contract Termination Fee                      2,885      (7,115)
  Unremitted Earnings of Unconsolidated Subsidiaries      (456)       (753)
  Interest Accrued on Note Receivable from UniSource
   Energy                                                1,744      (6,978)
  Emission Allowances                                       75      11,368
  Other                                                  4,445       3,196
  Changes in Assets and Liabilities which Provided(Used)
    Cash Exclusive of Changes Shown Separately
    Accounts Receivable                                (22,820)    (34,624)
    Tax Settlement Deposit                             (22,450)          -
    Materials and Fuel                                  (5,898)     (3,406)
    Accounts Payable                                     7,433       7,632
    Taxes Accrued                                       14,118      14,626
    Other Current Assets and Liabilities               (12,117)     (3,219)
    Other Deferred Assets and Liabilities               (7,345)     (1,497)
                                                      ---------   ---------
Net Cash Flows - Operating Activities                 $ 87,445    $110,295
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



See Notes to Condensed Consolidated Financial Statements.



TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 September 30,  December 31,
                                                       1999       1998
                                                   (Unaudited)
---------------------------------------------------------------------------
ASSETS                                            - Thousands of Dollars -
Utility Plant
  Plant in Service                                  $2,286,101  $2,263,871
  Utility Plant Under Capital Leases                   886,901     886,902
  Construction Work in Progress                         92,018      74,050
                                                    ----------- -----------
    Total Utility Plant                              3,265,020   3,224,823
  Less Accumulated Depreciation and Amortization    (1,090,210) (1,051,994)
  Less Accumulated Amortization of Capital Leases     (100,442)    (85,826)
  Less Springerville Unit 1 Allowance                 (171,468)   (171,413)
                                                    ----------- -----------
    Total Utility Plant - Net                        1,902,900   1,915,590
                                                    ----------- -----------
Investments and Other Property                          91,368      62,978
                                                   ----------- -----------
Note Receivable from UniSource Energy                   70,132      79,462
                                                    ---------- -----------
Current Assets
  Cash and Cash Equivalents                             96,178     118,236
  Interest on Note Receivable from UniSource Energy      7,585           -
  Accounts Receivable                                   97,000      72,239
  Materials and Fuel                                    43,337      36,995
  Deferred Income Taxes - Current                       15,653      14,820
  Tax Settlement Deposit                                22,450           -
  Other                                                 13,849      14,735
                                                    ----------- -----------
    Total Current Assets                               296,052     257,025
                                                    ----------- -----------
Deferred Debits - Regulatory Assets
  Income Taxes Recoverable Through Future Revenues     146,372     152,111
  Deferred Springerville Generation Costs               95,237     102,211
  Deferred Lease Expense                                 9,264       9,877
  Other Regulatory Assets                               16,210      18,886
Deferred Debits - Other                                 30,954      30,443
                                                    ----------- -----------
    Total Deferred Debits                              298,037     313,528
                                                    ----------- -----------
Total Assets                                        $2,658,489  $2,628,583
                                                    =========== ===========


See Notes to Condensed Consolidated Financial Statements.



TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 September 30,  December 31,
                                                       1999       1998
                                                    (Unaudited)
---------------------------------------------------------------------------
                                                  - Thousands of Dollars -
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock                                      $  647,124  $  646,568
  Capital Stock Expense                                 (6,357)     (6,357)
  Accumulated Deficit                                 (371,382)   (410,350)
                                                    ----------- -----------
  Common Stock Equity                                  269,385     229,861
  Capital Lease Obligations                            852,194     889,543
  Long-Term Debt                                     1,135,820   1,184,423
                                                    ----------- -----------
    Total Capitalization                             2,257,399   2,303,827
                                                    ----------- -----------
Current Liabilities
  Current Obligations Under Capital Leases              36,975      11,647
  Current Maturities of Long-Term Debt                  48,603       1,725
  Accounts Payable                                      44,323      35,735
  Interest Accrued                                      43,561      70,771
  Taxes Accrued                                         41,200      27,082
  Accrued Employee Expenses                             12,864      16,418
  Other                                                  5,787       6,705
                                                    ----------- -----------
    Total Current Liabilities                          233,313     170,083
                                                    ----------- -----------
Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    88,022      70,504
  Deferred Investment Tax Credits Regulatory Liability   8,336      10,436
  Emission Allowance Gain Regulatory Liability          31,376      31,335
  Other                                                 40,043      42,398
                                                    ----------- -----------
    Total Deferred Credits and Other Liabilities       167,777     154,673
                                                    ----------- -----------
Total Capitalization and Other Liabilities          $2,658,489  $2,628,583
                                                    =========== ===========


See Notes to Condensed Consolidated Financial Statements.



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------

NOTE 1.  ACCOUNTING FOR THE EFFECTS OF REGULATION
-------------------------------------------------

  Accounting Implications

     The ACC regulates TEP's retail utility business. TEP generally uses the same accounting policies and practices used by unregulated companies for financial reporting under generally accepted accounting principles. However, sometimes these principles, such as FAS 71, require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP's retail rates, the ACC may not allow TEP to charge its customers currently to recover certain expenses, but instead, require that these expenses be recovered from customers in the future. In this situation, FAS 71 requires that TEP capitalize and report these expenses as regulatory assets on the balance sheet until TEP is allowed to charge its customers. TEP then amortizes these items to the income statement as those amounts are recovered from customers. Similarly, certain items of revenue may be deferred as regulatory liabilities, which are also eventually amortized to the income statement.

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

     We periodically assess whether we continue to meet these conditions. If we were required to stop applying FAS 71 to all or a portion of TEP's regulated utility operations, without regulatory recovery, we would write off the related balances of TEP's regulatory assets and liabilities as a charge in our income statement. In that event, our earnings would be reduced by the net amount of regulatory assets and liabilities, after applicable deferred income taxes. Based on the balances of TEP's regulatory assets and liabilities at September 30, 1999, if we ceased applying FAS 71 to all of TEP's regulated operations, we would record an extraordinary loss of approximately $137 million, net of the related deferred income tax benefit of $91 million. In addition, TEP would immediately recognize, as a reduction to the extraordinary loss, the $23 million ITC carryforward balance that TEP believes it would use on a future tax return. Approximately 60% of TEP's net regulatory assets on the balance sheet relate to electric generation. While our cash flows may be affected by regulatory orders and market conditions, our cash flows would not be affected if we ceased to apply FAS 71.

     If we stop applying FAS 71, we would need to evaluate the likelihood that we could recover the cost of TEP's electric plant in the marketplace. If undiscounted cash flows related to these plant assets are less than the carrying value of those assets that we continue to own, then we would need to write off as an expense a portion of those plant assets to reflect the present value of future cash flows. Plant assets to be disposed of would be written down to fair value if it is less than carrying value. We cannot predict if we would write off any plant assets as a result of these evaluations.

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

     On September 21, 1999, the ACC approved the final amendments to the Rules governing retail electric competition in Arizona. The final amendments did not have a significant impact on the electric competition rules as previously drafted.


Settlement Agreement

      On June 9, 1999, TEP and certain customer groups entered into a Settlement Agreement (Settlement) related to the implementation of retail electric competition. The ACC held hearings on TEP's Settlement in August 1999. On October 26, 1999, the ACC Hearing Officer issued a recommended opinion and order to approve TEP's Settlement with certain modifications. The ACC has scheduled an Open Meeting to consider the Settlement on November 22 and 23, 1999.

Major  provisions  of  the  Settlement as recommended  by  the  Hearing
Officer include:

- Consumer choice for energy supply would begin after the ACC approves the Settlement and will be phased in as required by the ACC's retail competition rules. By January 1, 2001, consumer choice would be available to all customers.

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

- TEP would recover its stranded costs, including regulatory assets, through two Competition Transition Charges (CTC):
   - A Fixed CTC component which would equal a fixed charge per kilowatt-hour. It would terminate when $450 million has been recovered, but no later than December 31, 2008. When the Fixed CTC terminates, TEP's retail rates would decrease by the amount of the Fixed CTC.
   - A Floating CTC component would be equal to the amount of the frozen tariff rates less the sum of unbundled transmission and distribution charges and amounts based on the Palo Verde Futures Index for electric energy. Because TEP's total retail rate would be frozen, the Floating CTC would enable TEP to recoup the balance of stranded costs not otherwise recovered through the fixed charge as follows:
      - when wholesale market prices for electric energy are strong, stranded costs would be lower and the Floating CTC would be lower;and
      - when wholesale market prices for electric energy are weak, stranded costs would be greater and the Floating CTC would be higher.
    The Floating CTC would terminate no later than December 31, 2008.

- By June 1, 2004, TEP would be required to file a general rate case including an updated cost-of-service study. Any rate change resulting from this rate case would be effective no sooner than June 1, 2005 and would only be made if the changes result in a net rate reduction.

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

     As mentioned above, the ACC Hearing Officer recommended certain modifications to the Settlement. TEP filed an exception to one of the recommended modifications related to the proper allocation of stranded costs between contract customers and non-contract customers. Contract customers are certain large industrial and mining customers with which TEP has negotiated non-standard rates approved by the ACC. The proposed order requires that TEP file a report for approval by the Director of the Utilities Division that demonstrates how stranded costs will be collected from customer classes. TEP believes that the recommendation is unclear as to the methodology to be utilized to allocate stranded costs to customer classes. If the intent of the modification in the proposed order is to make a determination that non-contract customers are picking up an alleged stranded cost shortfall from contract customers, then TEP strongly disagrees with this proposed modification. TEP believes that no such subsidization exists.

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

     In addition, if the Settlement is approved, we will immediately recognize net after-tax extraordinary income primarily as a result of recognition of the following Investment Tax Credit (ITC) amounts:

- Deferred ITC: On our financial statements we have deferred the benefit relating to ITC claimed on tax returns. This Deferred ITC is being amortized to income over the tax lives of the related property. The balance remaining when the Settlement is approved will be recognized immediately. At September 30, 1999, the Deferred ITC balance was $8 million.

- ITC Carryforward: This ITC is generated but not yet claimed on a tax return, and will be recognized immediately as income based on our expectation that this ITC will be claimed on future tax returns. At September 30, 1999, the total ITC Carryforward was $23 million.

     Certain other generation expenses such as lease expenses, will be amortized differently in the future, although total amounts of such expenses will remain the same over the life of the leases.

     We cannot predict the outcome of hearings on the Settlement. Additionally, federal legislators introduced several retail competition initiatives in Congress which, if passed, could modify or override the actions taken by the ACC. We will continue to monitor the progress of the legislation and assess its impact on retail electric competition in Arizona.


NOTE 2.  SEGMENT AND RELATED INFORMATION
----------------------------------------

     In 1998, we adopted Statement of Financial Accounting Standards No.131 (FAS 131), Disclosures about Segments of an Enterprise and Related Information, which requires that we report financial and descriptive information about our operating segments. These segments are determined based on the way we organize our operations and evaluate performance. UniSource Energy's principal business segment is the regulated electric utility business of TEP. The other reportable business segment is the unregulated energy businesses of Millennium:

- Advanced Energy Technologies, Inc. (AET) which owns 50 percent of Global Solar Energy, L.L.C. (Global Solar), a developer and manufacturer of thin-film photovoltaic materials. In November 1999, an agreement was entered into that changed the ownership structure of both AET and Global Solar. See Note 3 regarding this agreement;
- Nations Energy Corporation (Nations Energy) which is an independent power developer; and
- MEH Corporation (MEH) which held a 50 percent interest in NewEnergy, Inc. (NewEnergy), an energy buyer representative. See Note 3 regarding the sale of our interest in NewEnergy.

See Note 3 for more information on our unregulated energy businesses. Intersegment revenues are not material.

Selected financial data for our business segments is contained in the following table:


                                 Segments
                            ----------------------
                          TEP:     Millennium:
                       Regulated  Unregulated              UniSource
                        Electric    Energy                   Energy
                        Utility   Businesses  Eliminations Consolidated
----------------------------------------------------------------------
                                     - Thousands of Dollars  -
Income Statement
----------------
Three months ended
 September 30, 1999:
  Operating Revenues   $264,756     $ 2,933     $(2,998)     $264,691
----------------------------------------------------------------------
  Net Income (Loss):
   AET                              $   (80)
   MEH                               21,200
   Nations Energy                      (181)
   Other Entities                        61
                                     --------
    Total Net
      Income (Loss)    $ 31,933     $21,000     $(1,264)     $ 51,669
----------------------------------------------------------------------

Three months ended
 September 30, 1998:
  Operating Revenues   $253,280     $   356     $  (407)     $253,229
----------------------------------------------------------------------
  Net Income (Loss):
   AET                              $  (102)
   MEH                                  101
   Nations Energy                     5,767
   Other Entities                       (68)
                                     --------
    Total Net
      Income (Loss)    $ 29,374     $ 5,698     $(1,399)     $ 33,673
----------------------------------------------------------------------
Nine months ended
 September 30, 1999:
  Operating Revenues   $615,375     $ 8,161     $(8,365)     $615,171
----------------------------------------------------------------------
  Net Income (Loss):
   AET                              $  (691)
   MEH                               20,550
   Nations Energy                    (5,151)
   Other Entities                       319
                                     --------
    Total Net
      Income (Loss)    $ 38,968     $15,027     $(4,146)     $ 49,849
----------------------------------------------------------------------




                                  Segments
                            ----------------------
                          TEP:     Millennium:
                       Regulated  Unregulated              UniSource
                        Electric    Energy                   Energy
                        Utility   Businesses  Eliminations Consolidated
----------------------------------------------------------------------
                                     - Thousands of Dollars  -
Income Statement
----------------
Nine months ended
 September 30, 1998:
  Operating Revenues   $593,969     $ 1,016     $(1,212)     $593,773
----------------------------------------------------------------------
  Net Income (Loss):
   AET                              $  (119)
   MEH                               (9,197)
   Nations Energy                     5,363
   Other Entities                       (34)
                                     --------
    Total Net
      Income (Loss)    $ 35,840     $(3,987)    $(4,157)     $ 27,696
----------------------------------------------------------------------
Balance Sheet
-------------
  Total Assets,
  September 30, 1999 $2,658,489    $100,670    $(72,247)   $2,686,912
  Total Assets,
  December 31, 1998  $2,628,583    $ 74,007    $(68,547)   $2,634,043
----------------------------------------------------------------------

The eliminations include the following:

- Elimination of the revenues of Millennium's unregulated energy businesses to show this activity in Unregulated Energy Businesses in the Other Income (Deductions) section of UniSource Energy's income statements;
- Elimination of TEP's Note Receivable and related interest receivable from UniSource Energy; and
-  Elimination of intercompany activity and balances.


NOTE 3. UNREGULATED ENERGY BUSINESSES
-------------------------------------

  Sale of NewEnergy

     On July 23, 1999, MEH sold its 50% ownership interest in NewEnergy to the AES Corporation (AES) for approximately $50 million in consideration, consisting of:

- Shares of AES common stock valued at $27 million as of July 23, 1999 which were subsequently sold in the third quarter at a slight gain; and
-  Two promissory notes issued by NewEnergy totaling $22.8 million.
   The notes are secured by AES stock, bear interest at 9.5%, and $11.4 million of the principal amount is due July 23, 2000 and July 23, 2001, respectively.

     UniSource Energy recognized a pre-tax gain of approximately $35 million from the sale. As part of the agreement, AES repaid a $10 million loan NewEnergy obtained from an unrelated party that was guaranteed by UniSource Energy. Previously, UniSource Energy provided guarantees of up to $55.6 million of certain performance bonds and contractual obligations relating to NewEnergy's purchases and sales of electricity. On October 1, 1999, termination notices were sent on all guarantees and the master surety agreement. The effective dates of all terminations have passed, except for one guarantee up to the amount of $6.5 million, which has a termination date of November 29, 1999. The termination of the guarantees means that UniSource Energy will not incur any additional guarantee liability under these agreements but does not extinguish any obligation existing prior to the time of termination. The $6.5 million guarantee provided by UniSource Energy is fully secured.

     MEH originally acquired its 50% ownership in NewEnergy in September 1997. In the first quarter of 1999, MEH transferred its ownership in New Energy Ventures Southwest (NEV SW) to NewEnergy. MEH recorded after-tax losses related to NewEnergy and NEV SW of $0.4 million and $9.6 million for the nine months ended September 30, 1999 and 1998, respectively.

  Purchase and Sale of Generating Assets by Nations Energy

     In March 1999, Nations Energy funded $3.3 million of equity in a Curacao refinery project. In May 1999, Nations Energy sold this interest for $3.3 million. No gain or loss was recorded on the transaction.

  Agreement to Acquire Additional Interest in Global Solar

     Millennium currently owns a 50% interest in Global Solar through its subsidiary AET. The other 50% is owned by ITN Energy Systems, Inc.
(ITN). On November 1, 1999, Millennium and ITN entered into an Agreement (Agreement) pursuant to which ITN will contribute its 50% ownership interest in Global Solar to AET, in exchange for a 33.3% ownership in AET. ITN has agreed to transfer its rights to certain assets and proprietary and intellectual property, including thin-film battery technology, to AET. Under the Agreement, Millennium retains a 66.7% interest in AET, and will contribute to AET up to $10 million in additional equity and a $4 million working capital loan, upon the occurrence of certain agreed-upon production and business milestones. As of November 12, 1999, Millennium has funded $1.1 million of working capital under this agreement.


NOTE 4.  TAX ASSESSMENTS
------------------------

TEP has been contesting the Coal Sales Assessments and Lease
Assessments, described below, since 1990.

- Coal Sales Assessments: The ADOR issued sales tax assessments which alleged that a former TEP subsidiary was liable for sales tax on gross income from coal sales, transportation and coal-handling services provided to TEP from November 1985 through May 1996. On May 31, 1996, the former subsidiary was merged into TEP. Because TEP now acquires coal directly from unaffiliated companies, we are not liable for sales tax computed on a basis similar to the assessments described above after May 31, 1996.

- Lease Assessments: The ADOR issued sales tax assessments to some of the lessors of TEP's generation-related facilities and equipment. Under the indemnification provisions in the lease agreements, we are required to pay any sales tax assessments owed by the lessors. The assessments allege sales tax liability on a component of rents we paid on the Springerville Unit 1 Leases, the Springerville Common Facilities Leases, the Irvington Lease and the Springerville Coal Handling Facilities Lease from August 1, 1988 to June 30, 1997. Because the applicable sales tax rate went to zero on July 1, 1997, no additional assessments are expected.

     In August 1999, a settlement was reached with the Arizona Department of Revenue (ADOR) to settle these issues for $47.5 million. The settlement agreement became effective upon execution by the lessors of the generating facilities and their trustees subject to the lease assessment in November 1999. TEP previously paid $25.1 million of the settlement amount in order to file an appeal in the Arizona courts. Under the terms of the agreement, the remaining $22.4 million was deposited into an escrow account for the benefit of the ADOR and the
funds are to be released to the ADOR in 5 equal installments.   As of
November 9, 1999, two of the installments had been released to the ADOR, totaling $9 million. The remaining installments are scheduled to be paid on January 15, April 15 and September 15, 2000. Interest expense will be accrued on any payments made after their respective due dates. This settlement does not result in additional sales tax expense since we have previously recorded an expense for the amount of the settlement.

  Income Tax Assessments

     In February 1998, the IRS issued an income tax assessment for the 1992 and 1993 tax years. The IRS is challenging our treatment of various items relating to a 1992 financial restructuring, including the amount of NOL and ITC generated before December 1991 that may be used to reduce taxes in future periods.

     Due to a financial restructuring, a change in TEP's ownership occurred for tax purposes in December 1991. As a result, our use of the NOL and ITC generated before 1992 may be limited under the tax code. The IRS is challenging our calculation of this limitation. At September 30, 1999, pre-1992 federal NOL and ITC carryforwards were approximately $151 million and $23 million, respectively. In addition to the pre-1992 NOL and ITC which are subject to the limitation, $167 million of federal NOL at September 30, 1999, is not subject to the limitation.

     We do not expect the resolution of these issues to have a material adverse impact on the financial statements.


NOTE 5.  SPRINGERVILLE COMMON FACILITIES LEASE
----------------------------------------------

     Under the terms of the Springerville Common Facilities lease agreement, the secured notes underlying this lease must be refinanced or refunded by December 31, 1999 in order to avoid a special event of loss under the lease. If a special event of loss were to occur, TEP would be required to repurchase the facilities for an amount equal to the higher of the stipulated loss value of $144 million or the fair market value of the facilities. Upon such purchase, the lease would be terminated. Based on the current amortization schedule for these notes, a principal amount of approximately $70 million will be outstanding as of December 31, 1999. Interest on the lease notes is currently paid at a variable rate of interest equal to the Federal Funds rate plus 0.625%. TEP intends, and has the ability, to refinance the underlying debt on these leases in 1999. TEP filed a financing application with the ACC requesting approval to refinance these leases in the fourth quarter of 1999. TEP is in negotiations with the owner participants of the common facilities and expects to complete this refinancing transaction prior to year-end 1999.



NOTE 6.  INCOME TAXES
---------------------

     The differences between the income tax expense and the amount obtained by multiplying income before income taxes by the U.S.
statutory federal income tax rate are as follows:

                                            UniSource Energy
                                ---------------------------------------
                                Three Months Ended    Nine Months Ended
                                   September 30,          September 30,
                                 1999       1998        1999       1998
                                ---------------------------------------
                                       - Thousands of Dollars -
Federal Income Tax
 Expense at Statutory Rate     $30,800    $19,777   $30,361    $14,951
  State Income Tax
   Expense, Net of Federal
   Deduction                     4,270      3,049     4,209      2,304
  Depreciation Differences
   (Flow Through Basis)          1,829        890     2,511      4,349
  Capital Loss Carryforwards         -          -        -      (4,463)
  Investment Tax Credit
   Amortization                   (700)      (661)   (2,100)    (1,806)
  Foreign Operations of
   Unregulated Energy Businesses  (115)       247     1,563        578
  Other                            246       (470)      352       (893)
                               --------  ---------  --------  ---------
Total Expense for
 Federal and State Income
 Taxes                         $36,330    $22,832   $36,896    $15,020
                               =======    =======   =======    =======




                                                TEP
                                ---------------------------------------
                                Three Months Ended     Six Months Ended
                                   September 30,          September 30,
                                 1999       1998        1999       1998
                                ---------------------------------------
                                       - Thousands of Dollars -
Federal Income Tax Expense
 at Statutory Rate             $19,400    $17,358   $23,169    $19,826
 State Income Tax Expense,
  Net of Federal Deduction       2,689      2,673     3,212      3,054
 Depreciation Differences
  (Flow Through Basis)           1,829        890     2,511      4,349
 Capital Loss Carryforwards          -          -         -     (4,463)
 Investment Tax Credit
   Amortization                   (700)      (661)   (2,100)    (1,806)
 Other                             278        (39)      438       (154)
                               --------  ---------   -------  ---------
Total Expense for Federal
 and State Income Taxes        $23,496    $20,221   $27,230    $20,806
                               ========  =========  ========  =========


     Income taxes are included in the income statements as follows:

                                            UniSource Energy
                               ---------------------------------------
                               Three Months Ended     Six Months Ended
                                   September 30,         September 30,
                                1999       1998        1999       1998
                               ---------------------------------------
                                       - Thousands of Dollars -
Operating Expenses             $22,002    $18,297   $23,401    $19,398
Other Income (Deductions)          585        974     1,010     (1,411)
Unregulated Energy
  Businesses                    13,743      3,561    12,485     (2,967)
                               --------  ---------  --------  ---------
Total Income Tax Expense       $36,330    $22,832   $36,896    $15,020
                               ========  =========  ========  =========

                                                  TEP
                               ---------------------------------------
                               Three Months Ended     Nine Months Ended
                                  September 30,          September 30,
                                1999       1998        1999       1998
                               ---------------------------------------
                                       - Thousands of Dollars -
Operating Expenses             $22,002    $18,297   $23,401    $19,398
Other Income (Deductions)        1,494      1,924     3,829      1,408
                               -------    -------    -------   -------
Total Income Tax Expense       $23,496    $20,221   $27,230    $20,806
                               =======    =======   =======    =======


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


NOTE 8.  REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS
-------------------------------------------------

     With respect to the unaudited consolidated financial information of UniSource Energy and Tucson Electric Power Company for the three-month and nine-month periods ended September 30, 1999 and 1998, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 10, 1999, appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

      Management's Discussion and Analysis centers on the general financial condition and the results of operations for UniSource Energy and its two primary business segments, the regulated electric utility business of TEP and the unregulated energy businesses of Millennium, and includes the following:

     * operating results during the third quarter and the first nine months of 1999 compared with the same periods in the prior year,
     * the outlook for dividends on common stock,
     * changes in liquidity and capital resources during the third quarter and first nine months of 1999, and
     * expectations of identifiable material trends which may affect our business in the future.

      TEP is the principal operating subsidiary of UniSource Energy and accounts for substantially all of its assets and revenues. The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis.

     Management's Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements, beginning on page 2, which present the results of operations for the quarters and the nine month periods ended September 30, 1999 and 1998. Management's Discussion and Analysis analyzes and explains the differences between periods for specific line items of the Condensed Consolidated Financial Statements.

OVERVIEW
--------

     UniSource Energy recorded net income of $51.7 million for the third quarter of 1999, and net income of $49.8 million for the first nine months of 1999. This compares with net income of $33.7 million in the third quarter and net income of $27.7 million for the first nine months of 1998. The increase in earnings for both the third quarter and the first nine months of 1999 is due primarily to a gain on the sale of one of our unregulated energy businesses and strong operating performance by TEP. See Results of Operations below for further detail.

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

     In June 1999, TEP filed a Settlement Agreement with the ACC, which, if approved, will resolve a significant amount of the regulatory uncertainties and will provide TEP the opportunity to recover 100 percent of its stranded costs. We are addressing the uncertainties discussed above by positioning our subsidiaries to benefit from the changing regulatory environment. We have aligned our corporate structure to better meet the needs of the emerging energy markets. In November 1998, TEP organized its regulated business activities into three separate business units: generation, transmission and distribution, and in January 1999, formed a business unit which provides administrative services to the utility business units. Also, we are improving cost measurement and management techniques at TEP. We have extended contracts, where appropriate, for large wholesale and retail customers. We are developing new affiliates to provide energy services to markets beyond TEP's retail service territory. See Competition, Retail; Results of Unregulated Energy Businesses; and Results of Operations below.

      Our financial prospects are also subject to uncertainties relating to the start-up and developmental activities of our unregulated energy business segment. Although our investments in unregulated energy-related affiliates comprise approximately 3% of total assets, start-up costs and other subsidiary developmental activities have contributed to losses from certain of these activities in 1999 and 1998. We continue to evaluate these affiliates for opportunities to realize value from our investments. In the third quarter of 1999, we sold our ownership interest in an unregulated energy-related affiliate, NewEnergy, Inc., and recorded a gain on the transaction.

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


FACTORS AFFECTING RESULTS OF OPERATIONS
---------------------------------------

     COMPETITION
     -----------

     RETAIL

      The electric utility industry is undergoing significant regulatory change designed to encourage competition in the sale of electricity and related services. Under current law and regulation, TEP does not compete with other companies for electric service in TEP's retail service territory. However, TEP competes against gas service suppliers and others who provide energy services. TEP actively markets energy and customized energy-related services and, partly because of these efforts, to date we have not lost any customers to self-generation. It is likely however, that when open access in our retail service territory begins, some customers will elect to purchase their energy requirements from other energy suppliers.

      In order to retain customers in preparation for open access, TEP has renegotiated the contracts of some of its large retail customers. TEP recently entered into a new contract with a major mining customer which extends the term by over four years to 2006. The contract includes reduced pricing that will lower TEP's annual revenues by approximately $2- $5 million depending on the price of copper.

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

     Retail Electric Competition Rules

      In December 1996, the ACC adopted retail electric competition rules (Rules) that provided a framework for the phase-in of retail electric competition for generation services in Arizona beginning in January 1999. The Rules were amended and adopted on an emergency basis in August 1998. However, in January 1999, the ACC delayed the implementation of the Rules pending additional proceedings to resolve a number of important issues. On April 14, 1999, the ACC approved amendments to the Rules and on September 21, 1999, voted to approve the final Rules. The approved Rules include the following major provisions:

 * The date to open an Affected Utility's service territory to competition would be set upon the resolution its of Stranded Costs and Unbundled Tariffs by final ACC order.

 * If an Affected Utility's service territory is open prior to January 1, 2001, the phase-in schedule requires that customers whose load equals 20 percent of the Affected Utility's total load initially have access to competitive generation supply. As part of the 20 percent, each Affected Utility would reserve an increasing percentage for residential customers according to a set schedule. Three customer classes will have the initial opportunity for choice:

   * Large customers whose average usage/load is 1 megawatt (MW) or above, such as mines, refineries, factories, and resorts. TEP currently serves about 80 such customers in this category, representing 351 MW of load. Of this load, approximately 60 percent is under contract through 2001;

   * Smaller commercial customers that can aggregate with similar entities to reach a total load of one MW also are eligible. Examples of these customers are convenience stores, small fast-food restaurants and large retail stores; and

   * A percentage of TEP's residential customers will be able to choose to participate in the new market on a first-come, first-served basis. Every three months, an additional one and one-quarter percent of residential consumers will have the opportunity to choose.

  * Competitive Energy Service Provider affiliates of Affected Utilities would not be permitted to enter another Affected Utility's service territory until their own territory is open to competition.

  * By January 1, 2001, consumer choice will be available to all customers. TEP, as the regulated local distribution company, will continue to deliver electricity over its power lines to homes and businesses. TEP also will continue to be responsible for the operation and maintenance of the lines. TEP remains obligated to provide energy to those customers who do not, or cannot, choose other energy providers.

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

     On April 14, 1999, the ACC authorized a modifcation of its June 1998 order permitting 100% stranded cost recovery without divestiture, providing additional options for stranded cost recovery. Details on these methods are available in the 1998 Form 10-K at Item 1. - Business, Rates and Regulation, ACC Orders on Stranded Cost Recovery, ACC Hearing Officer Proposed Order on Stranded Costs.

      TEP's original stranded cost recovery plan, filed with the ACC in August 1998, specified divestiture of generation assets as the preferred method for stranded cost recovery given the available options at that time. In June 1999, TEP and certain customer groups entered into the Settlement Agreement now pending before the ACC. See Settlement Agreement on Retail Competition below.

     Rate Settlement Agreement

     On August 25, 1998, the ACC approved a rate settlement agreement (Rate Settlement) which gives TEP's retail customers the following base price decreases:

     * an initial 1.1% decrease (about $7.0 million) which was effective July 1, 1998;
     * a second decrease of 1.0% (about $5.5 million) which was effective on July 1, 1999; and
     * an additional 1.0% decrease (about $5.5 million) on July 1, 2000.

     Settlement Agreement On Retail Competition

     On June 9, 1999, TEP and certain customer groups entered into a Settlement Agreement (Settlement) related to the implementation of retail electric competition. The ACC held hearings on TEP's Settlement in August
1999.   On  October 26, 1999, the ACC Hearing Officer issued a  recommended opinion and order to approve TEP's Settlement with certain modifications. The ACC has scheduled an Open Meeting to consider the Settlement on November 22 and 23, 1999.

     Major provisions of the Settlement as recommended by the Hearing Officer include:

     * Consumer choice for energy supply would begin after the ACC approves the Settlement and will be phased in as required by the ACC's retail competition rules. By January 1, 2001, consumer choice would be available to all customers.

     * In accordance with the Rate Settlement Agreement approved by the ACC in 1998, TEP decreased rates to retail customers by 1% on July 1, 1999 and will decrease rates an additional 1% on July 1, 2000. These reductions will apply to all retail customers. The Settlement provides that, after these reductions, TEP's retail rates would be frozen until December 31, 2008, except under certain circumstances. TEP would recover the costs of transmission and distribution under regulated unbundled rates.

     * TEP would recover its stranded costs, including regulatory assets, through two Competition Transition Charge (CTC) components:

       * A Fixed CTC component which would equal a fixed charge per kilowatt-hour. It would terminate when $450 million has been recovered, but no later than December 31, 2008. When the Fixed CTC terminates, TEP's retail rates would decrease by the amount of the Fixed CTC.
       * A Floating CTC component would be equal to the amount of the frozen tariff rates less the sum of unbundled transmission and distribution charges and amounts based on the Palo Verde Futures Index for electric energy. Because TEP's total retail rate would be frozen, the Floating CTC would enable TEP to recoup the balance of stranded costs not otherwise recovered through the fixed charge as follows:

          * when wholesale market prices for electric energy are strong, stranded costs would be lower and the Floating CTC would be lower; and
          * when wholesale market prices for electric energy are weak, stranded costs would be greater and the Floating CTC would be higher.

          The Floating CTC would terminate no later than December 31, 2008.

     * By June 1, 2004, TEP will be required to file a general rate case including an updated cost-of-service study. Any rate change resulting from this rate case would be effective no sooner than June 1, 2005 and would only be made if the changes result in a net rate reduction.

     * By December 31, 2002, TEP would transfer its generation and other competitive assets to a subsidiary of TEP, at market value.
        At the time that TEP makes this transfer, it would be required, under the ACC's electric competition rules, to provide energy to any distribution customer who does not choose another energy service provider. TEP's generation subsidiary would sell energy into the wholesale market. TEP, as a utility distribution company (UDC), would bid for energy in the wholesale market for its standard offer energy requirements.

     * On final, and unappealable, approval of the Settlement by the ACC, TEP will dismiss all pending litigation brought by TEP against the ACC.

      As mentioned above, the ACC Hearing Officer recommended certain modifications to the Settlement. TEP filed an exception to one of the recommended modifications related to the allocation of stranded costs between contract customers and non-contract customers. Contract customers are certain large industrial and mining customers with which TEP has negotiated non-standard rates approved by the ACC. The proposed order requires that TEP file a report for approval by the Director of the Utilities Division that demonstrates how stranded costs will be collected from customer classes. TEP believes that the recommendation is unclear as to the methodology to be utilized to allocate stranded costs to customer classes. If the intent of the modification in the proposed order is to make a determination that non-contract customers are picking up an alleged stranded cost shortfall from contract customers, then TEP strongly disagrees with the proposed modification. TEP believes no such subsidization exists.

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

     WHOLESALE

     TEP competes with other utilities, power marketers and independent power producers in the sale of electric capacity and energy in the wholesale market. FERC generally does not permit TEP's prices for wholesale sales of capacity and energy to exceed rates determined on a cost of service basis. However, in the fall of 1997, FERC granted TEP a tariff to sell at market-based rates. In the current market, wholesale prices are typically substantially below TEP's total cost of service, but in all instances, we make wholesale sales at prices which exceed fuel and other variable costs. We expect competition to sell capacity to remain vigorous. Competition for the sale of capacity and energy is influenced by the following factors:

     *  availability of capacity in the southwestern United States,
     *  the availability and prices of natural gas, oil and coal,
     *  spot energy prices, and
     *  transmission access.


     ACCOUNTING FOR THE EFFECTS OF REGULATION
     ----------------------------------------

     The ACC regulates TEP's retail utility business. TEP generally uses the same accounting policies and practices used by unregulated companies for financial reporting under generally accepted accounting principles. However, sometimes these principles, such as FAS 71, require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP's retail rates, the ACC may not allow TEP to charge its customers currently to recover certain expenses, but instead, require that these expenses be recovered from customers in the future. In this situation, FAS 71 requires that TEP capitalize and report these expenses as regulatory assets on the balance sheet until TEP is allowed to charge its customers. TEP then amortizes these items to the income statement as those amounts are recovered from customers. Similarly, certain items of revenue may be deferred as regulatory liabilities, which are also eventually amortized to the income statement.

      We have recorded regulatory assets and liabilities in our balance sheets in accordance with FAS 71. A regulated company must satisfy certain conditions to apply the accounting policies and practices of FAS 71. These conditions include:

     *  an independent regulator sets rates;
     * the regulator sets the rates to cover specific costs of delivering service; and
     * the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

      We periodically assess whether we continue to meet these conditions. If we were required to stop applying FAS 71 to all or a portion of TEP's regulated utility operations, without regulatory recovery, we would write off the related balances of TEP's regulatory assets and liabilities as a charge in our income statement. In that event, our earnings would be reduced by the net amount of regulatory assets and liabilities, after applicable deferred income taxes. Based on the balances of TEP's regulatory assets and liabilities at September 30, 1999, if we ceased applying FAS 71 to all of TEP's regulated operations, we would record an extraordinary loss of approximately $137 million, net of the related deferred income tax benefit of $91 million. In addition, TEP would immediately recognize, as a reduction to the extraordinary loss, the $23 million ITC carryforward balance that TEP believes it would use on a future tax return. Approximately 60% of TEP's net regulatory assets on the balance sheet relate to electric generation. While our cash flows may be affected by regulatory orders and market conditions, our cash flows would not be affected if we ceased to apply FAS 71.

      If we stop applying FAS 71, we would need to evaluate the likelihood that we could recover the cost of TEP's electric plant in the marketplace. If undiscounted cash flows related to these plant assets are less than the carrying value of those assets that we continue to own, then we would need to write off as an expense a portion of those plant assets to reflect the present value of future cash flows. Plant assets to be disposed of would be written down to fair value if it is less than carrying value. We cannot predict if we would write off any plant assets as a result of these evaluations.

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

     In addition, if the Settlement is approved we will immediately recognize net after-tax extraordinary income primarily as a result of recognition of the following Investment Tax Credit (ITC) amounts:

     * Deferred ITC: On our financial statements we have deferred the benefit relating to ITC claimed on tax returns. This Deferred ITC is being amortized to income over the tax lives of the related property. The balance remaining when the Settlement is approved will be recognized immediately. At September 30, 1999, the Deferred ITC balance was $8 million.

     * ITC Carryforward: This ITC is generated but not yet claimed on a tax return, and will be recognized immediately as income based on our expectation that this ITC will be claimed on future tax returns. At September 30, 1999, the total ITC Carryforward was $23 million.

     Certain other generation expenses, such as lease expense, will be amortized differently in the future, although total amounts of such expenses will remain the same over the life of the leases.

     Overall, if the Settlement is approved in 1999, reported earnings will increase in 1999, primarily as a result of the recognition of the ITC described above, and earnings will be reduced in the next few subsequent years, primarily as a result of the changes in ceasing to apply FAS 71 to generation related assets. However, TEP expects that such earnings reductions will be offset, provided:

     * customer growth in TEP's service territory continues at its current pace, about 2% to 3% annually;

     * margins on wholesale sales grow as market prices for energy increase over time in the region; and

     * a portion of free cash flow is used to reduce TEP's debt.

      We cannot predict the outcome of hearings on the Settlement. Additionally, federal legislators introduced several retail competition initiatives in Congress which, if passed, could modify or override the actions taken by the ACC. We will continue to monitor the progress of the legislation and assess its impact on retail electric competition in Arizona.


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

     Foreign Currency Exchange Risk

      Exposure to changes in foreign currency exchange rates may arise from transactions conducted by Nations Energy in foreign currencies. Nations Energy's investment in a power project in the Czech Republic is highly leveraged. Portions of the project's debt are denominated in U.S. Dollars, German Deutschmarks, and Czech Korunas. The project bears the risk that the value of the debt in each currency changes with fluctuations in the applicable exchange rates, as well as the risk that the amount of interest due each period changes with fluctuations in the applicable exchange rates. The impact of recording the exchange rate fluctuations on UniSource Energy's income statement for the third quarter of 1999 was a gain of approximately $1.0 million, and for the first nine months of 1999 was a gain of $746,000.

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

     TEP believes additional peaking resources are needed in Tucson by 2001 to improve local system reliability. To address this need, in the third quarter of 1999, TEP entered into an agreement to purchase a 75 MW gas turbine. This peaking unit will be designated as a "must-run generation" facility. Must-run generating units are those which are required to run in certain circumstances in order to maintain distribution system reliability and meet load requirements. TEP expects to spend approximately $28 million from 1999 through 2001 on this project. We expect this unit to be in operation by the second quarter of 2001.

     IMPACT OF THE YEAR 2000 ON COMPUTER SYSTEMS AND APPLICATIONS
     ------------------------------------------------------------

      Our Year 2000 (Y2K) efforts began in 1996 and involve the inventory, assessment, remediation and testing of our operational and business systems. Our goal is to provide uninterrupted electric service and to process business transactions at year 2000 and beyond. We successfully completed our mission critical Year 2000 readiness preparation process on
June 30, 1999. This process was to ensure that the systems necessary to provide safe reliable power to our customers are ready for the new millennium. We believe that all identified business critical systems and applications within our control will be Y2K ready as of November 30, 1999. "Y2K ready" means the systems have been checked for date processing and are expected to operate properly for their specific business requirements into year 2000.

     State of Readiness

     We have completed an inventory and assessment for each of our critical and non-critical information systems and embedded technologies including the following areas: control and embedded systems; enterprise information systems; suppliers; and subsidiaries.

Control and Embedded Systems - We have reviewed the control and embedded systems of TEP's utility plant, including generation units partly owned but not operated by TEP. Many of these systems are critical to the power generation, transmission and distribution of electric service. The inventory and assessment stages of this program were completed by September 30, 1998.

We completed the testing and remediation efforts for our mission critical systems by June 30, 1999. Our mission critical systems which were tested and determined to be Y2K ready include the Springerville Generating Station, the Irvington Generating Station, all transmission facilities, all distribution facilities and our energy control centers.

Enterprise Information Systems - We began the remediation, replacement, or upgrade of these systems in 1996, and completed this process in October 1999. The following systems are included:

     Department or Area                      Comments
Customer  Services, Billing,  Vendor identified Y2K patches for  the
Receivables                   Customer Information System have  been
                              delivered and installed.  The upgraded
                              release of the underlying software has
                              also been installed.

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

General Ledger, Fixed         New   vendor-supplied  Y2K   compliant
Assets, Projects              software   for  these  functions   was
                              implemented in the second  quarter  of
                              1999.   Additional  Y2K  testing   was
                              conducted in September and October  of
                              1999.

Accounts Payable,             Y2K  ready - Remediation completed  in
Purchasing, Inventory         1998.


An integrated test was successfully performed for all enterprise information systems in the third quarter of 1999. The test included the enterprise hardware, operating software and all major applications with year 2000 date processing.

Suppliers - We have identified the major vendors from which we buy goods and/or services for the generation, transmission and distribution of electrical service. We continue to work with these vendors to determine their plans and to investigate any potential impact on us. Major vendors of our business areas also continue to be reviewed for Y2K compliance.

Millennium Subsidiaries - We have contacted Nations Energy and Global Solar to determine their state of readiness. These companies will continue to be monitored to ensure plans are in place to avoid Y2K disruptions.

     Costs

      From 1996 through September 30, 1999, we have expensed $1.7 million addressing the Y2K issue. This amount does not include major system replacement costs that, along with other functional changes, addressed Y2K issues. A $1.8 million estimate, which includes the amount already expensed, is anticipated for Y2K project costs. All remediation costs will be expensed as incurred.

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

     Contingency Plans

      We have prepared contingency plans for the possibility that not all remediation efforts will succeed. We have documented the events or scenarios that might significantly impact the delivery of electric service, including loss of generation, communications, and other conditions that could result in electric power outages. TEP has also prepared contingency plans to mitigate the risk of business function interruptions in the unlikely case of a date processing related failure in one of our business computer or communications systems. Our contingency plans are intended to minimize the potential impact of any of these conditions. The plan, which was finalized June 30, 1999, includes contingency procedures, tests, and drills which coincide with the WSCC and North American Electric Reliability Council (NERC) contingency plans. TEP performed compliance testing with NERC industry coordinated drills on April 9, 1999, and on September 8-9, 1999, and did not experience any significant events or difficulties.


RESULTS OF OPERATIONS
---------------------

     UniSource Energy recorded net income of $51.7 million or $1.60 per average share of Common Stock in the third quarter, and net income of $49.8 million or $1.54 per share in the first nine months of 1999. This compares with net income of $33.7 million or $1.05 per average share of Common Stock in the third quarter of 1998, and net income of $27.7 million or $0.86 per share in the first nine months of 1998.

     Net income was $18.0 million higher in the third quarter of 1999 than in the same period in 1998 due to (i) a gain on the sale of one of
Millennium's unregulated energy businesses and (ii) strong utility operating performance by TEP. Millennium's net income was $15.3 million higher in the third quarter of 1999 because of a $20.8 million after-tax gain from the sale of NewEnergy. This compares with a $5.8 million after-tax gain in the third quarter of 1998 on the sale of Nations Energy's interest in a partnership which owned and operated the Coors Brewing Company power plant. TEP's net income increased $2.5 million in the third quarter of 1999 because of an improvement in operating income and from lower interest expense.

     Net income was $22.1 million higher for the first nine months of 1999 relative to the same period in 1998 due to the same factors described above: (i) a gain of the sale of NewEnergy and (ii) strong utility operating performance by TEP.

     Contribution By Business Segment

      The table below shows the contributions to our consolidated after-tax earnings and earnings per share by our two business segments, as well as parent company expenses and inter-company eliminations, for the three and nine months ended September 30, 1999 and 1998:

---------------------------------------------------------------------------
                                     Three Months Ended  Nine Months Ended
                                        September 30      September 30
                                        1999    1998      1999    1998
---------------------------------------------------------------------------
                                        -Millions -        -Millions-
   Regulated Electric Utility          $31.9   $29.4     $39.0   $35.8
   Unregulated Energy Businesses        21.0     5.7      15.0    (4.0)
   Parent Company and Inter-Company
        Eliminations                    (1.2)   (1.4)     (4.2)   (4.1)
---------------------------------------------------------------------------
      Consolidated Net Income          $51.7   $33.7     $49.8   $27.7
===========================================================================



      Parent company results include the after-tax interest expense accrued on a note payable from UniSource Energy to TEP. This note was provided to TEP in exchange for the stock of Millennium in January 1998. Regulated Electric Utility results include interest income on this note.

     TEP's regulated electric utility business accounts for substantially all of UniSource Energy's assets and revenues. The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis. The following discussion is related to TEP's utility operations, unless otherwise noted. The results of our unregulated energy businesses are discussed in Results of Unregulated Energy Businesses below.

     Utility Sales and Revenues

     Comparisons of TEP's kilowatt-hour sales and electric revenues are shown below:


                                                     Increase/(Decrease)
                                                     -------------------
Three Months Ended September 30   1999       1998      Amount  Percent
-------------------------------   ----       ----      ------  -------
Electric kWh Sales (000):
   Retail Customers             2,343,480  2,280,253   63,227   2.8%
   Sales for Resale             1,657,115  1,417,787  239,328  16.9
                                ---------  ---------  -------
       Total                    4,000,595  3,698,040  302,555   8.2%
                                =========  =========  =======

Electric Revenues (000):
   Retail Customers              $198,673  $196,449   $ 2,224   1.1%
   Sales for Resale                66,083    56,831     9,252  16.3
                                   ------    ------     -----
       Total                     $264,756  $253,280   $11,476   4.5%
                                 ========  ========   =======


                                                     Increase/(Decrease)
                                                     -------------------
Nine Months Ended September 30   1999       1998      Amount  Percent
------------------------------   ----       ----      ------  -------
Electric kWh Sales (000):
   Retail Customers             5,951,879  5,889,674   62,205   1.1%
   Sales for Resale             3,833,957  3,304,675  529,282  16.0
                                ---------  ---------  -------
       Total                    9,785,836  9,194,349  591,487   6.4%
                                =========  =========  =======

Electric Revenues (000):
   Retail Customers              $486,561  $485,333   $ 1,228   0.3%
   Sales for Resale               128,814   108,636    20,178  18.6
                                   ------    ------     -----
       Total                     $615,375  $593,969   $21,406   3.6%
                                 ========  ========   =======



      TEP's kWh sales to retail customers increased by 2.8% in the third quarter of 1999 compared with the same period in 1998. The retail kWh sales increase was due to a 2.6% increase in the number of retail customers. Average retail energy consumption was also up slightly, despite milder summer temperatures as measured by a 15% reduction in cooling degree days compared with the third quarter of 1998. Retail revenues increased only 1.1% in the third quarter of 1999 compared with the same period in 1998, reflecting the impact of the 1.0% rate decrease effective July 1, 1999.

     For the first nine months of 1999, kWh sales to retail customers increased 1.1% compared with the same period in 1998. Mild weather conditions in both the winter (first quarter 1999) and the summer (third quarter 1999) reduced customer demand for power and offset the 2.7% increase in average retail customers for the nine-month period. Retail revenues were up less than 1.0% for the nine-month period reflecting the impact of the 1.1% rate decrease effective July 1, 1998 and the 1.0% rate decrease effective July 1, 1999.

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

     Kilowatt-hour sales for resale increased 16.9% and the related revenues grew by 16.3% in the third quarter of 1999 compared with the same period in 1998. Wholesale sales volume increased due to both increased buy/resale activity as well as an increase in generation available for resale. In the first nine months of 1999, kWh sales for resale were up 16.0% and the related revenues were 18.6% higher than the same period in 1998. Market prices were slightly higher in the nine months ended September 30, 1999 than in the prior year period, causing the year-to-date revenue increase to exceed the volume increase.

     Operating Expenses

     Operating expenses remained constant as a percentage of revenues for the third quarter of 1999 compared with the third quarter of 1998. Total Operating Expenses increased 5.1% in the third quarter of 1999, due primarily to a 9.4% increase in Fuel and Purchased Power expense that resulted from higher wholesale energy sales.

     Operating expenses were also stable as a percentage of revenues for the nine months ended September 30, 1999 compared with the same period of 1998. Total Operating Expenses increased 3.6% in the first nine months of 1999. The increase was due primarily to higher Fuel and Purchased Power expense as well as higher Maintenance and Repair expense for planned generation maintenance activities in the second quarter of 1999. These increases were partially offset by higher amortization of the Springerville Unit 1 Allowance contra-asset.

     Other Income (Deductions)

     Interest Income

     TEP's income statements for the quarters ended September 30, 1999 and 1998 include $2.5 million and $2.4 million, respectively, of interest income on the promissory note TEP received from UniSource Energy in exchange for the transfer of its stock in Millennium. On UniSource Energy's consolidated income statement, this income is eliminated as an inter-company transaction. For the nine months ended September 30, 1999 and 1998, the interest income on the promissory note was $7.6 million and $7.0 million, respectively.

     Lower interest income for the quarter ended September 30, 1999 and the
first  nine  months of 1999 was due primarily to lower cash balances.   See
Liquidity and Capital Resources below.

     Income (Losses) from Unregulated Energy Businesses

     Our unregulated energy businesses contributed net income of $21.0 million for the third quarter ended September 30, 1999, compared with net income of $5.7 million in the third quarter of 1998. For the nine months ended September 30, 1999 our unregulated businesses reported net income of $15.0 million compared with a net loss of $4.0 million for the same period in 1998. See Note 3 of Notes To Condensed Consolidated Financial
Statements and Results of Unregulated Energy Businesses below for more information on the results of this business segment.

     Interest Expense

     Interest expense decreased by approximately $1.3 million and $4.9 million in the third quarter and the first nine months of 1999 compared with the same periods in 1998, respectively, due primarily to (i) reductions in long term debt, and (ii) higher interest expense in the second quarter of 1998 due to interest payments on two bond issues for up to 75 days before the redemption of old bonds. Additionally, average interest rates on variable rate debt were lower in both the third quarter and first nine months of 1999 relative to the prior year periods.


RESULTS OF UNREGULATED ENERGY BUSINESSES

     The table below provides a breakdown by Millennium-owned subsidiary of the after tax net income/(losses) recorded for the three months and nine months ended September 30, 1999 and 1998.



---------------------------------------------------------------------------
                      Three Months Ended         Nine Months Ended
                          September 30              September 30
      Subsidiary         1999       1998           1999       1998
---------------------------------------------------------------------------
                     -Thousands of Dollars-     -Thousands of Dollars-
      AET               $   (80)   $ (102)       $  (691)   $  (119)
      MEH                21,200       101         20,550     (9,197)
      Nations Energy       (181)    5,767         (5,151)     5,363
      Other                  61       (68)           319        (34)
---------------------------------------------------------------------------
      Total Millennium  $21,000    $5,698        $15,027    $(3,987)
===========================================================================




     AET and Global Solar

     Advanced Energy Technologies, Inc. (AET) currently owns a 50% interest in Global Solar Energy, L.L.C. (Global Solar), a manufacturer of thin-film photovoltaic cells. In November 1999, an agreement was entered into that changed the ownership structure of both AET and Global Solar. See Note 3. Unregulated Energy Businesses in the Notes to Condensed Consolidated Financial Statements. AET's net losses in the third quarter and first nine months of 1999 were due to manufacturing startup-related expenses of the Tucson-based production facility and the formation of an overseas affiliate to manufacture thin-film photovoltaic cells in India. Small-scale manufacturing of thin film photovoltaic cells began in the third quarter of 1999.

     MEH and NewEnergy

     Prior  to  the  third quarter of 1999, MEH held  a  50%  interest  in
NewEnergy,  a  provider  of  electricity,  energy  products,  services  and technology based energy solutions to customers in deregulating energy markets. NewEnergy was sold to The AES Corporation on July 23, 1999. MEH recorded an after-tax gain of $20.8 million on the sale of NewEnergy in the third quarter of 1999. See discussion of NewEnergy and the terms of the sale below at Investing and Financing Activities, Millennium - Unregulated Energy Businesses.

     The net loss of $9.2 million for the first nine months of 1998 represents NewEnergy's start-up costs, development activities, and costs of expansion into additional regions of the country.

     Nations Energy

     Nations Energy Corporation (Nations Energy) develops independent power projects worldwide. Nations Energy recorded a small net loss in the third quarter of 1999. This compares to net income of $5.8 million in the third quarter of 1998, resulting from the sale of its interest in the partnership which owned and operated the Coors Brewing Company power plant in Golden, CO.

     For the first nine months of 1999, Nations Energy recorded a net loss of $5.2 million due primarily to development costs and expenses related to the exercise of an option to invest in a power project in the Czech Republic. This compares to net income of $5.4 million for the first nine months of 1998, resulting from the sale of the partnership interest described above.


DIVIDENDS ON COMMON STOCK
-------------------------

     UniSource Energy

     Our ability to pay cash dividends on common stock outstanding depends, in part, on the cash flow from our subsidiary companies, TEP and Millennium. TEP is our primary operating subsidiary and comprises substantially all of UniSource Energy's assets. In December 1998, TEP declared and paid a $30 million cash dividend to UniSource Energy. In the third quarter of 1999, Millennium paid a $10 million cash dividend to UniSource Energy.

     Our Board of Directors may consider the declaration and payment of a cash dividend to the common shareholders of UniSource Energy during 1999. We will consider several factors in making this decision, including:

     *    the capital needs of our affiliates;
     *    our earnings;
     *    our business prospects; and
     *    the impact and status of deregulation in Arizona.

     TEP

     In December 1998, TEP declared and paid a dividend of $30 million to UniSource Energy, its sole shareholder. TEP declared the dividend from current year (1998) earnings since TEP has an accumulated deficit, rather than positive retained earnings.

     TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants, including a covenant that requires TEP to maintain a minimum level of net worth. As of September 30, 1999, the required minimum net worth was $199 million. TEP's actual net worth at September 30, 1999 was $269 million. See Investing and Financing Activities, TEP Credit Agreement, below. As of September 30, 1999, TEP was in compliance with the terms of the Credit Agreement.

     The ACC Holding Company Order states that TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings until TEP's equity ratio equals 37.5% of total capital (excluding capital lease obligations). As of September 30, 1999, TEP's equity ratio on that basis was 18.5%. TEP is in compliance with this order.

     In addition to these limitations, the Federal Power Act states that dividends shall not be paid out of funds properly included in the capital account. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis to pay dividends from current year earnings.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

 CASH FLOWS

     UniSource Energy

     Consolidated cash and cash equivalents decreased from the September 30, 1998 ending balance of $164.5 million to $131.7 million at September 30, 1999. For the twelve-month period ended September 30, 1999, consolidated net cash outflows for investing and financing activities exceeded the cash generated from operating activities.

     Net cash flows from operating activities decreased by $31.7 million in
the  first nine months of 1999 compared with the same period in 1998.   The
net decrease resulted from the following principal factors:

     * $22.4 million transfer of cash to an escrow account related to a tax settlement (see Note 4 of Notes to Condensed Consolidated Financial Statements);
     * $20.7 million increase in fuel and purchased power payments, due primarily to sales increases;
     *  $17.2 million increase in cash receipts from wholesale sales;
     *  $12.6 million increase in cash receipts from retail customers;
     * $10.3 million increase in other operations and maintenance costs, primarily due to planned generation maintenance activities in the second quarter of 1999;
     * $11.3 million reduction of cash inflows from net emission allowance sales which occurred in 1998; and
     * no cash outflows for contract termination fees in 1999, compared with $10 million paid to a coal supplier in 1998.

      Net cash used for investing activities totaled $66.1 million during the first nine months of 1999 compared with $61.7 million during the same period in 1998. Capital expenditures were $9.4 million higher in 1999. Other significant investing activities in 1999 included: (i) TEP purchased $24.9 million par value of Springerville Unit 1 lease debt and (ii) Millennium sold the AES Corporation stock received as consideration from the sale of NewEnergy for $27.5 million. In 1998, Nations Energy received $20 million in cash proceeds from the sale of its partnership interest in the Coors Brewing Company power plant and $27.1 million was invested in or loaned to other unregulated energy businesses.

      Net cash used for financing activities totaled $19.8 million in the first nine months of 1999 compared with $24.0 million during the same period in 1998. In 1999, the major use of cash for financing activities was $22.3 million to retire capital lease obligations. In 1998, $17.2 million of capital lease obligations were retired. Other significant financing activities in 1998 included: (i) TEP issued long-term debt with net cash proceeds of $99.0 million and (ii) TEP retired $99.5 million in First Mortgage Bonds.

      The Company's consolidated cash balance, including cash equivalents, at November 8, 1999 was approximately $168 million. We invest cash balances in high-grade money market securities with an emphasis on preserving the principal amounts invested.

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

     TEP

     Cash and cash equivalents decreased from the September 30, 1998 ending balance of $132.4 million to $96.2 million at September 30, 1999. For the twelve-month period ended September 30, 1999, net cash outflows from investing and financing activities exceeded net cash inflows for operating activities.

     Net cash flows from operating activities decreased by $22.9 million in the first nine months of 1999 compared with the same period in 1998, principally due to the payment of $22.4 million into an escrow account related to a tax settlement. See UniSource Energy, Cash Flows above for a discussion of factors affecting net cash flows from operating activities.

      Net cash used for investing activities totaled $89.6 million during the first nine months of 1999 compared with $100.2 million during the same period of 1998. Capital expenditures were $8.0 million higher in 1999. Other investing activities for 1999 included the purchase of $24.9 million par value of Springerville Unit 1 lease debt. In 1998, net cash outflows from investing activities included the transfer of Millennium and its $45.4 million of cash from TEP to UniSource Energy on January 1, 1998. The subsidiaries holding that cash were subsidiaries of TEP at year-end 1997, and became subsidiaries of UniSource Energy on January 1, 1998.

     Net cash used for financing activities totaled $19.9 million in the first nine months of 1999 compared with $23.9 million during the same period in 1998. See UniSource Energy, Cash Flows above for a discussion of factors affecting net cash flows from financing activities.

      TEP's consolidated cash balance, including cash equivalents, at November 8, 1999 was approximately $133 million.

      TEP expects to generate enough cash flow during the next 12 months to fund continuing operating activities, construction expenditures, required debt maturities, and to pay dividends to UniSource Energy. Actual cash flows may vary from projections if there are changes in wholesale revenues, changes in short-term interest rates or other factors. If cash flows were to fall short of our expectations, or if monthly cash requirements temporarily exceeded available cash balances, TEP would borrow from the Revolving Credit Facility.


INVESTING AND FINANCING ACTIVITIES

     UniSource Energy

     Loans and Guarantees

     As described below, UniSource Energy sold its interest in NewEnergy on July 23, 1999. Pursuant to the sale, UniSource Energy continues to provide guarantees on certain of NewEnergy's transactions. See Note 3.
Unregulated Energy Businesses in  the  Notes  to  Condensed
Consolidated Financial Statements and Sale of NewEnergy, Inc.  below.

     TEP

     Capital Expenditures

      TEP's capital expenditures for the three months and nine months ended September 30, 1999 were $23.0 million and $64.2 million, respectively. TEP's capital budget for the year ending December 31, 1999 is approximately $90 million. These authorized expenditures include costs for TEP to comply with current federal and state environmental regulations. All of these estimates are subject to continuing review and adjustment. Actual construction expenditures may be different from budgeted amounts due to changes in business conditions, construction schedules, environmental requirements, and changes to our business arising from retail competition. TEP plans to fund these expenditures through internally generated cash flow.

     TEP Credit Agreement

      As of September 30, 1999 and as of November 8, 1999, TEP had no borrowings outstanding under its $100 million Revolving Credit Facility.

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

     SPRINGERVILLE COMMON FACILITIES LEASE

       Under the terms of the Springerville Common Facilities lease agreement, the secured notes underlying this lease must be refinanced or refunded by December 31, 1999 in order to avoid a special event of loss under the lease. If a special event of loss were to occur, TEP would be required to repurchase the facilities for an amount equal to the higher of the stipulated loss value of $144 million or the fair market value of the facilities. Upon such purchase, the lease would be terminated. Based on the current amortization schedule for these notes, a principal amount of approximately $70 million will be outstanding as of December 31, 1999. Interest on the lease notes is currently paid at a variable rate of interest equal to the Federal Funds rate plus 0.625%. TEP intends, and has the ability, to refinance the underlying debt on these leases in 1999. TEP filed a financing application with the ACC requesting approval to refinance these leases in the fourth quarter of 1999. TEP is in negotiations with the owner participants of the common facilities and expects to complete this refinancing transaction prior to year-end 1999.


     Millennium -- Unregulated Energy Businesses
     -------------------------------------------

     Sale of NewEnergy, Inc.

      On  July 23, 1999, MEH sold its 50% ownership in NewEnergy to The AES
Corporation   (AES)   for  approximately  $50  million  in   consideration,
consisting of:

     * Shares of AES common stock valued at $27.0 million as of July 23, 1999; and

     * Two promissory notes issued by NewEnergy totaling $22.8 million. The notes are secured by AES stock, bear interest at 9.5%, and $11.4 million ofthe principal amount is due July 23, 2000 and July 23, 2001, respectively.

     As part of the agreement, AES repaid a $10 million loan NewEnergy obtained from an unrelated party that was guaranteed by UniSource Energy. Previously, UniSource Energy provided guarantees of up to $55.6 million of certain performance bonds and contractual obligations relating to NewEnergy's purchases and sales of electricity. On October 1, 1999, termination notices were sent on all guarantees and the master surety agreement. The effective dates of all terminations have passed, except for one guarantee up to the amount of $6.5 million, which has a termination date of November 29, 1999. The termination of the guarantees means that UniSource Energy will not incur any additional guarantee liability under these agreements but does not extinguish any obligation existing prior to the time of termination. The $6.5 million guarantee provided by UniSource Energy is fully secured. See Note 3. Unregulated Energy Businesses in the Notes To Condensed Consolidated Financial Statements.

     Prior to closing, AES agreed to extend up to $25 million in credit for the benefit of NewEnergy. Amounts extended under that facility were guaranteed by MEH and New Energy Holdings until the closing, at which time the guarantees terminated. AES also provided, prior to closing, additional guarantees as needed to support NewEnergy's business activities.

     UniSource Energy recognized an after-tax gain of $20.8 million in the third quarter of 1999 on the transaction. MEH sold the AES Corporation common stock received in consideration for the sale of NewEnergy in the third quarter of 1999. Millennium used some of the proceeds from the sale of AES stock to pay a $10 million cash dividend to UniSource Energy. The remaining proceeds from the stock sale as well as other proceeds of the NewEnergy sale will be available for reinvestment in other affiliates.

     CAPITAL REQUIREMENTS

     Our Unregulated Energy Businesses owned by Millennium require significant amounts of capital and we expect these needs to continue in the near future. The schedule below shows the amounts our unregulated energy businesses recorded for capital expenditures, investments in and loans to their subsidiaries and affiliates, as well as cash proceeds from sales of investments for the three months and nine months ended September 30, 1999 and 1998:

---------------------------------------------------------------------------
                        Three Months Ended         Nine Months Ended
                          September 30              September 30
      Subsidiary         1999       1998           1999       1998
---------------------------------------------------------------------------
                     -Thousands of Dollars-     -Thousands of Dollars-
      AET               $  (600)   $ (606)      $(3,470)  $ (1,697)
      MEH                27,489    (7,991)       27,229    (17,973)
      Nations Energy       (155)   12,507           590     12,406
      Other                 (94)       (8)         (207)       (33)
---------------------------------------------------------------------------
      Total Millennium  $26,640    $3,902       $24,142   $ (7,297)
===========================================================================


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


                        PART II - OTHER INFORMATION

ITEM 1. -  LEGAL PROCEEDINGS
----------------------------

TAX ASSESSMENTS

      See Note 4 of Notes to Condensed Consolidated Financial Statements, Tax Assessments.



ITEM 5. - OTHER INFORMATION
---------------------------

ADDITIONAL FINANCIAL DATA

The  following  table reflects the ratio of earnings to fixed  charges  for
TEP:

                                     12 Months Ended
                                     ---------------
                               September 30,   December 31,
                                   1999            1998
                                   ----            ----
    Ratio of Earnings to           1.42            1.35
    Fixed Charges



ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  Exhibits.

     -- See Exhibit Index.

(b)  Reports on Form 8-K.

       The Company filed the following current reports on Form 8-K during the quarter ended September 30, 1999:

     * Form 8-K dated July 23, 1999 (filed August 9, 1999) reporting on the closing of the sale of NewEnergy, Inc.




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


                                   UNISOURCE ENERGY CORPORATION
                                   ----------------------------
                                             (Registrant)


Date:  November 15, 1999                     Ira R. Adler
                                     -------------------------------------
                                             Ira R. Adler
                                     Executive Vice President and Principal
                                             Financial Officer



                                   TUCSON ELECTRIC POWER COMPANY
                                   -----------------------------
                                             (Registrant)


Date:  November 15, 1999                     Ira R. Adler
                                     -------------------------------------
                                             Ira R. Adler
                                     Executive Vice President and Principal
                                             Financial Officer



                               EXHIBIT INDEX

     11 -    Statement  re computation of per share earnings  -  UniSource
             Energy.
     12 -    Computation of Ratio of Earnings to Fixed Charges - TEP.
     15 -    Letter regarding unaudited interim financial information.
     27a -   Financial Data Schedule - TEP.
     27b -   Financial Data Schedule - UniSource Energy.