Form 10-Q
period 2000-03-31
UNISOURCE ENERGY CORP; TUCSON ELECTRIC POWER CO
filed 2000-05-12
CIK 941138, 100122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q

  (Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended March 31, 2000

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
Yes  X  No
    ---    ---

     At May 4, 2000, 32,371,541 shares of UniSource Energy
Corporation's Common Stock, no par value (the only class of Common Stock) were outstanding.

     UniSource Energy Corporation is the sole holder of the 32,139,434 shares of the outstanding Common Stock of Tucson Electric Power Company.

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




                          TABLE OF CONTENTS

                                                                Page
                                                                ----
Definitions......................................................iv
Review Report of Independent Accountants..........................1

                   PART I - FINANCIAL INFORMATION

Item 1. -- Financial Statements
 UniSource Energy Corporation
  Comparative Condensed Consolidated Statements
   of Income (Loss)...............................................2
  Comparative Condensed Consolidated Statements
   of Cash Flows..................................................3
  Comparative Condensed Consolidated Balance Sheets...............4
 Tucson Electric Power Company
  Comparative Condensed Consolidated Statements of Loss...........5
  Comparative Condensed Consolidated Statements
   of Cash Flows..................................................6
  Comparative Condensed Consolidated Balance Sheets...............7
 Notes to Condensed Consolidated Financial Statements
 Note 1.  Regulatory Accounting...................................8
 Note 2.  Business Segments.......................................8
 Note 3.  Millennium Energy Businesses............................9
 Note 4.  Contingencies...........................................9
 Note 5.  New Accounting Standards...............................10
 Note 6.  Review by Independent Public Accountants...............10
 Note 7.  Reclassifications......................................10

Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations
 Overview........................................................12
 Factors Affecting Results of Operations
   Competition
     Retail......................................................13
     TEP's Settlement Agreement and Retail Electric
     Competition Rules...........................................13
     Wholesale...................................................14
     Transmission Access.........................................14
   Regulatory Matters............................................15
   Market Risks..................................................15
 Results of Operations...........................................16
   Contribution by Business Segment..............................16
   Utility Sales and Revenues....................................17
   Operating Expenses............................................17
   Other Income (Deductions).....................................17
   Interest Expense..............................................18
 Results of Millennium Energy Businesses.........................18
   AET and Global Solar..........................................18
   MEH and NewEnergy.............................................18
   Nations Energy................................................19
 Dividends on Common Stock
   UniSource Energy..............................................19
   TEP...........................................................19
   Millennium....................................................19
 Liquidity and Capital Resources
   Cash Flows
     UniSource Energy............................................19
     TEP.........................................................20
   Investing and Financing Activities
     UniSource Energy
      Loans and Guarantees.......................................21
     TEP
      Capital Expenditures.......................................21
      TEP Credit Agreement.......................................21
     Millennium -- Unregulated Energy Businesses
      Sale of NewEnergy, Inc.....................................21
      Capital Requirements.......................................21
 Safe Harbor for Forward-Looking Statements......................22

Item  3. -- Quantitative And Qualitative
  Disclosures About Market Risk..... ............................22


                 PART II - OTHER INFORMATION

Item 1. -- Legal Proceedings
 Tax Assessments.................................................23
 ACC Order on the Sierrita Contract..............................23
Item 5. -- Other Information
 Additional Financial Data.......................................23
Item 6. -- Exhibits and Reports on Form 8-K......................23
Signature Page...................................................24
Exhibit Index....................................................25

                                DEFINITIONS


The abbreviations and acronyms used in the 2000 First Quarter Form 10-Q are defined below:
-----------------------------------------------------------------------------

ACC................. Arizona Corporation Commission.
AET................. Advanced Energy Technologies, Inc., a wholly-owned subsidiary of Millennium.
Affected Utilities.. Electric  utilities  regulated  by  the   ACC,
                       including TEP, Arizona Public Service, Citizens Utilities company, and several electric cooperatives.
Common Stock........ UniSource Energy's common stock, without par value.
Company............. UniSource Energy Corporation.
Credit Agreement.... Credit Agreement between TEP and the banks, dated as of December 30, 1997.
FAS 71.............. Statement of Financial Accounting Standards No.
                       71: Accounting for the Effects of Certain Types of Regulation.
FAS 101............. Statement of Financial Accounting Standards No. 101:
                       Regulated Enterprises-Accounting for the Discontinuation of FASB STatement No. 71.
FERC................ Federal Energy Regulatory Commission.
First Mortgage
 Bonds ............. First  mortgage bonds issued under the General
                       First Mortgage.
GAAP................ Generally Accepted Accounting Principles.
Global Solar........ Global Solar Energy, L.L.C., a corporation which is
                       50% owned by AET and 50% owned by ITN.
Heating Degree Days. Calculated by subtracting the average of the high and low daily temperatures from 75.
ION................. ION International, Inc., a wholly-owned subsidiary of
                       Millennium.
IRS................. Internal Revenue Service.
ISO................. Independent System Operator.
ITC................. Investment tax credit.
ITN................. ITN Energy Systems, Inc., a company which owns
                       50% of Global Solar.
kWh................. Kilowatt-hour(s).
MEH................. MEH  Corporation, a wholly-owned subsidiary  of
                       Millennium.
Millennium.......... Millennium Energy Holdings, Inc., a wholly-
                       owned subsidiary of UniSource Energy.
Nations Energy...... Nations Energy Corporation, a wholly-owned subsidiary of Millennium.
NEV Southwest....... New Energy Ventures Southwest, L.L.C., a wholly-
                       owned subsidiary of NewEnergy.
NewEnergy........... NewEnergy, Inc., formerly New Energy Ventures, Inc., a company in which a 50% interest was owned by MEH.
NOL................. Net Operating Loss carryforward for income tax purposes.
Rate Settlement..... TEP's Rate Settlement agreement approved by the
                       ACC in August 1998, which provides retail base price decreases over a two-year period.
Revolving Credit
 Facility........... $100 million revolving credit facility entered into under the Credit Agreement between a
                       syndicate of banks and TEP.
RTO................. Regional Transmission Organization.
Rules............... Retail Electric Competition Rules.
Settlement
 Agreement.......... TEP's Settlement Agreement approved by the ACC in
                       November 1999 provided for electric retail competition and transition asset recovery.
Springerville....... Springerville Generating Station.
Springerville
 Unit 1............. Unit 1 of the Springerville Generating Station.
Springerville
 Unit 1 Lease....... Leveraged lease arrangement relating to
                       Springerville Unit 1 and an undivided one-half
                       interest in certain Springerville Common Facilities.
TEP................. Tucson  Electric Power Company, the principal subsidiary of UniSource Energy.
UniSource Energy.... UniSource Energy Corporation.

                          Report of Independent Accountants




To the Board of Directors and Stockholders of UniSource Energy Corporation and to the Board of Directors of Tucson Electric Power Company



We have reviewed the accompanying condensed consolidated balance sheets of UniSource Energy Corporation and its subsidiaries (the Company) and of Tucson Electric Power Company and its subsidiaries (TEP) as of March 31, 2000, and the related condensed consolidated statements of income (loss) for each of the three-month periods ended March 31, 2000 and 1999 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's and TEP's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheets and statements of capitalization as of December 31, 1999, and the related consolidated statements of income, of cash flows, and changes in stockholders' equity for the year then ended (not presented herein), and in our report dated February 2, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.



PricewaterhouseCoopers LLP
Los Angeles, California
May 5, 2000




                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

The weather causes seasonal fluctuations in UniSource Energy's sales. As a result, quarterly results are not indicative of annual operating results. The quarterly financial statements that follow are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. Also see Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations. This quarterly report should be reviewed in conjunction with UniSource Energy's 1999 Form 10-K.





UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                       Three Months Ended
                                                            March 31,
                                                         2000       1999
                                                           (Unaudited)
----------------------------------------------------------------------------
                                                    -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $131,786    $128,654
 Sales for Resale                                       44,761      31,859
----------------------------------------------------------------------------
    Total Operating Revenues                           176,547     160,513
----------------------------------------------------------------------------
Operating Expenses
 Fuel and Purchased Power                               60,540      54,919
 Capital Lease Expense                                       -      25,461
 Amortization of Springerville Unit 1 Allowance              -      (8,729)
 Other Operations                                       28,873      23,623
 Maintenance and Repairs                                 8,344       9,637
 Depreciation and Amortization                          27,387      23,081
 Amortization of Transition Recovery Asset                 903           -
 Taxes Other Than Income Taxes                          12,194      12,154
 Income Taxes                                           (1,062)     (2,559)
----------------------------------------------------------------------------
    Total Operating Expenses                           137,179     137,587
----------------------------------------------------------------------------
      Operating Income                                  39,368      22,926
----------------------------------------------------------------------------

Other Income (Deductions)
 Income Taxes                                              649         599
 Interest Income                                         2,470       1,638
 Millennium Energy Businesses                             (380)     (3,624)
 Other Income                                              584         655
----------------------------------------------------------------------------
 Total Other Income Deductions                           3,323        (732)
----------------------------------------------------------------------------
Interest Expense
 Long-Term Debt                                         16,874      16,325
 Interest on Capital Leases                             23,254           -
 Interest Imputed on Losses Recorded at Present Value        -       8,748
 Other Interest Expenses                                 2,321       2,649
----------------------------------------------------------------------------
    Total Interest Expense                              42,449      27,722
----------------------------------------------------------------------------
Net Income (Loss)                                    $     242    $ (5,528)
============================================================================

Average Shares of Common Stock Outstanding (000)        32,374      32,286
============================================================================
Basic and Diluted Earnings (Loss) per Share           $   0.01    $  (0.17)
============================================================================


See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
                                                            March 31,
                                                         2000       1999
                                                           (Unaudited)
----------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Retail Customers                 $153,005    $147,388
  Cash Receipts from Sales for Resale                   41,107      31,511
  Fuel and Purchased Power Costs Paid                  (61,835)    (59,315)
  Wages Paid, Net of Amounts Capitalized               (18,500)    (15,857)
  Payment of Other Operations and Maintenance Costs    (25,536)    (24,460)
  Capital Lease Interest Paid                          (43,733)    (44,505)
  Taxes Paid, Net of Amounts Capitalized               (11,450)    (11,110)
  Interest Paid, Net of Amounts Capitalized            (23,564)    (24,004)
  Income Taxes Paid                                         (2)     (4,819)
  Interest Received                                      4,618       2,222
  Other                                                  2,146       1,294
----------------------------------------------------------------------------
Net Cash Flows - Operating Activities                   16,256      (1,655)
----------------------------------------------------------------------------
 Cash Flows from Investing Activities
  Capital Expenditures                                 (26,409)    (16,729)
  Investments in and Loans to
   Millennium Energy Businesses                         (2,118)     (5,050)
  Sale of Interest in Millennium Energy Businesses      19,950         500
  Investment in Lease Debt                             (27,633)          -
  Other                                                    (96)        227
----------------------------------------------------------------------------
    Net Cash Flows - Investing Activities              (36,306)    (21,052)
----------------------------------------------------------------------------
Cash Flows from Financing Activities
  Proceeds from Issuance of Long-Term Debt                   -         255
  Payments to Retire Long-Term Debt                     (1,225)     (1,225)
  Payments to Retire Capital Lease Obligations         (20,725)    (16,552)
  Common Stock Dividends Paid                           (2,583)          -
  Other                                                    795         837
----------------------------------------------------------------------------
   Net Cash Flows - Financing Activities               (23,738)    (16,685)
----------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents              (43,788)    (39,392)
Cash and Cash Equivalents, Beginning of Year           145,288     145,167
----------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period            $  101,500  $  105,775
============================================================================

See Notes to Condensed Consolidated Financial Statements.





UNISOURCE ENERGY CORPORATION
SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION


                                                      Three Months Ended
                                                           March 31,
                                                         2000      1999
                                                           (Unaudited)
----------------------------------------------------------------------------
                                                     -Thousands of Dollars-

Net Income (Loss)                                    $    242     $ (5,528)
Adjustments to Reconcile Net Income (Loss) to
Net Operating Cash Flows
  Depreciation and Amortization Expense                27,387       23,081
  Amortization of Regulatory Assets & Liabilities,
   Net of Interest Imputed on Losses Recorded at
    Present Value                                         903           18
  Amortization of Deferred Debt Related Costs
   Included in Interest Expense                         1,192        1,257
  Deferred Income Taxes and Investment Tax Credit       5,587       (8,459)
  Lease Payments Deferred                                   -      (16,404)
  Deferred Contract Termination Fee                         -          962
  Unremitted Losses of Unconsolidated Subsidiaries        685        1,385
  Gain on Sale of Nations Holland Holding B.V.         (2,527)           -
  Market Value Adjustments Related to Nations Energy    1,499            -
  Other                                                 1,024        1,826
  Changes in Assets and Liabilities which Provided
   (Used) Cash Exclusive of Changes Shown Separately
    Accounts Receivable                                 6,264        6,379
    Materials and Fuel                                   (998)      (3,146)
    Accounts Payable                                   (2,985)      (7,947)
    Interest Accrued                                  (25,862)      (6,734)
    Taxes Accrued                                      10,671        8,311
    Other Current Assets and Liabilities               (7,206)       4,156
    Other Deferred Assets and Liabilities                 380         (812)
----------------------------------------------------------------------------
 Net Cash Flows - Operating Activities               $ 16,256     $ (1,655)
============================================================================

See Notes to Condensed Consolidated Financial Statements

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 31,  December 31,
                                                      2000        1999
                                                   (Unaudited)
---------------------------------------------------------------------------
                                                   - Thousands of Dollars -
ASSETS
Utility Plant
  Plant in Service                                  $2,312,951  $2,301,645
  Utility Plant Under Capital Leases                   741,446     741,446
  Construction Work in Progress                        107,435      96,565
---------------------------------------------------------------------------
    Total Utility Plant                              3,161,832   3,139,656
  Less Accumulated Depreciation and Amortization (1,126,554) (1,105,371) Less Accumulated Depreciation of Capital Lease
   Assets                                             (311,649)   (304,429)
---------------------------------------------------------------------------
   Total Utility Plant - Net                         1,723,629   1,729,856
---------------------------------------------------------------------------

Investments and Other Property                         128,025     114,483
---------------------------------------------------------------------------

Current Assets
  Cash and Cash Equivalents                            101,500     145,288
  Accounts Receivable                                   61,662      67,926
  Materials and Fuel                                    43,139      42,119
  Deferred Income Taxes - Current                        5,007      17,148
  Prepaid Pension Costs                                 15,942      15,818
  Tax Settlement Deposit                                 8,791      13,471
  Other                                                 36,750      31,368
---------------------------------------------------------------------------
   Total Current Assets                                272,791     333,138
---------------------------------------------------------------------------

Deferred Debits - Regulatory Assets
  Transition Recovery Asset                            369,388     370,291
  Income Taxes Recoverable Through Future Revenues      78,564      79,497
  Other Regulatory Assets                                7,866       8,639
Deferred Debits - Other                                 18,411      20,351
---------------------------------------------------------------------------
   Total Deferred Debits                               474,229     478,778
---------------------------------------------------------------------------

Total Assets                                        $2,598,674  $2,656,255
===========================================================================

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     March 31,  December 31,
                                                       2000         1999
                                                    (Unaudited)
----------------------------------------------------------------------------
                                                   - Thousands of Dollars -
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock                                      $  641,975  $  641,723
  Accumulated Deficit                                 (317,237)   (317,475)
----------------------------------------------------------------------------
  Common Stock Equity                                  324,738     324,248
  Capital Lease Obligations                            866,986     880,427
  Long-Term Debt                                     1,134,595   1,135,820
----------------------------------------------------------------------------
    Total Capitalization                             2,326,319   2,340,495
----------------------------------------------------------------------------

Current Liabilities
  Current Obligations Under Capital Leases              29,085      36,335
  Current Maturities of Long-Term Debt                  48,603      48,603
  Accounts Payable                                      28,715      32,390
  Interest Accrued                                      39,125      66,311
  Taxes Accrued                                         38,888      31,374
  Accrued Employee Expenses                              9,286      10,782
  Other                                                  4,995       8,934
----------------------------------------------------------------------------
    Total Current Liabilities                          198,697     234,729
----------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    35,039      42,526
  Other                                                 38,619      38,505
----------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities        73,658      81,031
----------------------------------------------------------------------------
Total Capitalization and Other Liabilities          $2,598,674  $2,656,255
============================================================================
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF LOSS

The weather causes seasonal fluctuations in TEP's sales. As a result, quarterly results are not indicative of annual operating results. The quarterly financial statements that follow are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. Also see Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations. This quarterly report should be reviewed in conjunction with TEP's 1999 Form 10-K.




TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF LOSS

                                                       Three Months Ended
                                                            March 31,
                                                         2000       1999
                                                           (Unaudited)
----------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $131,862    $128,780
 Sales for Resale                                       44,761      31,859
----------------------------------------------------------------------------
    Total Operating Revenues                           176,623     160,639
----------------------------------------------------------------------------
Operating Expenses
 Fuel and Purchased Power                               60,540      54,919
 Capital Lease Expense                                       -      25,461
 Amortization of Springerville Unit 1 Allowance              -      (8,729)
 Other Operations                                       28,873      23,623
 Maintenance and Repairs                                 8,344       9,637
 Depreciation and Amortization                          27,387      23,081
 Amortization of Transition Recovery Asset                 903           -
 Taxes Other Than Income Taxes                          12,194      12,154
 Income Taxes                                           (1,062)     (2,559)
----------------------------------------------------------------------------
    Total Operating Expenses                           137,179     137,587
----------------------------------------------------------------------------
      Operating Income                                  39,444      23,052
----------------------------------------------------------------------------
Other Income (Deductions)
 Income Taxes                                           (1,956)     (1,169)
 Interest Income                                         2,036       1,465
 Interest Income-Note Receivable from UniSource Energy   2,326       2,525
 Other Income                                              513         529
----------------------------------------------------------------------------
    Total Other Income (Deductions)                      2,919       3,350
----------------------------------------------------------------------------
Interest Expense
 Long-Term Debt                                         16,874      16,325
 Interest on Capital Leases                             23,254           -
 Interest Imputed on Losses Recorded at Present Value        -       8,748
 Other Interest Expenses                                 2,321       2,649
----------------------------------------------------------------------------
    Total Interest Expense                              42,449      27,722
----------------------------------------------------------------------------
Net Loss                                              $    (86)   $ (1,320)
============================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
                                                            March 31,
                                                         2000       1999
                                                           (Unaudited)
----------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Retail Customers                 $153,005    $147,388
  Cash Receipts from Sales for Resale                   41,107      31,511
  Fuel and Purchased Power Costs Paid                  (61,835)    (59,315)
  Wages Paid, Net of Amounts Capitalized               (16,489)    (14,406)
  Payment of Other Operations and Maintenance Costs    (22,953)    (22,475)
  Capital Lease Interest Paid                          (43,721)    (44,505)
  Taxes Paid, Net of Amounts Capitalized               (11,344)    (11,000)
  Interest Paid, Net of Amounts Capitalized            (23,564)    (24,004)
  Income Taxes Paid                                         (2)     (4,818)
  Interest Received                                      3,333       1,962
  Other                                                      -          86
----------------------------------------------------------------------------
    Net Cash Flows - Operating Activities               17,537         424
----------------------------------------------------------------------------
 Cash Flows from Investing Activities
  Capital Expenditures                                 (23,718)    (15,493)
  Other Investments - Net                                  159        (269)
----------------------------------------------------------------------------
    Net Cash Flows - Investing Activities              (23,559)    (15,762)
----------------------------------------------------------------------------
 Cash Flows from Financing Activities
  Proceeds from Issuance of Long-Term Debt                   -         255
  Payments to Retire Long-Term Debt                     (1,225)     (1,225)
  Payments to Retire Capital Lease Obligations         (20,705)    (16,552)
  Other                                                    630         703
----------------------------------------------------------------------------
    Net Cash Flows - Financing Activities              (21,300)    (16,819)
----------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents              (27,322)    (32,157)
Cash and Cash Equivalents, Beginning of Year            88,402     118,236
----------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period               $61,080     $86,079
============================================================================

See Notes to Condensed Consolidated Financial Statements.




TUCSON ELECTRIC POWER COMPANY
SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION



                                                       Three Months Ended
                                                            March 31,
                                                         2000       1999
                                                            (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-

Net Loss                                              $    (86)   $ (1,320)
Adjustments to Reconcile Net Loss
   to Net Operating Cash Flows
  Depreciation and Amortization Expense                 27,387      23,081
  Amortization of Regulatory Assets & Liabilities,
   Net of Interest Imputed on Losses Recorded at
   Present Value                                           903          18
  Amortization of Deferred Debt Related Costs Included
   in Interest Expense                                   1,192       1,257
  Deferred Income Taxes and Investment Tax Credit        5,767      (7,117)
  Lease Payments Deferred                                    -     (16,404)
  Deferred Contract Termination Fee                          -         962
  Unremitted (Earnings) Losses of Unconsolidated
   Subsidiaries                                            114        (234)
  Interest on Note Receivable from UniSource Energy     (2,326)     (2,525)
  Other                                                    830         194
  Changes in Assets and Liabilities which Provided
   (Used) Cash Exclusive of Changes Shown Separately
    Accounts Receivable                                  8,070      10,306
    Materials and Fuel                                  (1,000)     (2,792)
    Accounts Payable                                    (3,185)     (7,488)
    Interest Accrued                                   (25,862)     (6,734)
    Taxes Accrued                                       10,788       8,390
    Other Current Assets and Liabilities                (5,429)      1,637
    Other Deferred Assets and Liabilities                  374        (807)
---------------------------------------------------------------------------
Net Cash Flows - Operating Activities                 $ 17,537    $    424
===========================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   March 31,  December 31,
                                                      2000        1999
                                                   (Unaudited)
---------------------------------------------------------------------------
ASSETS
Utility Plant
  Plant in Service                                  $2,312,951  $2,301,645
  Utility Plant Under Capital Leases                   741,446     741,446
  Construction Work in Progress                        107,435      96,565
---------------------------------------------------------------------------
    Total Utility Plant                              3,161,832   3,139,656
  Less Accumulated Depreciation and Amortization    (1,126,554) (1,105,371)
  Less Accumulated Depreciation of Capital Lease
   Assets                                             (311,649)   (304,429)
---------------------------------------------------------------------------
    Total Utility Plant - Net                        1,723,629   1,729,856

Investments and Other Property                          67,595      67,838
---------------------------------------------------------------------------
Note Receivable from UniSource Energy                   72,459      70,132
---------------------------------------------------------------------------

Current Assets
  Cash and Cash Equivalents                             61,080      88,402
  Accounts Receivable                                   62,754      70,739
  Materials and Fuel                                    43,057      42,035
  Deferred Income Taxes - Current                        5,048      17,190
  Prepaid Pension Costs                                 15,942      15,818
  Tax Settlement Deposit                                 8,791      13,471
  Other                                                  9,676       6,249
---------------------------------------------------------------------------
    Total Current Assets                               206,348     253,904
---------------------------------------------------------------------------
Deferred Debits - Regulatory Assets
  Transition Recovery Asset                            369,388     370,291
  Income Taxes Recoverable Through Future Revenues      78,564      79,497
  Other Regulatory Assets                                7,866       8,639
Deferred Debits - Other                                 18,411      20,351
---------------------------------------------------------------------------
    Total Deferred Debits                              474,229     478,778
---------------------------------------------------------------------------
Total Assets                                        $2,544,260  $2,600,508
===========================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 31,  December 31,
                                                      2000        1999
                                                   (Unaudited)
---------------------------------------------------------------------------
                                                   - Thousands of Dollars -
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock                                      $  647,618  $  647,366
  Capital Stock Expense                                 (6,357)     (6,357)
  Accumulated Deficit                                 (370,961)   (370,875)
---------------------------------------------------------------------------
  Common Stock Equity                                  270,300     270,134
  Capital Lease Obligations                            866,664     880,111
  Long-Term Debt                                     1,134,595   1,135,820
---------------------------------------------------------------------------
    Total Capitalization                             2,271,559   2,286,065
---------------------------------------------------------------------------
Current Liabilities
  Current Obligations Under Capital Leases              29,005      36,263
  Current Maturities of Long-Term Debt                  48,603      48,603
  Accounts Payable                                      36,578      41,277
  Interest Accrued                                      39,125      66,311
  Taxes Accrued                                         35,369      27,738
  Accrued Employee Expenses                              8,947      10,591
  Other                                                  4,899       6,285
---------------------------------------------------------------------------
    Total Current Liabilities                          202,526     237,068
---------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    31,605      38,913
  Other                                                 38,570      38,462
---------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities        70,175      77,375
---------------------------------------------------------------------------
Total Capitalization and Other Liabilities          $2,544,260  $2,600,508
===========================================================================


See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------

NOTE 1.  REGULATORY ACCOUNTING
------------------------------

     TEP generally uses the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as FAS 71, require special accounting treatment for regulated companies to show the effect of regulation.
For example, in setting TEP's retail rates, the ACC may not allow TEP to currently charge its customers to recover certain expenses, but instead requires that these expenses be charged to customers in the future. In this situation, FAS 71 requires that TEP defer these items and show them as regulatory assets on the balance sheet until TEP is allowed to charge its customers. TEP then amortizes these items as expense to the income statement as those charges are recovered from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement.

     In November 1999, upon approval by the ACC of a Settlement Agreement relating to recovery of TEP's transition costs and standard retail rates, we discontinued application of FAS 71 to our generation operations. As a result, many costs in the UniSource Energy and TEP income statements are reflected in different line items in the first quarter of 2000 than they were in the first quarter of 1999. The primary differences are:

 - Amortization associated with Utility Plant Under Capital Leases is included in Depreciation and Amortization and the new line Interest on Capital Leases in 2000 while it appeared as Capital Lease Expense in 1999.

 - Amortization of Springerville Unit 1 Allowance and Interest Imputed on Losses Recorded at Present Value are no longer presented in 2000.

 - Amortization of Transition Recovery Asset appears as an expense beginning in 2000.

 - Amortization of Investment Tax Credit no longer contributes to Income Taxes included in Other Income (Deductions) in 2000. All ITC was recognized in 1999.

  We continue to apply FAS 71 to the distribution and transmission portions of TEP's business, our regulated operations. The conditions a regulated company must satisfy to apply the accounting policies and practices of FAS 71 include:
 - an independent regulator sets rates;
 - the regulator sets the rates to cover specific costs of delivering service; and
 - the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

      We periodically assess whether we can continue to apply FAS 71 to these operations. If we stopped applying FAS 71 to TEP's remaining regulated operations, we would write off the related balances of TEP's regulatory assets as a charge in our income statement. Based on the balances of TEP's regulatory assets at March 31, 2000, if we had stopped applying FAS 71 to TEP's remaining regulated operations, we would have recorded an extraordinary loss of approximately $274 million, after the related income tax benefit of $182 million. While regulatory orders and market conditions may affect our cash flows, our cash flows would not be affected if we stopped applying FAS 71.


NOTE 2.  BUSINESS SEGMENTS
----------------------------------------

     We determine our business segments based on the way we organize our operations and evaluate performance. We currently have two reportable business segments that are managed separately based on fundamental differences in their operations. UniSource Energy's principal business segment is TEP, an electric utility business. The other reportable business segment is comprised of the unregulated energy businesses of Millennium:

 - Advanced Energy Technologies, Inc. (AET) which currently owns 50% of Global Solar Energy, L.L.C., a developer and manufacturer of photovoltaic materials. In November 1999, Millennium entered into an agreement whereby Millennium's share of Global Solar will increase to 67%. See Note 3 regarding this agreement;

 - Nations Energy Corporation (Nations Energy) which is an independent power developer. See Note 3 regarding the sale of Nations Energy
Holland Holding;

 - Southwest Energy Solutions, Inc. which provides energy support services to electric consumers; and

 - ION International, Inc. which intends to provide technology applications to commerce, health care and industry organizations to help them more efficiently manage their energy needs.

     We disclose selected financial data for our business segments in the following table:




----------------------------------------------------------------------
                                   Segments
                            ----------------------
                                                            UniSource
                                             Reconciling     Energy
                          TEP    Millennium  Adjustments  Consolidated
----------------------------------------------------------------------
                                     - Thousands of Dollars  -
Income Statement
----------------
Three months ended
 March 31, 2000:
  Operating Revenues $  176,623  $  1,095    $ (1,171)       $176,547
-----------------------------------------------------------------------
  Net Income (Loss)
  Before Income Taxes       808      (380)     (1,897)         (1,469)
-----------------------------------------------------------------------
Net Income (Loss)           (86)    1,469      (1,141)            242
-----------------------------------------------------------------------
Three months ended
 March 31, 1999:
  Operating Revenues    160,639     1,627      (1,753)        160,513
-----------------------------------------------------------------------
  Net Loss Before
  Income Taxes           (2,710)   (3,624)     (2,352)         (8,686)
-----------------------------------------------------------------------
  Net Loss               (1,320)   (2,793)     (1,415)         (5,528)
-----------------------------------------------------------------------

Balance Sheet
-------------
  Total Assets,
  March 31, 2000      2,544,260   140,003     (85,589)      2,598,674
  Total Assets,
  December 31, 1999   2,600,508   100,289     (44,542)      2,656,255
-----------------------------------------------------------------------

Intersegment revenues are not material. The reconciling adjustments include the following:

 - Elimination of the revenues and expenses of Millennium Energy
Businesses to show this activity in the Other Income (Deductions) section of UniSource Energy's income statements;

- Elimination of TEP's Note Receivable from UniSource Energy and related interest; and

- Elimination of intercompany activity and balances.


NOTE 3. MILLENNIUM ENERGY BUSINESSES
-------------------------------------

  Sale of Interest in Nations Holland and COPESA Market Adjustment

     In January 2000, Nations Energy sold Nations Energy Holland
Holding, including its minority interest in a power project located in the Czech Republic. Nations Energy recorded a pre-tax gain of $2.5 million on the sale.

     Nations International, a wholly owned subsidiary of Nations Energy, recorded a $1.4 million decrease in the market value of its minority interest investment in the COPESA project. At March 31, 2000, Nations International's investment in COPESA was $3.2 million. Nations International intends to sell its 40% equity interest in COPESA. We can not predict whether future market adjustments will be necessary for the COPESA project.

  Agreement to Acquire Additional Interest in Global Solar

     AET currently owns 50% of Global Solar Energy, L.L.C., which develops and manufactures photovoltaic materials. The other 50% is owned by ITN Energy Systems, Inc. (ITN). In November 1999, Millennium and ITN entered into an agreement in which Millennium's share of Global Solar will increase to 67%. Under this agreement, ITN has transferred its rights to certain assets and proprietary and intellectual property, including thin-film battery technology, to Global Solar. In addition, Millennium will contribute to Global Solar up to $14 million in additional equity upon the occurrence of certain agreed-upon production and business milestones. We expect Global Solar to reach these milestones in the next 2 years. The principal documents relating to the increase in Millennium's share in Global Solar have been executed and Millennium and ITN are currently finalizing the transaction. As of March 31, 2000, Millennium funded $3.7 million under this agreement, including $2 million in the first quarter of 2000.

  Expiration of NewEnergy Guarantees

     In July 1999, UniSource Energy sold its interest in NewEnergy and issued termination notices on all guarantees of performance bonds and contractual obligations that were made on behalf of NewEnergy. All obligations incurred prior to the termination notices were extinguished in 1999 with the exception of one in the amount of up to $1 million which terminated in March 2000.


NOTE 4.  CONTINGENCIES
------------------------

  Income Tax Assessments

     In February 1998, the IRS issued an income tax assessment for the 1992 and 1993 tax years. The IRS is challenging our treatment of various items relating to a 1992 financial restructuring, including the amount of NOL and ITC generated before December 1991 that may be used to reduce taxes in future periods.

     Due to the financial restructuring, a change in TEP's ownership occurred for tax purposes in December 1991. As a result, our use of the NOL and ITC generated before 1992 may be limited under the tax code. The IRS is challenging our calculation of this limitation. At March 31, 2000, pre-1992 federal NOL and ITC carryforwards were approximately $168 million and $20 million, respectively. In addition to the pre-1992 NOL and ITC which are subject to the limitation, $239 million of federal NOL at March 31, 2000, is not subject to the limitation.

   We do not expect the resolution of these issues to have a material adverse impact on the financial statements.

  ACC Order on the Sierrita Contract

     On May 14, 1999, TEP filed a complaint with the ACC against Cyprus Sierrita Corporation (now known as Phelps Dodge Sierrita, Inc.) (Sierrita) over energy costs that TEP charged to Sierrita under an ACC-approved contract, which charges Sierrita disputes. The dispute concerns the proper method of calculating energy charges under the contract. TEP does not record revenue for these disputed energy charges billed to Sierrita. In March 2000, the ACC ruled in favor of TEP and ordered Sierrita to pay the disputed charges from May 14, 1999 forward. Sierrita has appealed the ACC's order, and we are unable to predict the resolution of the appeal, but anticipate that the appeal process will take between one and two years. If TEP ultimately prevails, TEP would recognize pre-tax income equal to the amounts billed after May 14, 1999. At March 31, 2000, this amounted to $1.4 million.


NOTE 5.  NEW ACCOUNTING STANDARDS
---------------------------------

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. A derivative financial instrument or other contract derives its value from another investment or designated benchmark. This Statement requires all derivative instruments to be recognized as either assets or liabilities in the balance sheet. Some derivative instruments offset, or hedge, exposure to a specific risk. If the derivative is not a hedging instrument, measurement is at fair value and changes in fair value (i.e., gains and losses) are recognized in earnings in the period of change. If a derivative qualifies as a hedge, the accounting for changes in fair value will depend on the specific exposure being hedged. We are required to comply with FAS 133 effective January 1, 2001. We are still in the process of quantifying the effect, if any, that compliance with FAS 133 will have on our financial statements.


NOTE 6.  REVIEW BY INDEPENDENT ACCOUNTANTS
------------------------------------------

     With respect to the unaudited consolidated financial information of UniSource Energy and TEP for the three-month periods ended March 31, 2000 and 1999, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 5, 2000, appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.PricewaterhouseCoopers LLP is not subject to the liability provisions of section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of sections 7 and 11 of the Act.


NOTE 7.  RECLASSIFICATIONS
--------------------------

     We have made reclassifications to the prior year financial statements for comparative purposes. These reclassifications had no effect on net income.

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

     Management's Discussion and Analysis centers on the general financial condition and the results of operations for UniSource Energy and its two primary business segments, the electric utility business of TEP and the unregulated energy businesses of Millennium, and includes the following:

     * operating results during the first quarter compared with the same period in the prior year,
     * changes in liquidity and capital resources during the first quarter of 2000, and
     * expectations of identifiable material trends which may affect our business in the future.

     TEP is the principal operating subsidiary of UniSource Energy and accounts for substantially all of its assets and revenues. The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis. The seasonal nature of the electric utility business causes operating results to vary significantly from quarter to quarter. The results from energy related businesses of Millennium and certain of its subsidiaries and interests have also had a significant impact on earnings reported by UniSource Energy for the quarters ended March 31, 2000 and 1999.

     Management's Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements, beginning on page 2, which present the results of operations for the quarters ended March 31, 2000 and 1999. Management's Discussion and Analysis analyzes and explains the differences between periods for specific line items of the Condensed Consolidated Financial Statements.


OVERVIEW
--------

     UniSource Energy recorded net income of $242,000 for the first quarter of 2000, compared with a net loss of $5.5 million in the first quarter of 1999. The improvement in first quarter performance over the prior year is due primarily to stronger kWh sales by TEP and a gain on the sale of a minority interest in a power project of one of our unregulated energy businesses. See Results of Operations and Results of Millennium Energy Businesses below for further detail.

     Our financial prospects are subject to significant competitive, regulatory, economic and other uncertainties. The approval of TEP's Settlement Agreement in November 1999 resolved a significant amount of regulatory uncertainty and provides TEP with a reasonable opportunity to recover 100 percent of its transition recovery assets. However, we cannot predict with certainty the full impact of retail competition on TEP's future operating results or financial condition. Some of the factors which may affect our future financial results include weather variations which may affect customer usage, load growth and demand levels in the current TEP service territory, and market prices for wholesale and retail energy. See Competition, Retail below.

     Other uncertainties include the extent to which, in response to industry changes or unanticipated economic downturns, TEP can alter operations and reduce costs, which may be limited due to high financial and operating leverage. Future results will depend, in part, on our ability to contain and/or reduce the costs of serving retail customers and the level of sales to such customers.

     We are addressing the uncertainties discussed above by positioning our subsidiaries to benefit from the changing regulatory and energy market environment. In November 1998, TEP organized its utility business activities into two separate business units: (1) generation and (2) transmission and distribution, and in January 1999, TEP formed a third business unit which provides administrative services to the utility business units. We are improving cost measurement and management techniques at TEP. We have also extended contracts, where appropriate, for large wholesale and retail customers. We are investing in our unregulated affiliates to provide energy products and services to markets both within and beyond TEP's retail service territory. See Competition, Retail; Results of Operation and Results of Millennium Energy Businesses below.

     Our financial prospects are also subject to uncertainties relating to the start-up and developmental activities of the Millennium Energy Businesses segment. At March 31, 2000, Millennium's unregulated energy-related affiliates comprised approximately 5% of total assets, but at times have had a significant impact on our consolidated net income and cash flows. We continue to evaluate these affiliates for opportunities to realize value from our investments. In the third quarter of 1999, we sold our ownership interest in affiliate NewEnergy and recorded a pre-tax gain of $35 million on the transaction. In January 2000, we sold our interest in a power project in which Nations Energy had invested, recording a pre-tax gain of $2.5 million on the transaction. See Results of Millennium Energy Businesses below.

     Our consolidated capital structure remains highly leveraged. Since April 1997, however, we have made significant progress in our financial strategy to reduce refinancing risk by extending maturities of long-term debt and letters of credit and by reducing exposure to variable interest rates by refinancing over $475 million in variable rate debt with fixed interest rate securities. With a more stabilized regulatory outlook and with ongoing improvements in our capital structure, UniSource Energy paid its first dividend to common shareholders in March 2000. We had not paid a common dividend to public shareholders since 1989. See Dividends on Common Stock and Investing and Financing Activities, below.

     TEP's capital requirements include construction expenditures and scheduled maturities of debt and capital lease obligations. During the next twelve months, TEP expects to be able to fund operating activities and construction expenditures with internal cash flows, existing cash balances, and, if necessary, borrowings under the Revolving Credit Facility. While some of Millennium's unregulated energy businesses have required significant amounts of capital and credit, management currently expects to make limited investments in these businesses. We expect to use existing cash balances to fulfill these needs, or if necessary, we may seek investments by unaffiliated parties to meet the ongoing capital requirements of some of these businesses. See Liquidity and Capital Resources, Investing and Financing Activities, below.


FACTORS AFFECTING RESULTS OF OPERATIONS
---------------------------------------

     COMPETITION
     -----------

     RETAIL

     The electric utility industry is undergoing significant regulatory change designed to encourage competition in the sale of electricity and related services. Approximately 20% of TEP's retail customers are currently eligible to choose an alternate energy supplier. However, no competitors are currently providing electric service to customers in our retail service area nor has TEP lost any significant customers to self-generation. It is likely that, with open access in our retail service territory, some customers will elect to purchase their energy requirements from other energy suppliers when available. TEP competes against gas service suppliers and others who provide energy services.

     In November 1999, the ACC approved the Settlement Agreement that was entered into between TEP and certain customer groups relating to recovery of TEP's transition recovery assets and unbundling of tariffs. For TEP, the Retail Electric Competition Rules (Rules) provide a framework for the introduction of retail electric competition in Arizona. The Rules became effective in January 2000, 60 days after the effective date of the Settlement Agreement. However, certain conditions must be met before competitive electricity will be sold in TEP's service territory, such as certification of Energy Service Providers (ESPs) by the ACC and execution of and compliance with direct access service agreements by ESPs and other service providers with TEP. Currently, no ESPs have met the necessary conditions to sell electricity in TEP's service territory.

     TEP'S Settlement Agreement and Retail Electric Competition Rules

     As required by the Rules consumer choice for energy supply beginning in 2000 will be phased in until January 1, 2001 when consumer choice will be available to all customers.

     In accordance with the Rate Settlement Agreement approved by the ACC in 1998, TEP decreased rates to retail customers by 1.1% on July 1, 1998, 1% on July 1, 1999 and will decrease rates an additional 1% on July 1, 2000. These reductions apply to all retail customers except for certain customers that have negotiated non-standard rates. The Settlement Agreement approved in November 1999 provides that, after these reductions, TEP's retail rates will be frozen until December 31, 2008, except under certain circumstances. TEP will recover the costs of transmission and distribution under regulated unbundled rates. TEP's frozen rates will include two Competition Transition Charge (CTC) components, a Fixed CTC and a Floating CTC, which are designated for the recovery of its transition recovery assets.

     Other major provisions of the Settlement Agreement were reported in the 1999 Form 10-K. See TEP's Settlement Agreement and Retail Electric Competition Rules in the 1999 Form 10-K.

     Approval  of  the  Settlement  Agreement  caused  TEP  to  discontinue regulatory accounting for its generation operations using FAS 71 in November 1999. See Note 1 of Notes to Condensed Consolidated Financial Statements, Regulatory Accounting.

     Lawsuits have been filed challenging the ACC's competition rules order and the ACC's order approving TEP's Settlement Agreement. It is contended that allowing marketplace competition to determine rates violates the ACC's constitutional duty to set rates. We cannot predict the outcome of these actions.

     WHOLESALE

     TEP competes with other utilities, power marketers and independent power producers in the sale of electric capacity and energy at market-based rates in the wholesale market. In the current market, wholesale prices are typically substantially below TEP's total cost of service. However, we make wholesale sales only at prices which exceed fuel and other variable costs. We expect competition to sell capacity to remain vigorous. Competition for the sale of capacity and energy is influenced by the following factors:

     *  availability of capacity in the southwestern United States;
     * restructuring of the electric utility industry in Arizona, California and other western states;
     *  the availability and prices of natural gas, oil and coal;
     *  spot energy prices;
     *  precipitation; and
     *  transmission access.

     Transmission Access

     In December 1999, the FERC issued FERC Order No. 2000 which requires all public utilities that are transmission owners to file by October 15, 2000 a proposal for a Regional Transmission Organization (RTO). An RTO is an organization or institution which is envisioned by the FERC to operate an electric transmission system on a regional basis, enhance operational transmission efficiencies and reliability and remove remaining discriminatory transmission practices. The FERC has not dictated specific RTO structures but has instead adopted a flexible approach to considering proposed organizational structures, including the possibility of a transmission company which would own and operate all of the transmission assets in a particular region. As an alternative to an RTO proposal, transmission-owning public utilities must file a description of any efforts made by the utility to participate in an RTO, the reasons for not participating and any obstacles to participation, and any plans for further work toward participation. This order is a culmination of the FERC's efforts to promote the regional development of transmission system operation and contemplates that RTOs will be operational by December 15, 2001. While FERC Order 2000 takes a voluntary approach to participation in RTOs, the FERC has indicated that it will take any action it considers necessary, including requiring RTO formation, to address any undue market power that may exist on the part of transmission owners.

     TEP, along with other transmission owners and users located in the southwestern United States, is continuing to investigate the feasibility of forming an Independent System Operator (ISO) for the region. An ISO, which could potentially satisfy the requirements of an RTO, would be responsible for ensuring transmission reliability and nondiscriminatory access to the regional transmission grid. The formation of an ISO would be subject to approval by the FERC and state regulatory authorities in the region. The financial aspects of forming an ISO, including the potential effects on TEP's future results of operations, will be examined as part of the developmental work.

     The ACC Retail Electric Competition Rules require the formation and implementation of an Arizona Independent Scheduling Administrator Association (AISA). The AISA is anticipated to be a temporary organization until the formation of an ISO or RTO. TEP, as an Affected Utility, participated in the creation of the AISA. This includes its incorporation as a not-for-profit entity, the filing (when complete) at the FERC for approval of its proposed structure, rates and procedures, and drafting of its protocols for operation. Recently, the board of AISA approved a set of operating protocols that are in the process of being prepared for filing with the FERC. TEP continues to participate with the other Affected Utilities in developing the AISA's structure and protocols in response to retail competition.


     REGULATORY MATTERS
     ------------------

     TEP generally uses the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as FAS 71, require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP's retail rates, the ACC may not allow TEP to currently charge its customers to recover certain expenses, but instead requires that these expenses be charged to customers in the future. In this situation, FAS 71 requires that TEP defer these items and show them as regulatory assets on the balance sheet until TEP is allowed to charge its customers. TEP then amortizes these items as expense to the income statement as those charges are recovered from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement.

     The   conditions  a  regulated  company  must  satisfy  to  apply  the accounting policies and practices of FAS 71 include:

     *  an independent regulator sets rates;
     * the regulator sets the rates to cover specific costs of delivering service; and
     * the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

     Under GAAP, FAS 71 should be discontinued once sufficiently detailed deregulation guidance is issued for a separable portion of a business. However, a company may continue to recognize regulatory assets formerly associated with the deregulated portion of the business, to the extent the transition plan provides for their recovery through the regulated transmission and distribution portion of the business.

     Effective November 1, 1999, we stopped applying FAS 71 to our generation operations because the Settlement Agreement provided sufficient
details regarding the deregulation of TEP's  generation operations.   As a
result,  we changed  certain  accounts in  our  financial statements.   See
Regulatory Matters in the 1999 Form 10-K for a iscussion of these accounting changes.

     We continue to apply FAS 71 in accounting for the distribution and transmission portions of TEP's business, our regulated operations. We periodically assess whether we can continue to apply FAS 71. If we stopped applying FAS 71 to TEP's remaining regulated operations, we would write off the related balances of TEP's regulatory assets as a charge in our income statement. Based on the balances of TEP's regulatory assets at March 31, 2000, if we had stopped applying FAS 71 to TEP's remaining regulated operations, we would have recorded an extraordinary loss of approximately $274 million, after the related income tax benefit of $182 million. While regulatory orders and market conditions may affect our cash flows, our cash flows would not be affected if we stopped applying FAS 71.

See Note 1 of Notes to Condensed Consolidated Financial Statements, Regulatory Accounting.


     MARKET RISKS
     ------------

     We are potentially exposed to various forms of market risk. Changes in interest rates, returns on marketable securities, changes in foreign currency exchange rates, and changes in commodity prices may affect our future financial results. TEP currently uses derivative commodity instruments such as forward contracts to buy or sell energy, but does not use derivative commodity or derivative financial instruments for either trading or speculative purposes. TEP continues to evaluate to what extent, if any, it may use derivative financial and commodity instruments in the normal course of its future business. The market risks described above have not changed materially from the market risks reported in the 1999 Form 10-K, except as noted below.

     Foreign Currency Exchange Risk

     We are subject to foreign currency exchange risk arising from equity investments by our unregulated businesses in foreign countries. Nations Energy's investment in a power project in the Czech Republic, which was sold in January 2000, was subject to foreign currency exchange risk. The impact of recording the exchange rate fluctuations on UniSource Energy's income statement for 1999 and the first quarter of 2000 was not material. Foreign currency risk related to current investments made by Nations Energy and other Millennium businesses is not material due to the small amount of such investments.


RESULTS OF OPERATIONS
---------------------

     UniSource Energy recorded net income of $242,000 or $0.01 per average share of Common Stock in the first quarter of 2000. This compares with a net loss of $5.5 million or $0.17 per average share of Common Stock in the first quarter of 1999. The primary factors affecting the results of operations in the first quarter of 2000 were improved kWh sales by TEP and a gain on the sale of a minority interest in a power project by Nations Energy.

   Contribution By Business Segment

     The table below shows the contributions to our consolidated after-tax earnings by our two business segments, as well as parent company expenses and inter-company eliminations, for the first quarter of 2000 and 1999:




                                      Three Months Ended March 31,
                                      -----------------------------
                                                       (Millions)
-------------------------------------------------------------------
Business Segment                                     2000     1999
-------------------------------------------------------------------

  Electric Utility                                  $(0.1)   $(1.3)
  Millennium Energy Businesses                        1.5     (2.8)
  Parent Company and Inter-Company Eliminations      (1.2)    (1.4)

-------------------------------------------------------------------
   Consolidated Net Income (Loss)                   $ 0.2    $(5.5)
===================================================================



     Parent company results include the after-tax interest expense accrued on a note payable from UniSource Energy to TEP. This note was provided to
TEP  in  exchange  for the stock of Millennium in January  1998.   Electric
Utility results include interest income from this note.

     TEP's electric utility business accounts for substantially all of UniSource Energy's assets and revenues. The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis. The following discussion is related to TEP's utility operations, unless otherwise noted. The results of our unregulated energy businesses are discussed in Results of Millennium Energy Businesses below.

     During the fourth quarter of 1999, the ACC approved TEP's Settlement Agreement which resulted in the discontinuation of regulatory accounting for its generation operations under FAS 71. The effects of this change in accounting for generation operations were recorded in accordance with FAS
101. The changes resulted in the reclassification and changes in presentation of certain financial statement line items.

     TEP will experience downward pressure on earnings due to the changes in expense recognition as a result of ceasing to apply FAS 71 to our generation operations. However, TEP expects that the changes in expense recognition may be offset, and earnings provided by, the following factors:

     * customer growth in TEP's service territory is expected to continue at approximately 2% annually;
     * margins on wholesale sales are expected to increase as market prices in the region increase over time; and
     * a portion of free cash flow may be used to reduce TEP's debt, thereby lowering interest expense.


  Utility Sales and Revenues

     Comparisons of TEP's kilowatt-hour sales and electric revenues are shown below:


                                                           Increase/(Decrease)
                                                           -------------------
Three Months Ended March 31,          2000        1999      Amount     Percent
-------------------------------       ----        ----      ------     -------
Electric kWh Sales (000):
   Retail Customers                1,721,597   1,662,543    59,054       3.6%
   Sales for Resale                1,491,661   1,179,286   312,375      26.5%
                                   ---------   ---------   -------
       Total                       3,213,258   2,841,829   371,429      13.1%
                                   =========   =========   =======

Electric Revenues (000):
   Retail Customers                 $131,862    $128,780   $ 3,082       2.4%
   Sales for Resale                   44,761      31,859    12,902      40.5%
                                     -------     -------    ------
       Total                        $176,623    $160,639   $15,984      10.0%
                                    ========    ========   =======



     TEP's kWh sales to retail customers increased by 3.6% in the first quarter of 2000 compared with the same period in 1999. The retail kWh sales increase was due to a 2.9% increase in the number of retail customers and cooler winter temperatures as measured by a 19% increase in Heating Degree Days compared with the first quarter of 1999. Retail revenues increased by 2.4% in the first quarter of 2000 compared with the same period in 1999, reflecting the higher kWh sales and the impact of the 1.0% rate decrease effective July 1, 1999.

     Kilowatt-hour sales for resale increased 26.5% and the related revenues grew by 40.5% in the first quarter of 2000 compared with the same period in 1999. Wholesale sales volume increased due to both increased buy/resale activity as well as an increase in generation available for resale. Market prices were significantly higher in the three months ended March 31, 2000 than in the prior year period, causing the revenue increase to exceed the volume increase. Generation availability increased due to a reduction in scheduled maintenance in the first quarter 2000 compared to the same prior year period. Higher natural gas prices contributed to higher market prices.

    Operating Expenses

     Fuel and Purchased Power expense increased by 10% in the first quarter of 2000 compared with the same period the year before. Fuel expense at TEP's generating plants increased primarily due to higher energy requirements to meet increased kWh sales. Purchased Power expense also increased primarily because of increased purchases in response to the large increase in wholesale energy sales made by TEP during the quarter. Other Operations and Maintenance expense increased to support customer growth and higher kWh sales for the first quarter 2000 compared to the same prior year period.

     The discontinuation of regulatory accounting for TEP's generation operations under FAS 71 and the resulting adoption of FAS 101 resulted in reclassification and changes in presentation of certain financial statement line items which has impacted several operating expense line items. Accordingly, beginning in November 1999, Capital Lease expense is now being reflected in Depreciation and Amortization and in Interest on Capital Leases. The increase in Depreciation and Amortization for the first quarter of 2000 compared to the same quarter the year before is primarily due to this reclassification. Because we stopped applying FAS 71, we discontinued Amortization of the Springerville Unit 1 Allowance contra-asset and the recognition of Interest Imputed on Losses Recorded at Present Value.

    Other Income (Deductions)

     Interest Income

     TEP's income statements for the quarters ended March 31, 2000 and 1999 include $2.3 million and $2.5 million, respectively, of interest income on the promissory note TEP received from UniSource Energy in exchange for the transfer of its stock in Millennium. On UniSource Energy's consolidated income statement, this income is eliminated as an inter-company transaction.

     Higher interest income for the quarter ended March 31, 2000 was due primarily to lease debt investments. See Liquidity and Capital Resources below.

     Income (Losses) from Millennium Energy Businesses

     The unregulated energy businesses of Millennium contributed net income of $1.5 million for the first quarter ended March 31, 2000, compared with a net loss of $2.8 million in the first quarter of 1999. See Note 3 of Notes to Condensed Consolidated Financial Statements, Millennium Energy Businesses and Results of Millennium Energy Businesses below for more information on the results of this business segment.

     Interest Expense

     Because we stopped applying FAS 71 to generation operations, we had the following changes which had the net effect of increasing interest expense:

     * We reclassified Capital Lease Interest Expense from Operating Expenses to Interest Expense; and
     * We no longer record the Interest Imputed on Losses Recorded at Present Value due to the elimination of the Springerville Unit 1 Allowance.

Absent these accounting changes, there would have been no significant change in Interest Expense for the first quarter of 2000 compared to the same quarter of the prior year.


RESULTS OF MILLENNIUM ENERGY BUSINESSES
---------------------------------------

     The table below provides a breakdown by Millennium-owned subsidiaries of the after tax net income/(losses) recorded for the three months ended March 31, 2000 and 1999.



     ------------------------------------------------
                                 Three Months Ended
                                      March 31,
     ------------------------------------------------
           Subsidiary             2000        1999
     ------------------------------------------------
                               -Thousands of Dollars-
           AET                   $(538)      $(374)
           MEH                     314        (577)
           Nations Energy        1,634      (1,942)
           Other                    59         100
     ------------------------------------------------
            Total Millennium    $1,469     $(2,793)
     ================================================



     AET and Global Solar

     Advanced Energy Technologies, Inc. (AET) currently owns a 50% interest in Global Solar Energy, L.L.C. (Global Solar), a manufacturer of thin-film photovoltaic cells. In November 1999, Millennium and ITN, the other 50% owner of Global Solar, entered into an agreement in which Millennium's share of Global Solar will increase to 67%. See Note 3 of Notes to Condensed Consolidated Financial Statements, Millennium Energy Businesses. AET's net losses in the first quarters of 1999 and 2000 were due to startup-related and small scale manufacturing expenses. Commercial production is scheduled in 2000 to manufacture solar-powered photovoltaic electric generating systems.

     MEH and NewEnergy

     Prior  to  the  third quarter of 1999, MEH held  a  50%  interest  in
NewEnergy,  a  provider  of  electricity,  energy  products,  services  and technology based energy solutions to customers in deregulating energy markets. NewEnergy was sold to The AES Corporation in the third quarter of 1999. See discussion of NewEnergy and the terms of the sale below at Investing and Financing Activities, Millennium - Unregulated Energy Businesses. The net loss of $577,000 for the first quarter of 1999 was related to NEV Southwest operating expenses.

     MEH's net income for the first quarter of 2000 was derived primarily from interest income from a note receivable as part of the sale of NewEnergy to AES Corporation.

     Nations Energy

     Nations Energy Corporation (Nations Energy) develops independent power projects worldwide. For the first quarter of 2000, Nations Energy recorded net income of $1.6 million. These earnings included a $2.5 million pre-tax gain on the sale of a minority interest in a power project in the Czech Republic. Nations Energy also recorded a $1.4 million decrease in the market value of its minority investment in the COPESA project in the first quarter of 2000. Nations Energy recorded a net loss of $1.9 million for the first quarter of 1999, resulting principally from losses on foreign currency transactions related to the Czech Republic project. Management is considering the sale of Nation's remaining assets.


DIVIDENDS ON COMMON STOCK
-------------------------

     UniSource Energy

     On December 3, 1999 UniSource Energy declared a cash dividend in the amount of $0.08 per share on its common stock. This dividend was paid March 10, 2000 to shareholders of record at the close of business February 15, 2000.

     UniSource Energy's Board of Directors will review our dividend policy on a continuing basis, taking into consideration a number of factors including our results of operations and financial condition, general economic and competitive conditions and the cash flow from our subsidiary companies, TEP and Millennium.

     TEP

     In December 1999, TEP declared and paid a dividend of $34 million to UniSource Energy, its sole shareholder.

     TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants, including a covenant that requires TEP to maintain a minimum level of net worth. As of March 31, 2000, the required minimum net worth was $212 million. TEP's actual net worth at March 31, 2000 was $270 million. See Investing and Financing Activities, TEP Credit Agreement, below. As of March 31, 2000, TEP was in compliance with the terms of the Credit Agreement.

     The ACC Holding Company Order states that TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings until TEP's equity ratio equals 37.5% of total capital (excluding capital lease obligations). As of March 31, 2000, TEP's equity ratio on that basis was 19.2%.

     In addition to these limitations, the Federal Power Act states that dividends shall not be paid out of funds properly included in the capital account. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis to pay dividends from current year earnings. Therefore, TEP declared its December 1999 dividend from 1999 earnings since TEP had an accumulated deficit, rather than positive retained earnings.

     Millennium

     In the third quarter of 1999, Millennium paid a $10 million cash dividend to UniSource Energy. We cannot predict, however, the amount or timing of future dividends from Millennium.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

 CASH FLOWS
 ----------

     UniSource Energy

     Consolidated cash and cash equivalents decreased from the March 31, 1999 ending balance of $105.8 million to $101.5 million at March 31, 2000. For the twelve-month period ended March 31, 2000, consolidated net cash outflows for investing and financing activities exceeded the cash generated from operating activities.

     Net cash flows from operating activities increased by $17.9 million in the first quarter of 2000 compared with the same period in 1999. The net increase resulted from the following principal factors:

     *  $9.6 million increase in cash receipts from wholesale sales;
     *  $5.6 million increase in cash receipts from retail customers; and
     *  $4.8 million reduction in income taxes paid.

     Net cash used for investing activities totaled $36.3 million during the first quarter of 2000 compared with $21.0 million during the same period in 1999. Capital expenditures were $9.7 million higher in 2000. Other significant investing activities in 2000 included: (i) the $27.6 million purchase of Springerville Unit 1 Lease debt by Millennium and (ii) Nations Energy's $19.9 million in proceeds from the sale of its interest in the Czech Republic power project.

     Net cash used for financing activities totaled $23.7 million in the first quarter of 2000 compared with $16.7 million during the same period in 1999. In 2000, the major use of cash for financing activities was $20.7 million of scheduled payments that retired capital lease obligations. In 1999, $16.5 million of capital lease obligations were retired. In the first quarter of 2000, $2.6 million in common stock dividends were paid.

     UniSource   Energy's  consolidated  cash  balance,  including   cash
equivalents, at May 4, 2000 was approximately $94 million. We invest cash balances in high-grade money market securities with an emphasis on preserving the principal amounts invested.

     During the next 12 months, UniSource Energy expects to use cash to fund investments in Millennium's unregulated energy businesses and to pay dividends to shareholders. We expect our sources of cash to be dividends from our subsidiaries, primarily TEP. Although no specific offerings are currently contemplated, UniSource Energy may also issue debt and/or equity securities from time to time. If available cash falls short of expectations, we would reevaluate the investment requirements of Millennium's unregulated energy businesses and/or seek additional financing for, or investments in, those businesses by unrelated parties.

     TEP

     Cash and cash equivalents decreased from the March 31, 1999 ending balance of $86.1 million to $61.1 million at March 31, 2000. For the twelve-month period ended March 31, 2000, net cash outflows from investing and financing activities exceeded net cash inflows for operating activities.

     Net cash flows from operating activities increased by $17.1 million in the first quarter of 2000 compared with the same period in 1999, principally due to cash receipts from wholesale sales and from sales to retail customers. See Cash Flows, UniSource Energy, above for a discussion of other factors affecting net cash flows from operating activities.

     Net cash used for investing activities totaled $23.6 million during the first quarter of 2000 compared with $15.8 million during the same period of 1999. Capital expenditures were $8.2 million higher in 2000.

     Net cash used for financing activities totaled $21.3 million during the first quarter of 2000 compared with $16.8 million during the same period in 1999. Scheduled Payments to Retire Capital Lease Obligations, the principal reason for the increase, were $4.2 million higher in 2000. TEP's 12.22% Series First Mortgage Bonds will mature on June 1, 2000. The payment of principal and interest upon maturity will total approximately $50 million.

     TEP's consolidated cash balance, including cash equivalents, at May 4, 2000 was approximately $49 million.

     TEP expects to generate enough cash flow during the next 12 months to fund continuing operating activities, capital expenditures, required debt maturities, and to pay dividends to UniSource Energy. However, TEP's cash flows may vary due to changes in wholesale market conditions, changes in short-term interest rates and other factors. If cash flows were to fall short of our expectations, or if monthly cash requirements temporarily exceed available cash balances, TEP would borrow from the Revolving Credit Facility.


INVESTING AND FINANCING ACTIVITIES
----------------------------------

     UniSource Energy
     ----------------

     Loans and Guarantees

     As described below, UniSource Energy sold its interest in NewEnergy on July 23, 1999. Pursuant to the sale, UniSource Energy provided guarantees on certain of NewEnergy's transactions. All of these guarantees have been terminated.

     TEP
     ---

     Capital Expenditures

     TEP's capital expenditures for the quarter ended March 31, 2000 were $23.7 million. TEP's capital budget for the year ending December 31, 2000 is approximately $95 million. These authorized expenditures include costs for TEP to comply with current federal and state environmental regulations. All of these estimates are subject to continuing review and adjustment. Actual construction expenditures may differ from budgeted amounts due to changes in business conditions, construction schedules, environmental requirements and changes to our business arising from retail competition. TEP plans to fund these expenditures through internally generated cash flow.

     TEP Credit Agreement

     As of March 31, 2000 and as of May 4, 2000, TEP had no borrowings outstanding under its $100 million Revolving Credit Facility.

      TEP is required by its Credit Agreement to maintain certain financial covenants including (a) a minimum Consolidated Tangible Net Worth equal to the sum of $133 million plus 40% of cumulative Consolidated Net Income since January 1, 1997, (b) a minimum Cash Coverage Ratio ranging from 1.40 in 2000 and gradually increasing to 1.55 in 2002, and (c) a maximum Leverage Ratio ranging from 6.60 in 2000 and gradually decreasing to 6.20 in 2002. TEP is in compliance with each of these covenants.

     Millennium -- Unregulated Energy Businesses
     -------------------------------------------

     Sale of NewEnergy, Inc.

     On July 23, 1999, MEH sold its 50% ownership in NewEnergy to The AES Corporation (AES) for approximately $50 million in consideration. As part of the transaction, two promissory notes were issued by NewEnergy totaling $22.8 million. The notes are secured by AES stock and bear interest at 9.5%. Principal of $11.4 million is due July 23, 2000 and July 23, 2001, respectively.

     Capital Requirements

     The   unregulated  energy  businesses  owned  by   Millennium   have
historically required significant amounts of capital. During 1999 and in the first quarter of 2000, we have taken the opportunity to realize the value from certain of these more capital intensive investments and focus on emerging energy production and storage technologies.

     In January 2000, Nations Energy sold its interest in the project located in the Czech Republic for a $2.5 million pre-tax gain.

     Plans   for  2000  and  beyond  include  lower  anticipated  funding requirements for Nations Energy and increased support of AET and Global Solar. In particular, Millennium has agreed to contribute to Global Solar up to $14 million in additional equity. As of March 31, 2000, Millennium had funded $3.7 million of the $14 million commitment.

     Our ability to fund additional future capital requirements of our unregulated business segment will depend to a great extent on the amount and availability of dividends UniSource Energy receives from our primary operating subsidiary, TEP.


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
------------------------------------------

     This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. UniSource Energy and TEP are including the following cautionary statements to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or for UniSource Energy or TEP in this Quarterly Report on Form 10-Q. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not statements of historical facts. Forward-looking statements may be identified by the use of words such as "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. From time to time, we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of UniSource Energy or TEP, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, UniSource Energy and TEP disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

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

    2.  Effects of competition in retail and wholesale energy markets.

    3. Changes in economic conditions, demographic patterns and weather conditions in TEP's retail service area.

    4. Changes affecting TEP's cost of providing electrical service including changes in fuel costs, generating unit operating performance, interest rates, tax laws, environmental laws, and the general rate of inflation.

    5. Changes in governmental policies and regulatory actions with respect to allowed rates of return, financings, and rate structures.

    6. Changes affecting the cost of competing energy alternatives, including changes in available generating technologies and changes in the cost of natural gas.

    7. Changes in accounting principles or the application of such principles to UniSource Energy or TEP.

    8. Marketing conditions and technological changes affecting UniSource Energy's unregulated businesses.

-----------------------------------------------------------------------------

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-----------------------------------------------------------------------------

     The information contained in this Item updates, and should be read in conjunction with, information included in Part II, Item 7A in UniSource Energy's and TEP's Annual Report on Form 10-K for the year ended December 31, 1999, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Items 1 and 2 of this Form 10-Q.

     See   Item  2-  Management's  Discussion  and  Analysis  of  Financial
Condition   and  Results  of  Operations,  Factors  Affecting  Results   of
Operations, Market Risks, Foreign Currency Exchange Risk.


                        PART II - OTHER INFORMATION

ITEM 1. -  LEGAL PROCEEDINGS
-----------------------------------------------------------------------------

TAX ASSESSMENTS

     See Note 4 of Notes to Condensed Consolidated Financial Statements, Contingencies.

ACC ORDER on the SIERRITA CONTRACT

      See Note 4 of Notes to Condensed Consolidated Financial Statements, Contingencies.



ITEM 5. - OTHER INFORMATION
-----------------------------------------------------------------------------

ADDITIONAL FINANCIAL DATA

The  following  table reflects the ratio of earnings to fixed  charges  for
TEP:

                                                   12 Months Ended
                                                   ---------------

                                               March 31,     December 31,
                                                 2000            1999
                                                 ----            ----

    Ratio of Earnings to Fixed Charges           1.47            1.45




ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------------------------------------------

(a)  Exhibits.

     -- See Exhibit Index.

(b)  Reports on Form 8-K.

     UniSource Energy and TEP filed the following current reports on Form 8-K during the quarter ended March 31, 2000:

     *  None.

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


                                   UNISOURCE ENERGY CORPORATION
                                   ----------------------------
                                             (Registrant)


Date:  May 11, 2000                /s/      Ira R. Adler
                                   ----------------------------
                                            Ira R. Adler
                                     Executive Vice President and Principal
                                            Financial Officer



                                   TUCSON ELECTRIC POWER COMPANY
                                   -----------------------------
                                             (Registrant)


Date:  May 11, 2000                /s/      Ira R. Adler
                                   -----------------------------
                                            Ira R. Adler
                                     Executive Vice President and Principal
                                            Financial Officer

                               EXHIBIT INDEX


     11 - Statement re computation of per share earnings - UniSource Energy. 12 - Computation of Ratio of Earnings to Fixed Charges - TEP.
     15 -  Letter regarding unaudited interim financial information.
     27a - Financial Data Schedule - TEP.
     27b - Financial Data Schedule - UniSource Energy.