Form 10-Q
period 2000-06-30
UNISOURCE ENERGY CORP; TUCSON ELECTRIC POWER CO
filed 2000-08-14
CIK 941138, 100122

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

  (Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended June 30, 2000

                                    OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________



                    Registrant; State of
Commission          Incorporation; Address            IRS Employer
File Number         and Telephone Number              Identification Number
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

      At August 4, 2000, 32,391,164 shares of UniSource Energy Corporation's Common Stock, no par value (the only class of Common Stock) were outstanding.

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



                      TABLE OF CONTENTS

                                                                Page
                                                                ----
Definitions......................................................iv
Review Report of Independent Accountants......................... 1

                  PART I - FINANCIAL INFORMATION

Item 1. -- Financial Statements
 UniSource Energy Corporation
  Comparative Condensed Consolidated Statements
   of Income (Loss).............................................. 2
  Comparative Condensed Consolidated Statements
   of Cash Flows................................................. 3
  Comparative Condensed Consolidated Balance Sheets.............. 4
 Tucson Electric Power Company
  Comparative Condensed Consolidated Statements of Income........ 5
  Comparative Condensed Consolidated Statements of
   Cash Flows.................................................... 6
  Comparative Condensed Consolidated Balance Sheets.............. 7
 Notes to Condensed Consolidated Financial Statements
 Note 1.  Regulatory Accounting.................................. 8
 Note 2.  Business Segments...................................... 8
 Note 3.  Millennium Energy Businesses........................... 9
 Note 4.  Debt Retirement and Issuance...........................10
 Note 5.  Contingencies..........................................11
 Note 6.  Income Taxes...........................................11
 Note 7.  New Accounting Standards...............................12
 Note 8.  Review by Independent Public Accountants...............12
 Note 9.  Other Reclassifications................................13

Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations
 Overview........................................................14
 Factors Affecting Results of Operations
   Competition
     Retail......................................................15
     TEP's Settlement Agreement and Retail Electric
      Competition Rules..........................................15
     Wholesale...................................................16
     Transmission Access.........................................16
   Regulatory Matters............................................17
   Market Risks..................................................18
 Results of Operations...........................................18
   Contribution by Business Segment..............................18
   Utility Sales and Revenues....................................19
   Operating Expenses............................................20
   Other Income (Deductions).....................................20
   Interest Expense..............................................21
 Results of Millennium Energy Businesses.........................21
   AET and Global Solar..........................................21
   MEH and NewEnergy.............................................21
   Nations Energy................................................22
 Dividends on Common Stock
   UniSource Energy..............................................22
   TEP...........................................................22
   Millennium....................................................22
 Liquidity and Capital Resources
   Cash Flows
     UniSource Energy............................................23
     TEP.........................................................23
   Investing and Financing Activities
     TEP
      Capital Expenditures.......................................24
      TEP Credit Agreement.......................................24
     Millennium -- Unregulated Energy Businesses
      Sale of NewEnergy, Inc.....................................24
      Capital Requirements.......................................24
 Safe Harbor for Forward-Looking Statements......................25

Item 3. -- Quantitative and Qualitative
  Disclosures About Market Risk..................................26


                 PART II - OTHER INFORMATION

Item 1. -- Legal Proceedings
 Tax Assessments.................................................27
 ACC Order on the Sierrita Contract..............................27
Item 4. -- Submission of Matters to a Vote of
 Security Holders................................................27
Item 5. -- Other Information
 Additional Financial Data.......................................28
Item 6. -- Exhibits and Reports on Form 8-K......................28
Signature Page...................................................29
Exhibit Index....................................................30





                                DEFINITIONS


The abbreviations and acronyms used in the 2000 Second Quarter Form 10-Q are defined below:


ACC................. Arizona Corporation Commission.
AET................. Advanced Energy Technologies, Inc., a wholly-owned subsidiary of Millennium.
Affected Utilities.. Electric utilities regulated by the ACC, including
                       TEP, Arizona Public Service, Citizens Utilities company, and several electric cooperatives.
Common Stock........ UniSource Energy's common stock, without par value.
Company............. UniSource Energy Corporation.
Cooling Degree Days. Calculated by subtracting 75 from the average of the high and low daily temperatures.
Credit Agreement.... Credit Agreement between TEP and a syndicate of banks, dated as of December 30, 1997.
ESP................. Energy Service Provider.
FAS 71.............. Statement of Financial Accounting Standards No. 71:
                       Accounting for the Effects of Certain Types of
                       Regulation.
FAS 101............. Statement of Financial Accounting Standards No. 101:
                       Regulated Enterprises-Accounting for the Discontinu-ation of FASB Statement No. 71.
FERC................ Federal Energy Regulatory Commission.
First Mortgage Bonds First mortgage bonds issued under the General First
                       Mortgage.
GAAP................ Generally Accepted Accounting Principles.
General First
 Mortgage........... The Indenture, dated as of April 1, 1941, of Tucson Gas,
                       Electric Light and Power Company to The Chase National Bank of the City of New York, as trustee, as supplemented and amended.
Global Solar........ Global Solar Holdings, L.L.C., a corporation which is
                       67% owned by AET and 33% owned by ITN.
Heating Degree Days. Calculated by subtracting the average of the high and low daily temperatures from 75.
ION................. ION International, Inc., a wholly-owned subsidiary of
                       Millennium.
IRS................. Internal Revenue Service.
ISO................. Independent System Operator.
ITC................. Investment tax credit.
ITN................. ITN Energy Systems, Inc., an unaffiliated company which owns 33% of Global Solar.
kWh................. Kilowatt-hour(s).
MEH................. MEH Corporation, a wholly-owned subsidiary of Millennium.
Millennium.......... Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UniSource Energy.
Nations Energy...... Nations Energy Corporation, a wholly-owned subsidiary of Millennium.
NewEnergy........... NewEnergy, Inc., formerly New Energy Ventures, Inc., a company in which a 50% interest was owned by MEH.
NOL................. Net Operating Loss carryforward for income tax purposes.
Rate Settlement..... TEP's Rate Settlement agreement approved by the
                       ACC in August 1998, which provides retail base price decreases over a two-year period.
Revolving Credit
 Facility........... $100 million revolving credit facility entered into under the Credit Agreement between a syndicate of banks
                       and TEP.
RTO................. Regional Transmission Organization.
Rules............... Retail Electric Competition Rules.
Settlement
 Agreement.......... TEP's Settlement Agreement approved by the ACC in
                       November 1999 provided for electric retail competition and transition asset recovery.
Springerville....... Springerville Generating Station.
Springerville Common
 Facilities......... Facilities at Springerville used in common with
                       Springerville Unit 1 and Springerville Unit 2 Generating Station.
Springerville Unit 1 Unit 1 of the Springerville Generating Station. Springerville Unit 1
 Lease.............. Leveraged lease arrangement relating to
                       Springerville Unit 1 and an undivided one-half
                       interest in certain Springerville Common Facilities.
TEP................. Tucson Electric Power Company, the principal subsidiary of UniSource Energy.
UniSource Energy.... UniSource Energy Corporation.



                         REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of UniSource Energy Corporation and to the Board of Directors of Tucson Electric Power Company



We have reviewed the accompanying condensed consolidated balance sheets of UniSource Energy Corporation and its subsidiaries (the Company) and of Tucson Electric Power Company and its subsidiaries (TEP) as of June 30, 2000, and the related condensed consolidated statements of income (loss) for each of the three-month and six-month periods ended June 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's and TEP's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheets and statements of capitalization of the Company and of TEP as of December 31, 1999, and the related consoli-dated statements of income, of changes in stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 2, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.



PricewaterhouseCoopers LLP
Los Angeles, California
August 10, 2000



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




UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                       Three Months Ended
                                                             June 30,
                                                         2000        1999
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $172,891    $158,194
 Sales for Resale                                       61,622      30,872
 Other                                                   2,563       4,506
                                                      ---------   ---------
    Total Operating Revenues                           237,076     193,572
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                               98,258      60,868
 Maintenance and Repairs                                15,350      14,667
 Other Operations                                       30,769      31,548
 Depreciation and Amortization                          27,761      21,005
 Amortization of Transition Recovery Asset               4,679           -
 Taxes Other Than Income Taxes                          12,512      12,396
 Capital Lease Expense                                       -      25,918
 Amortization of Springerville Unit 1 Allowance              -      (8,730)
 Income Taxes                                           (3,237)      3,392
                                                      ---------   ---------
    Total Operating Expenses                           186,092     161,064
                                                      ---------   ---------
      Operating Income                                  50,984      32,508
                                                      ---------   ---------
Other Income (Deductions)
 Interest Income                                         3,252       1,801
 Equity in Earnings (Losses) of Unconsolidated Entities (1,297)     (2,656)
 Other Income                                            1,482         613
 Income Taxes                                           (1,442)       (332)
                                                      ---------   ---------
    Total Other Income (Deductions)                      1,995        (574)
                                                      ---------   ---------
Interest Expense
 Long-Term Debt                                         17,155      16,797
 Interest on Capital Leases                             23,286           -
 Interest Imputed on Losses Recorded at Present Value        -       8,748
 Other Interest Expense                                  1,879       2,681
                                                      ---------   ---------
    Total Interest Expense                              42,320      28,226
                                                      ---------   ---------
Net Income (Loss)                                     $ 10,659    $  3,708
                                                      =========   =========
Average Shares of Common Stock Outstanding (000)        32,389      32,309
                                                      =========   =========
Basic Earnings (Loss) per Share                       $   0.33    $   0.11
                                                      =========   =========
Diluted Earnings (Loss) per Share                     $   0.32    $   0.11
                                                      =========   =========


See Notes to Condensed Consolidated Financial Statements.




UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                         Six Months Ended
                                                             June 30,
                                                         2000       1999
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $304,181    $286,214
 Sales for Resale                                      106,383      62,731
 Other                                                   4,114       6,763
                                                      ---------   ---------
    Total Operating Revenues                           414,678     355,708
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                              158,798     115,787
 Maintenance and Repairs                                23,694      24,304
 Other Operations                                       62,783      58,907
 Depreciation and Amortization                          55,218      44,118
 Amortization of Transition Recovery Asset               5,582           -
 Taxes Other Than Income Taxes                          24,874      24,690
 Capital Lease Expense                                       -      51,379
 Amortization of Springerville Unit 1 Allowance              -     (17,459)
 Income Taxes                                           (5,235)        (78)
                                                      ---------   ---------
    Total Operating Expenses                           325,714     301,648
                                                      ---------   ---------
      Operating Income                                  88,964      54,060
                                                      ---------   ---------
Other Income (Deductions)
 Interest Income                                         6,486       3,664
 Equity in Earnings (Losses) of Unconsolidated Entities (1,868)     (4,275)
 Other Income                                            3,828       1,323
 Income Taxes                                           (1,728)       (644)
                                                      ---------   ---------
    Total Other Income (Deductions)                      6,718          68
                                                      ---------   ---------
Interest Expense
 Long-Term Debt                                         34,029      33,122
 Interest on Capital Leases                             46,552           -
 Interest Imputed on Losses Recorded at Present Value        -      17,496
 Other Interest Expense                                  4,200       5,330
                                                      ---------   ---------
    Total Interest Expense                              84,781      55,948
                                                      ---------   ---------
Net Income (Loss)                                     $ 10,901    $ (1,820)
                                                      =========   =========
Average Shares of Common Stock Outstanding (000)        32,382      32,297
                                                      =========   =========
Basic Earnings (Loss) per Share                           0.34    $  (0.06)
                                                      =========   =========
Diluted Earnings (Loss) per Share                     $   0.33    $  (0.06)
                                                      =========   =========


See Notes to Condensed Consolidated Financial Statements.


UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
                                                             June 30,
                                                         2000       1999
                                                            (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Retail Customers                 $315,796    $296,616
  Cash Receipts from Sales for Resale                   86,296      61,526
  Fuel and Purchased Power Costs Paid                 (139,137)   (113,721)
  Wages Paid, Net of Amounts Capitalized               (33,070)    (36,969)
  Payment of Other Operations and Maintenance Costs    (49,863)    (49,698)
  Capital Lease Interest Paid                          (47,551)    (46,693)
  Taxes Paid, Net of Amounts Capitalized               (48,329)    (48,410)
  Interest Paid, Net of Amounts Capitalized            (36,541)    (36,221)
  Income Taxes Paid                                         (3)     (5,920)
  Interest Received                                      6,676       3,253
  Other                                                  3,880       3,030
                                                      ---------   ---------
    Net Cash Flows - Operating Activities               58,154      26,793
                                                      ---------   ---------
Cash Flows from Investing Activities
  Capital Expenditures                                 (53,139)    (42,633)
  Investments in and Loans to Millennium
    Energy Businesses                                   (5,443)     (5,050)
  Sale of Interest in Millennium Energy Businesses      19,950       4,050
  Investment in Lease Debt                             (27,633)    (15,728)
  Other Investments - Net                                  381         306
                                                      ---------   ---------
    Net Cash Flows - Investing Activities              (65,884)    (59,055)
                                                      ---------   ---------
Cash Flows from Financing Activities
  Proceeds from Issuance of Long-Term Debt                   -       1,977
  Payments to Retire Long-Term Debt                    (48,103)     (1,225)
  Payments to Retire Capital Lease Obligations         (22,817)    (16,611)
  Common Stock Dividends Paid                           (5,176)          -
  Other                                                  1,479       1,629
                                                      ---------   ---------
    Net Cash Flows - Financing Activities              (74,617)    (14,230)
                                                      ---------   ---------
Net Decrease in Cash and Cash Equivalents              (82,347)    (46,492)
Cash and Cash Equivalents, Beginning of Year           145,288     145,167
                                                      ---------   ---------
Cash and Cash Equivalents, End of Period              $ 62,941    $ 98,675
                                                      =========   =========



UNISOURCE ENERGY CORPORATION
SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION

                                                         Six Months Ended
                                                             June 30,
                                                         2000       1999
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Net Income (Loss)                                     $ 10,901    $ (1,820)
Adjustments to Reconcile Net Income (Loss)
 to Net Operating Cash Flows
  Depreciation and Amortization Expense                 55,218      44,043
  Deferred Income Taxes and Investment Tax Credit        1,680        (842)
  Lease Payments Deferred                                    -       9,670
  Amortization of Regulatory Assets & Liabilities,
   Net of Interest Imputed on Losses Recorded at
   Present Value                                         6,920       1,959
  Unremitted Losses of Unconsolidated Subsidiaries       1,868       3,816
  Other                                                   (368)      2,634
  Changes in Assets and Liabilities which Provided
    (Used) Cash Exclusive of Changes Shown Separately
    Accounts Receivable                                (35,015)    (11,101)
    Materials and Fuel                                   1,012      (7,640)
    Accounts Payable                                    19,896      (2,505)
    Taxes Accrued                                          948      (2,706)
    Other Current Assets and Liabilities                (8,681)     (7,516)
    Other Deferred Assets and Liabilities                3,775      (1,199)
                                                      ---------   ---------
Net Cash Flows - Operating Activities                 $ 58,154    $ 26,793
                                                      =========   =========


See Notes to Condensed Consolidated Financial Statements.



UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     June 30,   December 31,
                                                       2000        1999
                                                   (Unaudited)
---------------------------------------------------------------------------
ASSETS                                            - Thousands of Dollars -
Utility Plant
  Plant in Service                                  $2,339,690  $2,301,645
  Utility Plant Under Capital Leases                   741,446     741,446
  Construction Work in Progress                        107,719      96,565
                                                    ----------- -----------
    Total Utility Plant                              3,188,855   3,139,656
  Less Accumulated Depreciation and Amortization    (1,148,377) (1,105,371)
  Less Accumulated Depreciation of Capital Lease
   Assets                                             (318,930)   (304,429)
                                                    ----------- -----------
    Total Utility Plant - Net                        1,721,548   1,729,856
                                                    ----------- -----------
Investments and Other Property                         128,991     114,483
                                                    ----------- -----------
Current Assets
  Cash and Cash Equivalents                             62,941     145,288
  Accounts Receivable                                  102,941      67,926
  Materials and Fuel                                    41,107      42,119
  Deferred Income Taxes - Current                       16,771      17,148
  Prepaid Pension Costs                                 16,066      15,818
  Tax Settlement Deposit                                 4,487      13,471
  Other                                                 39,525      31,368
                                                    ----------- -----------
    Total Current Assets                               283,838     333,138
                                                    ----------- -----------
Deferred Debits - Regulatory Assets
  Transition Recovery Asset                            364,709     370,291
  Income Taxes Recoverable Through Future Revenues      76,656      79,497
  Other Regulatory Assets                                7,301       8,639
Deferred Debits - Other                                 17,237      20,351
                                                    ----------- -----------
    Total Deferred Debits                              465,903     478,778
                                                    ----------- -----------
Total Assets                                        $2,600,280  $2,656,255
                                                    =========== ===========


See Notes to Condensed Consolidated Financial Statements.


UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     June 30,   December 31,
                                                       2000       1999
                                                    (Unaudited)
---------------------------------------------------------------------------
                                                   - Thousands of Dollars -
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock                                      $  642,226  $  641,723
  Accumulated Deficit                                 (309,172)   (317,475)
                                                    ----------- -----------
  Common Stock Equity                                  333,054     324,248
  Capital Lease Obligations                            864,698     880,427
  Long-Term Debt                                     1,134,595   1,135,820
                                                    ----------- -----------
    Total Capitalization                             2,332,347   2,340,495
                                                    ----------- -----------
Current Liabilities
  Current Obligations Under Capital Leases              29,416      36,335
  Current Maturities of Long-Term Debt                   1,725      48,603
  Accounts Payable                                      51,787      34,068
  Interest Accrued                                      62,850      66,311
  Taxes Accrued                                         26,008      31,374
  Other                                                 15,993      18,038
                                                    ----------- -----------
    Total Current Liabilities                          187,779     234,729
                                                    ----------- -----------
Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    40,988      42,526
  Other                                                 39,166      38,505
                                                    ----------- -----------
    Total Deferred Credits and Other Liabilities        80,154      81,031
                                                    ----------- -----------
Total Capitalization and Other Liabilities          $2,600,280  $2,656,255
                                                    =========== ===========


See Notes to Condensed Consolidated Financial Statements.



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





TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                             June 30,
                                                         2000        1999
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $172,891    $158,194
 Sales for Resale                                       61,622      30,872
 Other                                                   1,057         917
                                                      ---------   ---------
    Total Operating Revenues                           235,570     189,983
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                               98,258      60,868
 Maintenance and Repairs                                15,350      14,667
 Other Operations                                       26,472      26,772
 Depreciation and Amortization                          27,662      20,962
 Amortization of Transition Recovery Asset               4,679           -
 Taxes Other Than Income Taxes                          12,360      12,192
 Capital Lease Expense                                       -      25,918
 Amortization of Springerville Unit 1 Allowance              -      (8,730)
 Income Taxes                                           (2,057)      3,958
                                                      ---------   ---------
    Total Operating Expenses                           182,724     156,607
                                                      ---------   ---------
      Operating Income                                  52,846      33,376
                                                      ---------   ---------
Other Income (Deductions)
 Interest Income                                         1,966       1,552
 Interest Income-Note Receivable from UniSource Energy   2,311       2,554
 Other Income                                              504         265
 Income Taxes                                           (1,933)     (1,166)
                                                      ---------   ---------
    Total Other Income (Deductions)                      2,848       3,205
                                                      ---------   ---------
Interest Expense
 Long-Term Debt                                         17,155      16,797
 Interest on Capital Leases                             23,273           -
 Interest Imputed on Losses Recorded at Present Value        -       8,748
 Other Interest Expense                                  1,879       2,681
                                                      ---------   ---------
    Total Interest Expense                              42,307      28,226
                                                      ---------   ---------

Net Income                                            $ 13,387    $  8,355
                                                      =========   =========


See Notes to Condensed Consolidated Financial Statements.


TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                         Six Months Ended
                                                             June 30,
                                                         2000        1999
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $304,181    $286,214
 Sales for Resale                                      106,383      62,731
 Other                                                   1,629       1,674
                                                      ---------   ---------
    Total Operating Revenues                           412,193     350,619
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                              158,798     115,787
 Maintenance and Repairs                                23,694      24,304
 Other Operations                                       55,345      50,395
 Depreciation and Amortization                          55,049      44,043
 Amortization of Transition Recovery Asset               5,582           -
 Taxes Other Than Income Taxes                          24,554      24,346
 Capital Lease Expense                                       -      51,379
 Amortization of Springerville Unit 1 Allowance              -     (17,459)
 Income Taxes                                           (3,119)      1,399
                                                      ---------   ---------
    Total Operating Expenses                           319,903     294,194
                                                      ---------   ---------
      Operating Income                                  92,290      56,425
                                                      ---------   ---------
Other Income (Deductions)
 Interest Income                                         4,002       3,017
 Interest Income-Note Receivable from UniSource Energy   4,637       5,079
 Other Income                                            1,017         797
 Income Taxes                                           (3,889)     (2,335)
                                                      ---------   ---------
    Total Other Income (Deductions)                      5,767       6,558
                                                      ---------   ---------
Interest Expense
 Long-Term Debt                                         34,029      33,122
 Interest on Capital Leases                             46,527           -
 Interest Imputed on Losses Recorded at Present Value        -      17,496
 Other Interest Expense                                  4,200       5,330
                                                      ---------   ---------
    Total Interest Expense                              84,756      55,948
                                                      ---------   ---------
Net Income                                            $ 13,301    $  7,035
                                                      =========   =========


See Notes to Condensed Consolidated Financial Statements.



TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
                                                             June 30,
                                                         2000       1999
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Retail Customers                 $315,796    $296,616
  Cash Receipts from Sales for Resale                   86,296      61,526
  Fuel and Purchased Power Costs Paid                 (139,137)   (113,721)
  Wages Paid, Net of Amounts Capitalized               (29,157)    (33,499)
  Payment of Other Operations and Maintenance Costs    (43,664)    (46,200)
  Capital Lease Interest Paid                          (47,525)    (46,693)
  Taxes Paid, Net of Amounts Capitalized               (48,082)    (48,143)
  Interest Paid, Net of Amounts Capitalized            (36,541)    (36,221)
  Income Taxes Paid                                         (3)     (5,918)
  Interest Received                                      4,300       2,787
  Other                                                     47         224
                                                      ---------   ---------
    Net Cash Flows - Operating Activities               62,330      30,758
                                                      ---------   ---------
Cash Flows from Investing Activities
  Capital Expenditures                                 (50,091)    (41,295)
  Investment in Lease Debt                                 132     (15,728)
  Other Investments - Net                                 (473)       (295)
                                                      ---------   ---------
    Net Cash Flows - Investing Activities              (50,432)    (57,318)
                                                      ---------   ---------
Cash Flows from Financing Activities
  Proceeds from Issuance of Long-Term Debt                   -       1,977
  Payments to Retire Long-Term Debt                    (48,103)     (1,225)
  Payments to Retire Capital Lease Obligations         (22,737)    (16,611)
  Other                                                  1,122       1,450
                                                      ---------   ---------
    Net Cash Flows - Financing Activities              (69,718)    (14,409)
                                                      ---------   ---------
Net Decrease in Cash and Cash Equivalents              (57,820)    (40,969)
Cash and Cash Equivalents, Beginning of Year            88,402     118,236
                                                      ---------   ---------
Cash and Cash Equivalents, End of Period              $ 30,582    $ 77,267
                                                      =========   =========


See Notes to Condensed Consolidated Financial Statements.


TUCSON ELECTRIC POWER COMPANY
SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION

                                                         Six Months Ended
                                                             June 30,
                                                         2000        1999
                                                            (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Net Income                                            $ 13,301    $  7,035
Adjustments to Reconcile Net Income to Net
 Operating Cash Flows
  Depreciation and Amortization Expense                 55,049      44,043
  Deferred Income Taxes and
   Investment Tax Credit                                 2,333         293
  Lease Payments Deferred                                    -       9,670
  Amortization of Regulatory Assets & Liabilities, Net
   of Interest Imputed on Losses Recorded at
   Present Value                                         6,920       1,959
  Interest Accrued on Note Receivable from UniSource
   Energy                                               (4,638)     (5,079)
  Other                                                  4,658       2,379
  Changes in Assets and Liabilities which Provided(Used)
    Cash Exclusive of Changes Shown Separately
    Accounts Receivable                                (33,448)    (10,811)
    Materials and Fuel                                   1,014      (6,383)
    Accounts Payable                                    19,946      (1,781)
    Taxes Accrued                                          465      (2,758)
    Other Current Assets and Liabilities                (4,829)     (6,633)
    Other Deferred Assets and Liabilities                1,559      (1,176)
                                                      ---------   ---------
Net Cash Flows - Operating Activities                 $ 62,330    $ 30,758
                                                      =========   =========


See Notes to Condensed Consolidated Financial Statements.



TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     June 30,  December 31,
                                                       2000       1999
                                                   (Unaudited)
---------------------------------------------------------------------------
ASSETS                                            - Thousands of Dollars -
Utility Plant
  Plant in Service                                  $2,339,690  $2,301,645
  Utility Plant Under Capital Leases                   741,446     741,446
  Construction Work in Progress                        107,719      96,565
                                                    ----------- -----------
    Total Utility Plant                              3,188,855   3,139,656
  Less Accumulated Depreciation and Amortization    (1,148,377) (1,105,371)
  Less Accumulated Depreciation of Capital Lease
   Assets                                             (318,930)   (304,429)
                                                    ----------- -----------
    Total Utility Plant - Net                        1,721,548   1,729,856
                                                    ----------- -----------
Investments and Other Property                          66,874      67,838
                                                   ----------- -----------
Note Receivable from UniSource Energy                   74,770      70,132
                                                    ---------- -----------
Current Assets
  Cash and Cash Equivalents                             30,582      88,402
  Accounts Receivable                                  104,187      70,739
  Materials and Fuel                                    41,021      42,035
  Deferred Income Taxes - Current                       16,488      17,190
  Prepaid Pension Costs                                 16,066      15,818
  Tax Settlement Deposit                                 4,487      13,471
  Other                                                  9,155       6,249
                                                    ----------- -----------
    Total Current Assets                               221,986     253,904
                                                    ----------- -----------
Deferred Debits - Regulatory Assets
  Transition Recovery Asset                            364,709     370,291
  Income Taxes Recoverable Through Future Revenues      76,656      79,497
  Other Regulatory Assets                                7,301       8,639
Deferred Debits - Other                                 17,237      20,351
                                                    ----------- -----------
    Total Deferred Debits                              465,903     478,778
                                                    ----------- -----------
Total Assets                                        $2,551,081  $2,600,508
                                                    =========== ===========


See Notes to Condensed Consolidated Financial Statements.



TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     June 30,  December 31,
                                                       2000       1999
                                                    (Unaudited)
---------------------------------------------------------------------------
                                                  - Thousands of Dollars -
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock                                      $  647,738  $  647,366
  Capital Stock Expense                                 (6,357)     (6,357)
  Accumulated Deficit                                 (357,574)   (370,875)
                                                    ----------- -----------
  Common Stock Equity                                  283,807     270,134
  Capital Lease Obligations                            864,334     880,111
  Long-Term Debt                                     1,134,595   1,135,820
                                                    ----------- -----------
    Total Capitalization                             2,282,736   2,286,065
                                                    ----------- -----------
Current Liabilities
  Current Obligations Under Capital Leases              29,303      36,263
  Current Maturities of Long-Term Debt                   1,725      48,603
  Accounts Payable                                      60,633      42,864
  Interest Accrued                                      62,850      66,311
  Taxes Accrued                                         21,889      27,738
  Other                                                 15,139      15,289
                                                    ----------- -----------
    Total Current Liabilities                          191,539     237,068
                                                    ----------- -----------
Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    37,703      38,913
  Other                                                 39,103      38,462
                                                    ----------- -----------
    Total Deferred Credits and Other Liabilities        76,806      77,375
                                                    ----------- -----------
Total Capitalization and Other Liabilities          $2,551,081  $2,600,508
                                                    =========== ===========


See Notes to Condensed Consolidated Financial Statements.



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------

NOTE 1.  REGULATORY ACCOUNTING
-------------------------------------------------

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

     In November 1999, upon approval by the ACC of a Settlement Agreement relating to recovery of TEP's transition costs and standard retail rates, we discontinued application of FAS 71 to our generation operations. As a result, many costs in the UniSource Energy and TEP income statements are reflected in different line items in 2000 than they were in 1999. The primary differences are:

 - In 2000, amortization of our capital lease assets and interest related to Capital Leases are reflected in Depreciation and Amortization and Interest on Capital Leases, respectively. Through October 1999, these expenses were included as Capital Lease Expense.

 - Amortization of Springerville Unit 1 Allowance and Interest Imputed on Losses Recorded at Present Value are no longer presented in 2000. In November 1999, the unamortized balance of the Springerville Unit 1 Allowance reduced the Springerville Unit 1 capital lease amount.

 - Amortization of Transition Recovery Asset appears as an expense beginning in November 1999.

 - Amortization of Investment Tax Credit no longer contributes to Income Taxes included in Other Income (Deductions) in 2000. All ITC was recognized in November 1999.

     We continue to apply FAS 71 to our regulated operations, the distribution and transmission portions of TEP's business. To apply the accounting policies and practices of FAS 71, the following conditions must exist:
 - an independent regulator sets rates;
 - the regulator sets the rates to cover specific costs of delivering service; and
 - the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

     We periodically assess whether we can continue to apply FAS 71 to these operations. If we stopped applying FAS 71 to TEP's remaining regulated operations, we would write off the related balances of TEP's regulatory assets as a charge in our income statement. Based on the balances of TEP's regulatory assets at June 30, 2000, if we had stopped applying FAS 71 to TEP's remaining regulated operations, we would have recorded a net after-tax extraordinary loss of approximately $270 million. While regulatory orders and market conditions may affect our cash flows, our cash flows would not be affected if we stopped applying FAS 71.


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

     The other reportable business segment is comprised of the unregulated energy businesses of Millennium:

 - Advanced Energy Technologies, Inc. (AET) which owns 67% of Global Solar Holdings, L.L.C. (Global Solar), a developer and manufacturer of photovoltaic materials. In June 2000, our share of Global Solar increased from 50% to 67%. See Note 3;

 - Nations Energy Corporation (Nations Energy) which is an independent power developer. See Note 3 regarding the sale of Nations Energy
Holland Holding;

 - Southwest Energy Solutions, Inc. which provides energy support services to electric consumers; and

 - ION International, Inc. which provides technology applications for efficient use of energy.

We disclose selected financial data for our business segments in the following table:


                                 Segments
                            ----------------------
                                                            UniSource
                                             Reconciling      Energy
                          TEP    Millennium  Adjustments  Consolidated
----------------------------------------------------------------------
                                     - Thousands of Dollars  -
Income Statement
----------------
Three months ended
 June 30, 2000:
  Operating Revenues   $235,570     $ 1,609      $ (103)     $237,076
----------------------------------------------------------------------
  Net Income (Loss)
  Before Income Taxes    13,263      (2,246)     (2,153)        8,864
----------------------------------------------------------------------
  Net Income (Loss)      13,387      (1,433)     (1,295)       10,659
----------------------------------------------------------------------


                                 Segments
                            ----------------------
                                                            UniSource
                                             Reconciling      Energy
                          TEP    Millennium  Adjustments  Consolidated
----------------------------------------------------------------------
                                     - Thousands of Dollars  -
Three months ended
 June 30, 1999:
  Operating Revenues    189,983       3,601         (12)      193,572
----------------------------------------------------------------------
  Net Income (Loss)
  Before Income Taxes    13,479      (3,607)     (2,440)        7,432
----------------------------------------------------------------------
  Net Income (Loss)       8,355      (3,180)     (1,467)        3,708
----------------------------------------------------------------------
Six months ended
 June 30, 2000:
  Operating Revenues   $412,193     $ 2,663      $ (178)     $414,678
----------------------------------------------------------------------
  Net Income (Loss)
  Before Income Taxes    14,071      (2,627)     (4,050)        7,394
----------------------------------------------------------------------
  Net Income (Loss)      13,301          36      (2,436)       10,901
----------------------------------------------------------------------
Six months ended
 June 30, 1999:
  Operating Revenues    350,619       5,228        (139)      355,708
----------------------------------------------------------------------
  Net Income (Loss)
  Before Income Taxes    10,769      (7,231)     (4,792)       (1,254)
----------------------------------------------------------------------
  Net Income (Loss)       7,035      (5,973)     (2,882)       (1,820)
----------------------------------------------------------------------
Balance Sheet
-------------
Total Assets,
June 30, 2000         2,551,081     140,125     (90,926)    2,600,280
Total Assets,
December 31, 1999     2,600,508     100,289     (44,542)    2,656,255
----------------------------------------------------------------------

Intersegment revenues are not material. The reconciling adjustments include the following:

 - Elimination of TEP's Note Receivable from UniSource Energy and related interest; and
 - Elimination of intercompany activity and balances.


NOTE 3. MILLENNIUM ENERGY BUSINESSES
-------------------------------------

  Sale of Interest in Nations Holland and COPESA Market Adjustment

     In January 2000, Nations Energy sold Nations Energy Holland Holding, including its minority interest in a power project located in the Czech Republic. Nations Energy recorded a pre-tax gain of $2.5 million on the sale. Nations Energy received $20 million in cash proceeds from the sale which is reflected in the Cash Flows from Investing Activities in the UniSource Energy cash flow statement for the six months ended June 30, 2000.

     In March 2000, Nations International, a wholly owned subsidiary of Nations Energy, recorded a $1.4 million decrease in the market value of its minority interest investment in a project in Panama. At June 30, 2000, Nations International's investment in this project was $3.2 million. Nations International intends to sell its 40% equity interest in this project. We can not predict whether future market adjustments will be necessary for this project.

  Additional Interest Acquired in Global Solar

     Effective June 1, 2000, AET increased its ownership percentage in Global Solar from 50% to 67%. The remaining 33% of Global Solar is owned by ITN Energy Systems, Inc. (ITN). Millennium and ITN finalized the agreement in which ITN transferred its rights to certain assets and proprietary and intellectual property, including thin-film battery technology, to Global Solar. Millennium has agreed to contribute to Global Solar up to $14 million in additional equity. As of June 30, 2000, Millennium funded $7.9 million under this agreement, including $4.2 million in the second quarter of 2000.

     Because we own 67% of Global Solar as of June 1, 2000, it is consolidated with UniSource Energy for financial reporting purposes. Previously, AET reported Global Solar's earnings (losses) using the equity method. By the end of 1999, all of ITN's equity contributions had been written down to zero for financial reporting purposes. As a result, minority interest is not reflected in the financial statements and AET records 100% of Global Solar's losses for accounting purposes. When Global Solar generates net income, AET will recognize 100% of net income to the extent AET's recognized losses are greater than AET's ownership percentage of such losses.

  NewEnergy Note Receivable and Expiration of Guarantees

     In consideration for the July 1999 sale of Millennium's 50% interest in NewEnergy to The AES Corporation (AES), Millennium received shares of AES common stock, which were sold in the third quarter of 1999, and two $11.4 million promissory notes issued by NewEnergy. The maturity dates of the promissory notes are July 23, 2000 and July 23, 2001. In July 2000, Millennium collected $11.4 million from NewEnergy as scheduled.

     Subsequent to the sale of NewEnergy in July 1999, all guarantees of performance bonds and contractual obligations that UniSource Energy made on behalf of NewEnergy have been terminated.

  Reclassification of Millennium Energy Businesses Results

     The operating revenues and expenses from the Millennium Energy Businesses are currently included as part of UniSource Energy's Operating Revenues and Operating Expenses. Previously, these revenues and expenses were included in the Millennium Energy Businesses line item in the Other Income and Deduction section of the income statement. The income statements for the three- and six-months ended June 30, 1999 have been reclassified to conform to the new presentation.

NOTE 4.  DEBT RETIREMENT AND ISSUANCE
-------------------------------------

  Retirement of 12.22% First Mortgage Bonds

     In June 2000, TEP retired its remaining $46.9 million principal amount of 12.22% First Mortgage Bonds as scheduled.

  Revolving Credit Facility

     As of June 30, 2000, TEP had no borrowings under its Revolving Credit Facility. However, TEP borrowed $25 million under its Revolving Credit Facility in July 2000, which was repaid in August 2000.
Proceeds were used to fund on-going cash expenditures.


NOTE 5.  CONTINGENCIES
----------------------

  Income Tax Assessments

     In February 1998, the IRS issued an income tax assessment for the 1992 and 1993 tax years. The IRS challenged our treatment of various items relating to a 1992 financial restructuring, including the amount of NOL and ITC generated before December 1991 that may be used to reduce taxes in future periods. In the second quarter of 2000, we resolved the 1992 and 1993 audits. In the second quarter we also received an IRS assessment related to tax years 1994, 1995, and 1996. After reviewing the impact of these items on our accrued tax liabilities and the potential for assessments related to later tax years, we reversed $7 million of the deferred tax valuation allowance. See Note 6 regarding the $7 million reduction of the valuation allowance.

     Due to the financial restructuring, a change in TEP's ownership occurred for tax purposes in December 1991. As a result, our use of the NOL and ITC generated before 1992 is limited under the tax code. At December 31, 1999, pre-1992 federal NOL and ITC carryforwards were approximately $187 million and $20 million, respectively. In addition to the pre-1992 NOL and ITC which are subject to the limitation, $175 million of federal NOL at December 31, 1999, is not subject to the limitation. Because of the valuation allowance amounts recorded, we do not expect these annual limitations to have a material adverse impact on the financial statements.

  ACC Order on the Sierrita Contract

     On May 14, 1999, TEP filed a complaint with the ACC against Cyprus Sierrita Corporation (now known as Phelps Dodge Sierrita, Inc.) (Sierrita) over energy costs that TEP charged to Sierrita under an ACC-approved contract. Sierrita has disputed these charges. The dispute concerns the proper method of calculating energy charges under the contract. TEP has not recorded revenue for these disputed energy charges billed to Sierrita. In March 2000, the ACC ruled in favor of TEP and ordered Sierrita to pay the disputed charges from May 14, 1999 forward. Sierrita has appealed the ACC's order, and we are unable to predict the resolution of the appeal, but anticipate that the appeal process will take between one and two years. If TEP ultimately prevails, TEP would recognize pre-tax income equal to the disputed amounts billed after May 14, 1999. At June 30, 2000, this amounted to $2 million.


NOTE 6.  INCOME TAXES
---------------------

The differences between the income tax expense (benefit) and the amount obtained by multiplying income before income taxes by the U.S.
statutory federal income tax rate are as follows:

                                            UniSource Energy
                                ---------------------------------------
                                Three Months Ended    Six Months Ended
                                    June 30,              June 30,
                                 2000       1999        2000       1999
                                ---------------------------------------
                                       - Thousands of Dollars -
Federal Income Tax (Benefit)
 Expense at Statutory Rate     $ 3,102   $  2,601  $  2,588    $  (439)
  State Income Tax (Benefit)
   Expense, Net of Federal
   Deduction                       435        361       363        (61)
  Depreciation Differences
   (Flow Through Basis)          1,574        356     2,135        682
  Reduction in Valuation
  Allowance - Benefit
  (see Note 5)                  (7,000)         -    (7,000)         -
  Investment Tax Credit
   Amortization                      -       (700)        -     (1,400)
  Foreign Operations of
   Millennium Energy Businesses     62      1,065    (1,674)     1,678
  Other                             32         41        81        106
                               --------  ---------  --------  ---------
Total (Benefit) Expense for
 Federal and State Income
 Taxes                         $(1,795)  $ (3,724)  $(3,507)   $   566
                               ========  =========  ========  =========



                                                   TEP
                                ---------------------------------------
                                Three Months Ended     Six Months Ended
                                    June 30,                June 30,
                                 2000       1999        2000       1999
                                ---------------------------------------
                                       - Thousands of Dollars -
Federal Income Tax Expense
 at Statutory Rate             $ 4,642   $  4,718   $ 4,925   $  3,769
 State Income Tax Expense,
  Net of Federal Deduction         650        654       689        523
 Depreciation Differences
  (Flow Through Basis)           1,574        356     2,135        682
 Reduction in Valuation
  Allowance - Benefit
  (see Note 5)                  (7,000)         -    (7,000)         -
 Investment Tax Credit
  Amortization                       -       (700)        -     (1,400)
 Other                              10         96        21        160
                               --------  ---------   -------  ---------
Total (Benefit) Expense for
Federal and State Income Taxes $  (124)   $ 5,124   $   770   $  3,734
                               ========  =========  ========  =========


     Income taxes are included in the income statements as follows:

                                            UniSource Energy
                               ---------------------------------------
                               Three Months Ended     Six Months Ended
                                    June 30,               June 30,
                                2000       1999        2000       1999
                               ---------------------------------------
                                       - Thousands of Dollars -
Operating Expenses             $(3,237)   $  3,392  $(5,235)   $   (78)
Other Income (Deductions)        1,442         332    1,728        644
                               --------   --------  --------   --------
Total Income Tax (Benefit)
 Expense                       $(1,795)   $  3,724  $(3,507)   $   566
                               ========  =========  ========  =========

                                                  TEP
                               ---------------------------------------
                               Three Months Ended     Six Months Ended
                                    June 30,               June 30,
                                2000       1999        2000       1999
                               ---------------------------------------
                                       - Thousands of Dollars -
Operating Expenses             $(2,057)   $ 3,958   $(3,119)   $ 1,399
Other Income (Deductions)        1,933      1,166     3,889      2,335
                               --------  ---------  --------  ---------
Total Income Tax (Benefit)
 Expense                       $  (124)   $ 5,124   $   770    $ 3,734
                               ========  =========  ========  =========



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


NOTE 8.  REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS
-------------------------------------------------

      With respect to the unaudited condensed consolidated financial information of UniSource Energy and TEP for the three-month and six-month periods ended June 30, 2000 and 1999, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 10, 2000, appearing herein, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of section 11 of the Securities Act of 1933 for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of sections 7 and 11 of the Act.


NOTE 9.  OTHER RECLASSIFICATIONS
--------------------------------

     In addition to the reclassifications discussed in Note 3, we have made reclassifications to the prior year financial statements for comparative purposes. These reclassifications had no effect on net income.



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

     Management's Discussion and Analysis centers on the general financial condition and the results of operations for UniSource Energy and its two primary business segments, the electric utility business of TEP and the unregulated energy businesses of Millennium, and includes the following:

     * operating results during the second quarter and the first six months of 2000 compared with the same periods in the prior year,
     * changes in liquidity and capital resources during the second quarter and first six months of 2000, and
     * expectations of identifiable material trends which may affect our business in the future.

      TEP is the principal operating subsidiary of UniSource Energy and accounts for substantially all of its assets and revenues. The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis. The seasonal nature of the electric utility business causes operating results to vary significantly from quarter to quarter. The results from the energy related businesses of Millennium and certain of its subsidiaries and interests have also had an impact on earnings reported by UniSource Energy for the quarters and the sixth month periods ended June 30, 2000 and 1999.

     Management's Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements, beginning on page 2, which present the results of operations for the quarters and sixth month periods ended June 30, 2000 and 1999. Management's Discussion and Analysis explains the differences between periods for specific line items of the Condensed Consolidated Financial Statements.

OVERVIEW
--------

     UniSource Energy recorded net income of $10.7 million for the second quarter of 2000, and net income of $10.9 million for the first six months of 2000. This compares with a net income of $3.7 million in the second quarter of 1999 and a net loss of $1.8 million for the first six months of 1999. Second quarter net income for 2000 was higher than second quarter net income for 1999 due primarily to stronger kWh sales by TEP and the recognition of tax benefits from the resolution of various tax audit issues. The net income for the first six months of 2000 increased over the prior year period due primarily to stronger kWh sales by TEP, the recognition of tax benefits mentioned above and a gain on the sale of a minority interest in a power project of one of our unregulated energy businesses in the first quarter 2000. See Results of Operations below for further detail.

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

      Our financial prospects are also subject to uncertainties relating to the start-up and developmental activities of the Millennium Energy Businesses segment. At June 30, 2000, Millennium's unregulated energy-related affiliates comprised approximately 5% of total assets, but at times have had a significant impact on our consolidated net income and cash flows. We continue to evaluate these affiliates for opportunities to realize value from our investments. In the third quarter of 1999, we sold our ownership interest in affiliate NewEnergy and recorded a pre-tax gain of $35 million on the transaction. In January 2000, we sold our interest in a power project in which Nations Energy had invested, recording a pre-tax gain of $2.5 million on the transaction. See Results of Millennium Energy Businesses below.

     Our consolidated capital structure remains highly leveraged. Since April 1997, however, we have made significant progress in our financial strategy to reduce TEP refinancing risk by extending maturities of long-term debt and letters of credit and by reducing exposure to variable interest rates by refinancing over $475 million in variable rate debt with fixed interest rate securities. With a more stabilized regulatory outlook and with ongoing improvements in our capital structure, UniSource Energy paid its first dividend to common shareholders in March 2000. We had not paid a common dividend to public shareholders since 1989. See Dividends on Common Stock and Investing and Financing Activities, below.

       TEP's  capital  requirements include construction  expenditures  and scheduled maturities of debt and capital lease obligations. During the next twelve months, TEP expects to be able to fund operating activities and construction expenditures with internal cash flows, existing cash balances, and, when necessary, borrowings under the Revolving Credit Facility. Millennium's unregulated energy businesses will continue to require additional funding to meet their capital and credit needs. We expect to use existing cash balances to fulfill these needs, or if necessary, we may seek investments by unaffiliated parties to meet the ongoing capital requirements of some of these businesses. See Liquidity and Capital Resources, Investing and Financing Activities, below.


FACTORS AFFECTING RESULTS OF OPERATIONS
---------------------------------------

     COMPETITION
     -----------

     RETAIL

     The electric utility industry is undergoing significant regulatory change designed to encourage competition in the sale of electricity and related services. Approximately 20% of TEP's retail customers are currently eligible to choose an alternate energy supplier. However, no competitors are currently providing electric service to customers in our retail service area nor has TEP lost any significant customers to self-generation. It is likely that, with open access in our retail service territory, some customers will elect to purchase their energy requirements from other energy suppliers when available. TEP also competes against gas service suppliers and others who provide energy services.

     TEP'S SETTLEMENT AGREEMENT AND RETAIL ELECTRIC COMPETITION RULES

     In November 1999, the ACC approved the Settlement Agreement that was entered into between TEP and certain customer groups relating to recovery of TEP's transition recovery assets and unbundling of tariffs. For TEP, the Retail Electric Competition Rules (Rules) provide a framework for the introduction of retail electric competition in Arizona. Direct access to competitive electricity by customers became effective in January 2000, 60 days after the effective date of the Settlement Agreement. However, certain conditions must be met before competitive electricity will be sold in TEP's service territory, such as certification of Energy Service Providers (ESPs) by the ACC and execution of and compliance with direct access service agreements by ESPs and other service providers with TEP. Currently, no ESPs have met all the necessary conditions to sell electricity in TEP's service territory.

      As required by the Rules consumer choice for energy supply beginning in 2000 will be phased in until January 1, 2001 when consumer choice will be available to all customers.

      In accordance with the Rate Settlement Agreement approved by the ACC in 1998, TEP decreased rates to retail customers by 1.1% on July 1, 1998, 1% on July 1, 1999 and 1% on July 1, 2000. These reductions apply to all retail customers except for certain customers that have negotiated non-standard rates. In accordance with the Settlement Agreement approved in November 1999, now that these three rate reductions have occurred TEP's retail rates will be frozen until December 31, 2008, except under certain circumstances. TEP will recover the costs of transmission and distribution under regulated unbundled rates. TEP's frozen rates will include two Competition Transition Charge (CTC) components, a Fixed CTC and a Floating CTC, which are designated for the recovery of its transition recovery assets.

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

     Lawsuits have been filed in Maricopa County Superior Court challenging the ACC's Retail Electric Competition Rules order and in the Arizona Court of Appeals challenging the ACC's order approving TEP's Settlement Agreement. It has been contended that allowing marketplace competition to determine
rates  violates the ACC's  constitutional duty  to set rates.   On July 12,
2000 a Maricopa County Superior Court judge issued a preliminary ruling on the consolidated cases that generally upheld the Retail Electric Competition Rules but concluded that some of the Rules were invalid. Specifically, the court held that several non-ratemaking Rules were required to be submitted to the Arizona Attorney General for certification. Additionally, the judge determined that, in determining rates, the Arizona Constitution requires the ACC to consider the fair value of the property of an ESP upon its certification. Based on the judge's decision, the ACC can decide to permit marketplace competition to determine rates, as it has already done
in  the  Rules.   However, since  the Rules  do  not  require a  fair value
determination, the judge ruled them unconstitutional regarding this matter. The action in the Arizona Court of Appeals is still pending.

      The Retail Electric Competition Rules are still in effect pending submission of proposed forms of judgment for the court's consideration. The parties to the consolidated case will submit forms of judgment which will establish the specific impact of the court's ruling. We cannot predict the outcome of these actions.

     WHOLESALE

     TEP competes with other utilities, power marketers and independent power producers in the sale of electric capacity and energy at market-based rates in the wholesale market. We expect competition to sell capacity and energy to remain vigorous. Competition for the sale of capacity and energy is influenced by the following factors:

     *  availability of capacity in the southwestern United States;
     * restructuring of the electric utility industry in Arizona, California and other western states;
     *  the availability and prices of natural gas, oil and coal;
     *  spot energy prices;
     *  effect of precipitation on temperature; and
     *  transmission access.

    TRANSMISSION ACCESS

     In December 1999, the FERC issued FERC Order No. 2000 which requires all public utilities that are transmission owners to file a proposal for a Regional Transmission Organization (RTO) by October 15, 2000. An RTO is an organization or institution which is envisioned by the FERC to operate an electric transmission system on a regional basis, enhance operational transmission efficiencies and reliability. The FERC has not dictated specific RTO structures but has instead adopted a flexible approach to considering proposed organizational structures, including the possibility of a transmission company which would own and operate all of the transmission assets in a particular region. As an alternative to an RTO proposal, transmission-owning public utilities must file a description of any efforts made by the utility to participate in an RTO, the reasons for not participating and any obstacles to participation, and any plans for further work toward participation. This order is a culmination of the FERC's efforts to promote the regional development of transmission system operation and contemplates that RTOs will be operational by December 15, 2001. While FERC Order 2000 takes a voluntary approach to participation in RTOs, the FERC has indicated that it will take any action it considers necessary, including requiring RTO formation, to address any undue market power that may exist on the part of transmission owners.

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

     Under GAAP, FAS 71 must be discontinued once sufficiently detailed deregulation guidance is issued for a separable portion of a business. However, a company may continue to recognize regulatory assets formerly associated with the deregulated portion of the business, to the extent the transition plan provides for their recovery through the regulated transmission and distribution portion of the business.

     Effective November 1, 1999, TEP stopped applying FAS 71 to its generation operations because the Settlement Agreement provided sufficient details regarding the deregulation of TEP's generation operations. As a result, we changed certain accounts in our financial statements. See Regulatory Matters in the 1999 Form 10-K for a discussion of these accounting changes.

     We  continue to apply  FAS 71 in accounting  for the  distribution and transmission portions of TEP's business, our regulated operations. We periodically assess whether we can continue to apply FAS 71. If we stopped applying FAS 71 to TEP's remaining regulated operations, we would write off the related balances of TEP's regulatory assets as a charge in our income statement. Based on the balances of TEP's regulatory assets at June 30, 2000, if we had stopped applying FAS 71 to TEP's remaining regulated operations, we would have recorded a net after-tax extraordinary loss of approximately $270 million. While regulatory orders and market conditions may affect our cash flows, our cash flows would not be affected if we stopped applying FAS 71.

See Note 1 of Notes to Condensed Consolidated Financial Statements, Regulatory Accounting.


     MARKET RISKS
     ------------

      We are potentially exposed to various forms of market risk. Changes in interest rates, returns on marketable securities, changes in foreign currency exchange rates, and changes in commodity prices may affect our
future   financial  results.   TEP  currently  uses  derivative   commodity
instruments such as forward contracts to buy or sell energy, but does not use derivative commodity or derivative financial instruments for either trading or speculative purposes. In the future TEP will evaluate to what extent, if any, it may use derivative financial and commodity instruments in the normal course of its business. The market risks described above have not changed materially from the market risks reported in the 1999 Form 10-K.


RESULTS OF OPERATIONS
---------------------

     UniSource Energy recorded net income of $10.7 million or $0.33 per average share of Common Stock in the second quarter of 2000, and net income of $10.9 million or $0.34 per share in the first six months of 2000. This compares with net income of $3.7 million or $0.11 per average share of Common Stock in the second quarter of 1999, and a net loss of $1.8 million or $0.06 per share in the first six months of 1999.

     The primary factors affecting the results of operations in the second quarter of 2000 relative to the same period in 1999 were increased kWh sales by TEP and a benefit due to the successful resolution of various tax issues and continued evaluation of reserves for future tax liabilities. Energy sales increased due to an increase in retail customers and the effects of warmer weather. Net tax benefits in the second quarter totaled $6 million. The primary factors affecting the results of operations for the first six months of 2000 relative to the same period in 1999 were increased kWh sales by TEP, a $2.5 million pre-tax gain on the sale of a minority interest in a power project by Nations Energy in the first quarter of 2000 and the recognition of tax benefits described above.

  CONTRIBUTION BY BUSINESS SEGMENT

      The table below shows the contributions to our consolidated after-tax earnings by our two business segments, as well as parent company expenses and inter-company eliminations, for the second quarter and first six months of 2000 and 1999, respectively:



                      Three Months Ended June 30,    Six Months Ended June 30,
                      ----------------------------   --------------------------
                              (Millions)                    (Millions)
-------------------------------------------------------------------------------
  Business Segment                 2000     1999                 2000     1999
-------------------------------------------------------------------------------
                       -Thousands of Dollars-         -Thousands of Dollars-
  Electric Utility                $13.4    $ 8.4                $13.3    $ 7.0
  Millennium Energy Businesses     (1.4)    (3.2)                 0.0     (6.0)
  Parent Company and Inter-
  Company Eliminations             (1.3)    (1.5)                (2.4)    (2.8)
-------------------------------------------------------------------------------
   Consolidated Net Income (Loss) $10.7    $(3.7)               $10.9    $(1.8)
===============================================================================



      Parent company results include the after-tax interest expense accrued on a note payable from UniSource Energy to TEP. This note was provided to TEP in exchange for the stock of Millennium in January 1998. Electric utility results include interest income from this note.

     TEP's electric utility business accounts for substantially all of UniSource Energy's assets and revenues. The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis. The following discussion is related to TEP's utility operations, unless otherwise noted. The results of Millennium's unregulated energy businesses are discussed in Results of Millennium Energy Businesses below.

     Results for the second quarter include the reclassification of some of the results of our Millennium Energy Businesses in revenues and expenses. Previously, these results were reported in Other Income (Deductions). See
Note 3 of Notes to Condensed Consolidated Financial Statements, Millennium Energy Businesses.

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

     TEP will experience downward pressure on earnings due to the changes in expense recognition as a result of ceasing to apply FAS 71 to our generation operations. However, TEP expects that the changes in expense recognition may be offset, and earnings provided by, the following factors:

     * customer growth in TEP's service territory is expected to continue at approximately 2% annually over the next five years;
     * margins on wholesale sales are expected to increase as market prices in the region increase over time; and
     * a portion of free cash flow may be used to reduce TEP's debt, thereby lowering interest expense.


  UTILITY SALES AND REVENUES

      Comparisons of TEP's kilowatt-hour sales and electric revenues are shown below:

                                                           Increase
                                                     -------------------
Three Months Ended June 30,       2000       1999      Amount  Percent
-------------------------------   ----       ----      ------  -------
Electric kWh Sales (000):
   Retail Customers             2,127,117  1,945,855  181,262    9.3%
   Sales for Resale             1,226,142    997,556  228,586   22.9%
                                ---------  ---------  -------
       Total                    3,353,259  2,943,411  409,848   13.9%
                                =========  =========  =======

Electric Revenues (000):
   Retail Customers              $172,891  $158,191   $14,700    9.3%
   Sales for Resale                61,622    30,872    30,750   99.6%
                                 --------  --------   ------
       Total                     $234,513  $189,063   $45,450   24.0%
                                 ========  ========   =======



                                                           Increase
                                                     -------------------
Six Months Ended June 30,         2000       1999      Amount  Percent
-------------------------------   ----       ----      ------  -------
Electric kWh Sales (000):
   Retail Customers             3,848,714  3,608,398  240,316    6.7%
   Sales for Resale             2,717,803  2,176,842  540,961   24.9%
                                ---------  ---------  -------
       Total                    6,566,517  5,785,240  781,277   13.5%
                                =========  =========  =======

Electric Revenues (000):
   Retail Customers              $304,181  $286,214   $17,967    6.3%
   Sales for Resale               106,383    62,731    43,652   69.6%
                                 --------  --------   -------
       Total                     $410,564  $348,945   $61,619   17.7%
                                 ========  ========   =======


      TEP's kWh sales to retail customers increased by 9.3% in the second quarter of 2000 compared with the same period in 1999. The retail kWh sales increase was due to a 2.9% increase in the number of retail customers and warmer spring temperatures as measured by a 40% increase in Cooling Degree Days compared with the second quarter of 1999. Retail revenues increased by 9.3% in the second quarter of 2000 compared with the same period in 1999, reflecting the higher kWh sales offset, in part, by the impact of the 1.0% rate decrease effective July 1, 1999. For the first six months of 2000, retail kWh sales increased 6.7% compared with the same period in 1999 as a result of an increase in retail customers and an increase in Heating and Cooling Degree Days for the first and second quarters, respectively. Retail revenues increased 6.3% due to increased retail kWh sales.

      Kilowatt-hour sales for resale increased 22.9% and the related revenues doubled in the second quarter of 2000 compared with the same period in 1999. Wholesale sales volume increased primarily from an increase in short-term buy/resale activity. Market prices were significantly higher in the three months ended June 30, 2000 than in the same prior year quarterly period, causing the revenue increase to exceed the volume increase on a percentage basis. Higher natural gas prices, reduced hydro supplies in the Northwestern United States and various planned and unplanned plant outages in the region during periods of warmer temperatures in May and June 2000 contributed to higher market prices. For the first six months of 2000, wholesale sales increased 24.9% compared with the same period in 1999 due primarily to an increase in buy/resale activity. Revenues from wholesale sales increased 69.6% as a result of increased sales volume and higher market prices as described above.

  OPERATING EXPENSES

     Fuel and Purchased Power expense increased by 61% in the second quarter of 2000 compared with the same period the year before. Fuel expense at TEP's generating plants increased primarily due to higher energy requirements, including gas purchases, to meet increased kWh sales. Purchased Power expense also increased primarily because of increased purchases in response to the large increase in wholesale energy sales made by TEP during the quarter. For the six months ended June 30, 2000, Fuel and Purchased Power expense increased primarily for the same reasons discussed above.

     The discontinuation of regulatory accounting for TEP's generation operations under FAS 71 and the resulting adoption of FAS 101 resulted in reclassification and changes in presentation of certain financial statement line items which has impacted several operating expense line items. Accordingly, beginning in November 1999, Capital Lease expense is now being reflected in Depreciation and Amortization and in Interest on Capital
Leases. The increase in Depreciation and Amortization for the second quarter and first six months of 2000 compared to the same periods the year before is primarily due to this reclassification. Because we stopped applying FAS 71, we discontinued Amortization of the Springerville Unit 1 Allowance contra-asset and the recognition of Interest Imputed on Losses Recorded at Present Value.

     The Transition Recovery Asset and its related amortization is a result of the Settlement Agreement reached with the ACC in 1999 regarding the recovery of costs stranded by the deregulation of power generation. The amount of Amortization of Transition Recovery Asset totaled $4.7 million and $5.6 million for the quarter and six months ended June 30, 2000, respectively. Quarterly amortization amounts are a function of various factors including kWh sales.

     The change in Income Taxes for the second quarter of 2000 compared to the same quarter the year before is primarily due to the recognition of tax benefits from the resolution of various IRS audit issues. See Note 5 of Notes to Condensed Consolidated Financial Statements, Contingencies.

     For the first six months of 2000 compared with the same period in the prior year, Depreciation and Amortization expense increased for the same reasons discussed above. Other Operations expense increased to support customer growth and higher kWh sales for the first six months of 2000 compared to the same prior year period.

  OTHER INCOME (DEDUCTIONS)

     INTEREST INCOME

     TEP's income statements for the quarters ended June 30, 2000 and 1999 include $2.3 million and $2.6 million, respectively, of interest income on the promissory note TEP received from UniSource Energy in exchange for the transfer of its stock in Millennium. On UniSource Energy's consolidated income statement, this income is eliminated as an inter-company transaction. For the six months ended June 30, 2000 and 1999, the interest income on the promissory note was $4.6 million and 5.0 million, respectively.

     Higher interest income for the quarter ended June 30, 2000 and the first six months of 2000 was due primarily to interest earned on lease debt investments. See Liquidity and Capital Resources below.

     EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED ENTITIES

     Results from unconsolidated entities include various operations of the unregulated energy businesses of Millennium. Because of the change in ownership of Global Solar, the results of operations from the consolidated unregulated energy subsidiaries of Millennium are now included in Operating Revenues and Operating Expenses. Previously, these revenues and expenses were included in Other Income (Deductions). See Note 3 of Notes to Condensed Consolidated Financial Statements, Millennium Energy Businesses. The decrease in Equity in Losses of Unconsolidated Entities for the six months ended June 30, 2000, compared to the same prior year period, is primarily due to the $2.5 million pre-tax gain on the sale of a minority interest in a power project in the Czech Republic in the first quarter 2000.

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

Absent these accounting changes, there would have been no significant change in Interest Expense for the second quarter and first six months of 2000 compared to the same periods of the prior year.


RESULTS OF MILLENNIUM ENERGY BUSINESSES
---------------------------------------

     The unregulated energy businesses of Millennium reported a net loss of $1.4 million for the second quarter of 2000, and net income of $36,000 for the first six months of 2000. This compares with a net loss of $3.2 million in the second quarter and a net loss of $6.0 million for the first six months of 1999. The table below provides a breakdown by Millennium-owned subsidiaries of the after tax net income/(losses) recorded for the three months and six months ended June 30, 2000 and 1999.


----------------------------------------------------------------------
                       Three Months Ended         Six Months Ended
                           June 30,                   June 30,
      Subsidiary         2000       1999           2000       1999
----------------------------------------------------------------------
                     -Thousands of Dollars-     -Thousands of Dollars-
      AET              $(1,270)    $  (237)     $ (1,808)   $  (611)
      MEH                  363         (73)          677       (650)
      Nations Energy      (703)     (3,028)          931     (4,970)
      Other                177         158           236        258
----------------------------------------------------------------------
      Total Millennium $(1,433)    $(3,180)     $     36    $(5,973)
======================================================================


     AET AND GLOBAL SOLAR

     Advanced Energy Technologies, Inc. (AET) owns a 67% interest in Global Solar Holdings, L.L.C. (Global Solar), which owns Global Solar Energy, Inc., a manufacturer of thin-film photovoltaic cells. In November 1999, Millennium and ITN, the other owner of Global Solar, entered into an agreement in which Millennium's share of Global Solar would increase from 50% to 67%. This agreement became effective in June 2000. See Note 3 of Notes to Condensed Consolidated Financial Statements, Millennium Energy Businesses. AET's net losses in the second quarter and first six months of 1999 and 2000 were due to startup-related and small scale manufacturing expenses. Commercial production of solar-powered photovoltaic electric generating systems is scheduled in 2000.


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

     MEH's net income for the second quarter and first six months of 2000 was derived primarily from interest income from a note receivable as part of the sale of NewEnergy to AES Corporation.

     NATIONS ENERGY

     Nations Energy Corporation (Nations Energy) develops independent power projects worldwide. For the second quarter of 2000, Nations Energy recorded a net loss of $0.7 million. In the second quarter of 1999, Nations Energy recorded a net loss of $3.0 million resulting principally from development costs and expenses related to the exercise of an option to invest in a power project. The minority investment interest in this plant was sold in the first quarter 2000. Management is considering the sale of Nation's remaining assets.

DIVIDENDS ON COMMON STOCK
-------------------------

     UNISOURCE ENERGY

     On May 12, 2000, UniSource Energy declared a cash dividend in the amount of $0.08 per share on its Common Stock. This dividend was paid June 9, 2000 to shareholders of record at the close of business May 22, 2000. On August 4, 2000, UniSource Energy declared a cash dividend in the amount of $0.08 per share on its Common Stock, payable September 8, 2000 to shareholders of record at the close of business August 15, 2000.

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

     TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants, including a covenant that requires TEP to maintain a minimum level of net worth. As of June 30, 2000, the required minimum net worth was $218 million. TEP's actual net worth at June 30, 2000 was $284 million. See Investing and Financing Activities, TEP Credit Agreement, below. As of June 30, 2000, TEP was in compliance with the terms of the Credit Agreement.

     The ACC Holding Company Order states that TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings until TEP's equity ratio equals 37.5% of total capital (excluding capital lease obligations). As of June 30, 2000, TEP's equity ratio on that basis was 20%.

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

     MILLENNIUM

     In the third quarter of 1999, Millennium paid a $10 million cash dividend to UniSource Energy. We cannot predict the amount or timing of future dividends from Millennium.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

 CASH FLOWS
 ----------

     UNISOURCE ENERGY

     Consolidated cash and cash equivalents decreased from the June 30, 1999 ending balance of $98.7 million to $62.9 million at June 30, 2000. For the twelve-month period ended June 30, 2000, consolidated net cash outflows for investing and financing activities exceeded the cash generated from operating activities.

     Net cash flows from operating activities increased by $31.4 million in
the  first  six months of 2000 compared with the same period in 1999.   The
net increase primarily resulted from the following factors:

     *  $24.8 million increase in cash receipts from wholesale sales;
     *  $19.2 million increase in cash receipts from retail customers;
     *  $5.9 million reduction in income taxes paid; offset by
     *  $25.4 million increase in Fuel and Purchased Power Costs paid.

     Net cash used for investing activities totaled $65.9 million during the first six months of 2000 compared with $59.1 million during the same period in 1999. Capital expenditures were $10.5 million higher in 2000. Other significant investing activities in 2000 included: (i) the $27.6 million purchase of Springerville Unit 1 Lease debt by Millennium and (ii) Nations Energy's $19.9 million in proceeds from the sale of its interest in the Czech Republic power project. In 1999, $15.7 million of Springerville Unit 1 Lease debt was purchased by TEP.

     Net cash used for financing activities totaled $74.6 million in the first six months of 2000 compared with $14.2 million during the same period in 1999. In 2000, the major use of cash for financing activities was $46.9 million to retire TEP's maturing 12.22% Series First Mortgage Bonds on June 1, 2000 and $22.8 million of scheduled payments that retired capital lease obligations. In 1999, $16.6 million of capital lease obligations were retired. In the first six months of 2000, UniSource Energy paid $5.2 million in dividends on Common Stock.

      UniSource Energy's consolidated cash balance, including cash equivalents, at August 4, 2000 was approximately $67 million. We invest cash balances in high-grade money market securities with an emphasis on preserving the principal amounts invested.

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

     TEP

     Cash and cash equivalents decreased from the June 30, 1999 ending balance of $77.3 million to $30.6 million at June 30, 2000. For the twelve-month period ended June 30, 2000, net cash outflows from investing and financing activities exceeded net cash inflows for operating activities.

     Net cash flows from operating activities increased by $31.6 million in the first six months of 2000 compared with the same period in 1999, principally due to cash receipts from wholesale sales and from sales to retail customers. See Cash Flows, UniSource Energy, above for a discussion of other factors affecting net cash flows from operating activities.

      Net cash used for investing activities totaled $50.4 million during the first six months of 2000 compared with $57.3 million during the same period of 1999. Capital expenditures were $8.8 million higher in 2000. In 1999, $15.7 million of Springerville Unit 1 Lease debt was purchased by TEP.

     Net cash used for financing activities totaled $69.7 million during the first six months of 2000 compared with $14.4 million during the same period in 1999. The retirement of maturing First Mortgage Bonds and scheduled Payments to Retire Capital Lease Obligations were the principal reasons for the increase in financing activities. On June 1, 2000 TEP's maturing $46.9 million 12.22% Series First Mortgage Bonds were retired.

     TEP's consolidated cash balance, including cash equivalents, at August 4, 2000 was approximately $15 million. As of that date TEP had $10 million in borrowings outstanding under its Revolving Credit Facility. This borrowing was repaid as of August 11, 2000. See TEP Credit Agreement, below.

     TEP expects to generate enough cash flow during the next 12 months to fund continuing operating activities, capital expenditures, required debt maturities, and to pay dividends to UniSource Energy. However, TEP's cash flows may vary due to changes in wholesale market conditions, changes in short-term interest rates and other factors. If cash flows were to fall short of our expectations, or if monthly cash requirements temporarily exceed available cash balances, TEP would borrow from the Revolving Credit Facility. See TEP Credit Agreement, below.

INVESTING AND FINANCING ACTIVITIES
----------------------------------

   TEP
   ---

     CAPITAL EXPENDITURES

      TEP's capital expenditures for the three months and six months ended June 30, 2000 were $23.7 million and $50.1 million, respectively. TEP's capital budget for the year ending December 31, 2000 is approximately $95 million. These authorized expenditures include costs for TEP to comply with current federal and state environmental regulations. All of these estimates are subject to continuing review and adjustment. Actual construction expenditures may differ from budgeted amounts due to changes in business conditions, construction schedules, environmental requirements and changes to our business arising from retail competition. TEP plans to fund these expenditures through internally generated cash flow.

     TEP CREDIT AGREEMENT

     As of June 30, 2000, TEP had no borrowings under its $100 million Revolving Credit Facility. However, TEP borrowed $25 million under its
Revolving  Credit  Facility in July.  In early August  this  borrowing  was reduced to $10 million. Proceeds were used to fund on-going cash expenditures. As of August 11, 2000, this borrowing has been repaid from internally generated cash, resulting in no amounts outstanding under the Credit Facility.

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

     MILLENNIUM -- UNREGULATED ENERGY BUSINESSES
     -------------------------------------------

     SALE OF NEWENERGY, INC.

     On July 23, 1999, MEH sold its 50% ownership in NewEnergy to The AES Corporation (AES) for approximately $50 million in consideration. As part of the transaction, two promissory notes were issued by NewEnergy totaling $22.8 million. One of the promissory notes in the principal amount of $11.4 million was paid on July 24, 2000 and the remaining promissory note for an additional $11.4 million is due on July 23, 2001. This note is secured by AES stock and bears interest at 9.5%.

     CAPITAL REQUIREMENTS

    The unregulated energy businesses owned by Millennium have historically required significant amounts of capital. During 1999 and in 2000, we have taken the opportunity to realize the value from certain of these more capital intensive investments and focus on emerging energy production and storage technologies.

     In January 2000, Nations Energy sold its interest in the project located in the Czech Republic for a $2.5 million pre-tax gain.

     Plans for 2000 and beyond include lower anticipated funding requirements for Nations Energy and increased support of AET and Global Solar. In particular, in November 1999 Millennium agreed to contribute to Global Solar up to $14 million in additional equity. As of June 30, 2000, Millennium had funded $7.9 million under this agreement, including $4.2 million in the second quarter of 2000.

     In July 2000, Millennium made a $15 million capital commitment to a limited partnership which will fund energy related investments. Initially, $3 million is expected to be invested during the next six months. The remaining amount is expected to be invested within three to five years. A member of the UniSource Energy Board of Directors will also have a minor investment in the project. An affiliate of such board member will serve as the general partner.

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

     4. Supply and demand conditions in wholesale energy markets, including volatility in market prices and illiquidity in markets, which are affected by a variety of factors including availability of generating capacity, weather, natural gas prices and the impact of utility restructuring and generation divestitures in various states.

     5. Changes affecting TEP's cost of providing electrical service in-cluding changes in fuel costs, generating unit operating performance, interest rates, tax laws, environmental laws, and the general rate of inflation.

     6. Changes in governmental policies and regulatory actions with respect to financings and rate structures.

     7. Changes affecting the cost of competing energy alternatives, including changes in available generating technologies and changes in the cost of natural gas.

     8. Changes in accounting principles or the application of such principles to UniSource Energy or TEP.

     9. Marketing conditions and technological changes affecting UniSource Energy's unregulated businesses.


ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information contained in this Item updates, and should be read in conjunction with, information included in Part II, Item 7A in UniSource Energy's and TEP's Annual Report on Form 10-K for the year ended December 31, 1999, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Items 1 and 2 of this Form 10-Q.

     See   Item  2-  Management's  Discussion  and  Analysis  of  Financial
Condition   and  Results  of  Operations,  Factors  Affecting  Results   of
Operations, Market Risks.


                        PART II - OTHER INFORMATION

ITEM 1. -  LEGAL PROCEEDINGS

TAX ASSESSMENTS

      See Note 5 of Notes to Condensed Consolidated Financial Statements, Contingencies.

ACC ORDER ON THE SIERRITA CONTRACT

      See Note 5 of Notes to Condensed Consolidated Financial Statements, Contingencies.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     UniSource Energy conducted its annual meeting of shareholders on May 12, 2000. At that meeting, the shareholders of UniSource Energy elected members of the Board of Directors.

     The total votes were as follows:


Election of Directors
                                      Against                    Broker
                          For       or Withheld    Abstain     Non-Votes
                          ---       -----------    -------     ---------

Ira R. Adler          29,991,585      447,294       15,243         --
Lawrence J. Aldrich   29,989,608      449,271       17,220         --
Larry W. Bickle       29,990,496      448,383       16,332         --
Elizabeth T. Bilby    29,984,981      453,898       21,847         --
Harold W. Burlingame  29,998,496      440,383        8,332         --
Jose L. Canchola      29,973,750      465,129       33,078         --
John L. Carter        29,991,926      446,953       14,902         --
Daniel W. L. Fessler  29,499,857      939,022      506,971         --
John A. Jeter         29,985,988      452,891       20,840         --
James S. Pignatelli   29,998,344      440,535        8,484         --
Martha R. Seger       29,976,396      462,483       30,432         --
H. Wilson Sundt       29,980,416      458,463       26,412         --


     At UniSource Energy's annual meeting of shareholders on May 12, 2000 an amendment to UniSource Energy's 1994 Omnibus Stock and Incentive Plan was voted on and approved.

    The total votes were as follows:

1994 Omnibus Stock and Incentive
Plan Amendment
                                      Against                    Broker
                          For      or Withheld     Abstain     Non-Votes
                          ---      -----------     -------     ---------

                      12,739,752    8,391,310      293,416     9,014,401




ITEM 5. - OTHER INFORMATION

ADDITIONAL FINANCIAL DATA

The following table reflects the ratio of earnings to fixed charges for
TEP:

                                              12 Months Ended
                                              ---------------
                                         June 30,      December 31,
                                           2000            1999
                                           ----            ----
  Ratio of Earnings to Fixed Charges       1.47            1.45


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     -- See Exhibit Index.

(b)  Reports on Form 8-K.

     UniSource Energy and TEP filed the following current reports on Form 8-K during the quarter ended June 30, 2000:

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


                                    UNISOURCE ENERGY CORPORATION
                                    ----------------------------
                                           (Registrant)


Date:  August 14, 2000              /s/  Ira R. Adler
                                    ----------------------------
                                    Ira R. Adler
                                    Executive Vice President and
                                     Principal Financial Officer



                                    TUCSON ELECTRIC POWER COMPANY
                                    -----------------------------
                                           (Registrant)


Date:  August 14, 2000              /s/  Ira R. Adler
                                    -----------------------------
                                    Ira R. Adler
                                    Executive Vice President and
                                     Principal Financial Officer





                               EXHIBIT INDEX

     11 -  Statement  re computation of per share earnings  -  UniSource
           Energy.
     12 -  Computation of Ratio of Earnings to Fixed Charges - TEP.
     15 -  Letter regarding unaudited interim financial information.
     27a - Financial Data Schedule - TEP.
     27b - Financial Data Schedule - UniSource Energy.