Form 10-Q
period 2000-09-30
UNISOURCE ENERGY CORP; TUCSON ELECTRIC POWER CO
filed 2000-11-14
CIK 941138, 100122

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

  (Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2000

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

     At November 6, 2000, 32,419,314 shares of UniSource Energy Corporation's Common Stock, no par value (the only class of Common Stock) were outstanding.

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


                                TABLE OF CONTENTS

                                                                       Page
                                                                       ----
Definitions..............................................................iv
Review Report of Independent Accountants..................................1

                         PART I - FINANCIAL INFORMATION

Item 1. -- Financial Statements
  UniSource Energy Corporation
    Comparative Condensed Consolidated Statements of Income...............2
    Comparative Condensed Consolidated Statements of Cash Flows...........3
    Comparative Condensed Consolidated Balance Sheets.....................4
  Tucson Electric Power Company
    Comparative Condensed Consolidated Statements of Income...............5
    Comparative Condensed Consolidated Statements of Cash Flows...........6
    Comparative Condensed Consolidated Balance Sheets.....................7
  Notes to Condensed Consolidated Financial Statements
  Note 1.  Regulatory Accounting..........................................8
  Note 2.  Business Segments..............................................8
  Note 3.  Millennium Energy Businesses...................................9
  Note 4.  Debt Retirements and Revolving Credit Facility................11
  Note 5.  San Juan Coal Contract Amendment..............................11
  Note 6   Contingencies.................................................11
  Note 7.  Income Taxes..................................................12
  Note 8.  New Accounting Standard.......................................13
  Note 9.  Review by Independent Accountants.............................14
  Note 10. Other Reclassifications.......................................14

Item 2. -- Management's Discussion and Analysis of Financial
    Condition and Results of Operations
  Overview...............................................................15
  Factors Affecting Results of Operations
    Competition
      Retail.............................................................16
      Wholesale..........................................................18
    Regulatory Matters...................................................18
    San Juan Coal Contract Amendment.....................................19
    Market Risks.........................................................19
  Results of Operations..................................................21
    Contribution by Business Segment.....................................21
    Impact of Regulatory Accounting Changes..............................22
    Utility Sales and Revenues...........................................22
    Operating Expenses...................................................23
    Other Income (Deductions)............................................24
    Interest Expense.....................................................24
  Results of Millennium Energy Businesses................................24
    AET and Global Solar.................................................25
    MEH and NewEnergy....................................................25
    Nations Energy.......................................................25
  Dividends on Common Stock
    UniSource Energy.....................................................25
    TEP..................................................................26
    Millennium...........................................................26
  Liquidity and Capital Resources
    Cash Flows
      UniSource Energy...................................................26
      TEP................................................................27
    Investing and Financing Activities
      TEP
        Capital Expenditures.............................................27
        TEP Credit Agreement.............................................28
      Millennium -- Unregulated Energy Businesses
        Sale of NewEnergy, Inc...........................................28
        Additional Investments in Energy Technologies....................28
        Other Capital Requirements.......................................28
  Safe Harbor for Forward-Looking Statements.............................29

Item 3. -- Quantitative and Qualitative Disclosures About Market Risk....30


                         PART II - OTHER INFORMATION

Item 1. -- Legal Proceedings
  Tax Assessments........................................................31
  ACC Order on the Sierrita Contract.....................................31
Item 5. -- Other Information
  Directors and Executive Officers of the Registrants....................31
  Regulation.............................................................31
  Additional Financial Data..............................................32
Item 6. -- Exhibits and Reports on Form 8-K..............................32
Signature Page...........................................................33
Exhibit Index............................................................34

                                DEFINITIONS


The abbreviations and acronyms used in the 2000 Third Quarter Form 10-Q are defined below:
-------------------------------------------------------------------------------

ACC................. Arizona Corporation Commission.
ACC Holding Company
  Order............. The order approved by the ACC in November 1997 allowing
                       TEP to form a holding company.
AET................. Advanced Energy Technologies, Inc., a wholly-owned subsidiary of Millennium and the holder of Millennium's interest in GES.
Affected Utilities.. Electric utilities regulated by the ACC, including
                       TEP, Arizona Public Service, Citizens Utilities
                       Company, and several electric cooperatives.
AISA................ The Arizona Independent Scheduling Administrator
                       Association, a temporary organization required by the ACC Retail Electric Competition Rules.
Common Stock........ UniSource Energy's common stock, without par value.
Company............. UniSource Energy Corporation.
Cooling Degree
  Days.............. Calculated by subtracting 75 from the average of the high and low daily temperatures.
Credit Agreement.... Credit Agreement between TEP and a syndicate of banks, dated as of December 30, 1997.
ESP................. Energy Service Provider.
FAS 71.............. Statement of Financial Accounting Standards No. 71:
                       Accounting for the Effects of Certain Types of
                       Regulation.
FAS 101............. Statement of Financial Accounting Standards No. 101:
                       Regulated Enterprises-Accounting for the Discontinuation of FASB Statement No. 71.
FAS 133............. Statement of Financial Accounting Standards No. 133:
                       Accounting for Derivative Instruments and Hedging Activities.
FERC................ Federal Energy Regulatory Commission.
First Mortgage
  Bonds............. First mortgage bonds issued under the General First
                       Mortgage.
GAAP................ Generally Accepted Accounting Principles.
General First
  Mortgage.......... The Indenture, dated as of April 1, 1941, of Tucson Gas,
                       Electric Light and Power Company to The Chase National Bank of the City of New York, as trustee, as supplemented and amended.
GES................. Global Energy Solutions, Inc., which is 67% owned by AET and 33% owned by ITN, a privately-held company. GES is the parent company of Global Solar and TFB.
Global Solar........ Global Solar Energy, Inc., a wholly owned-subsidiary of
                       GES, and manufacturer of thin-film solar products. Heating Degree
  Days.............. Calculated by subtracting the average of the high and low daily temperatures from 75.
IRS................. Internal Revenue Service.
ISO................. Independent System Operator.
ITC................. Investment tax credit.
kWh................. Kilowatt-hour(s).
MEH................. MEH Corporation, a wholly-owned subsidiary of Millennium which formerly held a 50% interest in NewEnergy.
Millennium.......... Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UniSource Energy.
Nations Energy...... Nations Energy Corporation, an independent power developer and wholly-owned subsidiary of Millennium.
NewEnergy........... NewEnergy, Inc., formerly New Energy Ventures, Inc., a company in which a 50% interest was owned by MEH.
NOL................. Net Operating Loss carryback or carryforward for income tax purposes.
Rate Settlement..... TEP's Rate Settlement agreement approved by the ACC in
                       August 1998, which provided retail base price decreases over a two-year period.
Revolving Credit
  Facility.......... $100 million revolving credit facility entered into under the Credit Agreement between a syndicate of banks
                       and TEP.
RTO................. Regional Transmission Organization.
Rules............... Retail Electric Competition Rules.
San Juan............ San Juan Generating Station.
Settlement
  Agreement......... TEP's Settlement Agreement approved by the ACC in
                       November 1999 provided for electric retail competition and transition asset recovery.
Springerville....... Springerville Generating Station.
Springerville Common
  Facilities........ Facilities at Springerville used in common with
                       Springerville Unit 1 and Springerville Unit 2
                       Generating Station.
Springerville
  Unit 1............ Unit 1 of the Springerville Generating Station.
Springerville Unit 1
  Lease............. Leveraged lease arrangement relating to Springerville
                       Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.
TEP................. Tucson Electric Power Company, the principal subsidiary of UniSource Energy.
TFB................. TFB, Inc., a wholly-owned subsidiary of GES, and manufacturer of thin film batteries.
UniSource Energy.... UniSource Energy Corporation.

Report of Independent Accountants



To the Board of Directors and Stockholders of UniSource Energy Corporation and to the Board of Directors of Tucson Electric Power Company



We have reviewed the accompanying condensed consolidated balance sheets of UniSource Energy Corporation and its subsidiaries (the Company) and of Tucson Electric Power Company and its subsidiaries (TEP) as of September 30, 2000 and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's and TEP's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles. generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets and statements of capitalization of the Company and of TEP as of December 31, 1999, and the related consolidated statements of income, of changes in stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 2, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.




PricewaterhouseCoopers LLP
Los Angeles, California
November 10, 2000

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



UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                           September 30,
                                                         2000        1999
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $214,513    $198,022
 Sales for Resale                                      125,131      66,083
 Other                                                   3,132       3,519
                                                      ---------   ---------
    Total Operating Revenues                           342,776     267,624
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                              169,265     103,604
 Coal Contract Amendment Fee                            13,231           -
 Maintenance and Repairs                                 8,398       5,940
 Other Operations                                       34,956      31,649
 Depreciation and Amortization                          31,003      20,772
 Amortization of Transition Recovery Asset               8,795           -
 Taxes Other Than Income Taxes                          12,362      12,255
 Capital Lease Expense                                       -      25,455
 Amortization of Springerville Unit 1 Allowance              -      (8,729)
 Income Taxes                                            9,473      21,368
                                                      ---------   ---------
    Total Operating Expenses                           287,483     212,314
                                                      ---------   ---------
      Operating Income                                  55,293      55,310
                                                      ---------   ---------
Other Income (Deductions)
 Interest Income                                         2,884       2,449
 Equity in Earnings (Losses) of Unconsolidated Entities    319         610
 Gain on Sale of NewEnergy                                   -      34,651
 Other Income                                              972       1,632
 Income Taxes                                           (1,717)    (14,962)
                                                      ---------   ---------
    Total Other Income (Deductions)                      2,458      24,380
                                                      ---------   ---------
Interest Expense
 Long-Term Debt                                         16,200      16,662
 Interest on Capital Leases                             22,901           -
 Interest Imputed on Losses Recorded at Present Value        -       8,747
 Other Interest Expense                                  1,411       2,612
                                                      ---------   ---------
    Total Interest Expense                              40,512      28,021
                                                      ---------   ---------
Net Income                                            $ 17,239    $ 51,669
                                                      =========   =========
Average Shares of Common Stock Outstanding (000)        32,423      32,332
                                                      =========   =========
Basic Earnings per Share                              $   0.53    $   1.60
                                                      =========   =========
Diluted Earnings per Share                            $   0.52    $   1.58
                                                      =========   =========


See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                         Nine Months Ended
                                                           September 30,
                                                         2000       1999
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $518,694    $484,236
 Sales for Resale                                      231,514     128,814
 Other                                                   7,246      10,282
                                                      ---------   ---------
    Total Operating Revenues                           757,454     623,332
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                              328,063     219,391
 Coal Contract Amendment Fee                            13,231           -
 Maintenance and Repairs                                32,092      30,244
 Other Operations                                       97,509      90,556
 Depreciation and Amortization                          86,221      64,890
 Amortization of Transition Recovery Asset              14,377           -
 Taxes Other Than Income Taxes                          37,288      36,945
 Capital Lease Expense                                       -      76,834
 Amortization of Springerville Unit 1 Allowance              -     (26,188)
 Income Taxes                                            4,238      21,290
                                                      ---------   ---------
    Total Operating Expenses                           613,019     513,962
                                                      ---------   ---------
      Operating Income                                 144,435     109,370
                                                      ---------   ---------
Other Income (Deductions)
 Interest Income                                         9,370       6,113
 Equity in Earnings (Losses) of Unconsolidated Entities (1,549)     (3,665)
 Gain on Sale of NewEnergy                                   -      34,651
 Other Income                                            4,622       2,955
 Income Taxes                                           (3,445)    (15,606)
                                                      ---------   ---------
    Total Other Income (Deductions)                      8,998      24,448
                                                      ---------   ---------
Interest Expense
 Long-Term Debt                                         50,229      49,784
 Interest on Capital Leases                             69,453           -
 Interest Imputed on Losses Recorded at Present Value        -      26,243
 Other Interest Expense                                  5,611       7,942
                                                      ---------   ---------
    Total Interest Expense                             125,293      83,969
                                                      ---------   ---------
Net Income                                            $ 28,140    $ 49,849
                                                      =========   =========
Average Shares of Common Stock Outstanding (000)        32,397      32,309
                                                      =========   =========
Basic Earnings per Share                              $   0.87    $   1.54
                                                      =========   =========
Diluted Earnings per Share                            $   0.86    $   1.53
                                                      =========   =========


See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                           September 30,
                                                         2000       1999
                                                            (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Retail Customers                 $539,243    $507,319
  Cash Receipts from Sales for Resale                  200,590     118,845
  Fuel and Purchased Power Costs Paid                 (284,917)   (201,317)
  Wages Paid, Net of Amounts Capitalized               (47,426)    (53,356)
  Payment of Other Operations and Maintenance Costs    (76,365)    (78,711)
  Capital Lease Interest Paid                          (90,351)    (81,066)
  Taxes Paid, Net of Amounts Capitalized               (63,168)    (61,804)
  Interest Paid, Net of Amounts Capitalized            (61,377)    (60,638)
  Income Taxes Paid                                         (3)     (6,170)
  Interest Received                                     11,969       6,527
  Transfer of Tax Settlement to Escrow Account               -     (22,403)
  Other                                                  5,974       5,095
                                                      ---------   ---------
    Net Cash Flows - Operating Activities              134,169      72,321
                                                      ---------   ---------
Cash Flows from Investing Activities
  Capital Expenditures                                 (78,677)    (65,743)
  Investments in and Loans to Equity Investees          (7,091)     (5,705)
  Sale of Interest in Millennium Energy Businesses      31,506       4,041
  Sale of Securities                                         -      27,516
  Investment in Lease Debt                             (27,633)    (26,768)
  Other Investments - Net                                  240         595
                                                      ---------   ---------
    Net Cash Flows - Investing Activities              (81,655)    (66,064)
                                                      ---------   ---------
Cash Flows from Financing Activities
  Proceeds from Borrowings under Revolving Credit
   Facility                                             25,000           -
  Payments on Revolving Credit Facility                (25,000)          -
  Proceeds from Issuance of Long-Term Debt                   -       1,977
  Payments to Retire Long-Term Debt                    (50,116)     (1,725)
  Payments to Retire Capital Lease Obligations         (38,907)    (22,338)
  Common Stock Dividends Paid                           (7,752)          -
  Other                                                  2,273       2,320
                                                      ---------   ---------
    Net Cash Flows - Financing Activities              (94,502)    (19,766)
                                                      ---------   ---------
Net Decrease in Cash and Cash Equivalents              (41,988)    (13,509)
Cash and Cash Equivalents, Beginning of Year           145,288     145,167
                                                      ---------   ---------
Cash and Cash Equivalents, End of Period              $103,300    $131,658
                                                      =========   =========


See Notes to Condensed Consolidated Financial Statements.



UNISOURCE ENERGY CORPORATION
SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION

                                                         Nine Months Ended
                                                           September 30,
                                                         2000       1999
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Net Income                                            $ 28,140    $ 49,849
Adjustments to Reconcile Net Income to Net Operating
 Cash Flows
  Depreciation and Amortization Expense                 86,221      64,777
  Coal Contract Amendment Fee                           13,231           -
  Deferred Income Taxes and Investment Tax Credit       15,783      32,924
  Lease Payments Deferred                                    -       3,707
  Amortization of Regulatory Assets & Liabilities,
   Net of Interest Imputed on Losses Recorded at
   Present Value                                        15,634       2,940
  Unremitted Losses of Unconsolidated Subsidiaries       1,549       3,209
  Gain on Sale of NewEnergy                                  -     (34,651)
  Other                                                  1,132       1,135
  Changes in Assets and Liabilities which Provided
    (Used) Cash Exclusive of Changes Shown Separately
    Accounts Receivable                                (47,770)    (24,688)
    Tax Settlement Deposit                                   -     (22,450)
    Materials and Fuel                                   3,583      (5,949)
    Accounts Payable                                    35,549       7,031
    Taxes Accrued                                       14,875      14,427
    Other Current Assets and Liabilities               (38,771)    (12,590)
    Other Deferred Assets and Liabilities                5,013      (7,350)
                                                      ---------   ---------
Net Cash Flows - Operating Activities                 $134,169    $ 72,321
                                                      =========   =========

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 September 30,   December 31,
                                                     2000           1999
                                                  (Unaudited)
---------------------------------------------------------------------------
ASSETS                                            - Thousands of Dollars -
Utility Plant
  Plant in Service                                  $2,392,693  $2,301,645
  Utility Plant Under Capital Leases                   741,446     741,446
  Construction Work in Progress                         69,362      96,565
                                                    ----------- -----------
    Total Utility Plant                              3,203,501   3,139,656
  Less Accumulated Depreciation and Amortization    (1,164,651) (1,105,371)
  Less Accumulated Depreciation of Capital Lease
   Assets                                             (326,213)   (304,429)
                                                    ----------- -----------
    Total Utility Plant - Net                        1,712,637   1,729,856
                                                    ----------- -----------
Investments and Other Property                         120,500     114,483
                                                    ----------- -----------
Current Assets
  Cash and Cash Equivalents                            103,300     145,288
  Accounts Receivable                                  115,696      67,926
  Materials and Fuel                                    38,536      42,119
  Deferred Income Taxes - Current                        9,252      17,148
  Prepaid Pension Costs                                 17,387      15,818
  Tax Settlement Deposit                                     -      13,471
  Other                                                 40,681      31,368
                                                    ----------- -----------
    Total Current Assets                               324,852     333,138
                                                    ----------- -----------
Deferred Debits - Regulatory Assets
  Transition Recovery Asset                            355,914     370,291
  Income Taxes Recoverable Through Future Revenues      66,562      79,497
  Other Regulatory Assets                                7,382       8,639
Deferred Debits - Other                                 16,663      20,351
                                                    ----------- -----------
    Total Deferred Debits                              446,521     478,778
                                                    ----------- -----------
Total Assets                                        $2,604,510  $2,656,255
                                                    =========== ===========



See Notes to Condensed Consolidated Financial Statements.



UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 September 30,   December 31,
                                                     2000           1999
                                                  (Unaudited)
---------------------------------------------------------------------------
                                                   - Thousands of Dollars -
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock                                      $  642,703  $  641,723
  Accumulated Deficit                                 (294,528)   (317,475)
                                                    ----------- -----------
  Common Stock Equity                                  348,175     324,248
  Capital Lease Obligations                            852,665     880,427
  Long-Term Debt                                     1,132,395   1,135,820
                                                    ----------- -----------
    Total Capitalization                             2,333,235   2,340,495
                                                    ----------- -----------
Current Liabilities
  Current Obligations Under Capital Leases              25,914      36,335
  Current Maturities of Long-Term Debt                   1,725      48,603
  Accounts Payable                                      66,741      34,068
  Interest Accrued                                      33,748      66,311
  Taxes Accrued                                         36,778      31,374
  Other                                                 15,643      18,038
                                                    ----------- -----------
    Total Current Liabilities                          180,549     234,729
                                                    ----------- -----------
Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    37,478      42,526
  Other                                                 53,248      38,505
                                                    ----------- -----------
    Total Deferred Credits and Other Liabilities        90,726      81,031
                                                    ----------- -----------
Total Capitalization and Other Liabilities          $2,604,510  $2,656,255
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



TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                           September 30,
                                                         2000        1999
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $214,513    $198,022
 Sales for Resale                                      125,131      66,083
 Other                                                     857         651
                                                      ---------   ---------
    Total Operating Revenues                           340,501     264,756
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                              169,265     103,604
 Coal Contract Amendment Fee                            13,231           -
 Maintenance and Repairs                                 8,398       5,940
 Other Operations                                       29,192      27,621
 Depreciation and Amortization                          30,826      20,734
 Amortization of Transition Recovery Asset               8,795           -
 Taxes Other Than Income Taxes                          12,219      12,054
 Capital Lease Expense                                       -      25,455
 Amortization of Springerville Unit 1 Allowance              -      (8,729)
 Income Taxes                                           11,063      22,002
                                                      ---------   ---------
    Total Operating Expenses                           282,989     208,681
                                                      ---------   ---------
      Operating Income                                  57,512      56,075
                                                      ---------   ---------
Other Income (Deductions)
 Interest Income                                         1,665       1,974
 Interest Income-Note Receivable from UniSource Energy   2,345       2,506
 Other Income                                              709         878
 Income Taxes                                           (1,901)     (1,494)
                                                      ---------   ---------
    Total Other Income (Deductions)                      2,818       3,864
                                                      ---------   ---------
Interest Expense
 Long-Term Debt                                         16,200      16,662
 Interest on Capital Leases                             22,890           -
 Interest Imputed on Losses Recorded at Present Value        -       8,747
 Other Interest Expense                                  1,405       2,597
                                                      ---------   ---------
    Total Interest Expense                              40,495      28,006
                                                      ---------   ---------
Net Income                                            $ 19,835    $ 31,933
                                                      =========   =========

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                         Nine Months Ended
                                                           September 30,
                                                         2000        1999
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $518,694    $484,236
 Sales for Resale                                      231,514     128,814
 Other                                                   2,486       2,325
                                                      ---------   ---------
    Total Operating Revenues                           752,694     615,375
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                              328,063     219,391
 Coal Contract Amendment Fee                            13,231           -
 Maintenance and Repairs                                32,092      30,244
 Other Operations                                       84,537      78,016
 Depreciation and Amortization                          85,875      64,777
 Amortization of Transition Recovery Asset              14,377           -
 Taxes Other Than Income Taxes                          36,773      36,400
 Capital Lease Expense                                       -      76,834
 Amortization of Springerville Unit 1 Allowance              -     (26,188)
 Income Taxes                                            7,944      23,401
                                                      ---------   ---------
    Total Operating Expenses                           602,892     502,875
                                                      ---------   ---------
      Operating Income                                 149,802     112,500
                                                      ---------   ---------
Other Income (Deductions)
 Interest Income                                         5,667       4,991
 Interest Income-Note Receivable from UniSource Energy   6,982       7,585
 Other Income                                            1,726       1,675
 Income Taxes                                           (5,790)     (3,829)
                                                      ---------   ---------
    Total Other Income (Deductions)                      8,585      10,422
                                                      ---------   ---------
Interest Expense
 Long-Term Debt                                         50,229      49,784
 Interest on Capital Leases                             69,417           -
 Interest Imputed on Losses Recorded at Present Value        -      26,243
 Other Interest Expense                                  5,605       7,927
                                                      ---------   ---------
    Total Interest Expense                             125,251      83,954
                                                      ---------   ---------
Net Income                                            $ 33,136    $ 38,968
                                                      =========   =========


See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                           September 30,
                                                         2000       1999
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Retail Customers                 $539,243    $507,319
  Cash Receipts from Sales for Resale                  200,590     118,845
  Fuel and Purchased Power Costs Paid                 (284,917)   (201,317)
  Wages Paid, Net of Amounts Capitalized               (41,932)    (47,929)
  Payment of Other Operations and Maintenance Costs    (67,135)    (72,814)
  Capital Lease Interest Paid                          (90,315)    (81,066)
  Taxes Paid, Net of Amounts Capitalized               (62,696)    (61,440)
  Interest Paid, Net of Amounts Capitalized            (61,377)    (60,638)
  Income Taxes Paid                                         (3)     (6,168)
  Interest Received                                      7,182      14,799
  Transfer of Tax Settlement of Escrow Account               -     (22,403)
  Other                                                     63         257
                                                      ---------   ---------
    Net Cash Flows - Operating Activities              138,703      87,445
                                                      ---------   ---------
Cash Flows from Investing Activities
  Capital Expenditures                                 (73,679)    (64,245)
  Investment in and Loans to Equity Investees           (2,000)          -
  Investment in Lease Debt                                 132     (26,768)
  Other Investments - Net                                 (543)      1,448
                                                      ---------   ---------
    Net Cash Flows - Investing Activities              (76,090)    (89,565)
                                                      ---------   ---------
Cash Flows from Financing Activities
  Proceeds from Borrowing under Revolving Credit
   Facility                                             25,000           -
  Payments on Revolving Credit Facility                (25,000)          -
  Proceeds from Issuance of Long-Term Debt                   -       1,977
  Payments to Retire Long-Term Debt                    (50,116)     (1,725)
  Payments to Retire Capital Lease Obligations         (38,789)    (22,316)
  Other                                                  1,704       2,126
                                                      ---------   ---------
    Net Cash Flows - Financing Activities              (87,201)    (19,938)
                                                      ---------   ---------
Net Decrease in Cash and Cash Equivalents              (24,588)    (22,058)
Cash and Cash Equivalents, Beginning of Year            88,402     118,236
                                                      ---------   ---------
Cash and Cash Equivalents, End of Period              $ 63,814    $ 96,178
                                                      =========   =========


See Notes to Condensed Consolidated Financial Statements.


TUCSON ELECTRIC POWER COMPANY
SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION

                                                         Nine Months Ended
                                                           September 30,
                                                         2000        1999
                                                            (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Net Income                                            $ 33,136    $ 38,968
Adjustments to Reconcile Net Income to Net
 Operating Cash Flows
  Depreciation and Amortization Expense                 85,875      64,777
  Coal Contract Amendment Fee                           13,231           -
  Deferred Income Taxes and Investment Tax Credit       17,152      20,324
  Lease Payments Deferred                                    -       3,707
  Amortization of Regulatory Assets & Liabilities, Net
   of Interest Imputed on Losses Recorded at
    Present Value                                       15,634       2,940
  Interest Accrued on Note Receivable from UniSource
   Energy                                               (6,983)      1,744
  Other                                                  5,605       4,064
  Changes in Assets and Liabilities which Provided
    (Used) Cash Exclusive of Changes Shown Separately
    Accounts Receivable                                (45,526)    (22,820)
    Tax Settlement Deposit                                   -     (22,450)
    Materials and Fuel                                   3,631      (5,898)
    Accounts Payable                                    35,084       7,433
    Taxes Accrued                                       14,002      14,118
    Other Current Assets and Liabilities               (34,132)    (12,117)
    Other Deferred Assets and Liabilities                1,994      (7,345)
                                                      ---------   ---------
Net Cash Flows - Operating Activities                 $138,703    $ 87,445
                                                      =========   =========


See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  September 30,  December 31,
                                                      2000          1999
                                                   (Unaudited)
---------------------------------------------------------------------------
ASSETS                                            - Thousands of Dollars -
Utility Plant
  Plant in Service                                  $2,392,693  $2,301,645
  Utility Plant Under Capital Leases                   741,446     741,446
  Construction Work in Progress                         69,362      96,565
                                                    ----------- -----------
    Total Utility Plant                              3,203,501   3,139,656
  Less Accumulated Depreciation and Amortization    (1,164,651) (1,105,371)
  Less Accumulated Depreciation of Capital Lease
   Assets                                             (326,213)   (304,429)
                                                    ----------- -----------
    Total Utility Plant - Net                        1,712,637   1,729,856
                                                    ----------- -----------
Investments and Other Property                          68,705      67,838
                                                   ----------- -----------
Note Receivable from UniSource Energy                   77,115      70,132
                                                    ---------- -----------
Current Assets
  Cash and Cash Equivalents                             63,814      88,402
  Accounts Receivable                                  117,424      70,739
  Materials and Fuel                                    38,404      42,035
  Deferred Income Taxes - Current                        8,425      17,190
  Prepaid Pension Costs                                 17,387      15,818
  Tax Settlement Deposit                                     -      13,471
  Other                                                  8,904       6,249
                                                    ----------- -----------
    Total Current Assets                               254,358     253,904
                                                    ----------- -----------
Deferred Debits - Regulatory Assets
  Transition Recovery Asset                            355,914     370,291
  Income Taxes Recoverable Through Future Revenues      66,562      79,497
  Other Regulatory Assets                                7,382       8,639
Deferred Debits - Other                                 16,663      20,351
                                                    ----------- -----------
    Total Deferred Debits                              446,521     478,778
                                                    ----------- -----------
Total Assets                                        $2,559,336  $2,600,508
                                                    =========== ===========


See Notes to Condensed Consolidated Financial Statements.



TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  September 30,  December 31,
                                                      2000          1999
                                                   (Unaudited)
---------------------------------------------------------------------------
                                                  - Thousands of Dollars -
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock                                      $  647,878  $  647,366
  Capital Stock Expense                                 (6,357)     (6,357)
  Accumulated Deficit                                 (337,739)   (370,875)
                                                    ----------- -----------
  Common Stock Equity                                  303,782     270,134
  Capital Lease Obligations                            852,303     880,111
  Long-Term Debt                                     1,132,395   1,135,820
                                                    ----------- -----------
    Total Capitalization                             2,288,480   2,286,065
                                                    ----------- -----------
Current Liabilities
  Current Obligations Under Capital Leases              25,797      36,263
  Current Maturities of Long-Term Debt                   1,725      48,603
  Accounts Payable                                      75,089      42,864
  Interest Accrued                                      33,748      66,311
  Taxes Accrued                                         32,269      27,738
  Other                                                 14,678      15,289
                                                    ----------- -----------
    Total Current Liabilities                          183,306     237,068
                                                    ----------- -----------
Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    34,365      38,913
  Other                                                 53,185      38,462
                                                    ----------- -----------
    Total Deferred Credits and Other Liabilities        87,550      77,375
                                                    ----------- -----------
Total Capitalization and Other Liabilities          $2,559,336  $2,600,508
                                                    =========== ===========

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

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

      We periodically assess whether we can continue to apply FAS 71 to these operations. If we stopped applying FAS 71 to TEP's remaining regulated operations, we would write off the related balances of TEP's regulatory assets as a charge in our income statement. Based on the balances of TEP's regulatory assets at September 30, 2000, if we had stopped applying FAS 71 to TEP's remaining regulated operations, we would have recorded a net after-tax extraordinary loss of approximately $258 million. While regulatory orders and market conditions may affect our cash flows, our cash flows would not be affected if we stopped applying FAS 71.


NOTE 2.  BUSINESS SEGMENTS
--------------------------

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

     The other reportable business segment is comprised of the unregulated energy businesses of Millennium:

 - Ownership of 67% of Global Energy Solutions, Inc. (GES) the parent company of Global Solar Energy, Inc. (Global Solar), a developer and manufacturer of photovoltaic materials and other energy technology businesses. In June 2000, our share of GES increased from 50% to 67%. See Note 3;

 - Nations Energy Corporation (Nations Energy) which is an independent power developer. See Note 3 regarding the sale of Nations Energy
Holland Holding;

 - Southwest Energy Solutions, Inc. which provides energy support services to electric consumers; and

 - ION International, Inc. which provides technology applications for efficient use of energy.

                                 Segments
                            ----------------------
                                                            UniSource
                                             Reconciling      Energy
                          TEP    Millennium  Adjustments  Consolidated
----------------------------------------------------------------------
                                     - Thousands of Dollars  -
Income Statement
----------------
Three months ended
 September 30, 2000:
  Operating Revenues   $340,501    $ 2,381      $ (106)       $342,776
----------------------------------------------------------------------
  Net Income (Loss)
   Before Income Taxes   32,799     (2,138)     (2,232)         28,429
----------------------------------------------------------------------
  Net Income (Loss)      19,835     (1,254)     (1,342)         17,239
----------------------------------------------------------------------
Three months ended
 September 30, 1999:
  Operating Revenues    264,756      2,933         (65)        267,624
----------------------------------------------------------------------
  Net Income Before
   Income Taxes          55,429     34,743      (2,173)         87,999
----------------------------------------------------------------------
  Net Income             31,933     21,000      (1,264)         51,669
----------------------------------------------------------------------


                                 Segments
                            ----------------------
                                                            UniSource
                                             Reconciling      Energy
                          TEP    Millennium  Adjustments  Consolidated
----------------------------------------------------------------------
                                     - Thousands of Dollars  -
Nine months ended
 September 30, 2000:
  Operating Revenues   $752,694    $ 5,044      $ (284)       $757,454
----------------------------------------------------------------------
  Net Income (Loss)
   Before Income Taxes   46,870     (4,765)     (6,282)         35,823
----------------------------------------------------------------------
  Net Income (Loss)      33,136     (1,218)     (3,778)         28,140
----------------------------------------------------------------------
Nine months ended
 September 30, 1999:
  Operating Revenues    615,375      8,161        (204)        623,332
----------------------------------------------------------------------
  Net Income Before
   Income Taxes          66,198     27,512      (6,965)         86,745
----------------------------------------------------------------------
  Net Income             38,968     15,027      (4,146)         49,849
----------------------------------------------------------------------
Balance Sheet
-------------
Total Assets,
 September 30, 2000  $2,559,336   $145,936   $(100,762)     $2,604,510
Total Assets,
 December 31, 1999    2,600,508    100,289     (44,542)      2,656,255
----------------------------------------------------------------------

Intersegment revenues are not material. The reconciling adjustments include the following:

 - Elimination of TEP's Note Receivable from UniSource Energy and related interest; and
 - Elimination of intercompany activity and balances.


NOTE 3.  MILLENNIUM ENERGY BUSINESSES
--------------------------------------

  Sale of Interest in Nations Holland and COPESA Market Adjustment

     In January 2000, Nations Energy sold Nations Energy Holland Holding, including its minority interest in a power project located in the Czech Republic. Nations Energy recorded a pre-tax gain of $2.5 million on the sale. Nations Energy received $20 million in cash proceeds from the sale which is reflected in the Cash Flows from Investing Activities in the UniSource Energy cash flow statement for the nine months ended September 30, 2000.

     In March 2000, Nations International, a wholly owned subsidiary of Nations Energy, recorded a $1.4 million decrease in the market value of its minority interest investment in a project in Panama. At September 30, 2000, Nations International's investment in this project was $3.2 million. Nations International intends to sell its 40% equity interest in this project. We cannot predict whether future market adjustments will be necessary for this project.

  Additional Investments in Energy Technologies

     Effective June 1, 2000, Millennium increased its ownership percentage in GES from 50% to 67%. The remaining 33% of GES is owned by ITN Energy Systems, Inc. (ITN), a privately held company. Under the agreement, ITN transferred its rights to certain assets and proprietary and intellectual property, including thin-film battery technology, to GES. Millennium agreed to contribute to GES up to $14 million in additional equity. As of September 30, 2000, Millennium funded $11.4 million under this agreement, including $3.5 million in the third quarter of 2000. As of October 31, 2000, Millennium had funded the full $14 million under this agreement.

     In September 2000, Millennium and ITN agreed to form a jointly-owned space systems company for the purpose of developing and commercializing small-scale satellites. Millennium agreed to provide $10 million in equity and $10 million in credit to the venture. ITN will contribute development contracts and proprietary technologies.

     Separately, ITN and Millennium agreed to form a jointly-owned product development company, which will provide research and development services to AET affiliates and third parties. Millennium committed to provide $4 million in credit to the company, and ITN will provide additional technologies, including direct energy conversion, fuel cells and thermal desalinization.

     Millennium also agreed to provide an additional $20 million in credit to Global Solar over a 4-year period to fund production and expansion, and $6 million in credit to TFB, Inc. to fund the start-up of a thin-film battery pilot line.

     Because we own 67% of GES as of June 1, 2000, it is consolidated with UniSource Energy for financial reporting purposes. Previously, Millennium reported GES's earnings (losses) using the equity method. By the end of 1999, all of ITN's equity contributions had been written down to zero for financial reporting purposes. As a result, minority interest is not reflected in the financial statements and Millennium records 100% of GES's losses for accounting purposes. When GES generates net income, Millennium will recognize 100% of net income to the extent Millennium's recognized losses are greater than Millennium's ownership percentage of such losses.

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

  Other Energy Related Investments

     In July 2000, Millennium made a $15 million capital commitment to a limited partnership which will fund energy related investments. As of November 6, 2000 Millennium has funded approximately $1 million under this commitment. The remaining $14 million is expected to be invested within three to five years. A member of the UniSource Energy Board of Directors will also have a minor investment in the project. An affiliate of such board member will serve as the general partner.

  Reclassification of Millennium Energy Businesses Results

     The operating revenues and expenses from the Millennium Energy businesses are currently included as part of UniSource Energy's Operating Revenues and Operating Expenses. Previously, these revenues and expenses were included in the Millennium Energy Businesses line item in the Other Income and Deduction section of the income statement. The income statements for the three- and nine-months ended September 30, 1999 have been reclassified to conform to the new presentation.


NOTE 4.  DEBT RETIREMENTS AND REVOLVING CREDIT FACILITY
--------------------------------------------------------

  Retirement of 12.22% First Mortgage Bonds

     In June 2000, TEP retired its remaining $46.9 million principal amount of 12.22% First Mortgage Bonds as scheduled.

  Purchase of 7.50% First Collateral Trust Bonds

     In August 2000, TEP purchased at a discount and retired $1.7 million principal amount of 7.50% First Collateral Trust Bonds due in 2008.

  Revolving Credit Facility

     As of September 30, 2000, TEP had no borrowings under its Revolving Credit Facility. However, in July 2000, TEP borrowed $25 million under its Revolving Credit Facility and repaid it in August 2000. Proceeds were used to fund on-going cash expenditures.


NOTE 5.  SAN JUAN COAL CONTRACT AMENDMENT
-----------------------------------------

     In September 2000, to reduce fuel costs over the next 17 years, TEP entered into an agreement to amend the San Juan Generating Station's coal supply contract, replacing two surface mining operations with one underground operation. To amend the contract, TEP is required to make a $15 million payment in 2003. In September 2000, as a result of this scheduled payment, TEP recorded a pre-tax $13 million Coal Contract Amendment Fee expense which equals the present-value of the $15 million payment. TEP expects the contract amendment to reduce its future coal costs by $275 million over the term of the new contract which expires in 2017. On a net present value basis, TEP expects the savings to be at least $50 million.


NOTE 6.  CONTINGENCIES
----------------------

  Income Tax Assessments

     In February 1998, the IRS issued an income tax assessment for the 1992 and 1993 tax years. The IRS challenged our treatment of various items relating to a 1992 financial restructuring, including the amount of NOL and ITC generated before December 1991 that may be used to reduce taxes in future periods. In the second quarter of 2000, we resolved the 1992 and 1993 audits. In the second quarter we also received an IRS assessment related to tax years 1994, 1995, and 1996. After reviewing the impact of these items on our accrued tax liabilities and the potential for assessments related to later tax years, we reversed $7 million of the deferred tax valuation allowance
in the second quarter of 2000.   The $7 million reversal is included in
the $8.2 million reduction in the valuation allowance discussed in Note
7.

   Due to the financial restructuring, a change in TEP's ownership occurred for tax purposes in December 1991. This change limits our use of the NOL and ITC generated before 1992 under the tax code. At December 31, 1999, we had approximately $199 million of NOL and $21 million of ITC subject to the pre-1992 limitation and $175 million of NOL not subject to the limitation. Because of the valuation allowance amounts recorded, we do not expect these annual limitations to have a material adverse impact on the financial statements.

  ACC Order on the Sierrita Contract

     On May 14, 1999, TEP filed a complaint with the ACC against Cyprus Sierrita Corporation (now known as Phelps Dodge Sierrita, Inc.) (Sierrita) over energy costs that TEP charged to Sierrita under an ACC-approved contract. Sierrita has disputed these charges. The dispute concerns the proper method of calculating energy charges under the contract. In March 2000, the ACC ruled in favor of TEP and ordered Sierrita to pay a significant portion of the disputed charges from May 14, 1999 forward. Sierrita has appealed the ACC's order. We believe that the appeal process will take between one and two years. We do not expect resolution of this matter to have a material adverse impact on the financial statements. We reversed a $2.5 million reserve in September 2000 resulting in $2.5 million of revenue, because we now believe it is probable that TEP will prevail in the matters before the Court of Appeals. The $2.5 million reserve related to disputed charges for the period of May 17, 1999 through September 30, 2000. We do not expect to record a reserve for the disputed charges billed after September 2000.


NOTE 7.  INCOME TAXES
---------------------

The differences between income tax expense and the amount obtained by multiplying income before income taxes by the U.S. statutory federal income tax rate are as follows:




                                            UniSource Energy
                                ---------------------------------------
                                Three Months Ended    Nine Months Ended
                                  September 30,           September 30,
                                 2000       1999        2000       1999
                                ---------------------------------------
                                       - Thousands of Dollars -
Federal Income Tax Expense at
 Statutory Rate                $ 9,950   $ 30,800  $ 12,538    $30,361
  State Income Tax Expense,
   Net of Federal Deduction      1,393      4,270     1,756      4,209
  Depreciation Differences
   (Flow Through Basis)          1,066      1,829     3,201      2,511
  Reduction in Valuation
  Allowance - Benefit
  (see Note 6)                  (1,200)         -    (8,200)         -
  Investment Tax Credit
   Amortization                      -       (700)        -     (2,100)
  Foreign Operations of
   Millennium Energy Businesses     18       (115)   (1,655)     1,563
  Other                            (37)       246        43        352
                               --------  ---------  --------  ---------
Total Expense for Federal and
 State Income Taxes            $11,190   $ 36,330   $ 7,683    $36,896
                               ========  =========  ========  =========

                                                   TEP
                                ---------------------------------------
                                Three Months Ended    Nine Months Ended
                                   September 30,        September 30,
                                 2000       1999        2000       1999
                                ---------------------------------------
                                       - Thousands of Dollars -
Federal Income Tax Expense
 at Statutory Rate           $11,480   $ 19,400    $ 16,405   $ 23,169
 State Income Tax Expense,
  Net of Federal Deduction     1,607      2,689       2,296      3,212
 Depreciation Differences
  (Flow Through Basis)         1,066      1,829       3,201      2,511
 Reduction in Valuation
  Allowance - Benefit
  (see Note 6)                (1,200)         -      (8,200)         -
 Investment Tax Credit
  Amortization                     -       (700)          -     (2,100)
 Other                            11        278          32        438
                             -------   --------     -------   --------
Total Expense for Federal
 and State Income Taxes      $12,964   $ 23,496     $13,734   $ 27,230
                             =======   ========     =======   ========


     Income taxes are included in the income statements as follows:


                                            UniSource Energy
                               ---------------------------------------
                               Three Months Ended    Nine Months Ended
                                  September 30,          September 30,
                                2000       1999        2000       1999
                               ---------------------------------------
                                       - Thousands of Dollars -
Operating Expenses             $ 9,473  $ 21,368    $ 4,238   $ 21,290
Other Income (Deductions)        1,717    14,962      3,445     15,606
                               -------  --------    -------    -------
Total Income Tax Expense       $11,190  $ 36,330    $ 7,683   $ 36,896
                               =======  =========   =======   ========

                                                  TEP
                               ---------------------------------------
                               Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                2000       1999        2000       1999
                               ---------------------------------------
                                       - Thousands of Dollars -
Operating Expenses             $11,063    $22,002   $ 7,944    $23,401
Other Income (Deductions)        1,901      1,494     5,790      3,829
                               -------    -------   -------    -------
Total Income Tax Expense       $12,964    $23,496   $13,734    $27,230
                               =======    =======   =======    =======


NOTE 8.  NEW ACCOUNTING STANDARD
--------------------------------

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. A derivative financial instrument or other contract derives its value from another investment or designated benchmark. This Statement requires all derivative instruments to be recognized as either assets or liabilities on the balance sheet. Some derivative instruments offset, or hedge, exposure to a specific risk. If a derivative qualifies as a hedge, the accounting for the changes in fair value will depend on the specific exposure being hedged. If the derivative is not a hedging instrument, measurement is at fair value and changes in fair value (i.e., unrealized gains and losses) are recognized in earnings in the period of change. We are required to comply with FAS 133 effective January 1, 2001.

     Based on our analysis to date, we expect that the most significant impact of complying with FAS 133 will be the ongoing market adjustments to the income statement from some of our wholesale trading activity.
We buy and sell wholesale power using forward contracts. Based on our current interpretation of FAS 133 and other guidance, we believe our wholesale forward contracts will be classified as follows:

 - Normal Purchases and Sales: These forward contracts are excluded from the requirements of FAS 133. The realized gains and losses on these contracts are reflected on the income statement at the contract settlement date. The wholesale contracts that generally qualify as normal purchases and sales are our off-peak forward purchases and sales.

 - Cash Flow Hedge: The unrealized gains and losses related to these forward contracts will be included in Other Comprehensive Income, a component of stockholders' equity. On-peak forward purchase contracts to meet our retail and firm commitments as well as on-peak forward sales contracts of our excess system capacity are generally classified as cash flow hedges. We define our on-peak purchases and sales as occurring daily from 6 a.m. until 10 p.m., Monday through Saturday.

 - Trading Activity: The unrealized gains and losses related to these forward contracts will be reflected in the income statement. Our trading activity generally consists of forward on-peak sales and purchases that do not qualify for cash flow hedge treatment.

     Unrealized gains and losses of our forward contracts represent the differences between the forward contract prices and the market prices at any given date until the final settlement of the contract. The realized gain or loss on the forward contract recorded at the contract settlement represents the difference between the contract price and our actual cost of the commodity that was purchased or sold. Based on our current analysis and interpretation of FAS 133, if we had adopted FAS 133 at September 30, 2000, we would have recorded a $1 million unrealized loss on the income statement and a $12 million unrealized loss as part of Other Comprehensive Income. If we had adopted FAS 133 at September 30, 1999 we would have recorded a $1 million unrealized loss on the income statement and a $1 million unrealized loss as part of Other Comprehensive Income. Because the forward contract volume in 2000 is roughly the same as 1999, the difference between adoption of FAS 133 at September 30, 1999 and 2000 reflects the substantial increase in energy market prices in 2000. Because of the volatility of the wholesale power market and continual changes in the types of forward contracts that we have, we do not know if these amounts are representative of the amounts that we will recognize in the future after we adopt FAS 133. There are also certain issues that still need to be addressed by the FASB Derivatives Implementation Group that may also impact the amounts we will recognize under FAS 133.


NOTE 9.  REVIEW BY INDEPENDENT ACCOUNTANTS
------------------------------------------

     With respect to the unaudited condensed consolidated financial information of UniSource Energy and TEP for the three-month and nine-month periods ended September 30, 2000 and 1999, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 10, 2000 appearing herein states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of section 11 of the Securities Act of 1933 for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of sections 7 and 11 of the Act.


NOTE 10.  OTHER RECLASSIFICATIONS
---------------------------------

     In addition to the reclassifications discussed in Note 3, we have made reclassifications to the prior year financial statements for comparative purposes. These reclassifications had no effect on net income.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------------------------

     UniSource Energy is a holding company that owns all of the outstanding common stock of TEP and Millennium. TEP is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity for customers in the greater Tucson, Arizona area and to wholesale customers. Millennium is a holding company that owns subsidiaries established for the purpose of operating or investing in various unregulated energy-related businesses.

      Management's Discussion and Analysis centers on the general financial condition and the results of operations for UniSource Energy and its two primary business segments, the electric utility business of TEP and the unregulated energy businesses of Millennium, and includes the following:

     * operating results during the third quarter and the first nine months of 2000 compared with the same periods in the prior year,
     * changes in liquidity and capital resources during the third quarter and first nine months of 2000, and
     * expectations of identifiable material trends which may affect our business in the future.

      TEP is the principal operating subsidiary of UniSource Energy and accounts for substantially all of its assets and revenues. The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis. The seasonal nature of the electric utility business causes operating results to vary significantly from quarter to quarter. The results from the energy related businesses of Millennium and certain of its subsidiaries and interests have also had an impact on earnings reported by UniSource Energy for the quarters and the nine-month periods ended September 30, 2000 and 1999.

     Management's Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements, beginning on page 2, which present the results of operations for the quarters and nine months ended September 30, 2000 and 1999. Management's Discussion and Analysis explains the differences between periods for specific line items of the Condensed Consolidated Financial Statements.

OVERVIEW
--------

     UniSource Energy recorded net income of $17.2 million for the third quarter of 2000, and net income of $28.1 million for the first nine months of 2000. This compares with net income of $51.7 million in the third quarter of 1999 and net income of $49.8 million for the first nine months of 1999.

     Growth in retail electricity sales, wholesale marketing activities and efficient performance of generating units at TEP contributed to the earnings recorded in the third quarter of 2000. Despite this strong underlying performance at the utility, several factors contributed to the lower net income reported for the third quarter of 2000 compared with the third quarter of 1999:

     * a one-time $8 million after-tax expense related to the amendment of a coal supply contract in the third quarter of 2000;
     * the $20.8 million after-tax gain on the sale of one of our unregulated energy businesses in the third quarter of 1999; and
     * the impact of accounting changes related to the discontinuation of FAS 71 regulatory accounting for TEP's generation operations in November 1999.

     The same factors outlined above account for the lower net income reported for the first nine months of 2000 compared with the same period of 1999. See Factors Affecting Results of Operations and Results of Operations, below for further detail.

     Our financial prospects are subject to significant competitive, regulatory, economic and other uncertainties. The approval of TEP's Settlement Agreement in November 1999 resolved a significant amount of regulatory uncertainty and provides TEP with a reasonable opportunity to recover 100 percent of its transition recovery assets. However, we cannot predict the full impact of retail competition on TEP's future operating results or financial condition. Some of the factors which may affect our future financial results include weather variations which may affect customer usage, load growth and demand levels in the current TEP service territory, and market prices for wholesale and retail energy. See Competition below.

     Other uncertainties include the extent to which, in response to industry changes or unanticipated economic downturns, TEP can alter operations and reduce costs, which may be limited due to high financial and operating leverage. Future results will depend, in part, on our ability to contain and/or reduce the costs of serving retail customers and the level of sales to such customers.

     We are addressing the uncertainties discussed above by positioning our subsidiaries to benefit from the changing regulatory and energy market environment. In November 1998, TEP organized its utility business activities into two separate business units: (1) generation and (2) transmission and distribution, and in January 1999, TEP formed a third business unit which provides administrative services to the utility business units. We are improving cost measurement and management techniques at TEP. We have also extended contracts, where appropriate, for large wholesale and retail customers. We are investing in our unregulated affiliates to provide energy products and services to markets both within and beyond TEP's retail service territory. See Factors Affecting Results of Operations, Competition, Retail; Results of Operations and Results of Millennium Energy Businesses below.

     Our financial prospects are also subject to  uncertainties relating to
the   start-up  and  developmental  activities  of  the  Millennium  Energy
Businesses segment. At September 30, 2000, Millennium's unregulated energy-related affiliates comprised approximately 6% of total assets, but at times have had a significant impact on our consolidated net income and cash flows. In the third quarter 2000, Millennium agreed to provide additional
funding  to  expand   its  existing  solar  energy  and  thin-film  battery
businesses  and  to  make  new  investments in  research  and   development
and   small-scale   satellite   technologies.    Millennium  also  made   a
commitment to contribute $15 million in capital to a limited partnership that will invest in energy-related investments. We continue to evaluate our affiliates for opportunities to realize value from our investments. In the third quarter of 1999, we sold our ownership interest in affiliate NewEnergy and recorded a pre-tax gain of $35 million on the transaction. In January 2000, we sold our interest in a power project in which Nations Energy had invested, recording a pre-tax gain of $2.5 million on the transaction. See Results of Millennium Energy Businesses below.

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

     TEP's capital requirements include construction expenditures and scheduled maturities of debt and capital lease obligations. During the next twelve months, TEP expects to be able to fund operating activities and construction expenditures with internal cash flows, existing cash balances, and, when necessary, borrowings under the Revolving Credit Facility. Millennium's unregulated energy businesses will continue to require additional funding to meet their capital and credit needs. We expect to use existing cash balances to fulfill these needs, or if necessary, we may seek investments by unaffiliated parties to meet the ongoing capital requirements of Millennium's businesses. See Liquidity and Capital Resources, Investing and Financing Activities, below.


FACTORS AFFECTING RESULTS OF OPERATIONS
---------------------------------------

     COMPETITION
     -----------

     RETAIL

     The electric utility industry is undergoing significant regulatory change designed to encourage competition in the sale of electricity and related services. Approximately 20% of TEP's retail customers are currently eligible to choose an alternate energy supplier. Currently, no competitors are providing electric service to customers in our retail service area nor
has  TEP  lost  any  significant  customers to  self-generation.   However,
beginning in January 2001, the University of Arizona intends to buy 6 MW or approximately 20% of its load from an alternate energy supplier. It is likely that, with open access in our retail service territory, additional customers will elect to purchase their energy requirements from other energy suppliers when available. TEP also competes against gas service suppliers and others who provide energy services.

     TEP'S SETTLEMENT AGREEMENT AND RETAIL ELECTRIC COMPETITION RULES

     In November 1999, the ACC approved the Settlement Agreement between TEP and certain customer groups relating to recovery of TEP's transition recovery assets and unbundling of tariffs. For TEP, the Retail Electric Competition Rules (Rules) provide a framework for the introduction of retail electric competition in Arizona. Direct access to competitive electricity by customers became effective in January 2000, 60 days after the effective date of the Settlement Agreement. However, certain conditions must be met before competitive electricity will be sold in TEP's service territory, such as certification of Energy Service Providers (ESPs) by the ACC and execution of and compliance with direct access service agreements by ESPs and other service providers with TEP. Currently, one ESP has met all the necessary conditions but has not yet begun selling electricity in TEP's service territory.

     As required by the Rules, consumer choice for energy supply will be phased in beginning in 2000 until January 1, 2001, when consumer choice will be available to all customers.

     In accordance with the Rate Settlement Agreement approved by the ACC in 1998, TEP decreased rates to retail customers by 1.1% on July 1, 1998, 1% on July 1, 1999 and 1% on July 1, 2000. These reductions apply to all retail customers except for certain customers that have negotiated non-standard rates. In accordance with the Settlement Agreement approved in November 1999, now that these three rate reductions have occurred, TEP's retail rates will be frozen until December 31, 2008, except under certain circumstances. TEP will recover the costs of transmission and distribution under regulated unbundled rates. TEP's frozen rates will include two Competition Transition Charge (CTC) components, a Fixed CTC and a Floating CTC, which are designated for the recovery of its transition recovery assets.

     Other major provisions of the Settlement Agreement were reported in the 1999 Form 10-K. See TEP's Settlement Agreement and Retail Electric Competition Rules in the 1999 Form 10-K.

     Approval of the Settlement Agreement caused TEP to discontinue regulatory accounting for its generation operations under FAS 71, in November 1999. See Note 1 of Notes to Condensed Consolidated Financial Statements, Regulatory Accounting.

     Several parties filed lawsuits in Maricopa County Superior Court challenging the ACC's Retail Electric Competition Rules order and in the Arizona Court of Appeals challenging the ACC's order which approved TEP's
Settlement  Agreement.   It had  been contended  that allowing  marketplace
competition to determine rates violated the ACC's constitutional duty to set rates.

     On July 12, 2000 a Maricopa County Superior Court judge issued a preliminary ruling on the consolidated cases that generally upheld the Retail Electric Competition Rules but concluded that some of the Rules were invalid. Specifically, the court held that several non-ratemaking Rules were required to be submitted to the Arizona Attorney General for certification. Additionally, the judge determined that, in determining rates, the Arizona Constitution requires the ACC to consider the fair value of the property of an ESP upon its certification. Based on the judge's decision, the ACC can decide to permit marketplace competition to determine rates, as it has already done in the Rules. However, since the Rules do not require a fair value determination, the judge ruled them unconstitutional regarding this matter. The action in the Arizona Court of Appeals was dismissed as a result of stipulation by the parties involved.

     On November 1, 2000 the Maricopa County Superior Court judge entered a minute entry affirming the July 12, 2000 preliminary ruling that some of the ACC's rules violated provisions of the Arizona Constitution. The minute entry held that "the Commission's consistent and repeated failure to comply with
Article 15, section 14 of the Arizona Constitution, affects the entire electrical deregulation process." The minute entry then specified that plaintiff's counsel submit an amended form of judgment to be rendered by the court. The amended form of judgment was requested, among other things, to state that the "decisions are vacated for being 'unconstitutional and unlawful.'" On November 8, 2000, plaintiff's counsel filed an amended form of judgment for the court's consideration.

     We believe that the Retail Electric Competition Rules are still in effect pending the acceptance or revision of the proposed form of judgment by the court. We cannot predict when the court will render a judgment or the outcome of these actions. We cannot predict whether the decision will be appealed or the effect of such appeal.

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

     TRANSMISSION ACCESS

     TEP, along with several neighboring transmission owners located in the southwestern United States, filed a report with the FERC on October 16, 2000 which detailed the progress in establishing a Regional Transmission Organization (RTO) that would be responsible for ensuring transmission reliability and nondiscriminatory access to the regional transmission grid. We expect that Desert STAR, the non-profit corporation named in the filing, will make additional filings with the FERC in the near future to establish itself as an RTO for the region.

     The October 16, 2000 filing complied with FERC Order No. 2000, which required all public utilities that are transmission owners to file a proposal for an RTO by October 2000. An RTO is an organization or institution which is envisioned by the FERC to operate an electric transmission system on a regional basis and enhance operational transmission efficiencies and reliability. The FERC has not dictated specific RTO structures but has instead adopted a flexible approach to considering proposed organizational structures, including the possibility of a transmission company which would own and operate all of the transmission assets in a particular region.  As an alternative  to  an  RTO proposal, transmission-owning public utilities were required to file a description of any efforts made by the utility to participate in an RTO, the reasons for not participating and any obstacles to participation, and any plans for further work toward participation. This order is a culmination of the FERC's efforts to promote the regional development of transmission system operation and contemplates that RTOs will be operational by December 15, 2001. While FERC Order 2000 takes a voluntary approach to participation in RTOs, the FERC has indicated that it will take any action it considers necessary, including requiring RTO formation, to address any undue market power that may exist on the part of transmission owners.

     The ACC Retail Electric Competition Rules require the formation and implementation of an Arizona Independent Scheduling Administrator Association (AISA). The AISA is anticipated to be a temporary organization until the formation and implementation of an ISO or RTO. TEP, as an Affected Utility, participated in the creation of the AISA. This includes its incorporation as a not-for-profit entity, the filing at the FERC for approval of its proposed structure, rates and procedures, and drafting of its protocols for operation. Recently, the board of AISA approved a set of operating protocols which have been tendered for filing with the FERC and are currently under review. TEP continues to participate with the other Affected Utilities in developing the AISA's structure and protocols in response to retail competition.


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

     We  continue  to apply FAS 71 in  accounting for the distribution  and
transmission  portions  of  TEP's business, our regulated  operations.   We
periodically  assess  whether we can continue to  apply  FAS  71  to  these
operations.   If  we  stopped applying FAS 71 to TEP's remaining  regulated operations, we would write off the related balances of TEP's regulatory assets as a charge in our income statement. Based on the balances of TEP's regulatory assets at September 30, 2000, if we had stopped applying FAS 71 to TEP's remaining regulated operations, we would have recorded a net after-
tax  extraordinary  loss of approximately $258 million.   While  regulatory
orders and market conditions may affect our cash flows, our cash flows would not be affected if we stopped applying FAS 71.

See Note 1 of Notes to Condensed Consolidated Financial Statements, Regulatory Accounting.


   SAN JUAN COAL CONTRACT AMENDMENT
   --------------------------------

     In the third quarter 2000, TEP entered into an agreement to amend the San Juan Generating Station's coal supply contract. Under the terms of the amended contract among TEP, San Juan Coal Company (SJCC) and Public Service Company of New Mexico (a co-owner of the San Juan generating station), SJCC will phase out the current surface mining operation and replace it with an underground mining operation to be in full production by November 2002. The underground mine will provide higher quality coal to San Juan and reduce production costs.

     TEP owns 50 percent of Units 1 and 2 of San Juan, which represent 322 MW of installed capacity. TEP expects the contract amendment to reduce its future coal costs by $275 million over the life of the contract, which expires in 2017. On a net present value basis, TEP expects the savings to be at least $50 million. To amend the contract, TEP and the other owners will make a one-time payment to SJCC in 2003. TEP's share of that payment will be approximately $15 million. TEP recorded a $13.2 million pre-tax ($8.0 million after-tax) expense in the third quarter of 2000 to recognize the present value of that payment.


   MARKET RISKS
   ------------

     We are potentially exposed to various forms of market risk. Changes in interest rates, returns on marketable securities, changes in foreign currency exchange rates, and changes in commodity prices may affect our future financial results. The market risks resulting from changes in interest rates, returns on marketable securities and changes in foreign currency exchange rates have not changed materially from the market risks reported in the 1999 Form 10-K.

     COMMODITY PRICE RISKS

     TEP is exposed to commodity price risk primarily relating to changes in the market price of electricity, as well as changes in fuel costs incurred to generate electricity. TEP enters into forward contracts to buy or sell energy at a specified price at a future date. These contracts are considered to be derivative commodity instruments. Generally, TEP commits to future sales based on expected excess generating capability. However, rather than producing additional power, TEP may enter into a forward purchase contract to satisfy the forward sales contract if the market prices are favorable. The forward sales contracts that are satisfied with forward purchase contracts do not require any physical delivery of energy by TEP. However, to take advantage of anticipated market opportunities, TEP is at various times in a net open position. A net open position means it has either committed to sell more electricity than it has purchase contracts to cover or it has committed to purchase more power than it needs for its selling commitments. To limit exposure to price risk, TEP has trading policies with limits as to total open positions. TEP continually reviews its trading policies and limits to respond to the constantly changing market conditions.

     TEP measures its market risk related to its commodity exposure by using a sensitivity analysis. The market prices used to determine fair value are estimated based on various factors including broker quotes, exchange, over the counter prices and time value. As of September 30, 2000, the estimated potential unfavorable impact on pre-tax earnings of a hypothetical 10% adverse shift in quoted market prices was $8 million. However, because TEP's derivative commodity instruments are primarily hedges of forward long generation positions which could generally be settled with TEP generation and are not used for trading purposes, we do not believe that this commodity price risk is material to our financial position.

     For accounting purposes, TEP recognizes gains and losses of energy sales and purchases in the income statement upon settlement of the contracts. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. This Statement requires all derivative instruments to be recognized as either assets or liabilities on the balance sheet. Some derivative instruments offset, or hedge, exposure to a specific risk. If the derivative is not a hedging instrument, measurement is at fair value and changes in fair value (i.e., gains and losses) are recognized in earnings in the period of change. If a derivative qualifies as a hedge, the accounting for changes in fair value will depend on the specific exposure being hedged. We are required to comply with FAS 133 effective January 1, 2001.

     Based on our analysis to date, we expect that the most significant impact of complying with FAS 133 will be the ongoing market adjustments to the income statement from some of our wholesale trading activity. We buy and sell wholesale power using forward contracts. Based on our current interpretation of FAS 133 and other guidance, we believe our wholesale forward contracts will be classified as follows:

     * Normal Purchases and Sales: These forward contracts are excluded from the requirements of FAS 133. The realized gains and losses on these contracts are reflected in the income statement at the contract settlement date. The wholesale contracts that generally qualify as normal purchases and sales are our off-peak forward purchases and sales.
     * Cash Flow Hedge: The unrealized gains and losses related to these forward contracts will be included in Other Comprehensive Income, a component of stockholders' equity. On-peak forward purchase contracts to meet our retail and firm commitments as well as on-peak forward sales contracts of our excess system capacity are generally classified as cash flow hedges. We define our on-peak purchases and sales as occurring daily from 6 a.m. until 10 p.m., Monday through Saturday.
     * Trading Activity:  The unrealized gains and losses related  to these
       forward contracts will be reflected in the  income statements.   Our
       trading activity generally consists of forward on-peak sales and purchases that do not qualify for cash flow hedge treatment.

     Unrealized gains and losses of our forward contracts represent the differences between the forward contract prices and the market prices at any given date until the final settlement of the contract. The realized gain or loss on the forward contract recorded at the contract settlement represents the difference between the contract price and our actual cost of the commodity that was purchased or sold. Based on our current analysis and interpretation of FAS 133, if we had adopted FAS 133 at September 30, 2000, we would have recorded a $1 million unrealized loss on the income statement and a $12 million unrealized loss as part of Other Comprehensive Income. If we had adopted FAS 133 at September 30, 1999 we would have recorded a $1 million unrealized loss on the income statement and a $1 million unrealized loss as part of Other Comprehensive Income. Because the forward contract volume in 2000 is roughly the same as 1999, the difference between adoption of FAS 133 at September 30, 1999 and 2000 reflects the substantial increase in energy market prices in 2000. Because of the volatility of the wholesale power market and continual changes in the types of forward contracts that we have, we do not know if these amounts are representative of the amounts that we will recognize in the future after we adopt FAS 133. There are also certain issues that still need to be addressed by the FASB Derivatives Implementation Group that may also impact the amounts we will recognize under FAS 133.

     TEP is exposed to credit risk in its energy trading activities related to potential nonperformance by counterparties. TEP manages the risk of counterparty default by performing financial credit reviews and setting limits, requiring collateral when needed, and using a standardized agreement which allows for the netting of current period exposures to and from a single counterparty. TEP does not anticipate any nonperformance by any of its counterparties and did not experience any material counterparty default during the nine months ended September 30, 2000.

     TEP also purchases coal and natural gas in the normal course of business for fuel for its generating plants. Purchases of gas historically provided fuel for only 3-4% of total generation. During the nine months ended September 30, 2000, however, approximately 7% of TEP's generation was fueled by natural gas. Market prices of natural gas also increased significantly in 2000, which, combined with increased usage, caused gas costs to comprise 22% of total fuel expense for the nine months ended September 30, 2000, compared with 9% in 1999. Despite the significant increases in market prices for natural gas in the second and third quarters of 2000, it was cost-effective for TEP to run its gas-fired generating units to sell into the wholesale market or to supply generation for its retail load during peak periods. TEP has historically purchased fixed price natural gas prior to the summer for a portion of its expected use. TEP plans to purchase forward gas contracts as a means of mitigating price risk of this increasingly volatile commodity in the future. TEP acquires its coal under long-term coal supply contracts. See Fuel Supply in the 1999 Form 10-K for additional information on TEP's coal contracts and gas purchases.


RESULTS OF OPERATIONS
---------------------

     UniSource Energy recorded net income of $17.2 million or $0.53 per average share of Common Stock in the third quarter of 2000, and net income of $28.1 million or $0.87 per share in the first nine months of 2000. This compares with net income of $51.7 million or $1.60 per average share of Common Stock in the third quarter of 1999, and net income of $49.8 million or $1.54 per share in the first nine months of 1999.

     Growth in retail electricity sales, wholesale marketing activities and efficient performance of generating units at TEP contributed to the earnings recorded in the third quarter of 2000. Despite this strong underlying performance at the utility, several factors contributed to the lower net income reported for the third quarter of 2000 compared with the third quarter of 1999:

     * a one-time $8 million after-tax expense related to the amendment of a coal supply contract in the third quarter of 2000;
     * the $20.8 million after-tax gain on the sale of one of our unregulated energy businesses in the third quarter of 1999; and
     * the impact of accounting changes related to the discontinuation of regulatory accounting for TEP's generation operations under FAS 71 in November 1999.

     The same factors outlined above account for the lower net income reported for the first nine months of 2000 compared with the same period of 1999. See Factors Affecting Results of Operations and Results of Operations, below for further detail.

   CONTRIBUTION BY BUSINESS SEGMENT
   --------------------------------

     The table below shows the contributions to our consolidated after-tax earnings by our two business segments, as well as parent company expenses and inter-company eliminations, for the third quarter and first nine months of 2000 and 1999, respectively:


                               Three Months Ended         Nine Months Ended
                                  September 30,               September 30,
                                  2000      1999             2000      1999
  -------------------------------------------------------------------------
                                           - Millions of Dollars -
  Business Segment
    TEP                           $19.8    $31.9           $33.1     $39.0
    Millennium                     (1.3)    21.0            (1.2)     15.0
    Parent Company and Inter-
      Company Eliminations         (1.3)    (1.2)           (3.8)     (4.2)
  -------------------------------------------------------------------------
      Consolidated Net Income     $17.2    $51.7           $28.1     $49.8
  =========================================================================


     Parent company results include the after-tax interest expense accrued on a note payable from UniSource Energy to TEP. This note was provided to TEP in exchange for the stock of Millennium in January 1998. TEP results include interest income from this note.

     The operating revenues and expenses from the Millennium Energy Businesses are currently included as part of UniSource Energy's Operating Revenues and Operating Expenses. Previously, these revenues and expenses were included in the Millennium Energy Businesses line item in the Other Income and Deduction section of the income statement. The income statements for the three and nine-months ended September 30, 1999 have been reclassified to conform to the new presentation. See Note 3 of Notes to Condensed Consolidated Financial Statements, Millennium Energy Businesses.

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

   IMPACT OF REGULATORY ACCOUNTING CHANGES
   ---------------------------------------

     TEP stopped applying regulatory accounting (FAS 71) to its generation operations during the fourth quarter of 1999 in response to its Settlement Agreement with the ACC. As a result, the operating results for 1999 and 2000 are not directly comparable because the presentation and calculation of certain financial statement line items changed. Reported earnings are lower in 2000 than in 1999 due primarily to:

     * the change in accounting for capital leases. Previously, we recorded lease expense consistent with our rate-making treatment and recorded equal annual expense amounts over the lease term. Under current accounting treatment, capital lease expense is higher in the earlier years of the lease term because the interest expense component is calculated on a mortgage basis.
     * the reclassification of our generation-related regulatory assets to the Transition Recovery Asset, which shortened the amortization period for these assets to nine years and thereby increased the annual amortization amounts.

     TEP will continue to experience downward pressure on earnings due to the changes in expense recognition from the discontinuation of FAS 71 for our generation operations. However, TEP expects that the changes in expense recognition may be offset, and earnings provided by, the following factors:

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

   UTILITY SALES AND REVENUES
   --------------------------

     Comparisons of TEP's kilowatt-hour sales and electric revenues are shown below:


                                                            Increase
                                                         ---------------
                                   2000       1999       Amount  Percent
Three Months Ended September 30,   ----       ----       ------  -------
--------------------------------              - Thousands-
Electric kWh Sales:
   Retail Customers             2,515,101  2,343,480    171,621    7.3%
   Sales for Resale             1,729,286  1,657,115     72,171    4.4%
                                ---------  ---------    -------
       Total                    4,244,387  4,000,595    243,792    6.1%
                                =========  =========    =======

Electric Revenues:
   Retail Customers              $214,513   $198,022    $16,491    8.3%
   Sales for Resale               125,131     66,083     59,048   89.4%
                                 --------   --------    -------
       Total                     $339,644   $264,105    $75,539   28.6%
                                 ========   ========    =======


Nine Months Ended September. 30,
--------------------------------
Electric kWh Sales:
   Retail Customers             6,363,815  5,951,879    411,936    6.9%
   Sales for Resale             4,447,089  3,833,957    613,132   16.0%
                               ----------  ---------  ---------
       Total                   10,810,904  9,785,836  1,025,068   10.5%
                               ==========  =========  =========

Electric Revenues:
   Retail Customers              $518,694   $484,236   $ 34,458    7.1%
   Sales for Resale               231,514    128,814    102,700   79.7%
                                 --------   --------   --------
       Total                     $750,208   $613,050   $137,158   22.3%
                                 ========   ========   ========


     TEP's kWh sales to retail customers increased by 7.3% in the third quarter of 2000 compared with the same period in 1999. The retail kWh sales increase was due to a 2.8% increase in the number of retail customers and warmer summer temperatures as measured by a 26% increase in Cooling Degree Days compared with the third quarter of 1999. Retail revenues increased by 8.3% in the third quarter of 2000 compared with the same period in 1999, reflecting the higher kWh sales and $2.5 million in revenues from the reversal of a reserve for disputed charges. These increases were offset, in part, by a 1.0% rate decrease effective July 1, 2000. For the first nine months of 2000, retail kWh sales increased 6.9% compared with the same period in 1999 as a result of an increase in retail customers and weather changes. Retail revenues increased 7.1% due to increased retail kWh sales. TEP established a new annual energy use record on August 4, 2000. The maximum momentary peak on that day was 1,871 megawatts and the net hourly peak was 1,862 megawatts, compared with the maximum momentary peak of 1,767 megawatts and the net hourly peak of 1,754 megawatts in the third quarter 1999.

     Kilowatt-hour sales for resale increased 4.4% and the related revenues increased by 89.4% in the third quarter of 2000 compared with the same period in 1999. Wholesale sales volume increased primarily from an increase in short-term buy/resale activity. Market prices were significantly higher in the three months ended September, 2000 than in the same prior year quarterly period, causing the revenue increase to exceed the volume increase on a percentage basis. Higher natural gas prices and warmer regional temperatures contributed to higher market prices. For the first nine months of 2000, wholesale sales increased 16.0% compared with the same period in 1999 due primarily to an increase in buy/resale activity. Revenues from wholesale sales increased 79.7% as a result of increased sales volume and higher market prices as described above.

   OPERATING EXPENSES
   ------------------

     Fuel and Purchased Power expense increased by $66 million in the third quarter of 2000 compared with the same period the year before. Fuel expense at TEP's generating plants increased $17 million primarily due to higher natural gas prices and increased usage of gas generation to meet increased kWh sales. Purchased Power expense also increased by $49 million primarily because of increased purchases in response to the large increase in wholesale energy sales made by TEP during the quarter. For the nine months ended September 30, 2000, Fuel and Purchased Power expense increased by $109 million primarily for the same reasons discussed above. Fuel expense increased $22 million while Purchased Power expense was up $87 million.

     Despite the large increases in Fuel and Purchased Power expense, TEP's gross margin (Operating Revenues less Fuel and Purchased Power expense) improved by 6% in the third quarter and 7% in the first nine months of 2000 compared with the prior year periods. This improvement was primarily due to higher prices in the wholesale energy markets.

     TEP recorded a $13.2 million pre-tax ($8 million after-tax) one-time charge in the third quarter of 2000 as a result of a coal supply contract amendment. See San Juan Coal Contract Amendment above.

     The presentation and calculation of certain financial statement line items changed in November 1999 as a result of the discontinuation of regulatory accounting (FAS 71) for TEP's generation operations. Accordingly, beginning in November 1999, Capital Lease expense is now being reflected in Depreciation and Amortization and in Interest on Capital Leases. The increase in Depreciation and Amortization for the third quarter and first nine months of 2000 compared to the same periods the year before is primarily due to this new presentation. Also, additional property and equipment were placed in service during 2000. Because we stopped applying FAS 71, we discontinued amortization of the Springerville Unit 1 Allowance contra-asset and the corresponding recognition of Interest Imputed on Losses Recorded at Present Value.

     Other Operations and Maintenance and Repair expenses increased to support customer growth and higher kWh sales for both the third quarter and the first nine months of 2000 compared to the prior year periods.

     The Transition Recovery Asset and its related amortization is a result of the Settlement Agreement reached with the ACC in 1999. The amount of Amortization of Transition Recovery Asset totaled $8.8 million and $14.4 million for the quarter and nine months ended September 30, 2000, respectively. Quarterly amortization amounts are a function of various factors including kWh sales.

     Income Taxes were lower in both the third quarter and first nine months of 2000 compared to the prior year periods due to lower pre-tax income. We also recognized tax benefits from the resolution of various IRS audit issues in the second quarter of 2000. See Note 6 of Notes to Condensed Consolidated Financial Statements, Contingencies.

   OTHER INCOME (DEDUCTIONS)
   -------------------------

     INTEREST INCOME

     TEP's income statements for the quarters ended September 30, 2000 and 1999 include $2.3 million and $2.5 million, respectively, of interest income on the promissory note TEP received from UniSource Energy in exchange for the transfer of its stock in Millennium. On UniSource
Energy's consolidated income statement, this inter-company income is eliminated. For the nine months ended September 30, 2000 and 1999, the interest income on the promissory note was $7.0 million and $7.6 million, respectively.

     UniSource Energy recorded higher interest income for the quarter ended September 30, 2000 and the first nine months of 2000, due primarily to interest earned on lease debt investments. See Liquidity and Capital Resources below.

     EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED ENTITIES

     Results from unconsolidated entities include various operations of the unregulated energy businesses of Millennium. Because of the change in ownership of GES, the results of operations from the consolidated unregulated energy subsidiaries of Millennium are now included in Operating Revenues and Operating Expenses. Previously, these revenues and expenses were included in Other Income (Deductions). See Note 3 of Notes to Condensed Consolidated Financial Statements, Millennium Energy Businesses. The decrease in Equity in Losses of Unconsolidated Entities for the nine months ended September 30, 2000, compared with the same prior year period, is primarily due to the $2.5 million pre-tax gain on the sale of a minority interest in a power project in the Czech Republic in the first quarter 2000.

   INTEREST EXPENSE
   ----------------

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

Absent these accounting changes, Interest Expense for the third quarter and first nine months of 2000 would have been lower compared to the same periods of the prior year due primarily to lower amortization of losses on reacquired debt and lower letter of credit fees.


RESULTS OF MILLENNIUM ENERGY BUSINESSES
---------------------------------------

     The unregulated energy businesses of Millennium reported a net loss of $1.3 million for the third quarter of 2000, and net loss of $1.2 for the first nine months of 2000. This compares with a net income of $21.0 million in the third quarter and a net income of $15.0 million for the first nine months of 1999. The table below provides a breakdown by Millennium-owned subsidiaries of the after tax net income/(losses) recorded for the three months and nine months ended September 30, 2000 and 1999.


                         Three Months Ended        Nine Months Ended
                            September 30,             September 30,
                          2000        1999          2000        1999
----------------------------------------------------------------------
                               -Thousands of Dollars-
   Subsidiary
      AET              $(1,466)    $   (80)      $(3,274)   $   (691)
      MEH                  200      21,200           877      20,550
      Nations Energy      (339)       (181)          592      (5,151)
      Other                351          61           587         319
----------------------------------------------------------------------
   Total Millennium    $(1,254)    $21,000       $(1,218)   $ 15,027
======================================================================


     AET AND GLOBAL SOLAR

     Millennium owns 100% of AET, which owns 67% of GES, the parent company of Global Solar Energy, Inc., a manufacturer of thin-film photovoltaic cells. Effective June 1, 2000, Millennium increased its ownership percentage in GES from 50% to 67%. See Note 3 of Notes to Condensed Consolidated Financial Statements, Millennium Energy Businesses. AET's net losses in the third quarter and first nine months of 2000 were primarily due to research and development-related costs and delays at the manufacturing facility.

     MEH AND NEWENERGY

     Prior to the third quarter of 1999, MEH held a 50% interest in NewEnergy, a provider of electricity, energy products, services and technology based energy solutions to customers in deregulating energy markets. NewEnergy was sold to The AES Corporation in the third quarter of 1999, resulting in an after-tax gain of $20.8 million. See discussion of NewEnergy and the terms of the sale below at Investing and Financing Activities, Millennium - Unregulated Energy Businesses.

     MEH's net income for the third quarter and first nine months of 2000 was derived primarily from interest income from a note receivable received as part of the sale of NewEnergy to AES Corporation.

     NATIONS ENERGY

     Nations Energy develops independent power projects worldwide. For the third quarter of 2000, Nations Energy recorded a net loss of $0.3 million due to operating expenses at existing projects. The results for the nine months ended September 30, 2000 and 1999 reflect transactions related to Nations Energy's investment in a power project in the Czech Republic. The loss reported in 1999 was principally from development costs and expenses related to the exercise of an option to invest in this power project. The minority investment interest in this plant was sold in the first quarter 2000. Management is considering the sale of Nation's remaining assets. Currently the book value of these assets is approximately $20.3 million.


DIVIDENDS ON COMMON STOCK
-------------------------

     UNISOURCE ENERGY

     On August 4, 2000, UniSource Energy declared a cash dividend in the amount of $0.08 per share on its Common Stock, payable September 8, 2000 to shareholders of record at the close of business August 15, 2000. On November 3, 2000, UniSource Energy declared a cash dividend in the amount of $.08 per share on its Common Stock, payable December 8, 2000 to shareholders of record at the close of business November 15, 2000.

     UniSource Energy's Board of Directors will review our dividend policy on a continuing basis, taking into consideration a number of factors including our results of operations and financial condition, general economic and competitive conditions and the cash flow from our subsidiaries, TEP and Millennium.

     TEP

     In December 1999, TEP declared and paid a dividend of $34 million to UniSource Energy, its sole shareholder.

     TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants, including a covenant that requires TEP to maintain a minimum level of net worth. As of September 30, 2000, the required minimum net worth was $226 million. TEP's actual net worth at September 30, 2000 was $304 million. See Investing and Financing Activities, TEP Credit Agreement, below. As of September 30, 2000, TEP was in compliance with the terms of the Credit Agreement.

     The ACC Holding Company Order states that TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings until TEP's equity ratio equals 37.5% of total capital (excluding capital lease obligations). As of September 30, 2000, TEP's equity ratio on that basis was 21%.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   CASH FLOWS
   ----------

     UNISOURCE ENERGY

     Consolidated cash and cash equivalents decreased from the September 30, 1999 ending balance of $131.7 million to $103.3 million at September 30, 2000. For the twelve-month period ended September 30, 2000, consolidated net cash outflows for investing and financing activities exceeded the cash generated from operating activities.

     Net cash flows from operating activities increased by $61.8 million in
the  first nine months of 2000 compared with the same period in 1999.   The
net increase primarily resulted from the following factors:

     * $113.6 million increase in cash receipts from sales to wholesale and retail customers;
     * $83.6 million increase in Fuel and Purchased Power Costs paid to support the higher sales;
     * no cash outflows for tax settlements, compared with $22.4 million paid in 1999; and
     * $9.3 million increase in capital lease interest paid.

     Net cash used for investing activities totaled $81.7 million during the first nine months of 2000 compared with $66.1 million during the same period in 1999. Capital expenditures were $12.9 million higher in 2000. Other significant investing activities in 2000 included: (i) the $27.6 million purchase of Springerville Unit 1 Lease debt by Millennium, (ii) Nations Energy's $19.9 million in proceeds from the sale of its interest in the Czech Republic power project, and (iii) $11.4 million in proceeds from the payment of the promissory note from NewEnergy to MEH. In 1999, investing activities included : (i) the $26.8 million purchase of Springerville Unit 1 Lease debt by TEP and (ii) Millennium's sale of the AES Corporation stock received as consideration from the sale of NewEnergy for $27.5 million.

     Net cash used for financing activities totaled $94.5 million in the first nine months of 2000 compared with $19.8 million during the same period in 1999. In 2000, the major use of cash for financing activities was $46.9 million to retire TEP's maturing 12.22% Series First Mortgage Bonds on June 1, 2000 and $38.9 million of scheduled payments that retired capital lease obligations. In 1999, $22.3 million of capital lease obligations were retired. In the first nine months of 2000, UniSource Energy paid $7.8 million in dividends on Common Stock.

     UniSource Energy's consolidated cash balance, including cash equivalents, at November 6, 2000 was approximately $132 million. We invest cash balances in high-grade money market securities with an emphasis on preserving the principal amounts invested.

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

     TEP

     Cash and cash equivalents decreased from the September 30, 1999 ending balance of $96.2 million to $63.8 million at September 30, 2000. For the twelve-month period ended September 30, 2000, net cash outflows from investing and financing activities exceeded net cash inflows for operating activities.

     Net cash flows from operating activities increased by $51.3 million in the first nine months of 2000 compared with the same period in 1999, principally due to cash receipts from wholesale sales and from sales to retail customers, net of related fuel purchases. See Cash Flows, UniSource Energy, above for a discussion of other factors affecting net cash flows from operating activities.

     Net cash used for investing activities totaled $76.1 million during the first nine months of 2000 compared with $89.6 million during the same period of 1999. Capital expenditures were $9.4 million higher in 2000. In 1999, $26.8 million of Springerville Unit 1 Lease debt was purchased by TEP.

     Net cash used for financing activities totaled $87.2 million during the first nine months of 2000 compared with $19.9 million during the same period in 1999. The retirement of maturing First Mortgage Bonds and scheduled Payments to Retire Capital Lease Obligations were the principal reasons for the increase in financing activities. On June 1, 2000 TEP's maturing $46.9 million 12.22% Series First Mortgage Bonds were retired.

     TEP's consolidated cash balance, including cash equivalents, at November 6, 2000 was approximately $92 million.

     TEP expects to generate enough cash flow during the next 12 months to fund continuing operating activities, capital expenditures, required debt maturities, and to pay dividends to UniSource Energy. However, TEP's cash flows may vary due to changes in wholesale market conditions, changes in short-term interest rates and other factors. If cash flows were to fall short of our expectations, or if monthly cash requirements temporarily exceed available cash balances, TEP would borrow from the Revolving Credit Facility. See Investing and Financing Activities, TEP Credit Agreement, below.


   INVESTING AND FINANCING ACTIVITIES
   ----------------------------------

     TEP
     ---

     CAPITAL EXPENDITURES

     TEP's capital expenditures for the three months and nine months ended September 30, 2000 were $23.6 million and $73.7 million, respectively. TEP's capital budget for the year ending December 31, 2000 is approximately $95 million. These authorized expenditures include costs for TEP to comply with current federal and state environmental regulations. All of these estimates are subject to continuing review and adjustment. Actual construction expenditures may differ from budgeted amounts due to changes in business conditions, construction schedules, environmental requirements and changes to our business arising from retail competition. TEP plans to fund these expenditures through internally generated cash flow.

     TEP CREDIT AGREEMENT

     As of September 30, 2000 and as of November 6, 2000, TEP had no borrowings under its $100 million Revolving Credit Facility.

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

     ADDITIONAL INVESTMENTS IN ENERGY TECHNOLOGIES

     Effective June 1, 2000, Millennium increased its ownership percentage in GES from 50% to 67%. The remaining 33% of GES is owned by ITN Energy Systems, Inc. (ITN), a privately-held company. Under the agreement, ITN transferred its rights to certain assets and proprietary and intellectual
property,  including  thin-film  battery technology,  to  GES.   Millennium
agreed to contribute to GES up to $14 million in additional equity. As of September 30, 2000, Millennium funded $11.4 million under this agreement, including $3.5 million in the third quarter of 2000. As of October 31, 2000, Millennium had funded the full $14 million under this agreement.

     In September 2000, Millennium and ITN agreed to form a jointly-owned space systems company for the purpose of developing and commercializing small-scale satellites. Millennium agreed to provide $10 million in equity and $10 million in credit to the venture. ITN will contribute development contracts and proprietary technologies.

     Separately, ITN and Millennium agreed to form a jointly-owned product development company, which will provide research and development services to AET affiliates and third parties. Millennium committed to provide $4 million in credit to the company, and ITN will provide additional technologies, including direct energy conversion, fuel cells and thermal desalinization.

     Millennium also agreed to provide an additional $20 million in credit to Global Solar over a 4-year period to fund production and expansion, and $6 million in credit to TFB, Inc. to fund the start-up of a thin-film battery pilot line.

     OTHER CAPITAL REQUIREMENTS

     During 1999 and in 2000, we have taken the opportunity to realize the value from certain of Millennium's capital-intensive investments and focus on emerging energy production and storage technologies.

     In January 2000, Nations Energy sold its interest in the project located in the Czech Republic resulting in a $2.5 million pre-tax gain.

     In July 2000, Millennium made a $15 million capital commitment to a limited partnership which will fund energy related investments. Initially, $3 million is expected to be invested during the next six months. As of November 6, 2000 Millennium has funded approximately $1 million under this commitment. The remaining $12 million is expected to be invested within three to five years. A member of the UniSource Energy Board of Directors will also have a minor investment in the project. An affiliate of such board member will serve as the general partner.

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

     4. Supply and demand conditions in wholesale energy markets, including volatility in market prices and illiquidity in markets, which are effected by a variety of factors including availability of generating capacity, weather, natural gas prices and the impact of utility restructuring and generation divestitures in various states.

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


ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------------

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

                            PART II - OTHER INFORMATION

ITEM 1. -  LEGAL PROCEEDINGS
---------------------------------------------------------------------------

TAX ASSESSMENTS

     See Note 6 of Notes to Condensed Consolidated Financial Statements, Contingencies.

ACC ORDER on the SIERRITA CONTRACT

     See Note 6 of Notes to Condensed Consolidated Financial Statements, Contingencies.


ITEM 5. - OTHER INFORMATION
---------------------------------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

The following changes were effective October 1, 2000:

   UniSource Energy
   ----------------

     Ira R. Adler was named President and Chief Executive Officer of Global Energy Solutions, the parent company of Global Solar Energy. Mr. Adler was also elected to serve on the Millennium Board of Directors and continues to serve on the UniSource Energy Board of Directors, to which he was elected in 1998. He had been Executive Vice President and Chief Financial Officer at UniSource Energy and TEP, and had served on the TEP Board of Directors since 1998. He had been an officer of TEP since 1988.

     Kevin P. Larson was named Vice President and Chief Financial Officer of both UniSource Energy and TEP. Mr. Larson had been Vice President and Treasurer at TEP.

     Vincent Nitido, Jr. was named Vice President and General Counsel of both UniSource Energy and TEP. Mr. Nitido had been Vice President and Assistant General Counsel of TEP.

     Michael  J.  DeConcini was named  Senior Vice President for  Strategic
Planning  and  Investments.   Mr. DeConcini  had  been  Vice  President  of
UniSource Energy.

   Tucson Electric Power Company
   -----------------------------

     Dennis R. Nelson was named Senior Vice President and Chief Operating Officer of the Energy Resources Business Unit. Mr. Nelson had been Senior Vice President and General Counsel.

     Steven J. Glaser was named Senior Vice President and Chief Operating Officer of the Utility Distribution Business Unit. Mr. Glaser had been Vice President of the Utility Distribution Business Unit.


REGULATION

   Franchise
   ---------

     In the general election of November 2000, the voters of the City of Tucson approved a new 25-year franchise for TEP to provide electric service to customers in the City of Tucson. The previous franchise was to expire in 2001. Under the new franchise, TEP will pay to the city a fee based on the amount of energy delivered (on a kWh basis) within the city limits. This payment will be assessed to TEP's customers.

   Arizona Corporation Commission
   ------------------------------

     In the 2000 general election, the voters of Arizona approved an amendment to the Arizona Constitution, expanding the membership of the ACC from three to five members. The amendment also changed the term of office from a single six-year term to up to two terms of four years. The first election for the two new seats will take place in 2002 and their first term will be a two-year term beginning in January 2003. Thereafter, members will serve four-year terms.

     The 2000 general election filled two open seats on the ACC. Incumbent Commissioner William Mundell (Republican) was elected to complete the remaining four years of the six-year term to which he was appointed in 1999. Mr. Mundell's term will end in 2004.

     Marc Spitzer (Republican), was elected to a six-year term replacing Carl Kunasek (Republican), who was ineligible to run due to term limits. Mr. Spitzer's term will end in 2006.

     The third member of the ACC, Jim Irvin, (Republican) will complete his six-year term in 2002.


ADDITIONAL FINANCIAL DATA

The  following  table reflects the ratio of earnings to fixed  charges  for
TEP:

                              9 Months Ended        12 Months Ended
                               September 30,          September 30,
                                   2000                  2000
                              --------------        ---------------
    Ratio of Earnings to           1.32                  1.32
    Fixed Charges


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

(a)  Exhibits.

     -- See Exhibit Index.

(b)  Reports on Form 8-K.

     UniSource Energy and TEP filed the following current reports on Form 8-K during the quarter ended September 30, 2000:

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


                                       UNISOURCE ENERGY CORPORATION
                                       ----------------------------
                                              (Registrant)


Date:  November 14, 2000                /s/  Kevin Larson
                                       ----------------------------
                                             Kevin Larson
                                        Vice President and Principal
                                             Financial Officer



                                      TUCSON ELECTRIC POWER COMPANY
                                      -----------------------------
                                              (Registrant)


Date:  November 14, 2000                /s/  Kevin Larson
                                      -----------------------------
                                             Kevin Larson
                                        Vice President and Principal
                                             Financial Officer





                                 EXHIBIT INDEX

     11 -  Statement  re computation of per share earnings  -  UniSource
             Energy.
     12 -  Computation of Ratio of Earnings to Fixed Charges - TEP.
     15 -  Letter regarding unaudited interim financial information.
     27a - Financial Data Schedule - TEP.
     27b - Financial Data Schedule - UniSource Energy.