Form 10-K405
period 2000-12-31
UNISOURCE ENERGY CORP; TUCSON ELECTRIC POWER CO
filed 2001-03-01
CIK 941138, 100122

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549

                                         FORM 10-K
     (Mark One)
        [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended December 31, 2000
                                     OR
        [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from __________ to __________.


   Commission       Registrant; State of Incorporation;   IRS Employer
   File Number      Address; and Telephone Number         Identification Number
   -----------      ----------------------------------    ---------------------


   1-13739          UNISOURCE ENERGY CORPORATION          86-0786732
                    (An Arizona Corporation)
                    One South Church, Suite 100
                    Tucson, AZ  85701
                    (520) 571-4000

   1-5924           TUCSON ELECTRIC POWER COMPANY         86-0062700
                    (An Arizona Corporation)
                    One South Church, Suite 100
                    Tucson, AZ  85701
                    (520) 571-4000

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
   Registrant                 Title of Each Class       on Which Registered
   ----------                 -------------------       ---------------------
   UniSource Energy           Common Stock, no par      New York Stock
   Corporation                value and Preferred       Exchange
                              Share Purchase Rights     Pacific Stock
                                                        Exchange


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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    The aggregate market value of UniSource Energy Corporation voting Common Stock held by non-affiliates of the registrant was $645,489,126 based on the last reported sale price thereof on the consolidated tape on February 13, 2001.

    At  February 13, 2001, 33,257,142 shares of UniSource Energy  Corporation
Common  Stock,  no  par  value  (the  only  class  of  Common  Stock),   were
outstanding.

    At February 13, 2001, UniSource Energy Corporation is the sole holder of the 32,139,434 shares of the outstanding Common Stock of Tucson Electric Power Company.

    Documents incorporated by reference: Specified portions of UniSource Energy Corporation's Proxy Statement relating to the 2001 Annual Meeting of Shareholders are incorporated by reference into PART III.

-----------------------------------------------------------------------------

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


                              TABLE OF CONTENTS
                                                                            Page
                                                                            ----

Definitions................................................................... v

                                 - PART I -

Item 1. - Business
 The Company.................................................................. 1
 Electric Utility Operations
   Peak Demand................................................................ 3
   Retail Customers........................................................... 3
   Wholesale Business......................................................... 4
   Generating and Other Resources............................................. 6
   Rates and Regulation....................................................... 9
   Fuel Supply................................................................13
   Water Supply...............................................................14
   Environmental Matters......................................................15
 Millennium Energy Businesses.................................................16
 Employees....................................................................17
 TEP's Utility Operating Statistics...........................................18

Item 2. - Properties..........................................................19
Item 3. - Legal Proceedings...................................................20
Item 4. - Submission of Matters to a Vote of Security Holders.................20

                            - PART II -

Item 5. - Market for Registrant's Common Equity and Related
          Stockholder Matters.................................................21

Item 6. - Selected Consolidated Financial Data
 UniSource Energy.............................................................22
 TEP..........................................................................23

Item 7. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations
   Overview...................................................................24
   Factors Affecting Results of Operations
      Competition.............................................................25
      Western Energy Markets..................................................27
      Regulatory Matters......................................................28
      Market Risks............................................................29
   Results of Operations......................................................32
      Contribution by Business Segment........................................32
      Utility Sales and Revenues..............................................33
      Expenses................................................................35
      Other Income (Deductions)...............................................36
      Interest Expense........................................................36
      Extraordinary Income - Net of Tax.......................................37
   Results of Millennium Energy Businesses....................................37

                               TABLE OF CONTENTS
                                  (continued)
                                                                            Page
--------------------------------------------------------------------------------

 Dividends on Common Stock....................................................39
 Income Tax Position..........................................................39
 Liquidity and Capital Resources
   Cash Flows.................................................................40
   Investing and Financing Activities
     UniSource Energy - Parent Company........................................40
     TEP - Electric Utility...................................................41
     Millennium - Unregulated Energy Businesses...............................44
 Safe Harbor for Forward-Looking Statements...................................45

Item 7A. - Quantitative and Qualitative Disclosures about Market Risk.........46

Item 8. - Consolidated Financial Statements and Supplementary Data............46
 Report of Independent Accountants............................................47
 UniSource Energy Corporation
   Consolidated Statements of Income..........................................48
   Consolidated Statements of Cash Flows......................................49
   Consolidated Balance Sheets................................................50
   Consolidated Statements of Capitalization..................................51
   Consolidated Statements of Changes in Stockholders' Equity.................52
 Tucson Electric Power Company
   Consolidated Statements of Income..........................................53
   Consolidated Statements of Cash Flows......................................54
   Consolidated Balance Sheets................................................55
   Consolidated Statements of Capitalization..................................56
   Consolidated Statements of Changes in Stockholder's Equity.................57
 Notes to Consolidated Financial Statements
 Note 1. Nature of Operations and Summary of Significant Accounting Policies..58
 Note 2. Regulatory Matters...................................................62
 Note 3. Accounting for Derivative Instruments and Hedging Activities.........67
 Note 4. Millennium Energy Businesses.........................................68
 Note 5. Segment and Related Information......................................71
 Note 6. TEP's Utility Plant and Jointly-Owned Facilities.....................74
 Note 7. Long-Term Debt and Capital Lease Obligations.........................74
 Note 8. Fair Value of UniSource Energy Financial Instruments.................77
 Note 9. Dividend Limitations.................................................77
 Note 10. Commitments and Contingencies.......................................78
 Note 11. Wholesale Accounts Receivable and Allowances........................81
 Note 12. Income Taxes........................................................82
 Note 13. Employee Benefits Plans.............................................84
 Note 14. UniSource Energy Earnings Per Share (EPS)...........................88
 Note 15. Warrants............................................................89
 Note 16. UniSource Energy Shareholder Rights Plan............................89
 Note 17. Supplemental Cash Flow Information..................................90
 Note 18. Quarterly Financial Data (Unaudited)................................93

Item 9. - Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure................................................95

                               TABLE OF CONTENTS
                                  (continued)
                                                                            Page
--------------------------------------------------------------------------------

                                 - PART III -

Item 10. - Directors and Executive Officers of the Registrants
 Directors....................................................................95
 Executive Officers...........................................................95

Item 11. - Executive Compensation.............................................97

Item 12. - Security Ownership of Certain Beneficial Owners and Management
 General......................................................................97
 Security Ownership of Certain Beneficial Owners..............................98
 Security Ownership of Management.............................................98

Item 13. - Certain Relationships and Related Transactions.....................98


                                  - PART IV -

Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K...98
 Signatures...................................................................99
 Exhibit Index...............................................................103

                                  DEFINITIONS

The abbreviations and acronyms used in the 2000 Form 10-K are defined below:
--------------------------------------------------------------------------------

ACC........................   Arizona Corporation Commission.
AISA.......................   Arizona Independent Scheduling Administrator
                               Association, a temporary organization required by the ACC Retail Electric Competition Rules.
AMT........................   Alternative Minimum Tax.
APS........................   Arizona Public Service Company.
BTU........................   British Thermal Unit(s).
CAAA.......................   Federal Clean Air Act Amendments.
CDWR.......................   California Department of Water Resources.
CISO.......................   California Independent System Operator.
Common Stock...............   UniSource Energy's common stock, without par
                               value.
Company or UniSource Energy   UniSource Energy Corporation.
Cooling Degree Days........   Calculated by subtracting 75 from the average of
                               the high and low daily temperatures.
CPX........................   California Power Exchange.
Credit Agreement...........   Credit Agreement between TEP and the
                               banks, dated as of December 30, 1997.
Desert STAR................   The ISO formed in the southwestern United States,
                               in which TEP is a participant.
Emission Allowance(s)......   An EPA issued allowance which permits
                               emission of one ton of sulfur dioxide. Such
                               allowances can be bought or sold.
EPA........................   The Environmental Protection Agency.
ESP........................   Energy Service Provider.
FAS 71.....................   Statement of Financial Accounting Standards
                               No. 71: Accounting for the Effects of
                               Certain Types of Regulation.
FAS 133....................   Statement of Financial Accounting Standards
                               No. 133: Accounting for Derivative Instraments and Hedging Activities.
FERC.......................   Federal Energy Regulatory Commission.
First Collateral Trust Bonds  Bonds issued under the First Collateral
                               Trust Indenture.
First Mortgage Bonds.......   First mortgage bonds issued under the First
                               Mortgage Indenture, dated as of April 1, 1941, of Tucson Gas, Electric Light and Power Company to the Chase National Bank of the City of New York, as trustee, as supplemented and amended.
Four Corners...............   Four Corners Generating Station.
GAAP.......................   Generally Accepted Accounting Principles.
GES........................   Global Energy Solutions, Inc., which owns 100%
                               of Global Solar and Infinite Power Solutions.
Global Solar...............   Global Solar Energy, Inc., a wholly-owned
                               subsidiary of GES, which develops and
                               manufactures thin-film photovoltaic cells.
IDBs.......................   Industrial development revenue or pollution
                               control revenue bonds.
IRS........................   Internal Revenue Service.
Irvington..................   Irvington Generating Station.
Irvington  Lease...........   The leveraged lease arrangement relating to
                               Irvington Unit 4.
ISO........................   Independent System Operator.
ITC........................   Investment tax credit.
ITN........................   ITN Energy Systems, Inc.,a Colorado Corpration.
kW.........................   Kilowatt(s).
kWh........................   Kilowatt-hour(s).
kV.........................   Kilovolt(s).
kVA........................   Kilovoltampere(s).
LOC........................   Letter of Credit.

                                  DEFINITIONS
                                  (continued)


MEH........................   MEH Corporation, a wholly-owned subsidiary
                               of Millennium, which formerly held a 50% interest in NewEnergy.
MicroSat...................   MicroSat Systems, Inc. a company owned 49% by
                               Millenium and 51% by ITN, which was formed to develop and commercialize small-scale satellites.
Millennium.................   Millennium Energy Holdings, Inc., a wholly-owned
                               subsidiary of UniSource Energy.
MSR........................   Modesto, Santa Clara and Redding Public Power
                               Agency.
MW.........................   Megawatt(s).
MWh........................   Megawatt-hour(s).
Nations Energy.............   Nations Energy Corporation, a wholly-owned
                               subsidiary of Millennium, and holder of
                               independent power projects in Curacao and Panama.
Navajo.....................   Navajo Generating Station.
NewEnergy..................   NewEnergy, Inc., formerly New Energy Ventures,
                               Inc., a company in which a 50% interest was owned by MEH.
NOL........................   Net Operating Loss carryback or carryforward for
                               income tax purposes.
NTUA.......................   Navajo Tribal Utility Authority.
PNM........................   Public Service Company of New Mexico.
Rate Settlement............   TEP's Rate Settlement agreement approved by the
                               ACC in August 1998, which provided retail base price decreases over a two-year period.
Revolving Credit...........   $100 million revolving credit facility entered
                               into under the Credit Agreement between a
                               syndicate of banks and TEP.
RTO........................   Regional Transmission Organization.
Rules......................   Retail Electric Competition Rules.
San Carlos.................   San Carlos Resources Inc., a wholly-owned
                               subsidiary of TEP.
San Juan                      San Juan Generating Station.
Second Mortgage Bonds......   TEP's second mortgage bonds issued under the
                               General Second Mortgage.
SCE........................   Souther California Edison Company.
SES........................   Southwest Energy Solutions, Inc., a wholly-owned
                               subsidiary of Millennium, and provider of energy support and construction services to electric consumers.
Settlement Agreement.......   TEP's Settlement Agreement approved by the ACC in
                               November 1999 which provided for electric retail competition and transition recovery asset recovery.
Springerville..............   Springerville Generating Station.
Springerville Coal Handling
Facilities Leases..........   Leveraged lease arrangements relating to the coal
                               handling facilities serving Springerville.
Springerville Common
  Facilities...............   Facilities at Springerville used in common with
                               Springerville Unit 1 and Springerville Unit 2.
Springerville Common
  Facilities Leases........   Leveraged lease arrangements relating to an
                               undivided one-half interest in certain
                               Springerville Common Facilities.
Springerville Unit 1.......   Unit 1 of the Springerville Generating Station.
Springerville Unit 1 Lease.   Leveraged lease arrangement relating to
                               Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 2.......   Unit 2 of the Springerville Generating Station.
SRP........................   Salt  River Project Agricultural Improvement
                               and Power District.
TEP........................   Tucson  Electric Power Company, the principal
                               subsidiary of UniSource Energy.
TEP Warrants...............   Warrants for the purchase of TEP  Common Stock
                               which were issued in 1992.

                                  DEFINITIONS
                                  (continued)

UniSource Energy...........   UniSource Energy Corporation.
UniSource Energy Warrants..   Warrants for the purchase of UniSource Energy
                               Common Stock which were issued in exchange for TEP Warrants, pursuant to an exchange offer which expired October 23, 1998.
WSCC.......................   Western Systems Coordinating Council.

                               PART I


      This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. You should read forward-looking statements together with the cautionary statements and important factors included in this Form 10-K. (See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Safe Harbor for Forward-Looking Statements.) Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions. Forward-looking statements are not statements of historical facts. Forward-looking statements may be identified by the use of words such as "anticipates," "estimates," "expects," "intends," "plans," "predicts," and "projects." We express our expectations, beliefs and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management's expectations, beliefs or projections will be achieved or accomplished.


ITEM 1. - BUSINESS
---------------------------------------------------------------------

THE COMPANY
-----------

Overview of Consolidated Business

     UniSource Energy Corporation (UniSource Energy) is a holding company that owns the outstanding common stock of Tucson Electric Power Company (TEP) and Millennium Energy Holdings, Inc. (Millennium). TEP is an electric utility which has provided electric service to the community of Tucson, Arizona, for over 100 years and whose revenues reached $1 billion, for the first time, in 2000. Millennium invests in unregulated ventures related to the energy business. We conduct our business in these two primary business segments-TEP's Electric Utility Segment and the Millennium Energy Businesses Segment.

     TEP was incorporated in the State of Arizona on December 16, 1963. TEP is the successor by merger as of February 20, 1964, to a Colorado corporation that was incorporated on January 25, 1902. UniSource Energy was incorporated in the State of Arizona on March 8, 1995 and obtained regulatory approval to form a holding company in November 1997. On January 1, 1998, TEP and UniSource Energy exchanged shares of stock resulting in TEP becoming a wholly-owned subsidiary of UniSource Energy. Following the share exchange, TEP transferred the stock of its subsidiary Millennium to UniSource Energy. (See Note 1 of Notes to Consolidated Financial Statements).

Overview of Electric Utility

     TEP is a vertically integrated utility that provides regulated electric service to over 340,000 retail customers in its retail service territory. This service territory consists of a 1,155 square mile area of Southeastern Arizona with a population of approximately 870,000 in the greater Tucson metropolitan area in
Pima County, as well as parts of Cochise County. TEP holds a franchise to provide electric distribution service to customers in the City of Tucson. This franchise expires in 2026. TEP also sells electricity to other utilities and power marketing entities in the western U. S.

     Beginning in 2000, the Arizona Corporation Commission's (ACC) Retail Electric Competition Rules (Rules) required TEP to unbundle its retail electric services into separate generation, transmission and distribution services with open retail competition for generation services. As a result, TEP will serve as the local distribution company providing electric distribution services to all retail customers in its service territory. TEP will also be the integrated electric service supplier to customers who cannot or do not choose an alternate electric generation supplier. See Rates and Regulation and Competition, Retail below for additional information on the implementation of deregulation.

     The ACC approved TEP's Settlement Agreement with certain customer groups relating to the implementation of retail competition in November 1999. This Settlement Agreement provided the framework for transition to a fully competitive generation market. In November 1999, TEP discontinued the use of regulatory accounting in its financial statements for its electric generation activities. In connection with this change, TEP recognized $23 million in after-tax extraordinary net income in 1999. It also reclassified certain assets as transition recovery assets and changed the method by which certain expenses are recognized. See Note 2 of Notes to Consolidated Financial Statements, Regulatory Matters and
Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

     We describe our electric utility business further in the Electric Utility Operations and TEP's Utility Operating Statistics sections.

Overview of Millennium Energy Businesses

     Millennium has interests in the following energy-related businesses:

   -- 67% interest in Global Solar Energy, Inc. (Global Solar), a developer and manufacturer of thin-film photovoltaic cells, and Infinite Power Solutions, Inc. (IPS), a developer of thin-film batteries;
   -- 100% interest in Nations Energy Corporation (Nations Energy), which owns interests in independent power projects in Panama and Curacao; and
   -- 100% interest in Southwest Energy Solutions, Inc. (SES), which provides energy support and construction services to electric consumers.

      Beginning in 2001, Millennium will begin funding the following interests in energy-related business:

   -- 49% interest in MicroSat Systems, Inc. (MicroSat), a developer of small-scale commercial satellites
   -- 49% interest in a company formed to provide research and development services as well as high-tech equipment fabrication.

      We describe Millennium's unregulated energy businesses and other investments in more detail in the Millennium Energy Businesses section, Note 4 of Notes to Consolidated Financial Statements, Millennium Energy Businesses, and in Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Investing and Financing Activities, Millennium.

Competition and Response to Regulatory Change

      The electric utility industry is undergoing significant regulatory change designed to encourage competition in the sale of electric generation services. We believe that TEP's Settlement Agreement resolves a significant amount of uncertainty and provides TEP with the opportunity to recover 100 percent of its transition recovery assets. We continually evaluate our position to develop strategies to remain competitive in this changing environment. By the terms of its Settlement Agreement, TEP is required to transfer its generation and competitive electric service assets to a separate TEP subsidiary by December 31, 2002. We may also pursue other strategies in the future, including one or more of the following:

   -- creation  of  separate affiliates for our transmission  and distribution businesses,
   -- sale of generation assets,
   -- construction of generation assets,
   -- acquisition or construction of transmission assets, and -- investments by unaffiliated parties in, or sales of portions of,
      Millennium's unregulated energy businesses.

      We cannot predict whether any transactions of the types described above may actually occur, nor can we predict what their effect on our financial condition or competitive position might be. We discuss competition in our electric utility business in more detail in Rates and Regulation and in Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Competition.


ELECTRIC UTILITY OPERATIONS
---------------------------

  PEAK DEMAND


                                        2000    1999    1998    1997    1996
                                        ----    ----    ----    ----    ----
Peak Demand                                            - MW -

Retail Customers-Net One Hour          1,862   1,754   1,786   1,659   1,619
Firm Sales to Other Utilities            143     178     179     177     177
                                       -----   -----   -----   -----   -----
  Non-Coincident Peak Demand (A)       2,005   1,932   1,965   1,836   1,796

Total Generating Resources             1,904   1,904   1,896   1,992   1,952
Other Resources                          248     235     235     235     133
                                       -----   -----   -----   -----   -----
  Total TEP Resources (B)              2,152   2,139   2,131   2,227   2,085

Total Reserves (B) - (A)                 147     207     166     391     289
Reserve Margin (% of Non-Coincident
Peak Demand)                              7%     11%      8%     21%     16%


-----------------------------------------------------------------------------

     The peak demand for TEP's retail service area occurs during the summer months due to the cooling requirements of our retail customers. TEP's local peak demand has grown at an average annual rate of about 3.0% during the past five years.

     The chart above shows the relationship over a five-year period between TEP's peak demand and its energy resources. In addition to TEP's generating resources, total resources include firm capacity purchases and interruptible retail load. TEP's reserves are the difference between energy resources and peak demand, and the reserve margin is the ratio of reserves to peak demand. For planning purposes, TEP monitors its reserve margin in accordance with guidelines set by the WSCC equal to its largest single hazard plus 5% of its non-coincident peak demand. For 2000, these guidelines suggested a reserve margin of 323 MW or 17% of non-coincident peak demand. TEP's actual reserve margin in 2000 was 7%, as a result of an increase in peak demand. TEP purchased additional firm energy in the forward energy markets for its third quarter peak period in 2000 to ensure it had adequate operating reserve margins in accordance with the operating requirements of the Southwest Reserve Sharing Group.

     TEP's forecasted retail peak demand for 2001 is 1901 MW.   TEP
believes it has sufficient resources to meet this expected demand in 2001 with its existing resources and new resources to be available in mid-2001, subject to the availability of resources from its power exchange agreement with Southern California Edison Company (SCE). See Future Generating Resources and Power Exchange Agreement, below.

 RETAIL CUSTOMERS

     The average number of TEP's retail customers increased by 2.7% in 2000 to 338,766. TEP expects the number of its retail distribution customers and the total amount of energy consumed by those customers to grow at average annual rates of approximately 2.1% and 1.9%, respectively, through 2005. Retail peak demand in TEP's service territory is expected to grow by about 2.4% annually over the same period. TEP expects energy consumed by its residential, commercial, non-mining industrial and mining customers to comprise approximately 37%, 19%, 27% and 14%, respectively, of total energy consumption during that period.

     TEP uses population and demographic studies prepared by unrelated third parties to forecast the growth in the number of customers, peak demand and retail sales. TEP also uses assumptions about the weather, the economy and competitive conditions. The forecasts do not take into account the source or price of energy.

     Beginning January 1, 2001, all of TEP's retail customers are eligible to choose alternative energy providers. See TEP's Settlement Agreement and Retail Electric Competition Rules. Even though some of TEP's retail customers may choose other energy suppliers, the forecasted growth rates in the number of customers referred to above would continue to apply to TEP's distribution business. As of February 22, 2001 no TEP residential customers have switched to alternate energy suppliers, and 5 commercial customers at 19 locations, representing 10 MW of load, have switched.

     Franchise

     TEP holds a franchise to provide electric distribution service to customers in the City of Tucson through 2026. The voters of the City of Tucson approved a new franchise in the November 2000 general election. Under the new franchise, TEP pays the city a fee based on the amount of energy (on a kWh basis) delivered within the city limits. TEP's customers are assessed this fee.

     Sales to Large Industrial Customers

     TEP provides electric utility service to a diversified group of commercial, industrial, and public sector customers. Major industries served include copper mining, defense, health care, education and governmental entities. Two of TEP's largest retail customers are in the copper mining industry. In 2000, sales to these customers totaled about 14% of TEP's total retail energy sales, and their actual demand totaled approximately 8.5% of the 2000 retail peak demand. Revenues from sales to mining customers accounted for 7% of TEP's retail revenues in 2000 and 8% in 1999.

     TEP has contracts with its two principal mining customers to provide them electric power at specified non-tariffed rates. These contracts expire between 2003 and 2006. However, with advance notice to TEP, the mines can cancel all or part of their contracts. To date, TEP has not received any termination notices. Whether these contracts are extended or terminated will depend, in part, on market conditions and available alternatives.

     Sales to mining customers depend on a variety of factors including changes in supply and demand factors in the world copper market and the economics of self-generation. During 2000, market prices for copper rebounded from the low prices experienced during 1998 and 1999. However, these prices still remain low relative to historical prices. As a result of the low copper prices in 1998 and 1999, TEP's mining customers curtailed operations to reduce electricity costs. In January 2001, one of these mining customers publicly announced that it may shut down for a period of time, which is not expected to exceed six months. This potential shutdown is primarily due to high oil and gas prices and low prices for its molybdenum byproduct, a gray metal used to harden steel and for other industrial uses. In the event of the loss of this customer, TEP believes it will be able to sell any excess capacity in the wholesale energy markets.

   WHOLESALE BUSINESS

     TEP's electric utility operations include the wholesale marketing of electricity to other utilities and power marketers. These transactions, termed sales for resale, are made on both a firm basis and an interruptible basis. A firm basis means that contractually, TEP must supply the power (except under limited emergency circumstances), while an interruptible basis means that TEP may stop supplying power under various circumstances. See Other Purchases and Interconnections, below.

     TEP's sales for resale consist primarily of four types of sales:

     (1) Sales of firm capacity under long-term contracts for periods of more than one year. TEP currently has long-term contracts with two entities to sell firm capacity:
      -- Salt  River Project, expiring May 31, 2011, with a  minimum contract demand of 100 MW
      -- NTUA, expiring December 31, 2009, with a minimum contract demand of 40 MW each May through September, and 50 MW each October through April.
     (2) Forward contracts to sell energy for periods of up to one year. Under forward contracts, TEP commits to sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one month, three months or one year periods. Forward contracts may consist of sales of TEP's excess generating capacity, or may represent trading activity, where forward sales and purchases may be made within TEP's established limits to take advantage of favorable market opportunities.
     (3) Short-term economy energy sales in the daily or hourly markets at fluctuating spot market prices.
     (4) Sales of transmission service.

     TEP generally uses its own generation to serve the requirements of its retail and firm wholesale customers. For the times of the year when TEP expects to have excess generating capacity (usually in the first, second and fourth calendar quarters), TEP may enter into forward contracts to sell a portion of this forecasted excess generating capacity. Then, during the course of each month, TEP will analyze any remaining excess short-term generating capacity and make economy energy sales in the daily and hourly markets.

     TEP also purchases power in the wholesale markets under certain situations. It may enter into forward contracts to purchase energy for periods of up to one year to serve its retail load during periods of planned outages or for peak summer load conditions. It may also enter into a forward purchase contract for trading purposes within TEP's established limits to take advantage of favorable market conditions. TEP also purchases power to resell to certain wholesale customers under load and resource management agreements. Finally, TEP may purchase power in the daily and hourly markets to meet certain peak demands or to cover unplanned generation outages.

     The table below shows the percentage contribution to total revenues from each category of sales for resale in 2000 and 1999:

                              2000      1999
         -----------------------------------
         Long-term Contracts   14%       26%
         Forward Sales         36%       42%
         Short-term Sales      48%       29%
         Transmission           2%        3%
         -----------------------------------
                              100%      100%
         ===================================

TEP's kWh sales for resale increased by 19% in 2000 while revenues from these sales grew by 110%. This increase in sales and revenues was mainly the result of sales of available generating capacity, particularly in the fourth quarter, increased trading activity in the forward and short-term markets and significantly higher market prices in the western U.S. wholesale energy markets. These higher market prices made it profitable for TEP to run its gas-fired generating units to sell into the wholesale markets.

     The average around-the-clock market price for energy based on California Power Exchange (CPX) Palo Verde hub prices increased significantly in 2000 to $87 per MWh, compared with $26 in 1999. As of February 2001, we estimate the average forward around-the-clock market price for the balance of the year 2001 to be approximately $200 per MWh. Although we cannot predict whether such prices are sustainable for the long-term, we expect that the average market prices during 2001 will remain at or above the average pricing levels of 2000.

     We expect the market price and demand for capacity and energy to continue to be influenced by the following factors during the next few years:

     -- continued population growth in the western United States;
     -- limited availability of capacity throughout the western United
        States;
     -- restructuring of the electric utility industry in  Arizona,
        California and other western states;
     -- the reduced availability and high prices of natural gas;
     -- precipitation, which affects hydropower availability;
     -- transmission constraints; and
     -- environmental restrictions and the cost of compliance.

     Under the conditions outlined above, we expect to continue to be active participants in the wholesale energy markets, primarily by making sales and purchases in the short-term and forward markets up to one year. See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Competition, Wholesale and Market Risks, for additional discussion of TEP's wholesale marketing activities.


 GENERATING AND OTHER RESOURCES

     TEP GENERATING RESOURCES

     At December 31, 2000, TEP owned or leased 1,904 MW of net generating capability as set forth in the following table:


                                                                     Net               TEP's  Share
                       Unit                     Fuel     Owned/  Capability  Operating
Generating Source       No.    Location         Type     Leased      MW        Agent     %     MW
-----------------      ----    --------         ----     ------  ----------  --------  ------------
Springerville Station    1   Springerville, AZ  Coal     Leased     380        TEP     100.0   380
Springerville Station    2   Springerville, AZ  Coal      Owned     380        TEP     100.0   380
San Juan Station         1   Farmington, NM     Coal      Owned     327        PNM      50.0   164
San Juan Station         2   Farmington, NM     Coal      Owned     316        PNM      50.0   158
Navajo Station           1   Page, AZ           Coal      Owned     750        SRP       7.5    56
Navajo Station           2   Page, AZ           Coal      Owned     750        SRP       7.5    56
Navajo Station           3   Page, AZ           Coal      Owned     750        SRP       7.5    56
Four Corners Station     4   Farmington, NM     Coal      Owned     784        APS       7.0    55
Four Corners Station     5   Farmington, NM     Coal      Owned     784        APS       7.0    55
Irvington Station        1   Tucson, AZ         Gas/Oil   Owned      81        TEP     100.0    81
Irvington Station        2   Tucson, AZ         Gas/Oil   Owned      81        TEP     100.0    81
Irvington Station        3   Tucson, AZ         Gas/Oil   Owned     104        TEP     100.0   104
Irvington Station        4   Tucson, AZ         Coal/Gas Leased     156        TEP     100.0   156
Internal Combustion          Tucson, AZ         Gas/Oil   Owned     122        TEP     100.0   122
  Turbines                                                                                    -----
    Total Company Capacity (1)                                                               1,904
                                                                                             ------


--------------------------------------------------------------------
(1)Excludes 248 MW of additional resources, which consists of certain capacity purchases and interruptible retail load. At December 31, 2000, total owned capacity was 1,368 MW and leased capacity was 536 MW.

     TEP is the operator of the Springerville and Irvington Generating Stations, which are wholly-owned or leased by TEP. TEP has ownership interests in the San Juan, Navajo and Four Corners Generating Stations, which are operated by others. We provide additional information below on those units operated by TEP, including details on the capital lease obligations for Springerville Unit 1, Springerville Common Facilities, and Irvington Unit 4.

     Under terms of its Settlement Agreement, TEP will transfer its generation and other competitive assets to a TEP subsidiary by December 31, 2002.

     During the fourth quarter 1999, TEP's Settlement Agreement with the ACC resulted in the discontinuation of regulatory accounting for its generation operations under FAS 71. We now account for our generation operations as would an unregulated company. As a result, certain financial statement line items related to capital lease assets and obligations have changed. See Note 2 of Notes to Consolidated Financial Statements.

     Springerville Station

     The Springerville Generating Station, located in northeast Arizona, consists of two coal-fired units. Springerville Unit 1 began commercial operation in 1985 and is leased and operated by TEP. Springerville Unit 2 started commercial operation in June 1990 and is owned by San Carlos and operated by TEP. These units are rated at 380 MW for continuous operation, but may be operated for up to eight hours at a time at a net capacity of 400 MW each. The Springerville Station was originally designed for four generating units. UniSource Energy is currently evaluating the expansion of Springerville by constructing Units 3 and 4. See Future Generating Resources, below.

     The initial terms of the Springerville Unit 1 Leases, which include a 50% interest in the Springerville Common Facilities, expire on January 1, 2015. At the end of the initial terms, TEP may exercise fair market value purchase and renewal options. The annual cash cost of lease payments for the Springerville Unit 1 Leases will range from $33 million to $176 million, averaging approximately $81 million.

     In December 1985, TEP sold and leased back a 50% interest in the Springerville Common Facilities. The initial lease term for the Springerville Common Facilities Leases expires in 2017 for one owner participant and in 2021 for the other two owner participants, subject to optional fair market value renewal and purchase options. Annual lease payments under these leases vary with changes in the interest rate on the underlying debt. These lease payments totaled about $10 million in 2000 and $10 million in 1999 and $12 million in 1998. The secured notes underlying these leases were refinanced in December 1999 to avoid a special event of loss (see Note 6 of Notes to Consolidated Financial Statements). As a result of refinancing at a higher rate of interest, we recorded an additional $26 million of capital lease obligations and capital lease assets. Based on an assumed interest rate of 8.5%, annual lease payments will range from $7 million to $20 million and average approximately $12 million.

     See Fuel Supply, Springerville Coal Handling Facilities, below, for information regarding the Springerville Coal Handling Facilities Leases.

     Irvington Station

     Irvington is a four-unit generating station located in Tucson, AZ. Units 1, 2, and 3 are gas or oil burning units. In January 1988, TEP began coal-fired commercial operation of Irvington Unit 4. The unit was initially sold and then leased back under the Irvington Lease. Annual lease payments range from approximately $11 million to $14 million and average about $13 million. The initial lease term expires in 2011, but the lease has optional fair market value renewal and purchase provisions.

     Irvington Unit 4 (156 MW capability) has the flexibility to operate on coal or gas. Coal has been the primary fuel and natural
gas   the  secondary  fuel.  In  1999,  this  unit  began  producing approximately 5 MW of electricity by burning land fill gas.

     The Irvington Station, along with the internal combustion turbines located in Tucson, are designated as "must-run generation" facilities. Must-run generating units are those which are required to run in certain circumstances in order to maintain distribution system reliability and meet local load requirements.

     POWER EXCHANGE AGREEMENT

     As part of a 1992 litigation settlement, TEP and SCE agreed to a ten-year power exchange agreement. The agreement began in May 1995 and requires SCE to provide firm system capacity of 110 MW to
TEP during summer months. TEP pays an annual charge of approximately $1 million, increasing annually after the year 2000, to a maximum of approximately $2 million annually for this agreement. TEP is entitled to schedule firm energy deliveries from SCE during the summer (May 15 to September 15) of up to 36,300 MWh per month, and is obligated to return to SCE the same amount of energy the following winter season (November 1 to February 28). The energy provided under the exchange is expensed based on the estimated market cost of energy to be provided to SCE. Under this exchange agreement, TEP received 138,981 MWh from SCE in 2000, and returned 69,103 MWh to SCE as of December 31, 2000.

     Since 1995, TEP has relied upon the 110 MW provided under this agreement as a firm source of energy to supply its retail load during the peak summer months. During the summer of 2000, however, there were two days when power emergencies were called in California and SCE took the position it did not have to deliver the energy to TEP. This caused TEP to have to purchase power for several peak
hours  of  the  day  at high spot power prices.   TEP  believes  the
agreement requires SCE to purchase power for TEP's benefit under those circumstances, and during subsequent power alerts, SCE did purchase and provide power to TEP under the agreement.

     The   continuing  energy  crisis  in  California  and   SCE's
deteriorating financial condition create uncertainty as to the availability of this power for TEP. In the event that this resource is not available to TEP in 2001 and 2002, TEP would need to seek alternative sources of capacity and energy at prices that would likely be in excess of the cost of this resource. In the longer term, TEP may be able to purchase or construct a replacement resource at reasonable cost. See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Western Energy Markets and Market Risks for a discussion of risks relating to the California energy crisis.

     OTHER PURCHASES AND INTERCONNECTIONS

     TEP participates in a number of interchange agreements by which it can purchase additional electric energy from other utilities. The amount of energy purchased from other utilities and power marketers varies substantially from time to time depending on the demand for energy, the cost of purchased energy compared with TEP's cost of generation, and the availability of such energy. TEP may also sell electric energy at wholesale through these agreements. See also Wholesale Business and Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Market Risks.

     TEP has transmission access and power transaction arrangements with over 180 electric systems or suppliers. TEP is a member of the following organizations:

  -- Southwest Reserve Sharing Group - A group of utilities serving customers in portions of the southwestern United States. The group provides emergency assistance and reserve sharing among members to enhance system reliability in the Southwest region;
  -- Western Systems Coordinating Council (WSCC) - A group of western electric systems and suppliers working cooperatively to assure the
  reliability   of   the  region's  interconnected  generation   and
  transmission systems; and
  -- Western  Systems  Power  Pool  -  A  voluntary  power   pooling
  arrangement designed to achieve more efficient use of electric generation and transmission facilities among its members.

     In January 2001, TEP and Citizens Communications Company (Citizens) entered into a project development agreement for the construction of a transmission line from Tucson to Nogales, Arizona. This project will meet one of Citizen's service reliability requirements mandated by the ACC following repeated outages in their system. The proposed line is planned to be in service by December 31, 2003. This project could provide an opportunity for TEP to interconnect with Mexico, providing further reliability and market opportunities in the region.

     See Rates and Regulation, Transmission Access, below, for a discussion of possible changes in the operation and oversight of TEP's transmission facilities.

     FUTURE GENERATING RESOURCES

     TEP

     In the past, TEP assessed its need for future generating resources based on the premise of a continued regulatory requirement to serve customers in TEP's retail service area. However, the ACC's electric competition rules modified the obligation to provide generation services to all customers. These rules and TEP's ability to retain and attract customers will affect the need for future resources. Under the Retail Competition Rules as adopted, all of TEP's retail customers are eligible to choose alternative energy providers as of January 1, 2001. For those customers who do not choose other energy providers, TEP remains obligated to supply energy. However, TEP is not obligated to supply this energy from TEP-owned generating assets. The energy may be acquired from other sources through purchases in the wholesale markets. See Rates and Regulation, TEP's Settlement Agreement and Retail Electric Competition Rules below and Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Competition.

     To improve local system reliability TEP has determined that additional peaking resources are needed in Tucson beginning in 2001. To address this need, TEP purchased a 75 MW gas turbine and Millennium purchased a 20 MW gas turbine. Construction has begun on both turbine sites and we expect these units will be in operation by mid-2001 to meet our summer peaking needs. In the short and intermediate term, TEP's needs will be for additional peaking resources, not for base-load generating capacity. TEP will continue to add peaking resources in the Tucson area as needed based upon our forecasts of retail and firm wholesale load.

     Millennium

     In recognition of the strong retail growth in Arizona and New Mexico, as well as existing and projected base-load generation capacity needs in the western region, we are evaluating the expansion of the coal-fired Springerville Generating Station by constructing Springerville Units 3 and 4. Springerville was originally designed for four units. Units 3 and 4 would consist of two 380 MW coal-fired base-load generating units at the same site as Springerville Units 1 and 2, and would share many of the existing common facilities. We have retained outside consultants to assist us in developing the project scope and schedule, determining permitting requirements, and defining the terms of an engineering, procurement, and construction contract.

     We are studying various financing and ownership structures, but expect the project to be financed by a subsidiary of Millennium through the use of limited or non-recourse project financing, secured in whole or in part, by long-term power purchase agreements with unaffiliated wholesale electric purchasers. Millennium is seeking to identify equity participants and long-term power purchasers for the entire output of the units, and expects to own at least 51% of the equity. Permitting requirements and potential fuel sources are being evaluated, and electric transmission requirements are being studied with potential wholesale electric purchasers. Should we decide to go forward with this project, we anticipate that Letters of Intent with project participants will be signed in mid-year 2001. We expect that construction would begin during the second half of 2001, with commercial operation of Unit 3 expected to occur in 2004, followed by Unit 4 in 2005. See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Investing and Financing Activities, Millennium.


RATES AND REGULATION

     GENERAL

     The FERC and the ACC regulate portions of TEP's utility accounting practices and electricity rates. The FERC regulates the terms and prices of TEP's sales to other utilities and resellers. The ACC has authority over certain rates charged to retail
customers,  the  issuance  of  securities,  and  transactions   with
affiliated parties.

     The ACC currently consists of three commissioners; however, in the November 2000 general election, the voters of Arizona approved an amendment to the Arizona Constitution, expanding the membership to five members. In addition, the amendment expanded the term of office from a single six-year term to up to two terms of four years. The election for the two new members will take place in 2002 and their first term will be a two-year term beginning in January 2003. Thereafter, they will serve four-year terms. The present commissioners are:

     -- William A. Mundell (Republican), who started his term in 1999 and was elected Chairman in 2001. His term expires in 2004. -- Jim Irvin (Republican), who started his term in 1997. His term expires in 2002.
     -- Marc Spitzer (Republican), who started his term in 2001. His term expires in 2006.

     Historically, the ACC determined TEP's rates for retail sales of electric energy on a "cost of service" basis, which was designed to provide, after recovery of allowable operating expenses, an opportunity to earn a reasonable rate of return on "fair value rate base". Fair value rate base was generally determined by reference to the original cost and the reproduction cost (net of depreciation) of utility plant in service to the extent deemed used and useful, and to various adjustments for deferred taxes and other items, plus a working capital component. Over time, rate base was increased by additions to utility plant in service and reduced by depreciation and retirements of utility plant.

     With the introduction of retail electric competition in TEP's service territory in 2000, the Rules and TEP's Settlement Agreement require the unbundling of electric services, with separate rates or prices for generation, transmission, distribution, metering, meter reading, billing and collection, and ancillary services. Generation services at market prices may be provided by Energy Service Providers (ESPs) licensed by the ACC. Transmission and distribution services and must-run generation facilities will remain subject to regulation on a cost of service basis. ESPs and their related service providers must meet certain conditions before they can competitively sell electricity in TEP's service territory. These include certification by the ACC and execution of TEP's direct access service agreements.

     The FERC regulates TEP's rates for wholesale power sales and transmission services. In general, these rates may not exceed rates determined on a cost of service basis. In the fall of 1997, TEP was granted a tariff to sell at market based rates. The FERC has historically set rates in formal rate application proceedings. With respect to wholesale power sold during 1998 and 1999, TEP's wholesale rates were generally substantially below rates determined on a fully allocated cost of service basis, but, in all instances, rates exceeded the level necessary to recover fuel and other variable costs. During 2000, rates earned on wholesale sales in the short-term market, including forward sales, generally equaled or exceeded rates determined on a fully allocated cost of service basis. Wholesale sales on long-term contracts entered into prior to 1998 continued to be at rates below fully allocated costs, but recovered the cost of fuel and other variable costs.

     TEP'S SETTLEMENT AGREEMENT AND RETAIL ELECTRIC COMPETITION RULES

     In December 1996, the ACC adopted Rules that provided a framework for the introduction of retail electric competition in Arizona. These Rules, as amended and modified, were approved by the ACC in September 1999.

     In November 1999, the ACC approved the Settlement Agreement between TEP and certain customer groups relating to the implementation of retail electric competition, including TEP's recovery of its transition recovery assets and the unbundling of
tariffs.   The  major  provisions of the  Settlement  Agreement,  as
approved, were:

  -- Consumer choice for energy supply began in 2000. Customers were eligible for retail access in accordance with the phase-in adopted by the ACC in the Rules, with consumer choice available to all customers by January 1, 2001. However, certain conditions had to be met before competitive electricity could be sold in TEP's service territory. Examples of these include ACC approval of TEP's direct access tariffs, ACC certification of ESPs, and execution of and compliance with direct access service agreements by ESPs with TEP. Under the Rules, TEP is required to provide energy to any distribution customers who do not choose another energy service provider.

  -- In accordance with the Rate Settlement approved by the ACC in 1998, TEP decreased rates to retail customers by 1.1% on July 1, 1998, 1% on July 1, 1999, and 1% on July 1, 2000. These reductions applied to all retail customers except for certain customers that
  had  negotiated  non-standard  rates.   The  Settlement  Agreement
  approved in November 1999 provided that, after these reductions, TEP's retail rates would be frozen until December 31, 2008, except
  under  certain  circumstances.   The  costs  of  transmission  and
  distribution would be recovered under regulated unbundled rates both during and after the rate freeze.

  -- TEP's  frozen  rates include two Competition  Transition  Charge
  (CTC) components that are designated for the recovery of its transition recovery assets.

   - A Fixed CTC component that equals a fixed charge per kilowatt-hour sold. It ends when $450 million has been recovered, or on December 31, 2008, whichever occurs first. When the Fixed CTC terminates, TEP's retail rates will decrease by the Fixed CTC amount.

   - A Floating CTC component that equals the amount of the frozen retail rate less the price of retail electric service. The price of retail electric service includes TEP's transmission and distribution charge and a market energy component based on the Palo Verde Futures Index for electric energy. Because TEP's total retail rate will be frozen, the Floating CTC is expected to allow TEP to recoup the balance of transition recovery assets not otherwise recovered through the Fixed CTC. The Floating CTC will end no later than December 31, 2008.

  -- By June 1, 2004, TEP will be required to file a general rate case
  including  an  updated cost-of-service study.   Any  rate  change
  resulting from this rate case would be effective no sooner than June 1, 2005 and would not result in a net rate increase.

  -- By  December 31, 2002, TEP will transfer its generation and other
  competitive  assets  to  a subsidiary of TEP.   TEP's  generation
  subsidiary will sell energy into the wholesale market. TEP, as a utility distribution company (UDC), will acquire energy in the wholesale market for its retail customer energy requirements. The UDC must acquire at least 50% of its requirements through a competitive bidding process, while the remainder may be purchased under contracts with TEP's generation subsidiary. The amounts the UDC acquires through competitive bids may be purchased under bilateral contracts or spot market purchases with third parties, or potentially with TEP's generation subsidiary. With frozen rates through 2008, TEP as the UDC will bear the risk of any increases in energy costs. However, TEP believes that any such cost increases will generally be offset by sales of energy by its generation subsidiary.

     Approval of the Settlement Agreement caused TEP to discontinue regulatory accounting for its generation operations using FAS 71 in November 1999. See Note 2 of Notes to Consolidated Financial Statements, Regulatory Matters.

     Several parties, including certain rural electric cooperatives, filed lawsuits in Maricopa County Superior Court challenging the Rules, contending, among other things, that allowing marketplace competition to determine rates violated the ACC's constitutional duty to set rates. The Court found the Rules to be unconstitutional and unlawful due to the failure of the Rules to establish fair value rate base for competitive electric service providers and because certain of the Rules were not submitted for certification to the Arizona Attorney General. The Court also invalidated all ACC orders granting certificates of convenience and necessity to competitive electric service providers in Arizona.

     The ACC, RUCO (Residential Utility Consumer Office) and certain large industrial customers have appealed the decision to the Court of Appeals. In addition, the Cooperatives have filed a notice of cross appeal of certain aspects of the decision. Implementation of the judgment is stayed and the Rules remain in effect pending the outcome of the appeals.

     TEP  cannot predict the outcome of these appeals or the effect
of   the   judgment,  if  affirmed  upon  appeal,  on  the  ultimate
introduction of retail electric competition in Arizona.

     See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Tax Exempt Local Furnishing Bonds for a discussion of the possible effect of the transfer of TEP's generating assets, referred to above, on TEP's capital structure and refinancing requirements.

     STATE AND FEDERAL LEGISLATION ON RETAIL COMPETITION

     In 2000, the Arizona State Legislature approved legislation regulating retail electric competition for public service corporations. The Governor signed the legislation at the end of the session. The Arizona Legislature is not expected to consider any significant electric competition legislation in 2001.

     Additionally, federal legislators introduced several retail competition initiatives in Congress, which, if passed, could modify the actions taken by the ACC or the Arizona Legislature. Congress has yet to enact any legislation at this time. We are unable to predict when or if Congress will act or the ultimate impact of any such federal legislative initiatives.

     TRANSMISSION ACCESS

     In April 1996, the FERC issued two orders pertaining to wholesale transmission access. FERC Order 888 requires all public utilities that own, control, or operate interstate transmission facilities to offer transmission service to others under a single tariff. This tariff must incorporate certain minimum terms and conditions of transmission service established by the FERC and must also be used by public utilities for their own wholesale market transactions. Transmission and generation services for new wholesale service must be unbundled and priced separately. FERC Order 889 requires transmission service providers to establish or participate in an Open Access Same-time Information System (OASIS) that provides information on the availability of transmission capacity to wholesale market participants. The order also establishes standards of conduct to prevent employees of a public utility engaged in marketing functions from obtaining preferential access to OASIS-related information or from engaging in discriminatory business practices. TEP is in compliance with the requirements of FERC Orders 888 and 889.

     In 1997, TEP, along with other transmission owners and users located in the southwestern U.S., began to investigate the feasibility of forming an Independent System Operator (ISO) for the region. Over 50 parties participated in a Development Agreement, and as a result, a non-profit corporation named Desert STAR was formed in September 1999. In December 1999, the FERC issued FERC Order 2000, which established timelines for all transmission owning entities to join a Regional Transmission Organization (RTO) and defined the minimum characteristics and functions of an RTO. An ISO would satisfy the requirements of an RTO and would be responsible for ensuring transmission reliability and nondiscriminatory access to the regional transmission grid. Over 140 entities have paid dues and become members of Desert STAR.

     TEP, along with several neighboring transmission owners located in the southwestern United States and Desert STAR, filed a report with the FERC on October 16, 2000 that detailed the progress in establishing an RTO. On December 27, 2000, Desert STAR, TEP, and other neighboring transmission owners and other customers of the transmission system filed an additional letter with FERC in which Desert STAR stated that they expect to file an application by the end of March 2001 to become an RTO, and that they expect to begin operation late in 2002. In February 2001, TEP, along with other stakeholders, filed a request for extension to May 2001 for completing the filing with the FERC. The formation of Desert STAR will be subject to approval by the FERC and state regulatory authorities in the region.

     The ACC Retail Electric Competition Rules also require the formation and implementation of an Arizona Independent Scheduling Administrator Association (AISA). The AISA is anticipated to be a temporary organization until the formation of an ISO or RTO. TEP participated in the creation of the AISA, including its incorporation as a not-for-profit entity, the filing at the FERC for approval of its proposed structure, rates and procedures, and drafting its protocols for operation. During 2000, the board of AISA approved a set of operating protocols, which it submitted to the FERC for approval. Recently, the FERC approved the protocols in part but rejected other parts, effectively requiring modifications to the protocols. TEP has requested a re-hearing of those modifications and that re-hearing request is pending before the FERC. TEP continues to participate with the other Affected Utilities in developing the AISA's structure and protocols in response to retail competition. See TEP's Settlement Agreement and Retail Electric Competition Rules.

     See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Tax Exempt Local Furnishing Bonds for a discussion of the possible effect of the establishment of a RTO, ISO and/or an AISA on TEP's capital structure and refinancing requirements.

     WESTERN ENERGY MARKETS

     Due to the high market prices and the various factors influencing supply and demand for electricity, the California energy markets, as administered by the California Power Exchange (CPX) and the California Independent System Operator (CISO), have become dysfunctional. These high prices and extraordinary market conditions affect not only California, but the entire Western Region of the United States and Canada. During January and February 2001, two of the California utilities that are the largest market participants defaulted on payments due to the CPX and CISO for power consumed in the fourth quarter of 2000. The CPX has ceased doing business and in mid-January 2001 the California Department of Water Resources (CDWR) was temporarily authorized to make energy purchases on behalf of California customers. Various state and federal regulatory and legislative bodies are addressing the situation and numerous proposals have been made to address the situation.

     During 2000, the FERC established certain soft caps on prices for power sold to the CISO. Also in December 2000, the Secretary of Energy issued an order designed to address the electric emergency in California. The order required that entities, including TEP, "sell electricity to the California ISO that is available in excess of electricity needed by each entity to render service to its firm customers." This order was allowed to expire on February 7, 2001. Another emergency order requiring four generators (not including
TEP) to continue to sell power was extended through March 16, 2001.

     We cannot predict the outcome of this situation and its effect, if any, on the introduction of retail electric competition in Arizona and in other jurisdictions in the United States.
 .
     See  also  Management's Discussion and Analysis  of  Financial
Condition and Results of Operations, Competition, Wholesale and Western Energy Markets for a discussion of the effect of the California energy crisis on TEP's operations.

 FUEL SUPPLY

     TEP's  principal  fuel for electric generation  is  low-sulfur
coal.   Fuel  cost information for the years 2000 -1998 is  provided below:


       Cost Per Million BTU Consumed    Percentage of Total BTU Consumed
       -----------------------------    --------------------------------

           2000     1999     1998             2000     1999      1998
           ----     ----     ----             ----     ----      ----

Coal (A)   $1.61   $1.64     1.65              91%      95%       96%
Gas         5.70    2.94     2.67               9        5         4
                                              ----     ----     -----
All Fuels   1.95    1.71     1.69             100%     100%      100%


-------------------------------------------------------------------
(A) The average cost per ton of coal for each of the last three years (2000, 1999, and 1998) was $30.69, $31.23, and $31.33, respectively.


     COAL

     Information concerning TEP's coal contracts is detailed below:

                                                     Year        Average
                                                   Contract      Sulfur      Coal Obtained
  Station           Coal Supplier                 Terminates     Content        From (A)
  -------           -------------                 ----------     -------     -------------

Four Corners    BHP Minerals International, Inc.     2005          0.8%    Navajo Indian Tribe
San Juan        San Juan Coal Company                2017          0.8%    Federal and State Agencies
Navajo          Peabody Western Coal Company         2011          0.5%    Navajo and Hopi Indian Tribes
Springeville    Peabody Coalsales Company            2010          0.8%    Lee Ranch Coal Company
Irvington       The Pittsburg & Midway Coal Mining   2015          0.5%    Navajo Indian Tribe and Federal
                  Company                                                    and State Agencies


--------------------------------------------------------------------
 (A) Substantially all of the suppliers' leases extend at least as long as coal is being mined in economic quantities.


     TEP-Operated Generating Facilities

     TEP is the sole owner (or lessee) and operator of the Springerville and Irvington Generating Stations. The coal supplies for these plants are transported from northwestern New Mexico and Colorado by railroad.

     In June 1997, TEP terminated its existing coal supply contract for the Springerville Generating Station for a $50 million fee and entered into a new contract with the same supplier at a lower price. The new coal contract ends in 2010, with an option to extend the term for another ten years. The Springerville rail contract expires in 2009. See Notes 2 and 10 of Notes to Consolidated Financial Statements, Deferred Springerville Generation Costs and Commitments and Contingencies, TEP Commitments - Fuel Purchase and Transportation Commitments. The coal supply and rail contracts termination date for the Irvington station is the earlier of 2015 or the remaining life of Unit 4.

     The   Springerville  and  Irvington  contracts  have  various
adjustment clauses that will affect the future cost of coal delivered. We expect coal reserves to be sufficient to supply the estimated requirements of Springerville and Irvington for their presently estimated remaining lives.

     The Springerville and Irvington coal contracts combined require TEP to take 2.1 million tons of coal per year through 2009 at an estimated annual cost of $48 million for the next five years. The Springerville and Irvington rail contracts combined require TEP to transport 1.9 million tons of coal per year through 2015 at an estimated cost of $14 million for the next five years. The coal supply contracts require TEP to pay a take-or-pay charge if minimum quantities of coal are not purchased. TEP's present fuel requirements are in excess of the take-or-pay minimums. However, TEP has purchased coal and natural gas in the spot market, and switches fuel burn from one generating station to another in order to reduce overall fuel costs, despite incurring take-or-pay minimum charges. TEP incurred take-or-pay charges of $4 million in 2000, 1999 and 1998.

     Generating Facilities Operated by Others

     TEP also participates in jointly owned generating facilities at Four Corners, Navajo and San Juan, where coal supplies are under long-term contracts entered into by the operating agents. The coal contract for Four Corners terminates in 2005. The coal quantities under contract for the Navajo mine-mouth coal fired generating station are expected to be sufficient for the remaining life of the station.

     In the third quarter 2000, TEP entered into an agreement to amend the San Juan Generating Station's coal supply contract. Under the terms of the amended contract among TEP, San Juan Coal Company
(SJCC) and PNM (a co-owner of the San Juan generating station), SJCC will phase out the current surface mining operation and replace it with an underground mining operation to be in full production by November 2002. The underground mine will provide higher quality coal to San Juan and reduce production costs. To amend the contract, TEP and the other owners will make a one-time payment to SJCC in 2003. TEP's share of that payment will be approximately $15 million. TEP recorded a $13 million pre-tax ($8 million after-tax) expense in the third quarter of 2000 to recognize the present value of that payment. On a net present value basis, TEP expects the full savings to significantly exceed the $15 million payment that will be made in 2003.

     The contracts to purchase coal, including rail transportation, for use at the jointly-owned facilities require TEP to take 1.5 million tons of coal per year through 2005 at an estimated annual cost of $45 million for the next five years.

     SPRINGERVILLE COAL HANDLING FACILITIES

     TEP  is  the  lessee  of  the  coal-handling  facilities   at
Springerville  under  a  capital  lease.   The  Springerville   Coal
Handling Facilities Leases have a remaining initial lease term through 2015 with fair market value renewal and purchase options. Annual rental payments range from approximately $10 million to $28 million but average $19 million.

     Through October 31, 1999, TEP allocated portions of the costs of its Springerville Coal Handling Facilities Leases to deferred expense for future recovery through rates. Approximately half of the expenses of the coal handling facilities, including lease costs and other operating and maintenance expenses, were charged to fuel expense in 1999 and 1998 and amounted to $12 million and $13 million, respectively. Effective November 1, 1999, lease interest expense is no longer charged to fuel expense.

     NATURAL GAS

     In June 1998, TEP entered into a one-year agreement to purchase gas from Southwest Gas Company (SWG) for power generation. This agreement was renewed for an additional one-year term in 1999 and in 2000. During 2000, TEP received natural gas sufficient to meet all of its needs. TEP's current Special Gas Procurement Agreement with SWG expires May 31, 2001. TEP and SWG are currently in the process of negotiating a similar agreement for SWG to provide all of TEP's gas commodity and transportation that will start at June 1, 2001. We estimate that these negotiations will be completed by April 1, 2001 or TEP will use other options to secure the natural gas needed. TEP also burns small amounts of landfill gas at Irvington Unit 4.

 WATER SUPPLY

     TEP believes there will be sufficient water to supply the requirements of existing and planned electric generating stations in which TEP has an interest for their estimated lives except for San Juan. A federal contract for water at San Juan expires in 2005. PNM, as operating agent of San Juan, has entered into a contract which would begin at the conclusion of the current federal contract and terminates December 31, 2027. The contract is subject to various federal and environmental approvals that are pending.

 ENVIRONMENTAL MATTERS

     TEP is subject to environmental regulation of air and water quality, resource extraction, waste disposal operations and land use by federal, state and local authorities. TEP spent under $1 million in 2000, $3 million in 1999 and $14 million in 1998 for construction costs to comply with environmental requirements. TEP believes that all existing generating facilities are in compliance with all existing regulations and will be in compliance with expected environmental regulations, except as described below.

     Arizona and New Mexico have adopted emission regulations restricting the emissions from existing and future coal, oil and gas-
fired  plants.   These  regulations  are  in  some  instances   more
stringent than those adopted by the EPA. The principal generating units of TEP are located relatively close to national parks,
monuments,  wilderness areas and Indian reservations.   Since  these
areas have relatively high air quality, TEP could be subject to control standards that relate to the "prevention of significant deterioration" of visibility and tall stack limitation rules.

     The 1990 Federal Clean Air Act Amendments (CAAA) require reductions of sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions in two phases, more complex facility permits and other requirements. TEP is subject only to Phase II of the SO2 and NOx emission reductions which became effective January 1, 2000. All of TEP's generating facilities (except existing internal combustion turbines) are affected. TEP spent approximately $1 million in each of 2000, 1999 and 1998, and expects to spend approximately $2 million annually in 2001 and 2002 complying with these requirements.

     In 1993, TEP's generating units affected by Phase II were allocated SO2 Emission Allowances based on past operational history. Beginning in the year 2000, Phase II generating units must hold Emission Allowances equal to the level of emissions in the compliance year or pay penalties and offset excess emissions in future years. TEP had sufficient Emission Allowances to comply with the Phase II SO2 regulations for compliance year 2000. However, due to increased energy output, TEP may have to purchase additional Emission Allowances for future compliance years.

     Title V of the CAAA requires that all of TEP's generating facilities obtain more complex air quality permits. All TEP facilities (including those jointly owned and operated by others) have applied for these permits and TEP does not anticipate any material problems in obtaining the required permits. In 1999, TEP received Title V permits for the Springerville and Irvington generating stations. These permits are valid for five years. TEP must pay an annual emission-based fee for each generating facility subject to a Title V permit. These emission-based fees are included in the CAAA compliance expenses discussed above. The CAAA also require multi-year studies of visibility impairment in specified areas and studies of hazardous air pollutants. The results of these studies will impact the development of future regulations of electric utility generating units. Since these activities involve the gathering of information not currently available, TEP cannot predict the outcome of these studies.

     TEP may incur additional costs to comply with recent and future changes in federal and state environmental laws, regulations and permit requirements at existing electric generating facilities. Compliance with these changes may result in a reduction in operating efficiency. Failure to comply with any EPA or state compliance requirements may result in substantial penalties or fines.

     The EPA has recently recommended that coal and oil fired electric utility steam generating units be regulated with respect to hazardous air pollutants including mercury. Rules relating to this recommendation are to be promulgated by 2004. We cannot predict the impact of these regulations on TEP.

MILLENNIUM ENERGY BUSINESSES

     Millennium engages in energy-related businesses principally through its affiliates, which are described below.

     Millennium's  assets  comprise  approximately   6%   of   the
consolidated assets of UniSource Energy. Millennium recorded a net loss of $4 million for the year ended December 31, 2000 related to these investments. The operating revenues and expenses from the Millennium Energy Businesses are currently included as part of UniSource Energy's Operating Revenues and Operating Expenses. Previously, these revenues and expenses were included in the
Millennium Energy Businesses line item in the Other Income (Deductions) section on UniSource Energy's income statement. The income statements for the years ended December 31, 1999 and 1998 have been reclassified to conform to the new presentation. We discuss these results in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Results of Millennium Energy Businesses.

     Energy Technology Investments

     In 1996, Millennium and ITN Energy Systems, Inc., a privately-held company (ITN) formed an entity to develop renewable energy and thin-film technologies. Millennium and ITN each initially owned 50%. Effective June 1, 2000, the percentages changed to 67% owned by Millennium and 33% owned by ITN. Additionally, in 2000, Millennium and ITN agreed to form new entities.

     At December 31, 2000, Millennium, through its subsidiaries, had an indirect 67% interest in the following entities and ITN owned the remaining 33%:

  -- Global Solar Energy, Inc., is a developer and manufacturer of flexible thin-film photovoltaic cells. Global Solar began limited production of photovoltaic cells in 1999. Target markets for its products include military, space and commercial applications.

     In 1999, Millennium agreed to provide $14 million of equity funding. As of December 31, 2000, Millennium had funded the full $14 million. In 2000, Millennium agreed to provide an additional $20 million in credit to Global Solar over a 4-year period to fund its production and expansion. As of January 31, 2001, Millennium has funded $6 million under this credit commitment, $4 million of which occurred in 2000.

  -- Infinite Power Solutions, Inc., is a developer of thin-film batteries and was established in 2000. In 2000, Millennium committed to provide $6 million of credit to this entity. As of December 31, 2000 Millennium had not provided any funding under this agreement. ITN contributed certain assets and proprietary and intellectual property relating to thin-film battery technology.

     During 2000, Millennium and ITN agreed to form the following entities and provide funding beginning in 2001:

  -- MicroSat Systems Inc, which is a space systems company formed for the purpose of developing and commercializing small-scale satellites. Millennium owns 49%, with the remaining 51% owned by ITN. Millennium has agreed to provide $10 million in equity and $10 million in credit to the venture. ITN will contribute development contracts and proprietary technologies. As of January 31, 2001, Millennium has provided $2 million in equity under this agreement.

  -- A product development company that will provide research and development services to Global Solar affiliates, MicroSat and third parties. Millennium owns 49%, with the remaining 51% owned by ITN. Millennium committed to provide $3 million in equity and $1 million in credit. ITN will contribute certain contracts, technologies and intellectual property, including its thermal desalinization technology.

     Millennium expects to fund a total of $20 million to $35 million to its various Energy Technology Investments in 2001. A significant portion of the funding under these agreements will be utilized for research and development purposes, establishment of the production line, and other administrative costs. As funds are expended for these purposes, we will recognize expense.

     Nations Energy

     Nations Energy Corporation was established in 1995 to develop and invest in independent power projects worldwide. Nations Energy is currently involved in the following projects:

  -- In 1996, Nations Energy acquired a 26% interest in a power project located in Curacao, Netherland Antilles. The 160 MW project is scheduled for completion in 2003. Once completed, the generating facility will provide all electricity, steam, desalinated water and compressed air for use in the oil refinery on the island of Curacao and electricity for distribution to the community of Curacao. The project achieved financial closing in December 2000. As of December 31, 2000, Nations Energy's total investment in this project was $3 million, including the $3 million equity contribution in December 2000. In December 2000, Nations Energy provided a $7 million deposit to fund scheduled equity contributions through April 2003, a $10 million deposit primarily for possible construction overruns and a guarantee of $6 million of equity on behalf of another participant in the project.

  -- In  the  third  quarter  1998, Nations Energy  purchased  a  40%
     interest in an independent power producer that owns and operates a 43 MW independent power plant near Panama City that sells energy to an unrelated party. Nations Energy recorded decreases in the market value of its Panama investment of $3 million in both 1999 and 2000. Additionally in 2000, Nations Energy was able to recognize a $3 million deferred tax benefit related to the decreased value. Nations Energy intends to sell its interest in this project which has a book value of $1 million at December 31, 2000. We cannot predict whether future market adjustments will be necessary for this project.

Currently, we do not intend to make any material investments in new projects through Nations Energy and we continue to review options for the sale of Nations Energy's remaining assets.

     SES

     Southwest Energy Solutions, Inc., a wholly owned subsidiary of Millennium, was established in January 1997. SES provides electrical contracting services statewide to commercial, industrial and governmental customers in both high voltage and inside wiring capacities. In January 2001, SES added a business unit which performs Meter Reading services for local utilities, including TEP.

EMPLOYEES

     As of December 31, 2000, TEP had 1,138 employees and the wholly-
owned   subsidiaries   of   Millennium  had   65   employees.    The
International   Brotherhood  of  Electrical  Workers   (IBEW)   1116
represents   about  60%  of  TEP's  employees.   A  new   collective
bargaining agreement between the IBEW and TEP was ratified in March 1999 and extends until January 2003. The new agreement resulted in a wage increase of 3% for 1999 and an additional 3% increase for 2000.




TEP's UTILITY OPERATING STATISTICS
                                                             For Years Ended December 31,
                                                2000        1999        1998        1997         1996
------------------------------------------------------------------------------------------------------
Generation and Purchased Power-kWh (000)
  Remote Generation (Coal)                  10,278,393  10,000,401  10,002,250   9,694,152   9,784,918
  Local Generation (Oil, Gas & Coal)         1,667,308   1,115,277     720,515     806,819     723,232
  Purchased Power                            3,400,308   2,712,570   2,227,773   1,222,970     925,394
------------------------------------------------------------------------------------------------------
    Total Generation and Purchased Power    15,346,009  13,828,248  12,950,538  11,723,941  11,433,544
  Less Losses and Company Use                  950,741     814,945     810,117     824,072     776,436
------------------------------------------------------------------------------------------------------
    Total Energy Sold                       14,395,268  13,013,303  12,140,421  10,899,869  10,657,108
======================================================================================================

Sales-kWh (000)
  Residential                                3,027,963   2,736,837   2,662,598   2,608,515   2,516,282
  Commercial                                 1,496,558   1,383,756   1,355,319   1,316,360   1,306,826
  Industrial                                 2,262,212   2,220,900   2,139,464   2,115,332   2,080,763
  Mining                                     1,140,811   1,200,214   1,230,259   1,193,094   1,164,140
  Public Authorities                           258,470     247,361     242,845     237,113     228,800
------------------------------------------------------------------------------------------------------
    Total - Retail Customers                 8,186,014   7,789,068   7,630,485   7,470,414   7,296,811
  Sales for Resale                           6,209,254   5,224,235   4,509,936   3,429,455   3,360,297
------------------------------------------------------------------------------------------------------
    Total Sales                             14,395,268  13,013,303  12,140,421  10,899,869  10,657,108
======================================================================================================

Operating Revenues (000)
  Residential                                 $276,720    $253,352     248,821    $246,251    $237,569
  Commercial                                   157,744     148,039     146,269     146,377     143,623
  Industrial                                   162,790     160,963     157,735     158,266     154,547
  Mining                                        48,484      49,399      51,965      53,231      56,240
  Public Authorities                            18,908      18,147      17,950      17,531      16,949
------------------------------------------------------------------------------------------------------
    Total - Retail Customers                   664,646     629,900     622,740     621,656     608,928
  Amortization of MSR Option Gain
    Regulatory Liability                             -           -           -       8,105      20,053
  Sales for Resale                             359,814     171,219     143,269      97,567      84,256
  Other                                          3,908       2,964       2,981       2,565       2,636
------------------------------------------------------------------------------------------------------
    Total Operating Revenues                $1,028,368    $804,083     768,990    $729,893    $715,873
======================================================================================================

Customers (End of Period)
  Residential                                  311,673     303,653     295,469     287,857     282,060
  Commercial                                    30,467      29,714      28,648      28,309      28,199
  Industrial                                       711         705         684         664         626
  Mining                                             2           4           4           4           4
  Public Authorities                                61          61          61          61          61
------------------------------------------------------------------------------------------------------
    Total Retail Customers                     342,914     334,137     324,866     316,895     310,950
======================================================================================================

Average Revenue per kWh Sold (cents)
  Residential                                      9.1         9.3         9.3         9.4         9.4
  Commercial                                      10.5        10.7        10.8        11.1        11.0
  Industrial and Mining                            6.2         6.1         6.2         6.4         6.5
    Average Retail Revenue per kWh Sold            8.1         8.1         8.2         8.4         8.4

Average Revenue per Residential Customer          $899        $845         855        $865        $854
Average kWh Sales per Residential Customer       9,834       9,132       9,144       9,159       9,050


ITEM 2. - PROPERTIES
----------------------------------------------------------------------

     TEP's transmission facilities, located in Arizona and New Mexico, transmit electricity from TEP's remote electric generating stations at Four Corners, Navajo, San Juan and Springerville to the Tucson area for use by TEP's retail customers (see Item 1. - Business, Generating and Other Resources for the location of TEP's plants). The transmission system is directly interconnected with systems operated by the following utilities:

         Utility                    Location
         -------                    --------
         Arizona Public Service Co. Arizona
         Arizona Electric Power
         Cooperative                Arizona
         El Paso Electric Co.       New Mexico, Texas
         Public Service Co. of
         New Mexico                 New Mexico
         Salt River Project         Arizona

     TEP   has  arrangements  with  approximately  180  companies,
including the five listed above, to interchange generation capacity and transmission of energy.

     As of December 31, 2000, TEP owned, or participated in, an overhead electric transmission and distribution system consisting of:

      -- 511 circuit-miles of 500 kV lines;
      -- 1,122 circuit-miles of 345 kV lines;
      -- 368 circuit-miles of 138 kV lines;
      -- 434 circuit-miles of 46 kV lines; and -- 10,915 circuit-miles of lower voltage primary lines.

The underground electric distribution system is comprised of 5,928 cable-miles. TEP owns approximately 77% of the poles on which the lower voltage lines are located. Electric substation capacity consisted of 183 substations with a total installed transformer capacity of 5,552,272 kVA.

     The electric generating stations (except as noted below), operating headquarters, warehouse and service center are located on
land  owned  by  TEP.   The electric distribution  and  transmission
facilities owned by TEP are located:

      -- on property owned by TEP;
      -- under or over streets, alleys, highways and other public places, the public domain and national forests and state lands under franchises, easements or other rights which are generally subject to termination;
      -- under or over private property as a result of easements obtained primarily from the record holder of title; and -- over Indian reservations under grant of easement by the
         Secretary of Interior or lease by Indian tribes.

     It is possible that some of the easements, and the property over which the easements were granted, may have title defects or may be subject to mortgages or liens existing at the time the easements were acquired.

     Springerville is located on land parcels held by TEP under a long-term surface ownership agreement with the State of Arizona.

     Four  Corners and Navajo are located on properties held  under easements from the United States and under leases from the Navajo Indian Tribe. TEP, individually and in conjunction with PNM in connection with San Juan, has acquired easements and leases for transmission lines and a water diversion facility located on the Navajo Indian Reservation. TEP has also acquired easements for transmission facilities, related to San Juan, Four Corners, and Navajo, across the Zuni, Navajo and Tohono O'odham Indian Reservations.

     TEP's rights under these various easements and leases may be subject to defects such as:

     -- possible conflicting grants or encumbrances due to the absence of or inadequacies in the recording laws or record systems of the Bureau of Indian Affairs and the Indian tribes;
     -- possible inability of TEP to legally enforce its rights against adverse claimants and the Indian tribes without Congressional consent; and
     -- failure or inability of the Indian tribes to protect TEP's interests in the easements and leases from disruption by the U.S. Congress, Secretary of the Interior, or other adverse claimants.

     These possible defects have not and are not expected to materially interfere with TEP's interest in and operation of its facilities.

     TEP, under separate sale and leaseback arrangements, leases the following generation facilities (which do not include land):

     -- coal handling facilities at Springerville;
     -- a 50% undivided interest in the Springerville Common
        Facilities;
     -- Springerville Unit 1 and the remaining 50% undivided interest in Springerville Common Facilities; and
     -- Irvington Unit 4 and related common facilities.

See Note 7 of Notes to Consolidated Financial Statements, Long-Term Debt and Capital Lease Obligations for additional information on TEP's capital lease obligations.

     Substantially all of the utility assets owned by TEP are subject to the lien of the General First Mortgage and the General Second Mortgage. Springerville Unit 2, which is owned by San Carlos Resources, Inc., a wholly-owned subsidiary of TEP, and is not subject to those liens.


ITEM 3. - LEGAL PROCEEDINGS
--------------------------------------------------------------------

TAX ASSESSMENTS
 ---------------

     See Note 10 of Notes to Consolidated Financial Statements.


 LITIGATION RELATED TO ACC ORDERS AND RETAIL COMPETITION
 -------------------------------------------------------

     See Rates and Regulation.


 ACC ORDER ON THE SIERRITA CONTRACT
 ----------------------------------

     See Note 10 of Notes To Consolidated Financial Statements.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------------

     Not Applicable.

                               PART II

ITEM  5.  -  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
STOCKHOLDER MATTERS
---------------------------------------------------------------------

     Stock Trading

     UniSource Energy's common stock is traded under the ticker symbol UNS. It is listed on the New York and Pacific Stock Exchanges and began trading under the symbol UNS on January 2, 1998. As of February 13, 2001, the closing price was $19.83, with 21,986 shareholders of record.

     Dividends

     UniSource Energy pays dividends on its common stock after  its
Board  of  Directors  declares them.   There  is  no  limitation  on
UniSource Energy paying common stock dividends.

     TEP pays dividends on its common stock after its Board of Directors declares them. TEP has certain restrictions on paying dividends, as listed below:

   -- TEP can pay dividends if it maintains compliance with the TEP
      Credit Agreement and certain financial covenants, including a covenant that requires TEP to maintain a minimum level of net worth.
   -- TEP can pay dividends so long as the dividends do not exceed 75% of TEP's earnings until its equity ratio equals 37.5% of total capital (excluding capital lease obligations).
   -- TEP cannot pay dividends out of funds that are properly included in the capital account.

See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Dividends on Common Stock.

     Common Stock Dividends and Price Ranges

                              2000                                  1999
     ---------------------------------------------------------------------------------
                   Market Price per     Dividends        Market Price per    Dividends
     Quarter:       Share of Common       Paid            Share of Common      Paid
                       Stock (1)                             Stock (1)

                   High        Low                        High        Low
                   ----        ---                        ----        ---
     First        $15.25     $10.81      $.08            $13.94     $10.38     $.00
     Second        16.38      14.13       .08             12.75      10.38      .00
     Third         17.25      14.75       .08             12.44      11.56      .00
     Fourth        19.32      14.13       .08             12.69      10.88      .00
     ---------------------------------------------------------------------------------
       Total                             $.32                                  $.00
     =================================================================================


(1)UniSource Energy's common stock price on the consolidated tape as reported by Dow Jones

     On February 2, 2001, UniSource Energy declared a cash dividend of $0.10 per share on its common stock. The dividend is payable March 9, 2001 to shareholders of record at the close of business February 15, 2001.

     TEP declared and paid cash dividends to its shareholder, UniSource Energy, of $30 million and $34 million in the fourth quarters of 2000 and 1999, respectively.



ITEM 6. - SELECTED CONSOLIDATED FINANCIAL DATA
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
UniSource Energy
(In thousands - except for per         2000        1999        1998        1997        1996
   share amounts)                      ----        ----        ----        ----        ----

Summary of Operations
----------------------------------------------------------------------------------------------
Operating Revenues                 $1,033,669    $814,828    $770,597    $729,893    $715,873
Income Tax Benefit Recognition
  Related to Prior Period NOLs -
  Part of Income Taxes                      -           -           -     $43,443     $88,638
Gain on Sale of New Energy                  -     $34,651           -           -           -
Net Losses of Millennium's
  Energy Businesses                  $(12,059)   $(11,276)   $(11,884)    $(8,182)    $(2,218)
Income from Continuing Operations     $41,891     $56,510     $28,032     $83,572    $120,852
Extraordinary Income - Net of Tax           -     $22,597           -           -           -
Net Income                            $41,891      79,107     $28,032     $83,572    $120,852

Basic Earnings per Share
  from Continuing Operations            $1.29       $1.75       $0.87       $2.60       $3.76
Diluted Earnings per Share
 from Continuing Operations             $1.27       $1.74       $0.87       $2.59       $3.75

Shares of Common Stock Outstanding
  Average                              32,445      32,321      32,177      32,138      32,136
  End of Year                          33,219      32,349      32,258      32,139      32,139

Year-end Book Value per Share          $11.20      $10.02       $7.65       $6.75       $4.15
Cash Dividends Declared per share       $0.24       $0.08           -           -           -
----------------------------------------------------------------------------------------------

Financial Position
----------------------------------------------------------------------------------------------
Total Utility Plant - Net          $1,706,290  $1,729,856  $1,915,590  $1,935,513  $1,953,904
Investments and Other Property        121,811     114,483     110,289      79,471      69,289
Total Assets                        2,671,384   2,656,255   2,634,049   2,634,409   2,568,541

Long-Term Debt                      1,132,395   1,135,820   1,184,423   1,215,120   1,223,025
Non-Current Capital Lease
  Obligations                         857,829     880,427     889,543     890,257     895,867
Common Stock Equity                   372,169     324,248     246,646     216,878     133,288
                                 -------------------------------------------------------------
Total Capitalization               $2,362,393  $2,340,495  $2,320,612  $2,322,255  $2,252,180
----------------------------------------------------------------------------------------------

Selected Cash Flow Data
----------------------------------------------------------------------------------------------

Net Cash Flows from Operating
  Activities                         $215,034    $113,228    $160,933    $126,283    $152,932

Capital Expenditures                 (105,996)    (92,808)    (81,147)    (72,475)    (68,272)
Other Investing Cash Flows             (4,978)       (242)    (27,810)     (4,030)     (8,845)
Net Cash Flows From Investing
  Activities                         (110,974)    (93,050)   (108,957)    (76,505)    (77,117)

Net Cash Flows From Financing
  Activities                          (86,344)    (20,057)    (53,065)    (33,813)    (30,618)
----------------------------------------------------------------------------------------------


 - Net Losses from Unregulated Energy Businesses are before income taxes and do not include the 1999 Gain on Sale of NewEnergy.
 - For years prior to 1998, UniSource Energy's consolidated operations and those of TEP are the same.
 .- The Net Income (Losses) of Millennium's Energy Businesses includes operating revenues which are also included in the Operating Revenues line item in this schedule.


See Item 7. - Management's Discussion and Analysis of Financial
Condition and Results of Operations.



ITEM 6. - SELECTED CONSOLIDATED FINANCIAL DATA
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
TEP
(in thousands)                         2000        1999        1998        1997        1996
                                       ----        ----        ----        ----        ----
Summary of Operations
----------------------------------------------------------------------------------------------
Operating Revenues                 $1,028,368    $804,083    $768,990    $729,893    $715,873
Income Tax Benefit Recognition
  Related to Prior Period NOLs -
  Part of Income Taxes                      -           -           -     $43,443     $88,638
Net Losses of Unregulated Energy
  Businesses                                -           -           -     $(8,182)    $(2,218)
Income from Continuing Operations     $51,169     $50,878     $41,676     $83,572    $120,852
Extraordinary Income - Net of Tax           -     $22,597           -           -           -
Net Income                            $51,169     $73,475     $41,676     $83,572    $120,852
----------------------------------------------------------------------------------------------

Financial Position
----------------------------------------------------------------------------------------------
Total Utility Plant - Net          $1,706,290  $1,729,856  $1,915,590  $1,935,513  $1,953,904
Investments and Other Property         92,334      67,838      62,978      79,471      69,289
Total Assets                        2,600,935   2,600,508   2,628,588   2,634,409   2,568,541

Long-Term Debt                      1,132,395   1,153,820   1,184,423   1,215,120   1,223,025
Non-Current Capital Lease
  Obligations                         857,519     880,111     889,543     890,257     895,867
Common Stock Equity                   295,660     270,134     229,861     216,878     133,288
                                   -----------------------------------------------------------
Total Capitalization               $2,285,574  $2,286,065  $2,303,827  $2,322,255  $2,252,180
----------------------------------------------------------------------------------------------

Selected Cash Flow Data
----------------------------------------------------------------------------------------------
Net Cash Flows from Operating
  Activities                         $234,190    $139,957    $180,487    $126,283    $152,932

Capital Expenditures                  (98,063)    (90,940)    (81,011)    (72,475)    (68,272)
Other Investing Cash Flows            (23,273)    (24,480)    (43,937)     (4,030)     (8,845)
  Activities                         (121,336)   (115,420)   (124,948)    (76,505)    (77,117)

Net Cash Flows From Financing
  Activities                         (112,544)    (54,371)    (83,559)    (33,813)    (30,618)
----------------------------------------------------------------------------------------------

Ratio of Earnings to Fixed Charges       1.47        1.45        1.35        1.39        1.25
----------------------------------------------------------------------------------------------


 - For years prior to 1998, UniSource Energy's consolidated operations and those of TEP are the same.
 - Disclosure of earnings per share information for TEP is not presented as TEP has only debt securities outstanding.


See Item 7. - Management's Discussion and Analysis of Financial
Condition and Results of Operations.

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------------------

     Management's Discussion and Analysis explains the general financial condition and the results of operations for UniSource Energy and its two primary business segments-the electric utility business of TEP and the unregulated energy businesses of Millennium, and includes the following:

  -- operating results during 2000 compared with 1999 and 1998, -- changes in liquidity and capital resources during 2000, and -- expectations of identifiable material trends which may affect our business in the future.

     TEP is the principal operating subsidiary of UniSource Energy and accounts for substantially all of its assets and revenues. Income and losses from Millennium's energy-related businesses have had a significant impact on earnings reported by UniSource Energy for the years ended December 31, 2000, 1999, and 1998.

OVERVIEW
--------

     UniSource Energy achieved total revenues of over $1 billion for the first time in 2000, resulting from growth in retail electricity sales and wholesale marketing activities at TEP. TEP's retail revenues grew by 5.5% while providing a rate reduction for retail customers. Wholesale revenues more than doubled due to sales of available generating capacity, increased trading activities and significantly higher prices in the Western U.S. energy markets in 2000.

     UniSource Energy recorded net income of $42 million in 2000, compared with net income of $79 million in 1999 and $28 million in 1998. Several factors contributed to the higher net income reported in 1999 compared with 2000;

  -- $23 million after-tax extraordinary income from changes in accounting for TEP's generation operations recorded in the fourth quarter of 1999;
  -- the $21 million after-tax gain on the sale of one of our unregulated energy businesses recorded in the third quarter of 1999;
  -- $9  million  in tax benefits recorded in the fourth quarter  of
     1999;
  -- a one-time $8 million after-tax expense related to the amendment of a coal supply contract recorded in the third quarter of 2000; -- the impact of accounting changes related to the discontinuation of FAS 71 regulatory accounting for TEP's generation operations in November 1999.

The increase in net income in 1999 compared with 1998 was primarily due to the first three items listed above. See Factors Affecting Results of Operations and Results of Operations, below for further detail.

     Outlook and Strategy

     Our financial prospects and outlook for the next few years will be affected by many competitive, regulatory and economic factors. Our plans and strategies include the following:

  -- Continue to maintain our transmission and distribution system to reliably serve our retail customers.
  -- Efficiently manage our generating resources and add capacity as necessary to serve our retail customers. We will add peaking resources in the Tucson area to support expected growth in 2001.
  -- Evaluate the expansion of the Springerville Generating Station by
     constructing  Springerville Units 3  and  4.   This  additional
     generating capacity would share many of the existing common facilities and provide energy under long-term contracts to potential wholesale power purchasers in Arizona and New Mexico.
  -- Take advantage of opportunities to sell in the wholesale power markets while carefully managing the risks associated with such activities. We believe that over the near-term, average prices in the wholesale power markets will remain at or above the average pricing levels of 2000.
  -- Look for ways to reduce or control operating costs in order to improve profitability. Because our Settlement Agreement provides for a retail rate cap through 2008, we can benefit from cost savings and from expected growth in our retail customer base.
  -- Continue to use some of our excess cash flows to de-leverage TEP.
     In addition to our required debt retirements, in the last three years we retired approximately $34 million in First Mortgage Bonds and invested $54 million in Springerville Unit 1 lease debt. We will continue to look for opportunities to retire or refinance higher coupon debt and make additional investments in lease debt.
  -- Make ongoing investments in our technology affiliates. Although we will record certain development expenses and experience some losses in these investments, we believe that over time these ventures will be profitable.

     While we believe that our plans and strategies will continue to have a positive impact on our financial prospects and position, we recognize that we continue to be highly leveraged, and as a result, our access to the capital markets may be limited or more expensive than for less leveraged companies.


FACTORS AFFECTING RESULTS OF OPERATIONS
---------------------------------------

 COMPETITION

     RETAIL

     The electric utility industry is undergoing significant regulatory change designed to encourage competition in the sale of electricity and related services. As of January 1, 2001, all of TEP's retail customers became eligible to choose an alternate energy supplier. Currently, there is one certified ESP in TEP's retail service area. As of February 22, 2001, 5 commercial customers at 19 locations, totaling 10 MW of load, have elected to purchase their energy requirements from an alternate energy supplier. The largest of these, the University of Arizona, intends to buy 6 MW or approximately 20% of its load from an alternate energy supplier. It is likely that, with open access in our retail service territory, other customers will elect to purchase their energy requirements from alternate energy suppliers when available. TEP competes against gas service suppliers and others who provide energy services and also markets customized energy-related services.

     Certain large retail customers will continue to be served by TEP under contracts negotiated by TEP. During 1999, TEP entered into a new contract with a major mining customer which extends the term to 2006. The contract includes reduced pricing that lowered TEP's annual revenues by approximately $4 million to $5 million depending on the price of copper. TEP's other major mining customer publicly announced in January 2001 that certain economic conditions may cause it to shut down production for a period of time, which is not expected to exceed six months. If this were to occur, TEP believes that it would be able to sell any excess capacity resulting from the potential loss of this customer in the wholesale energy markets.

     Retail   Electric  Competition  Rules  and  TEP's  Settlement
Agreement

     In December 1996, the ACC adopted the Retail Electric Competition Rules that provided a framework for the introduction of retail electric competition in Arizona. These Rules, as amended and modified, were approved by the ACC in September 1999. For TEP, the Rules became effective in January 2000, and consumer choice was available to all customers by January 1, 2001. However, certain conditions had to be met before electricity could be sold competitively in TEP's service territory. Examples of these include ACC approval of TEP's direct access tariffs, ACC certification of ESPs, and execution of and compliance with direct access service agreements by ESPs and TEP.

     In November 1999, the ACC approved the Settlement Agreement between TEP and certain customer groups relating to the implementation of retail electric competition, including TEP's recovery of its transition recovery assets and the unbundling of tariffs. The Settlement Agreement provides, among other things, that TEP's retail rates will be frozen until December 31, 2008, except under certain circumstances. The Settlement Agreement also requires TEP to transfer its generating and other competitive assets to a subsidiary by December 31, 2002. See Note 2 of Notes to Consolidated Financial Statements, Regulatory Matters.

     The  status of the Rules and the ability of ESPs to continue to sell competitive services may be subject to change due to recent court proceedings. Several parties, including certain rural electric cooperatives, filed lawsuits in Maricopa County Superior Court challenging the Rules, contending, among other things, that allowing marketplace competition to determine rates violated the ACC's constitutional duty to set rates. The Court found the Rules to be unconstitutional and unlawful due to the failure of the Rules to establish fair value rate base for competitive electric service providers and because certain of the Rules were not submitted for certification to the Arizona Attorney General. The Court also invalidated all ACC orders granting certificates of convenience and necessity to competitive electric service providers in Arizona.

     The ACC, RUCO (Residential Utility Consumer Office) and certain large industrial customers have appealed the decision to the Court of Appeals. In addition, the Cooperatives have filed a notice of cross appeal of certain aspects of the decision. Implementation of the judgment is stayed and the Rules remain in effect pending the outcome of the appeals.

     TEP cannot predict the outcome of these appeals or the effect of the judgment, if affirmed upon appeal, on the introduction of retail electric competition in Arizona.

     WHOLESALE

     TEP competes with other utilities, power marketers and independent power producers in the sale of electric capacity and energy in the wholesale market. In the Fall of 1997, FERC granted TEP a tariff to sell at market-based rates. Prior to that, the FERC set rates in formal proceedings and generally did not exceed cost of service.

     With respect to wholesale power sold during 1998 and 1999, TEP's wholesale rates were generally substantially below rates determined on a fully allocated cost of service basis, but, in all instances, rates exceeded the level necessary to recover fuel and other variable costs. During 2000, rates earned on wholesale sales in the short-term market generally equaled or exceeded rates determined on a fully allocated cost of service basis. Wholesale sales on long-term contracts entered into prior to 1998 continued to be at rates below fully allocated costs, but recovered the cost of fuel and other variable costs.

     In the 2000 wholesale power market, wholesale prices in the forward, day-ahead and real-time (hourly) markets typically exceeded TEP's total cost of service. The average market price for around-the-clock energy based on CPX Palo Verde hub prices increased significantly in 2000 to $87 per MWh, compared with $26 per MWh in 1999. As of February 2001, we estimate the average forward around-the-clock market price for the balance of the year 2001 to be approximately $200 per MWh. Although we cannot predict whether such prices are sustainable for the long-term, we expect that average market prices during 2001 will remain at or above the average pricing levels of 2000. See Western Energy Markets below.

      We expect the market price and demand for capacity and energy to continue to be influenced by the following factors during the next few years:

     -- continued population growth in the western United States;
     -- limited availability of capacity throughout the western United
        States;
     -- restructuring of the electric utility industry in  Arizona,
        California and other western states;
     -- the reduced availability and high prices of natural gas;
     -- precipitation, which affects hydropower availability;
     -- transmission constraints; and
     -- environmental restrictions and the cost of compliance.

 WESTERN ENERGY MARKETS

     Due to the high market prices and the various factors influencing supply and demand (as detailed above), the California energy markets, as administered by the CPX and the CISO, have become dysfunctional. These high prices and extraordinary market conditions affect not only California, but the entire Western Region of the United States and Canada. During January and February 2001, two of the California utilities that are the largest market participants defaulted on payments due to the CPX and CISO for power consumed in the fourth quarter of 2000. The CPX has ceased doing business and in mid-January 2001, the CDWR was temporarily authorized to make energy purchases on behalf of California customers. Various state and federal regulatory and legislative bodies are addressing the situation and numerous proposals have been made to address the situation. We cannot predict the outcome of this situation and its effect, if any, on the introduction of retail electric competition in Arizona and in other jurisdictions in the United States.

     Payment Defaults and Allowances for Doubtful Accounts

     During 2000, TEP sold approximately $58 million in power to the CPX and CISO. The CPX has withheld some amounts due to parties, including TEP, that sold power to the CPX in the fourth quarter of 2000. We recorded allowances for doubtful accounts amounting to approximately $9 million in 2000 to cover our exposure from the potential for non-payment of these amounts due to TEP but not yet paid. We recorded no such allowances during 1999 or 1998.

     Under default provisions contained in the CPX tariff, the CPX has allocated the defaults of CPX participants to remaining participants based upon the level of trading activity of each participant during the preceding three-month period. Not only have initial defaults of a CPX debtor been charged back to the other participants, but defaults by other participants on charge-backs have also been charged back. A number of CPX participants filed suit against the CPX in February 2001, and a preliminary injunction was implemented that precludes the CPX from issuing any more invoices for charge-backs, attempting to collect on charge-backs or exercising against collateral, until the matter has been resolved by the courts or the FERC. All parties, including the CPX, have agreed to refrain from taking any further actions pending a determination of the issue by the FERC.

     There  are  several  outstanding  legal  issues  and  lawsuits concerning the FERC, wholesale power suppliers, and the CPX and CISO. New events and issues related to the California energy crisis arise each day, and we cannot predict the outcome of these issues or lawsuits. We believe, however, that we are adequately reserved for our transactions with the CPX and CISO in 2000. See Note 11 of Notes to the Consolidated Financial Statements.

     Department of Energy Orders

     On December 14, 2000, the Secretary of Energy issued an order designed to address the electric emergency in California. The order required that entities, including TEP, "sell electricity to the California ISO that is available in excess of electricity needed by each entity to render service to its firm customers." This order was extended several times due to the continuation of the emergency situation. The order was allowed to expire on February 7, 2001. Another emergency order requiring four generators (not including
TEP) to continue to sell power was extended through March 16, 2001.

     During January 2001, TEP sold approximately $7 million of energy to the CPX and the CISO. Since January 12, however, planned generator maintenance and increased firm customer demand resulted in a decrease of excess energy available for sale from TEP to California. Furthermore, the most critical energy shortages have been in Northern California. Due to transmission constraints, energy cannot be moved from the South, where our generation is located, to the North. Therefore, requests for power under the Department of Energy order have been minimal since January 12. During February 2001, sales to California have been made through the CDWR and have been minimal.

     SCE Power Exchange Agreement

     As part of a 1992 litigation settlement, TEP and SCE agreed to a ten-year power exchange agreement. The agreement began in May 1995 and requires SCE to provide firm system capacity of 110 MW to TEP during summer months. Since 1995, TEP has relied upon the 110 MW provided under this agreement as a firm source of energy to supply its retail load during the peak summer months. During the summer of 2000 there were two days when power emergencies were called in California and SCE did not deliver energy to TEP. This caused TEP to have to purchase power for several peak hours of the day at high spot power prices. TEP believes the agreement requires
SCE to purchase power for TEP's benefit under those circumstances, and during subsequent power alerts, SCE did purchase and provide power to TEP under the agreement.

     Since then, the continuing energy crisis in California and the deteriorating financial condition of SCE has created uncertainty as to the availability of this power for TEP. In the event that this resource is not available to TEP in 2001 and 2002, TEP would need to seek alternative sources of capacity and energy at prices that would likely be in excess of the cost of this resource. To the extent possible, TEP would rely upon the new peaking units it plans to have in place by mid-2001, interruptible contracts, and reserve sharing arrangements with other utilities as resources before having to purchase power on the spot markets.

     Four Corners Generating Station Commitment

     TEP  is  a  7% owner of Four Corners Generating Station.   The
station participation agreement requires that if one of the participants fails to make its payments for operation of the station when due, the other station participants must make such payments on behalf of the defaulting party, in proportion to their ratable ownership interest in the station, for a period of up to six months. During this time the defaulting participant is entitled to its share of the power generated by the station. After the grace period, the defaulting participant must make its payments in arrears before it would be entitled to its continuing share of power.

     SCE is a 48% owner of the station. In recent public disclosure documents, SCE has indicated that due to the high cost of wholesale power in California which to date it has not been able to recover from customers, it may no longer be able to continue to meet its financial obligations. SCE has made all of its payments for the station for periods through the end of the year 2000. However, it is uncertain whether SCE will be able to continue to make its payments during 2001. Based on the operating budget for the station for the year 2001, in the event that SCE were to fail to pay, TEP may be required to pay on SCE's behalf, for the power SCE receives, an average amount of $1 million per month for up to six months.

     As of the date of this filing, SCE has not defaulted on its payment obligations with respect to Four Corners. TEP is unable to predict whether TEP will be required to make any such payments in the future.

 REGULATORY MATTERS

     TEP generally uses the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as FAS 71, require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP's retail rates, the ACC may not allow TEP to currently charge its customers to recover certain expenses, but instead requires that these expenses be charged to customers in the future. In this situation, FAS 71 requires that TEP defer these items and show them as regulatory assets on the balance sheet until TEP is allowed to charge its customers. TEP then amortizes these items as expense to the income statement as those charges are recovered from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement as rates to customers are reduced.

     The conditions a regulated company must satisfy to apply the accounting policies and practices of FAS 71 include:

     -- an independent regulator sets rates;
     -- the  regulator  sets the rates to cover specific  costs  of delivering service; and
     -- the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

     In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board concluded that the application of FAS 71 should be discontinued once sufficiently detailed deregulation guidance is issued for a separable portion of a business. However, a company may continue to recognize regulatory assets formerly associated with the deregulated portion of the business, to the extent the transition plan provides for their recovery through the regulated transmission and distribution portion of the business.

     Effective November 1, 1999, we stopped applying FAS 71 to our generation operations because the Settlement Agreement provided sufficient details regarding the deregulation of TEP's generation
operations.   As  a  result,  we changed  the effects of rate regulation that we had reflected in our financial statements as a result of applying FAS 71 to our generation operations. These included:

    -- Increasing accumulated capital lease depreciation by $197 million to reflect the depreciation that would have accumulated had we not applied FAS 71;
    -- Reclassifying $175 million of generation-related regulatory assets to the Transition Recovery Asset, a distribution-related regulatory asset, because we believe we will recover these assets through the Fixed CTC component of our standard rates in our distribution business; and
    -- Recording $23 million of extraordinary income for balances that needed to be eliminated to reflect discontinuance of FAS 71 but that could not be reclassified as part of the Transition Recovery Asset.

As a result, many costs in the UniSource Energy and TEP income statements are reflected in different line items in 2000 than they were in 1999. The primary differences are:

    -- In  2000, amortization of our capital lease assets and  interest related to Capital Leases are reflected in Depreciation and Amortization and Interest on Capital Leases, respectively. Through October 1999, these expenses were included as Capital Lease Expense.
    -- Amortization  of  Springerville Unit 1  Allowance  and  Interest
       Imputed on Losses Recorded at Present Value are no longer
       presented in  2000.   In  November  1999,  the unamortized
       balance of the Springerville Unit 1 Allowance reduced the Springerville Unit 1 capital lease amount.
    -- Amortization of Transition Recovery Asset appears as an  expense beginning in November 1999.
    -- Amortization of Investment Tax Credit no longer contributes to Income Taxes included in Other Income (Deductions) in 2000. All ITC was recognized in November 1999.

     We  continue to apply FAS 71 in accounting for the distribution
and   transmission  portions  of  TEP's  business,   our   regulated
operations. We periodically assess whether we can continue to apply FAS 71. If we stopped applying FAS 71 to TEP's remaining regulated operations, we would write off the related balances of TEP's regulatory assets as a charge in our income statement.
Based  on  the balances of TEP's regulatory  assets  at
December  31,  2000,  if we had stopped applying  FAS  71  to  TEP's
remaining   regulated  operations,  we  would   have   recorded   an
extraordinary loss, after-tax, of approximately $261 million. While regulatory orders and market conditions may affect our cash flows, our cash flows would not be affected if we stopped applying FAS 71.

See Note 2 of Notes to Consolidated Financial Statements, Regulatory
Matters.


MARKET RISKS

     We are exposed to various forms of market risk. Changes in interest rates, returns on marketable securities, and changes in commodity prices may affect our future financial results. TEP currently uses derivative commodity instruments such as forward contracts to buy or sell energy.

     For additional information concerning risk factors, including market risks, see Safe Harbor for Forward-Looking Statements below.

     Interest Rate Risk

     TEP is exposed to risk resulting from changes in interest rates on certain of its long-term debt obligations. TEP manages its exposure to interest rate risk by balancing the proportions of fixed and variable rate debt on the balance sheet. During 1997 and 1998, TEP refinanced over $475 million in variable rate debt with fixed rate debt, and reduced the proportion of variable rate debt to long-term debt from 68% at December 31, 1996 to 29% at December 31, 2000.

      At December 31, 2000 and 1999, TEP's long-term debt included $329 million of tax-exempt variable rate debt. The average interest rate on TEP's variable rate debt was 4.17% for 2000 and 3.33% for 1999. A one percent increase (decrease) in average interest rates would result in a decrease (increase) in pre-tax net income of approximately $3.3 million. See Note 8 of Notes to Consolidated Financial Statements, Fair Value of UniSource Energy Financial Instruments.

     Marketable Securities Risk

     TEP and Millennium are exposed to fluctuations in the return on marketable securities, which are investments in debt securities. At December 31, 2000 and 1999, TEP had marketable debt securities with an estimated fair value of $76 million and $45 million, which exceeded the carrying value by $7 million and zero, respectively. At December 31, 2000, Millennium had marketable debt securities with an estimated fair value of $2 million and an estimated carrying value of $2 million. These debt securities represent TEP's and Millennium's investments in lease debt underlying certain of TEP's
capital  lease  obligations.   The  value  of  marketable  debt
securities increased in 2000 due to additional investments in lease debt made by TEP and Millennium. Changes in the fair value of such debt securities do not present a material risk to TEP or Millennium, as TEP intends to hold these investments to maturity, and Millennium intends to either hold its investments to maturity or sell them to TEP.

     Commodity Price Risk

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

     TEP measures its market risk related to its commodity exposure by using a sensitivity analysis. The market prices used to determine fair value are estimated based on various factors including broker quotes, exchange, over the counter prices and time value. As of December 31, 2000, TEP had no open trading positions; however, it had a number of forward sales positions which are considered to be derivative commodity instruments and hedges of forward long generation positions. As of December 31, 2000, an increase of 10% in the market prices of electric power from year-end levels would have decreased the fair value of these instruments by $4 million. Beginning in 2001, changes in the fair value of these derivative instruments will be measured in our financial statements in accordance with FAS 133. See Note 3 of Notes to Consolidated Financial Statements and Accounting for Derivative Instruments and Hedging Activities, below.

     TEP may have increased commodity price risk during 2001 and 2002, due a potential need to replace a power resource previously available to it during the summer peak usage periods. See Western Energy Markets, SCE Power Exchange Agreement, above. In the event that this resource were unavailable to TEP, or if other unexpected losses of generation resources were to occur due to unplanned outages or natural disasters, TEP would need to seek alternative sources of capacity and energy at prices likely to be significantly in excess of the cost of these resources. To the extent possible, TEP would rely upon the new peaking units it plans to have in place by mid-2001, interruptible contracts, and reserve sharing arrangements with other utilities as resources before having to purchase power on the spot markets. Under the terms of its Settlement Agreement, TEP's retail rates are frozen until December 31, 2008, and therefore, TEP would not be able to recover any such increased purchased power costs without further action by the ACC.

     TEP also purchases coal and natural gas in the normal course of business for fuel for its generating plants. Purchases of gas historically provided fuel for only 3-4% of total generation. During the year ended December 31, 2000, however, approximately 7% of TEP's generation was fueled by natural gas. Market prices of natural gas also increased significantly in 2000, which, combined with increased usage, caused gas costs to comprise 25% of total fuel expense for the year ended December 31, 2000 compared with 9% in 1999. The significant increases in wholesale energy prices in the second half of 2000 made it profitable for TEP to run its gas-fired generating units to sell into the wholesale market and to supply generation for its retail load during peak periods. TEP has historically entered into annual contracts with its gas supplier to meet its needs. TEP is currently in negotiations with its gas supplier to renew this contract. TEP acquires its coal under long-term coal supply contracts. See Note 10 of Notes to Consolidated Financial Statements, Commitments and Contingencies, for additional information on TEP's coal contracts.

     Credit Risk

     TEP is exposed to credit risk in its energy trading activities related to potential nonperformance by counterparties. TEP manages the risk of counterparty default by performing financial credit reviews and setting limits, requiring collateral when needed, and using a standardized agreement which allows for the netting of current period exposures to and from a single counterparty. During 2000, TEP sold $58 million or approximately 16% of its total
wholesale  sales  to  the  CPX  and  CISO.   No  other  counterparty
accounted for more than 10% of TEP's total wholesale sales. In January and February 2001, two of the California utilities that are the largest market participants defaulted on payments due to the CPX and CISO for power consumed in the fourth quarter of 2000. See Western Energy Markets, Payment Defaults and Allowances for Doubtful Accounts, above. TEP does not anticipate any nonperformance by any of its other counterparties and did not experience any other counterparty default during the twelve months ended December 31, 2000. TEP recorded allowances amounting to $9 million in 2000 to cover our exposure from the potential for non-payment from the CPX and CISO for certain amounts due to TEP but not yet paid. We recorded no such allowances during 1999 or 1998.

     Accounting for Derivative Instruments and Hedging Activities

     In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. A derivative financial instrument or other contract derives its value from another investment or designated benchmark. We buy and sell wholesale power using forward contracts which are considered to be derivatives.

     There are two types of gains and losses related to forward contracts:

  -- An unrealized gain or loss is the difference between the contract price and the market price at any interim date until the contract is settled.
  -- A  realized gain or loss is the difference between the contract price and the actual cost of the commodity that was purchased or
     sold.    Realized gains or losses are recorded in the financial
     statements at the settlement date. We base our decision to enter into forward contracts based on an estimated realized gain.

     On January 1, 2001, we adopted FAS 133. For periods prior to 2001, we recorded realized gains and losses at the contract settlement date. FAS 133 requires us to record unrealized gains and losses throughout the contract period until settlement. Based on our current interpretation of FAS 133 and other guidance, we believe our wholesale forward contracts will be classified as follows:

  -- Normal Purchases and Sales: Our off-peak forward purchases  and sales generally qualify as normal purchases and sales and are excluded from the requirements of FAS 133. The realized gains and losses on these contracts are reflected in the income statement at the contract settlement date.
  -- Cash Flow Hedge: On-peak forward purchase contracts to meet our retail and firm commitments, as well as, on-peak forward sales contracts of our excess system capacity are generally classified as cash flow hedges. On-peak purchases and sales are those that occur
     daily from 6 a.m. until 10 p.m., Monday through Saturday.   The
     unrealized gains and losses related to these forward contracts will be included in Other Comprehensive Income, a component of stockholders' equity.
  -- Trading Activity: Our trading activity generally consists of forward on-peak sales and purchases that do not qualify for cash flow hedge treatment. The unrealized gains and losses related to these forward contracts will be reflected in the income statement.

     On January 1, 2001, we recorded the cumulative effects of adopting FAS 133 in our financial statements by recording the following unrealized gains or losses on our forward contracts as of January 1, 2001.

  -- Income Statement: $4 million of unrealized gain
  -- Other Comprehensive Income, a component of stockholders' equity:
     $14 million of unrealized loss

     The financial statements for periods prior to 2001 do not reflect the requirements of FAS 133.

     Because of the complexity of derivatives, the FASB established a Derivatives Implementation Group (DIG). To date, the DIG has issued more than 100 interpretations to provide guidance in applying FAS 133. As the DIG continues to issue interpretations, we may change the conclusions that we have reached and, as a result, the accounting treatment and financial statement impact could change in the future.


RESULTS OF OPERATIONS
---------------------

     UniSource Energy achieved total revenues of over $1 billion for the first time in 2000, resulting from growth in retail electricity sales and wholesale marketing activities at TEP. TEP's retail revenues grew by 5.5% while providing a rate reduction for retail customers. Wholesale revenues more than doubled due to sales of available generating capacity, increased trading activities and significantly higher prices in the Western U.S. energy markets in 2000.

     In 2000, UniSource Energy's consolidated net income was $42 million or $1.29 per share of common stock compared with $79 million or $2.45 per share of common stock in 1999, and $28 million or $0.87 per share of common stock in 1998. Consolidated earnings were higher in 1999 than in 2000 because of the impact of two large extraordinary or one-time gains recorded in 1999. Millennium sold its interest in NewEnergy in 1999 for an after-tax gain of $21 million, and TEP recognized after-tax extraordinary income of $23 million due to the change in the application of accounting standards from the deregulation of its generating operations. Operating losses from Millennium's unregulated energy businesses also reduced our consolidated net income in 2000.

   Contribution by Business Segment

     The table below shows the contributions to our consolidated after-tax earnings by our two business segments, as well as parent company expenses and inter-company eliminations.



                                           2000          1999          1998
     -----------------------------------------------------------------------
                                                - Millions of Dollars -
     Business Segment
     TEP                                  $51.2          $73.5        $41.7
     Millennium                            (4.1)          10.9         (8.1)
     Parent Company and Inter-Company
       Eliminations                        (5.2)          (5.3)        (5.6)
     -----------------------------------------------------------------------
         Consolidated Net Income          $41.9          $79.1        $28.0
     -----------------------------------------------------------------------


     Parent company results include the after-tax interest expense accrued on a note payable from UniSource Energy to TEP. This note was provided to TEP in exchange for the stock of Millennium in January 1998. TEP results include interest income from this note.

     The operating revenues and expenses from the Millennium Energy Businesses are currently included as part of UniSource Energy's Operating Revenues and Operating Expenses. Previous to 2000, these revenues and expenses were included in the Millennium Energy Businesses line item in the Other Income and Deduction section of the income statement. The income statements for 1999 and 1998 have been reclassified to conform to the new presentation. See Note 4 of Notes to Condensed Consolidated Financial Statements, Millennium Energy Businesses.

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

     TEP stopped applying regulatory accounting (FAS 71) to its generation operations during the fourth quarter of 1999 in response to its Settlement Agreement with the ACC. As a result, the operating results for 1999 and 2000 are not directly comparable because the presentation and calculation of certain financial statement line items changed. Reported earnings are lower in 2000 than in 1999 due primarily to:

    -- the 1999 change in accounting for capital leases. Previously, we recorded lease expense consistent with our rate-making treatment and recorded equal annual expense amounts over the lease term. Under current accounting treatment, capital lease expense is higher in the earlier years of the lease term because the interest expense component is calculated on a mortgage basis.
    -- the 1999 reclassification of our generation-related regulatory assets to the Transition Recovery Asset, which shortened the amortization period for these assets to nine years and thereby increased the annual amortization amounts.

      TEP will continue to experience downward pressure on earnings due to the changes in expense recognition from the discontinuation of FAS 71 for our generation operations. However, TEP expects that the changes in expense recognition may be offset, and earnings provided, by the following factors:

    -- customer  growth in TEP's service territory is expected  to continue at approximately 2% annually over the next five years; -- wider margins on wholesale sales are expected to continue as market prices in the region remain above historical levels; and -- a portion of free cash flow may be used to reduce TEP's debt, thereby lowering interest expense.

   Utility Sales and Revenues

      Customer growth, weather and other consumption factors affect retail sales of electricity. Price changes also contribute to changes in retail revenues. Sales for resale are affected by market prices in the wholesale energy market, competing sources of energy and capacity in the region.

      During 2000, TEP experienced significant growth in wholesale energy sales and revenues, primarily due to significantly higher regional market prices and opportunities to sell its excess generating capacity to California and other western wholesale market participants. While TEP has shown steady growth in its revenues from wholesale sales in the last five years, these revenues more than doubled in 2000, and comprised 35% of total revenues, compared with 21% in 1999 and 19% in 1998. TEP's sales for resale consist primarily of four types of sales:

     (1) Sales of firm capacity under long-term contracts for periods of more than one year. TEP currently has long-term contracts with two entities to sell firm capacity: Salt River Project and the NTUA.
     (2) Forward contracts to sell energy for periods of up to one year. Under forward contracts, TEP commits to sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one month, three months or one year periods. Forward contracts may consist of sales of TEP's excess generating capacity, or may represent trading activity, where forward sales and purchases may be made within established limits to take advantage of favorable market opportunities.
      (3) Short-term economy energy sales in the daily or hourly markets at fluctuating spot market prices.
     (4) Sales of transmission service.

     The tables below provide trend information on retail sales and on the four types of wholesale sales made by TEP in the last three years.



     Sales                              2000           1999          1998
     ---------------------------------------------------------------------
                                                - Millions of kWH -
     Retail Customers                  8,186          7,789          7,630
     ---------------------------------------------------------------------
     Sales for Resale:
       Long-term Contracts             1,234            927            925
       Forward Contracts               2,612          2,258          2,652
       Short-term Sales                2,363          2,039            933
     ---------------------------------------------------------------------
     Total Sales for Resale            6,209          5,224          4,510
     ---------------------------------------------------------------------
             Total                    14,395         13,013         12,140
     =====================================================================


     Operating Revenues                 2000           1999          1998
     ---------------------------------------------------------------------
                                             - Millions of Dollars -
     Retail Customers                   $664           $630          $623
     ---------------------------------------------------------------------
     Sales for Resale:
       Long-term Contracts                52             44            44
       Forward Contracts                 129             72            61
       Short-term Sales                  174             50            32
       Transmission                        5              5             6
     ---------------------------------------------------------------------
     Total Sales for Resale             $360           $171          $143
     ---------------------------------------------------------------------
     Other                                 4              3             3
     ---------------------------------------------------------------------
             Total                    $1,028           $804          $769
     =====================================================================


     2000 Compared with 1999

     In 2000, kWh sales to retail customers increased by 5.1% compared with 1999. This sales increase is the result of an increase in the average number of retail customers and increased usage by residential and small commercial customers. The average number of retail customers grew by 2.7% to 338,766 in 2000. Warmer weather, as measured by a 27% increase in Cooling Degree Days, contributed to higher retail energy usage in 2000. Revenues from sales to retail customers increased by 5.5% in 2000 compared with 1999, reflecting the higher kWh sales. These increases were offset, in part, by the effect of a 1.0% across-the-board rate reduction effective July 1, 2000. TEP established a new peak demand on August 4, 2000. The maximum momentary peak on that day was 1,871 megawatts and the net hourly peak was 1,862 megawatts.

     KWh sales for resale increased by 19% in 2000 compared with 1999, while revenues from sales for resale increased by 110% for the same period. The largest increase in revenues was in short-term economy sales in the daily and hourly markets. Sustained higher market prices, particularly in the third and fourth quarters, made it economical for TEP to run its gas generation units to produce energy to sell into California and to other regional utilities and marketers. Sales under long-term contracts increased because contractual rates at which the buyers could take energy were attractive compared to prevailing market prices. TEP also increased its sales activity in the forward markets (up to one year) in 2000, including both forward sales to hedge excess generating capacity as well as increased trading activity. Factors contributing to the higher market prices include increased demand due to population and economic growth in the region, higher natural gas prices, dysfunction in the California marketplace, increased maintenance outages due to higher than normal operating levels, lower availability of hydropower resources, transmission constraints, and environmental constraints.

     1999 compared with 1998

     In 1999, kWh sales to retail customers increased by 2.1% compared with 1998. This sales increase resulted from an increase in the average number of retail customers. The average number of retail customers grew by 2.8% to 329,779 in 1999. Usage by mining customers decreased in 1999 reflecting changes in the operations of the mines due to continued weakness in worldwide demand for copper. Revenues from sales to retail customers increased by 1.1% in 1999 compared with 1998. The increase in kWh sales noted above was partially offset by the effect of a 1.0% across-the-board rate reduction effective July 1, 1999.

     KWh sales for resale increased by 16% in 1999 compared with 1998, while revenues from sales for resale increased by 20% for the same period. KWh sales increased as a result of increased trading activity in the daily and hourly markets while revenues were driven by higher market prices in the wholesale energy market. Factors contributing to the higher market prices include higher natural gas prices and the reduction of excess capacity in the region.

   Expenses

     2000 compared with 1999

     Fuel and Purchased Power expenses increased by $161 million or 56% in 2000 compared with 1999. Fuel expense at TEP's generating plants increased by $46 million or 24% primarily because of higher natural gas prices and increased usage of gas generation to meet increased kWh sales. The average cost of fuel per kWh generated was
2.01 cents and 1.75 cents for 2000 and 1999, respectively. The increase reflects the increased usage of gas as fuel in 2000. Purchased Power expense increased by $115 million or 125% because of higher wholesale energy prices and increased purchases in the forward and spot energy markets for trading purposes, under agreements to resell to wholesale customers, and to meet certain peak hourly retail demand requirements.

     Despite the large increases in Fuel and Purchased Power expenses, TEP's gross margin (Operating Revenue less Fuel and Purchased Power expense) improved by $63 million or 12% in 2000 compared with 1999. This improvement was primarily due to increased sales volumes and higher prices in the wholesale energy markets.

     TEP recorded a $13 million pre-tax ($8 million after-tax) one-time charge in the third quarter of 2000 as a result of a coal supply contract amendment. See Note 10 of Notes to Consolidated Financial Statements.

     The presentation and calculation of certain financial statement line items changed in November 1999 as a result of the discontinuation of regulatory accounting (FAS 71) for TEP's generation operations. Accordingly, beginning in November 1999, Capital Lease expense is included in Depreciation and Amortization and in Interest on Capital Leases. The increase in Depreciation and Amortization for 2000 compared to 1999 is primarily due to this new presentation and additional property and equipment that were placed in service during 2000. Because we stopped applying FAS 71, we discontinued amortization of the Springerville Unit 1 Allowance contra-asset and the corresponding recognition of Interest Imputed on Losses Recorded at Present Value.

     Other Operations expenses increased 16% in 2000, primarily because we established reserves to cover our credit exposure for risk of non-payment for wholesale sales made in December 2000. The remainder of the increase supports customer growth and higher kWh sales in 2000 compared to 1999.

     The Transition Recovery Asset and its related amortization result from the Settlement Agreement reached with the ACC in 1999. The amount of Amortization of Transition Recovery Asset (TRA) totaled $17 million in 2000 and $2 million in 1999. The 1999 amount reflects only two months of amortization, beginning in November 1999. Amortization amounts are scheduled to increase annually until the entire TRA has been amortized, no later that December 31, 2008. The monthly amount of amortization recorded is a function of the remaining TRA balance and total retail kWh consumption by TEP distribution customers.

     Income Taxes were slightly higher in 2000 compared to 1999 due to higher pre-tax income, which was somewhat offset by the recognition of tax benefits from the resolution of various IRS audit issues in the second quarter of 2000. See Note 10 of Notes to Condensed Consolidated Financial Statements, Contingencies.

     1999 compared with 1998

     Fuel and Purchased Power expense increased by 12% in 1999 compared with 1998. Fuel expense at TEP's generating plants increased primarily due to higher energy requirements to meet increased kWh sales. Purchased Power Expense also grew because of increased purchases in response to the higher wholesale energy sales in 1999. The average cost of fuel per kWh generated was 1.75 cents and 1.70 cents for 1999 and 1998, respectively. In 1999 and 1998, fuel expense included $3 million and $4 million related to the amortization of the $50 million contract termination fee paid to TEP's major coal supplier. As of November 1999 this regulatory asset was reclassified to the Transition Recovery Asset. See Note 2 of Notes to Consolidated Financial Statements, Deferred Springerville Generation Costs.

     Capital Lease Expense decreased in 1999 from 1998 because lease expense was not recorded in this line item after October 1999. Lease expense recognized after October 31, 1999 is presented in Depreciation and Amortization and in Interest on Capital Leases.

     Other Operations Expense was lower in 1999 compared with 1998 due to lower general and administrative expenses.

     The Amortization of Springerville Unit 1 Allowance contra-asset was discontinued in November 1999 due to the accounting effects of ceasing to use FAS 71 for generation operations.

     Depreciation and Amortization expense increased in 1999 over 1998 due to the accounting effects of ceasing to use FAS 71 for generation operations. Absent this accounting change, Depreciation and Amortization expense would have declined year to year.

     Taxes Other Than Income Taxes decreased in 1999 versus 1998 primarily due to lower property taxes resulting from a lower average assessment ratio on utility plant in 1999 than in 1998.

     The Transition Recovery Asset and its related amortization result from the Settlement Agreement reached with the ACC in 1999. The amount of Amortization of Transition Recovery Asset totaled $2 million in 1999. The 1999 amount reflects only two months of amortization, beginning in November 1999.

     Income Tax Expense for 1999 includes the benefit of a reversal of income tax reserves related to NOL recognition. This reversal reflects the improved likelihood of a favorable resolution of tax items. The total amount of the adjustment was $9 million, with approximately $7 million recorded in Income Tax Expense and $2 million recorded in Income Taxes under Other Income.

   Other Income (Deductions)

     Income Tax reported in Other Income (Deductions) corresponds to non-operating activity and other income tax effects not directly related to utility operations. At TEP, in 2000, income taxes were higher than in 1999 and 1998 because of $2 million and $5 million of tax benefits we recognized in 1999 and 1998, respectively, and none in 2000 related to ITC amortization. In 1999, as a result of discontinuation of FAS 71 for our generation operations, we stopped amortizing ITC and, instead, recognized an $8 million benefit as part of the extraordinary item recorded in 1999. In addition, at UniSource Energy, income taxes were lower in 2000 and 1998 than in 1999 because we recorded income tax expense in 1999 on the $34.7 million gain on the sale of NewEnergy.

   Interest Income

     TEP's income statement for 2000 and 1999 includes $9 million and $10 million, respectively, of interest income on the promissory note TEP received from UniSource Energy in exchange for the transfer of its stock in Millennium. See Note 1 of Notes to the Consolidated Financial Statements, Nature of Operations and Summary of
Significant Accounting Policies, Basis of Presentation. On UniSource Energy's income statement, this income is eliminated as an inter-company transaction.

   Interest Expense

     2000 compared with 1999

     Because we stopped applying FAS 71 to generation operations in November 1999, we had the following changes which had the effect of increasing interest expense:

  -- We  reclassified Capital Lease Interest Expense from  Operating
     Expenses to Interest Expense; and
  -- We stopped recording the Interest Imputed on Losses Recorded at
     Present Value due to the elimination of the Springerville Unit 1
     Allowance.

     Absent  these  accounting changes, Interest Expense  for  2000 would have been lower compared to 1999 primarily due to lower amortization of losses on reacquired debt and lower letter of credit fees.

     During the third quarter of 2000, we began to record small amounts of Imputed Interest on Losses Recorded at Present Value related to the San Juan Coal Contract Amendment Fee.

     1999 compared with 1998

     Absent the accounting changes noted above, Interest Expense decreased in 1999 from 1998 because in December 1998 TEP redeemed $30 million of its 8.50% First Mortgage Bonds due in 2009. Also contributing to lower Long-Term Debt interest expense were refinancings of higher rate debt in 1998 and lower average interest rates on TEP's variable rate debt obligations. The weighted average interest rate on TEP's tax-exempt variable rate debt obligations was 3.3% in 1999 compared with 3.5% in 1998, excluding letter of credit fees.

     See  Investing and Financing Activities, TEP-Electric Utility,
Bond   Issuance  and  Redemption,  and  Note  7  of  Notes  to   the
Consolidated Financial Statements, Long-Term Debt and Capital  Lease
Obligations.

   Extraordinary Income - Net of Tax

     When TEP ceased applying FAS 71 for its generation operations in November 1999, it recorded $23 million of extraordinary net income consisting of the following after-tax items:

   -- $31  million in income from recognizing all remaining usable investment tax credit benefits;
   -- $2  million of expense from a change in accounting related  to certain emission allowance transactions, and
   -- $7 million expense true-up from recording generation-related property-tax expense on an accrual basis rather than the regulatory basis.

      TEP recognized the $31 million in income from recognition of its remaining usable ITC benefits in 1999. Prior to November 1, 1999, TEP amortized ITC to income that was included in the Other Income and Deductions section. Consistent with the ACC rate-making treatment, the ITC was amortized over the tax life of the property generating the ITC. The recognition of this one-time benefit will reduce future earnings by the amount that would have been amortized to income.

See Note 2 of Notes to Consolidated Financial Statements, Regulatory
Matters.


 RESULTS OF MILLENNIUM ENERGY BUSINESSES

     The table below provides a breakdown of the net income and losses recorded by the Millennium Energy Businesses for the three years ended December 31, 2000.

                               2000     1999     1998
          --------------------------------------------
                               -Millions of Dollars -
          Energy Technology
          Investments         $(6.0)   $(1.0)   $(0.3)
          Nations Energy        0.7     (9.2)     1.4
          NewEnergy and Other   1.2     21.1     (9.2)
          --------------------------------------------
          Total Millennium    $(4.1)   $10.9    $(8.1)


     Energy Technology Investments

     Millennium recorded a net loss of $6 million related to its Energy Technology Investments in 2000, resulting from Global Solar's increased development efforts of its solar modules and Infinite Power Solutions' expenditures to develop thin-film solid state rechargeable batteries. The smaller net losses in 1999 and 1998 represent ongoing research and development-related costs. Small-scale manufacturing of thin-film photovoltaic cells began in 1999 and limited production continued in 2000.

     Nations Energy

     Nations  Energy recorded a small profit in 2000.   In  January
2000, a power project in the Czech Republic was sold for a $3 million pre-tax gain. During 2000, Nations Energy recorded decreases of $3 million in the market value of its Panama investment. This was offset by a $3 million tax benefit recorded in the fourth quarter of 2000 related to the 1999 and 2000 market value adjustments on the Panama investment.

     Nations Energy reported a net loss of $9 million in 1999 due to development costs, expenses related to the exercise of an option to invest in the power project in the Czech Republic and the write-off of investments in some projects. The net loss from 1999 compares with reported net income of $1 million in 1998 resulting from a $6 million after-tax gain on the sale of a 48% investment in the partnership which owned and operated the Coors Brewing Company power plant in Golden, Colorado. This gain was largely offset by expenses for new project development in 1998.

     Other Millennium Investments

     Amounts shown in the "Other" line item primarily represent the results of Millennium's subsidiary MEH and results relating to its investment in NewEnergy. MEH recorded net income of $1 million in 2000 from interest income on a note receivable received as part of the sale of NewEnergy to AES Corporation in 1999.

     MEH recorded net income in 1999 as a result of the July 1999 sale of its equity investment in NewEnergy to The AES Corporation. MEH received $50 million in consideration from the sale consisting of $27 million in AES common stock and secured promissory notes issued by NewEnergy totaling $23 million, payable over two years. MEH recognized an after-tax gain of $21 million on the transaction. The AES common stock was sold in 1999 at a small gain.

     Net losses from MEH's equity investment in NewEnergy were the primary contributors to net losses at Millennium in 1998 of $8 million. NewEnergy's losses in 1998 resulted from: narrow margins in energy sales, margins that did not support administrative and start-up costs, and recognition of one-time losses from adverse sales commitments.

     MEH originally acquired its 50% ownership in NewEnergy in September 1997 with a $1 million capital contribution. In 1999 and 1998, MEH recorded pre-tax losses related to NewEnergy, including NEV SW, of $1 million and $16 million, respectively. These pre-tax losses were approximately 1% in 1999 and 42% in 1998 of UniSource Energy's pre-tax income.

     Because we have no continuing involvement with NewEnergy, other than the remaining $11 million collateralized promissory note from NewEnergy, we do not believe that the results of NewEnergy's operations will affect our continuing operations. At December 31, 2000, the market value of the collateral supporting the promissory note exceeded the amount of the promissory note by 369%. The promissory note represented less than 1% of UniSource Energy's total assets at December 31, 2000 and 1999.


DIVIDENDS ON COMMON STOCK
-------------------------

     UniSource Energy

     In February 2001, UniSource Energy declared a cash dividend of $0.10 per share on its common stock, which was a 25% increase from the prior quarter. The dividend, totaling approximately $3 million, is payable March 9, 2001 to shareholders of record at the close of business February 15, 2001. During 2000, UniSource Energy paid quarterly dividends to its shareholders of $0.08 per share, totaling $10 million.

     UniSource Energy's Board of Directors will review our dividend level on a continuing basis, taking into consideration a number of factors including our results of operations and financial condition, general economic and competitive conditions and the cash flow from our subsidiary companies, TEP and Millennium.

     TEP

     In December 2000 and 1999, TEP declared and paid dividends of $30 million and $34 million, respectively, to its shareholder, UniSource Energy.

     TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants, including a covenant that requires TEP to maintain a minimum level of net worth. As of December 31, 2000, the required minimum net worth was $233 million. TEP's actual net worth at December 31, 2000 was $296 million. See Investing and Financing Activities, TEP Bank Credit Agreement, below. As of December 31, 2000, TEP was in compliance with the terms of the Credit Agreement.

     The ACC Holding Company Order states that TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings until TEP's equity ratio equals 37.5% of total capital (excluding capital lease obligations). As of December 31, 2000, TEP's equity ratio on that basis was 20.7%.

     In addition to these limitations, the Federal Power Act states that dividends shall not be paid out of funds properly included in the capital account. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis to pay dividends from current year earnings. Therefore, TEP declared its December 2000 and 1999 dividends from 2000 and 1999 earnings, respectively, since it had an accumulated deficit, rather than positive retained earnings.

     Millennium

     Millennium did not pay any dividends to UniSource Energy in 2000. In the third quarter of 1999, Millennium paid a $10 million cash dividend to UniSource Energy. Millennium used some of the proceeds of the sale of AES Corporation common stock received in consideration for the sale of NewEnergy to pay this dividend. We cannot predict the amount or timing of future dividends from Millennium.


INCOME TAX POSITION
-------------------

     At December 31, 2000, UniSource Energy and TEP had, for federal income tax purposes:

 -- $302 million of NOL carryforwards expiring in 2006 through 2009; -- $20 million of unused ITC expiring in 2002 through 2005; and -- $46 million of AMT credit which will carry forward to future years.

We  have recorded deferred tax assets related to these amounts.  See
Note 12 of Notes to Consolidated Financial Statements.

    Due to the issuance of common stock to various creditors of TEP in 1992, a change in TEP ownership was deemed to have occurred for tax purposes in December 1991. As a result, our use of the NOL and ITC generated before 1992 may be limited under the tax code. At December 31, 2000, pre-1992 federal NOL and ITC carryforwards which are subject to the limitation were approximately $124 million and $20 million, respectively. The $178 million of post-1992 federal NOL at December 31, 2000, is not subject to the limitation.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   CASH FLOWS
   ----------

     UniSource Energy Consolidated Cash Flows and Liquidity


                                     2000    1999     1998
     -------------------------------------------------------
                                     -Millions of Dollars -
     Cash provided by (used in):

       Operating Activities         $215.0  $113.2   $160.9
       Investing Activities         (111.0)  (93.1)  (108.9)
       Financing Activities          (86.3)  (20.0)   (53.1)
     -------------------------------------------------------
     Net Increase (decrease)        $ 17.7  $  0.1   $ (1.1)
       in Cash

     Net   cash   flows   from   operating  activities   increased
significantly in 2000 compared with 1999 primarily due to higher cash receipts from higher sales to retail and wholesale customers, net of increased fuel and purchased power costs, lower income tax payments and tax refunds received. Also, we made a $22 million cash tax settlement in 1999 and we purchased $14 million of emission allowance credits in 1999.

     In 1999, cash from operating activities was lower than in 1998 because of the cash tax settlement mentioned above, as well as higher income tax payments and purchases of emission allowance credits.

     Net cash used for investing activities was higher in 2000 compared with 1999 mostly because of higher capital expenditures and increases in investments and loans to affiliates. Capital expenditures increased by $13 million in 2000. Other significant investing activities in 2000 included: (1) $28 million purchase of Springerville Unit 1 lease debt by TEP and Millennium; (2) net new investment of $5 million by Nations Energy in a power project in Curacao; (3) $10 million in investments and capital expenditures in energy technology investments; (4) $20 million in proceeds from the sale of Nations Energy's investment in the Czech Republic power project; and $11 million in proceeds from the payment of a promissory note from NewEnergy to MEH.

     In 1999, significant investing activities included: (1) $27 million purchase of Springerville Unit 1 lease debt by TEP and (2) Millennium's sale of AES common stock received as consideration from the sale of NewEnergy for $28 million.

     Net cash used for financing activities was higher in 2000 than in 1999 because we repaid more long-term debt and paid our first dividends to UniSource Energy common shareholders. In 2000, TEP retired $47 million of maturing 12.22% First Mortgage Bonds, and made $3 million of other bond sinking fund payments and redemptions. TEP also retired $39 million of capital lease obligations in 2000. We received cash proceeds of $13 million from the exercise of UniSource Energy warrants in December 2000. In contrast, the major use of funds for financing activities in 1999 was $24 million to retire capital lease obligations.

     As a result of activities described above, our consolidated cash and cash equivalents increased from the 1999 year-end balance of $145 million to the 2000 year-end balance of $163 million. TEP's cash and cash equivalents was approximately $88 million at both year-end periods. At February 22, 2001, our consolidated cash balance, including cash equivalents, was approximately $147 million, and TEP's was approximately $90 million. We invest cash balances in high-grade money market securities with an emphasis on preserving the principal amounts invested.

 INVESTING AND FINANCING ACTIVITIES
 ----------------------------------

     UNISOURCE ENERGY-PARENT COMPANY

     Our primary cash needs are to fund investments in the Millennium energy businesses, to pay dividends to shareholders, and interest payments on our promissory note to TEP. In addition, as part of our ACC Holding Company order, we must invest 30% of any proceeds of equity issuances in TEP.

     Our   primary  sources  of  cash  are  dividends   from   our
subsidiaries,  primarily TEP.  In 2000 and 1999, TEP paid  dividends
to  its  parent  of  $30 million and $34 million, respectively.   In
1999, Millennium paid $10 million in dividends to its parent.

     We also received $13 million in December 2000 from the exercise of 791,966 UniSource Energy Warrants into UniSource Energy common stock, of which 30%, or $4 million, was invested in TEP as required by the ACC Holding Company order. See Note 15 of Notes to Consolidated Financial Statements.

     Although no specific offerings are currently contemplated, we may also issue debt and/or equity securities from time to time. If cash flows were to fall short of expectations, we would reevaluate the investment requirements of Millennium's energy businesses and/or seek additional financing for or investments in those businesses by unrelated parties.

     TEP-ELECTRIC UTILITY

     TEP's capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt and capital lease obligations. As shown in the chart below, during the last three years, TEP had sufficient cash available after capital expenditures and scheduled debt payments and capital lease obligations to provide for other investing and financing activities:

                                  2000      1999       1998
   ----------------------------------------------------------
                                   -Millions of Dollars -
   Cash from Operations         $234.2    $140.0     $180.5
     Capital Expenditures        (98.1)    (90.9)     (81.0)
     Required Debt Maturities    (48.6)     (1.7)      (0.5)
     Retirement of Capital
       Lease Obligations         (38.9)    (23.6)     (17.2)
   -----------------------------------------------------------
   Net Cash Flows Available
     after Required Payments     $48.6     $23.8      $81.8


During 2001, TEP expects to generate sufficient internal cash flows to fund its operating activities, capital expenditures, required debt maturities, and to pay dividends to UniSource Energy. However, TEP's cash flows may vary due to changes in wholesale revenues, changes in short-term interest rates, and other factors. If cash flows were to fall short of expectations or if monthly cash requirements temporarily exceeded available cash balances, TEP would borrow from its Revolving Credit Facility.

     Capital Expenditures

     TEP's forecasted capital expenditures for the next five years are: $99 million in 2001, $96 million in 2002, $71 million in 2003, $85 million in 2004, and $83 million in 2005. These estimated capital expenditures for 2001-2005 break down in the following categories:

  -- $291 million for transmission, distribution and other facilities in the Tucson area;
  -- $51  million  in new production facilities.  Beginning  in  2000 production facilities are considered an unregulated component of our electric utility operations; and
  -- $92 million for existing other production facilities.

     These estimated expenditures include costs for TEP to comply with current federal and state environmental regulations. All of these estimates are subject to continuing review and adjustment. Actual construction expenditures may be different from these estimates due to changes in business conditions, construction schedules, environmental requirements, and changes to our business arising from retail competition. TEP plans to fund these expenditures through internally generated cash flow.

     In January 2001, TEP and Citizens Communications Company (Citizens) entered into a project development agreement for the construction of a transmission line from Tucson to Nogales, Arizona. The proposed line is planned to be in service by December 31, 2003. Construction costs will range from $20 to $70 million, depending on the size of the line to be built. This project could provide an opportunity for TEP to interconnect with Mexico, providing further reliability and market opportunities in the region.

     The estimated expenditures listed above do not include any amounts for the new transmission line described above, or for the potential expansion of the Springerville Generating Station. Springerville generation expenditures are expected to be made by another UniSource Energy subsidiary. See Investing and Financing Activities, Millennium, below.

     Bond Issuance and Redemption

     During 2000, TEP repaid $47 million of its 12.22% Series First Mortgage Bonds which matured on June 1. In addition, TEP redeemed $2 million of its 7.50% First Collateral Trust Bonds and made required sinking fund payments of $2 million.

     During 1999, TEP did not issue any new bonds or redeem any existing bonds, other than required sinking fund payments of $2 million.

     Investments in Springerville Unit 1 Lease Debt

     In 2000, TEP invested $25 million in Springerville Unit 1 lease debt. TEP purchased these notes from Millennium in November 2000. Millennium previously purchased these notes in the open market in the first quarter of 2000. As of December 31, 2000, TEP's total investment in Springerville Unit 1 lease debt was $69 million. These investments bear interest at 10.21% and 10.73%, with yields ranging from 9.2% to 11.1%.

     TEP Bank Credit Agreement

     TEP has a $441 million Credit Agreement with a number of banks which matures on December 30, 2002. The agreement consists of a $100 million Revolving Credit Facility and a $341 million Letter of Credit Facility. The Revolving Credit Facility is used to provide liquidity for general corporate purposes. The Letter of Credit Facility supports $329 million aggregate principal amount of tax-
exempt variable rate debt. The facilities are secured by $441 million in aggregate principal amount of Second Mortgage Bonds. The Credit Agreement contains a number of restrictive covenants including restrictions on additional indebtedness, liens, sale of assets or mergers and sale-leasebacks. The Credit Agreement also contains several financial covenants, including interest coverage, leverage and net worth tests. As of December 31, 2000, TEP was in compliance with these financial covenants.

     If TEP borrows under the Revolving Credit Facility, the borrowing costs would be at a variable interest rate consisting of a spread over LIBOR or an alternate base rate. The spread is based upon a pricing grid tied to the credit rating on TEP's senior secured debt. Also, TEP pays a commitment fee on the unused portion of the Revolving Credit Facility, and a fee on the Letter of Credit Facility. These fees are also dependent on TEP's credit ratings. At December 31, 2000, the commitment fee was 0.25% per year, and the letter of credit fee (excluding letter of credit fronting fees of 0.125%) was 1.125% per year. TEP had no borrowings outstanding under the Revolving Credit Facility at December 31, 2000.

     Tax-Exempt Local Furnishing Bonds

     TEP has financed a substantial portion of utility plant assets with industrial development revenue bonds issued by the Industrial Development Authorities of Pima County and Apache County. The interest on these bonds is excluded from gross income of the bondholder for federal tax purposes. This exclusion is allowed because the facilities qualify as "facilities for the local furnishing of electric energy" as defined by the Internal Revenue Code. These bonds are sometimes referred to as "tax-exempt local furnishing bonds." To qualify for this exclusion, the facilities must be part of a system providing electric service to customers within not more than two contiguous counties. TEP provides electric service to retail customers in the City of Tucson and certain other portions of Pima County, Arizona and to Fort Huachuca in contiguous Cochise County, Arizona.

     TEP has financed the following facilities, in whole or in part, with the proceeds of tax-exempt local furnishing bonds:
Springerville Unit 2, Irvington Unit 4, a dedicated 345-kV transmission line from Springerville Unit 2 to TEP's retail service area (the "Express Line"), and a portion of TEP's local transmission and distribution system in the Tucson metropolitan area. As of December 31, 2000, TEP had approximately $580 million of tax-exempt local furnishing bonds outstanding. Approximately $325 million in principal amount of such bonds financed Springerville Unit 2 and the Express Line. In addition, approximately $78 million of remaining lease debt related to the Irvington Unit 4 lease obligation was issued as tax-exempt local furnishing bonds.

     Any of the following events might cause TEP to have to redeem or defease some or all of these bonds:

     -- formation of an RTO or ISO;
     -- transfer of generating assets to a separate subsidiary;
     -- asset divestiture;
     -- changes in tax laws; or
     -- changes in system operations.

As  discussed elsewhere in this report, it is likely that an RTO  or
ISO  will  be  formed  in  Arizona.   In  addition,  the  Settlement
Agreement provides that TEP's generating facilities be transferred to a subsidiary by December 31, 2002. However, at the date of this report, no plans relating to the formation or operation of an RTO or ISO, or to the transfer of generating facilities, have been developed to a degree of certainty that would allow a determination as to whether or not either of such actions would cause TEP's local
generation,  transmission  and  distribution  system  to  lose   its
qualification as a local furnishing system. TEP believes that such qualification should not be lost so long as (1) the RTO or ISO would not change the operation of the Express Line or the transmission facilities within TEP's local service area, (2) the RTO or ISO allows pricing of transmission service such that the benefits of tax-exempt financing continue to accrue to retail customers, and (3)
energy  produced  by  Springerville  Unit  2  and  by  TEP's   local
generating units continues to be consumed in TEP's local service area. However, there is no assurance that such qualification can be
maintained.   Any  redemption  or  defeasance  of  tax-exempt  local
furnishing bonds would likely require the issuance and sale of higher cost taxable debt securities in the same or a greater principal amount.

     Mortgage Indentures

     TEP's first mortgage indenture and second mortgage indenture create liens on and security interests in most of TEP's utility plant assets. Springerville Unit 2, which is owned by San Carlos, is not subject to these liens and security interests. TEP's mortgage indentures allow TEP to issue additional mortgage bonds on the basis of: (1) a percentage of net utility property additions and/or (2) the principal amount of retired mortgage bonds. The amount of bonds that TEP may issue is also subject to a net earnings test under both mortgage indentures.

     At   December  31,  2000,  TEP  had  the  ability  to   issue
approximately $95 million of new First Mortgage Bonds on the basis of property additions. TEP also had the ability to issue about $525 million of new First Mortgage Bonds on the basis of retired First Mortgage Bonds.

     TEP's Credit Agreement allows no more than $411 million of First Mortgage Bonds to be outstanding. There were $226 million of First Mortgage Bonds outstanding at December 31, 2000. Additionally, the Credit Agreement contains certain financial covenants that limit the amount of new debt obligations TEP may issue. See TEP Bank Credit Agreement above. Currently, TEP has no plans to issue additional First Mortgage Bonds.

     If TEP issued Second Mortgage Bonds based on retired First Mortgage Bonds, the amount of retired First Mortgage Bonds available to issue new First Mortgage Bonds would be reduced by the same amount.

     At December 31, 2000, TEP had the ability to issue about $670 million of new Second Mortgage Bonds on the basis of net property additions. Also, TEP had the ability to issue approximately $677 million of new Second Mortgage Bonds on the basis of retired bonds. Using an interest rate of 7.5%, the net earnings test would allow such issuance of Second Mortgage Bonds. These calculations assume that no additional First Mortgage Bonds would be issued other than to refund First Mortgage Bonds outstanding at December 31, 2000. However, issuance of these amounts would be limited by financial covenants in TEP's bank Credit Agreement.

     TEP also has the ability to release property from the liens of the mortgage indentures on the basis of net property additions and/or retired bond credits. TEP is required by its Settlement Agreement to form a separate generation subsidiary by December 31, 2002. As part of this process, TEP will be transferring certain property to the generation subsidiary and may release all or a portion of the property from the liens of the indentures based on the fair market values of the properties tranferred.

     MILLENNIUM--UNREGULATED ENERGY BUSINESSES

     During the past three years, some of the unregulated energy businesses of Millennium have required significant amounts of capital. During 1999 and 2000, however, we have taken the opportunity to realize the value from certain of these more capital intensive investments and focus on emerging energy production and storage technologies. We expect this trend to continue in 2001 as we look to sell our interests in our remaining Nations Energy investments and continue to make investments in our technology companies.

     Below we discuss our significant investments, commitments and investment proceeds from 1999 and 2000.

     Investments in Energy Technologies

     During 1999, Millennium agreed to contribute to its Energy Technology Investments up to $14 million in additional equity. As of December 31, 2000, Millennium had funded the full $14 million under this agreement.

     Under   an  agreement  reached  with  ITN  in  September  2000,
Millennium agreed to certain equity and credit commitments:

  -- a $20 million credit line to Global Solar, -- a $6 million credit line to Infinite Power Solutions, -- a $10 million equity commitment and a $10 million credit line to
     MicroSat, and
  -- a $3 million equity commitment and a $1 million credit line to the product development subsidiary.

     As of January 31, 2001, Millennium had funded $6 million of its $20 million commitment to Global Solar, $4 million of which occurred in 2000. As of January 31, 2001, Millennium had also funded $2 million in equity under its $10 million equity commitment to MicroSat. Millennium expects to fund a total of $20 million to $35 million to its various Energy Technology investments in 2001. A significant portion of the funding under these agreements will be utilized for research and development purposes, establishment of the production line, and other administrative costs. As these funds are expended for these purposes, we will recognize expense.

     Nations Energy

     In January 2000, Nations Energy sold its interest in a project located in the Czech Republic resulting in a $3 million pre-tax gain.

     In December 2000, Nations Energy achieved financial closing of its power project in Curacao. Nations Energy provided a $3 million equity contribution, a $7 million deposit to fund scheduled equity contributions through April 2003, a $10 million deposit primarily for possible construction overruns and a guarantee of $6 million of equity on behalf of another participant in the project.

     Currently we do not intend to make any material investments in new projects through Nations Energy and we continue to review options for the sale of Nations Energy's remaining assets.

     Sale of NewEnergy, Inc.

     On July 23, 1999, MEH sold its 50% ownership in NewEnergy to The AES Corporation (AES) for approximately $50 million in consideration. As part of the transaction, New Energy issued two promissory notes totaling $23 million. One of the promissory notes in the principal amount of $11 million was paid on July 24, 2000 and the remaining promissory note for an additional $11 million is due on July 23, 2001. This note is secured by AES stock and bears interest at 9.5%.

     In  the  third quarter of 1999, MEH sold AES common stock  it
received in consideration for the sale of NewEnergy.   MEH
used some of the proceeds from the sale of the AES stock to pay a $10 million cash dividend to UniSource Energy. The remaining proceeds from the stock sale as well as other proceeds of the NewEnergy sale were subsequently available for reinvestment in other affiliates.

     Other Investments and Commitments

     In the first quarter of 2000, Millennium invested $27 million in Springerville Unit 1 lease debt. TEP purchased $25 million of these notes from Millennium in November 2000. As of December 31, 2000, Millennium's remaining investment in Springerville Unit 1 lease debt was $2 million, bearing interest at 10.21%.

     In July 2000, Millennium made a $15 million capital commitment to a limited partnership which will fund energy related investments. As of January 31, 2001, Millennium has funded $4 million under this commitment, $1 million of which was funded in 2000. The remaining $11 million is expected to be invested within two to three years. A member of the UniSource Energy Board of Directors will also have a minor investment in the project. An affiliate of such board member will serve as the general partner.

     In November 2000, Millennium made a $5 million capital commitment to a venture capital fund that will focus on information technology, optics and biotechnology in Tucson, Arizona. The company that manages the fund is owned by a member of the UniSource Energy Board of Directors. As of December 31, 2000 Millennium had not funded any amounts under this commitment. Millennium expects to fund approximately $1 million under this agreement in 2001.

     In February 2001, Millennium purchased a 20 MW gas turbine for
$10  million,  which will be constructed at a site in Tucson.   This
unit is expected to be in operation by mid-2001 and will be available to be used by TEP for its summer peaking needs.

     We are evaluating the expansion of the coal-fired Springerville Generating Station by constructing Springerville Units 3 and 4. Springerville was originally designed for four units. Units 3 and 4 would consist of two 380 MW coal-fired base load generating units at the same site as Springerville Units 1 and 2, and would share the common facilities. We have retained outside consultants to assist us in developing the project scope and schedule, determining permitting requirements, and defining the terms of an engineering, procurement, and construction contract.

     We are studying various financing and ownership structures, but expect the project to be financed by a subsidiary of Millennium through the use of limited or non-recourse project financing, secured in whole or in part, by long-term power purchase agreements with unaffiliated wholesale electric purchasers. Millennium is seeking to identify equity participants and long-term power
purchasers  and  expects  to  own  at  least  51%  of  the   equity.
Permitting requirements and potential fuel sources are being evaluated, and electric transmission requirements are being studied with potential wholesale electric purchasers. Should we decide to go forward with this project, we anticipate that Letters of Intent with project participants will be signed in mid-year 2001. We expect construction would begin during the second half of 2001, with commercial operation of Unit 3 expected to occur in 2004, followed by Unit 4 in 2005. Total construction costs for this project are expected to range from $800 to $900 million from 2001 to 2005.


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
------------------------------------------

     This Annual 10-K Report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. UniSource Energy and TEP are including the following cautionary statements to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or for UniSource Energy or TEP in this Annual Report on Form 10-K. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not statements of historical facts. Forward-looking statements may be identified by the use of words such as "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. From time to time, we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of UniSource Energy or TEP, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, UniSource Energy and TEP disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

     Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. We express our expectations, beliefs and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management's expectations, beliefs or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in other parts of this report:

     1. Effects of restructuring initiatives in the electric industry and other energy-related industries.

     2. Effects of competition in retail and wholesale energy markets.

     3. Changes in economic conditions, demographic patterns and weather conditions in TEP's retail service area.

     4. Supply and demand conditions in wholesale energy markets, including volatility in market prices and illiquidity in markets, which are affected by a variety of factors. These factors include the availability of generating capacity in the West, including hydroelectric resources, weather, natural gas prices and the impact of utility restructuring and generation divestitures in various states.

     5. Changes affecting TEP's cost of providing electrical service including changes in fuel costs, generating unit operating performance, scheduled and unscheduled plant outages, interest rates, tax laws, environmental laws, and the general rate of inflation.

     6. Changes in governmental policies and regulatory actions with respect to financings and rate structures.

     7. Changes affecting the cost of competing energy alternatives, including changes in available generating technologies and changes in the cost of natural gas.

     8. Changes in accounting principles or the application of such principles to UniSource Energy or TEP.

     9. Market conditions and technological changes affecting UniSource Energy's unregulated businesses.



ITEM  7A.  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------------

     See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting Results of
Operations, Market Risks.


ITEM  8. - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------------------------------

     See Item 14, page 98, for a list of the Consolidated Financial Statements that are included in the following pages. See Note 18 of Notes to Consolidated Financial Statements.

Report of Independent Accountants


To the Board of Directors and Stockholders of UniSource Energy Corporation and to the Board of Directors and Stockholder of Tucson Electric Power Company


In our opinion, the accompanying consolidated balance sheets and statements of capitalization and the related consolidated statements of income, of cash flows, and of changes in stockholders' equity present fairly, in all material respects, the financial position of UniSource Energy Corporation and its subsidiaries (the Company) and Tucson Electric Power Company and its subsidiaries (TEP) at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's and TEP's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Los Angeles, California
February 1, 2001

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME              Years Ended December 31,
                                             2000        1999        1998
---------------------------------------------------------------------------
                                               - Thousands of Dollars -
Operating Revenues
 Electric Sales                         $  664,646    $ 629,900   $ 622,740
 Electric Sales for Resale                 359,814      171,219     143,269
 Other                                       9,209       13,709       4,588
---------------------------------------------------------------------------
    Total Operating Revenues             1,033,669      814,828     770,597
---------------------------------------------------------------------------
Operating Expenses
 Fuel                                      239,939      194,205     182,727
 Purchased Power                           207,596       92,144      72,800
 Coal Contract Amendment Fee                13,231            -           -
 Capital Lease Expense                           -       85,320     104,045
 Amortization of Springerville
  Unit 1 Allowance                               -      (29,098)    (30,522)
 Other Operations                          141,678      122,772     120,898
 Maintenance and Repairs                    39,714       36,949      36,143
 Depreciation and Amortization             114,038       92,740      90,447
 Amortization of Transition Recovery Asset  17,008        2,241           -
 Taxes Other Than Income Taxes              50,137       48,473      50,584
 Income Taxes                               12,925       15,488      14,217
---------------------------------------------------------------------------
    Total Operating Expenses               836,266      661,234     641,339
---------------------------------------------------------------------------
      Operating Income                     197,403      153,594     129,258
---------------------------------------------------------------------------
Other Income (Deductions)
 Income Taxes                               (2,230)     (15,704)      4,144
 Interest Income                            13,532        9,606      12,379
 Gain on the Sale of NewEnergy                   -       34,651           -
 Other Income (Deductions)                    (468)      (2,380)       (138)
----------------------------------------------------------------------------
    Total Other Income (Deductions)         10,834       26,173      16,385
----------------------------------------------------------------------------
Interest Expense
 Long-Term Debt                             66,377       66,836      72,672
 Interest on Capital Leases                 92,712       16,267           -
 Interest Imputed on Losses Recorded at
  Present Value                                198       29,159      34,179
 Other Interest Expense                      7,059       10,995      10,760
----------------------------------------------------------------------------
    Total Interest Expense                 166,346      123,257     117,611
----------------------------------------------------------------------------
Income Before Extraordinary Item            41,891       56,510      28,032

Extraordinary Income - Net of Tax                -       22,597           -
----------------------------------------------------------------------------
Net Income                              $   41,891    $  79,107   $  28,032
============================================================================
Average Shares of
 Common Stock Outstanding (000)             32,445       32,321      32,177
============================================================================



Basic Earnings Per Share
 Income Before Extraordinary Item            $1.29        $1.75       $0.87
 Extraordinary Income - Net of Tax               -        $0.70           -
 Net Income                                  $1.29        $2.45       $0.87
===========================================================================
Diluted Earnings Per Share
 Income Before Extraordinary Item            $1.27        $1.74       $0.87
 Extraordinary Income - Net of Tax               -        $0.69           -
 Net Income                                  $1.27        $2.43       $0.87
===========================================================================

See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                Years Ended December 31,
                                                2000      1999      1998
---------------------------------------------------------------------------
                                               - Thousands of Dollars -
Cash Flows from Operating Activities
  Cash Receipts from Electric Sales          $ 716,955 $ 680,141 $ 670,793
  Cash Receipts from Electric Sales for Resale 301,281   171,628   142,530
  Fuel Costs Paid                             (213,999) (183,093) (166,929)
  Purchased Power Costs Paid                  (196,137   (93,258)  (74,895)
  Wages Paid, Net of Amounts Capitalized       (61,862)  (68,711)  (67,132)
  Payment of Other Operations and
   Maintenance Costs                           (96,722)  (96,998)  (88,538)
  Capital Lease Interest Paid                  (90,418)  (82,421)  (81,823)
  Interest Paid, Net of Amounts Capitalized    (71,439)  (74,881)  (71,272)
  Taxes Paid, Net of Amounts Capitalized      (101,263)  (97,843)  (99,590)
  Interest Received                             14,835     9,659    10,149
  Income Tax Refunds Received                   11,833         -         -
  Income Taxes Paid                             (3,503)  (23,593)   (5,113)
  Transfer of Tax Settlement to
   Escrow Account                                    -   (22,403)        -
  Emission Allowance Inventory Purchases             -   (13,666)        -
  Emission Allowance Inventory Sales                63       960    11,368
  Contract Termination Fee Paid                      -         -   (10,000)
  Other                                          5,410     7,707    (8,615)
---------------------------------------------------------------------------
    Net Cash Flows - Operating Activities      215,034   113,228   160,933
---------------------------------------------------------------------------
Cash Flows from Investing Activities
  Capital Expenditures                        (105,996)  (92,808)  (81,147)
  Purchase of Springerville Lease Debt         (27,633)  (26,768)        -
  Investments in and Loans to Equity Investees (18,552) (7,174) (50,682) Proceeds from the Sale of Millennium Energy
   Businesses                                   31,350     4,041    20,750
  Sale of Securities                                 -    27,516         -
  Other Investments - Net                        9,857     2,143     2,122
---------------------------------------------------------------------------
    Net Cash Flows - Investing Activities     (110,974)  (93,050) (108,957)
---------------------------------------------------------------------------
Cash Flows from Financing Activities
  Proceeds from Issuance of Long-Term Debt           -     1,977    99,511
  Payments to Retire Long-Term Debt            (50,116)   (1,725) (129,472)
  Proceeds from Borrowings under the Revolving
   Credit Facility                              25,000         -         -
  Payments on Borrowings under the Revolving
   Credit Facility                             (25,000)        -         -
  Payments to Retire Capital Lease Obligations (39,019)  (23,602)  (17,232)
  Proceeds from the Exercise of Warrants        12,671         -         -
  Common Stock Dividends Paid                  (10,349)        -         -
  Payments for Credit Agreement and Debt
   Issuance Costs                                    -         -    (7,719)
  Other                                            469     3,293     1,847
---------------------------------------------------------------------------
    Net Cash Flows - Financing Activities      (86,344)  (20,057)  (53,065)
---------------------------------------------------------------------------
Net Increase (Decrease) in
 Cash and Cash Equivalents                      17,716       121    (1,089)
Cash and Cash Equivalents, Beginning of Year   145,288   145,167   146,256
---------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year       $ 163,004 $ 145,288 $ 145,167
===========================================================================
See Note 17 for supplemental cash flow information.

See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                         December 31,
                                                       2000        1999
---------------------------------------------------------------------------
                                                   - Thousands of Dollars -

ASSETS
Utility Plant
  Plant in Service                                  $2,389,587  $2,301,645
  Utility Plant Under Capital Leases                   741,446     741,446
  Construction Work in Progress                         94,789      96,565
---------------------------------------------------------------------------
    Total Utility Plant                              3,225,822   3,139,656
  Less Accumulated Depreciation and Amortization    (1,186,035) (1,105,371)
  Less Accumulated Depreciation of Capital Lease
   Assets                                             (333,497)   (304,429)
---------------------------------------------------------------------------
    Total Utility Plant - Net                        1,706,290   1,729,856
---------------------------------------------------------------------------
Investments and Other Property                         121,811     114,483
---------------------------------------------------------------------------
Current Assets
  Cash and Cash Equivalents                            163,004     145,288
  Accounts Receivable                                  115,742      67,926
  Materials and Fuel                                    44,399      42,119
  Deferred Income Taxes - Current                       17,790      17,148
  Tax Settlement Deposit                                     -      13,471
  Other                                                 19,273      23,841
---------------------------------------------------------------------------
    Total Current Assets                               360,208     309,793
---------------------------------------------------------------------------
Regulatory and Other Assets
  Transition Recovery Asset                            353,283     370,291
  Income Taxes Recoverable Through Future Revenues      73,459      79,497
  Other Regulatory Assets                                7,690       8,639
Other Assets                                            48,643      43,696
---------------------------------------------------------------------------
    Total Regulatory and Other Assets                  483,075     502,123
---------------------------------------------------------------------------
Total Assets                                        $2,671,384  $2,656,255
===========================================================================

CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock Equity                               $  372,169  $  324,248
  Capital Lease Obligations                            857,829     880,427
  Long-Term Debt                                     1,132,395   1,135,820
---------------------------------------------------------------------------
    Total Capitalization                             2,362,393   2,340,495
---------------------------------------------------------------------------

Current Liabilities
  Current Obligations Under Capital Leases              21,147      36,335
  Current Maturities of Long-Term Debt                   1,725      48,603
  Accounts Payable                                      65,891      32,464
  Interest Accrued                                      63,852      66,311
  Taxes Accrued                                         26,811      31,374
  Accrued Employee Expenses                             14,405      10,782
  Other                                                  8,547       8,860
---------------------------------------------------------------------------
    Total Current Liabilities                          202,378     234,729
---------------------------------------------------------------------------

Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    51,035      42,526
  Other                                                 55,578      38,505
---------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities       106,613      81,031
---------------------------------------------------------------------------
Commitments and Contingencies (Note 10)
---------------------------------------------------------------------------
Total Capitalization and Other Liabilities          $2,671,384  $2,656,255
===========================================================================

See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                          December 31,
                                                       2000         1999
---------------------------------------------------------------------------
COMMON STOCK EQUITY                                - Thousands of Dollars -

 Common Stock--No Par Value                         $  655,539  $  641,723
                               2000         1999
                            ----------  ----------
  Shares Authorized         75,000,000  75,000,000
  Shares Outstanding        33,218,503  32,349,091
  Warrants Outstanding***            -   1,492,411
 Accumulated Deficit                                  (283,370)   (317,475)
---------------------------------------------------------------------------
    Total Common Stock Equity                          372,169     324,248
---------------------------------------------------------------------------
PREFERRED STOCK
 No Par Value, 1,000,000 Shares Authorized,
  None Outstanding                                           -           -
---------------------------------------------------------------------------
CAPITAL LEASE OBLIGATIONS
 Springerville Unit 1                                  476,409     496,409
 Springerville Coal Handling Facilities                159,944     163,216
 Springerville Common Facilities                       141,097     147,542
 Irvington Unit 4                                       99,241     107,093
 Other Leases                                            2,285       2,502
---------------------------------------------------------------------------
   Total Capital Lease Obligations                     878,976     916,762
   Less Current Maturities                             (21,147)    (36,335)
---------------------------------------------------------------------------
    Total Long-Term Capital Lease Obligations          857,829     880,427
---------------------------------------------------------------------------
LONG-TERM DEBT
                                         Interest
        Issue              Maturity        Rate
---------------------------------------------------------------------------
 First Mortgage Bonds
  Corporate                  2009          8.50%        27,900      27,900
                             2000         12.22%             -      46,878
  Industrial Development
   Revenue Bonds (IDBs)   2006 - 2008 6.10% to 7.50%    60,050      61,775
  First Collateral Trust
   Bonds                     2008          7.50%       138,300     140,000
 Second Mortgage Bonds
  (IDBs)*                 2018 - 2022     Variable**   328,600     328,600
 Unsecured IDBs           2020 - 2033 5.85% to 7.13%   579,270     579,270
---------------------------------------------------------------------------
   Total Stated Principal Amount                     1,134,120   1,184,423
   Less Current Maturities                              (1,725)    (48,603)
---------------------------------------------------------------------------
    Total Long-Term Debt                             1,132,395   1,135,820
---------------------------------------------------------------------------
Total Capitalization                                $2,362,393  $2,340,495
===========================================================================

*These IDBs are backed by LOCs under TEP's Credit Agreement. TEP's obligations under the Credit Agreement are collateralized with Second Mortgage Bonds.

** Weighted average interest rates on variable rate tax-exempt debt (IDBs) ranged from 2.57% to 5.02% during 2000 and 1999, and the average interest rate on such debt was 4.17% in 2000 and 3.33% in 1999.

***In December 2000, 0.8 million warrants that were to expire were exercised, the remainder expired. See Note 15.

See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                  Accumulated
                                                      Common       Earnings
                                                      Stock        (Deficit)
-----------------------------------------------------------------------------
                                                     - Thousands of Dollars -

Balances at December 31, 1997                        $638,904      $(422,026)
  1998 Net Income                                           -         28,032
  116,696 Shares Issued under Stock Compensation Plans  1,709              -
  1,833 Net Shares Distributed by Deferred
   Compensation Trust Less Purchases                       27              -
-----------------------------------------------------------------------------
Balances at December 31, 1998                         640,640       (393,994)
  1999 Net Income                                           -         79,107
  Dividends Declared                                        -         (2,588)
  107,567 Shares Issued Under Stock
   Compensation Plans                                   1,277              -
  16,439 Net Shares Purchased by Deferred
   Compensation Trust Less Distributions                 (194)             -
-----------------------------------------------------------------------------
Balances at December 31, 1999                         641,723       (317,475)
  2000 Net Income                                           -         41,891
  Dividends Declared                                        -         (7,786)
  75,466 Shares Issued Under Stock Compensation Plans   1,123              -
  5,594 Net Shares Purchased by Deferred
   Compensation Trust Less Distributions                  (75)             -
  799,540 Shares Issued for Warrants
   and Stock Options                                   12,768              -
-----------------------------------------------------------------------------
Balances at December 31, 2000                        $655,539      $(283,370)
=============================================================================

We describe limitations on our ability to pay dividends in Note 9.

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF INCOME              Years Ended December 31,
                                             2000        1999       1998
---------------------------------------------------------------------------
                                               - Thousands of Dollars -
Operating Revenues
 Electric Retail Sales                   $ 664,646   $ 629,900   $ 622,740
 Electric Sales for Resale                 359,814     171,219     143,269
 Other                                       3,908       2,964       2,981
---------------------------------------------------------------------------
    Total Operating Revenues             1,028,368     804,083     768,990
---------------------------------------------------------------------------
Operating Expenses
 Fuel                                      239,939     194,205     182,727
 Purchased Power                           207,596      92,144      72,800
 Coal Contract Amendment Fee                13,231           -           -
 Capital Lease Expense                           -      85,320     104,045
 Amortization of Springerville
  Unit 1 Allowance                               -     (29,098)    (30,522)
 Other Operations                          122,608     105,966     109,170
 Maintenance and Repairs                    39,714      36,949      36,143
 Depreciation and Amortization             113,507      92,583      90,358
 Amortization of Transition Recovery Asset  17,008       2,241           -
 Taxes Other Than Income Taxes              49,445      47,789      50,395
 Income Taxes                               19,036      18,268      18,372
---------------------------------------------------------------------------
    Total Operating Expenses               822,084     646,367     633,488
---------------------------------------------------------------------------
      Operating Income                     206,284     157,716     135,502
---------------------------------------------------------------------------

Other Income (Deductions)
 Income Taxes                               (7,530)     (4,082)        794
 Interest Income                             8,550       7,935      10,800
 Interest Income - Note Receivable from
  UniSource Energy                           9,329       9,937       9,329
 Other Income                                  820       2,602       2,851
---------------------------------------------------------------------------
    Total Other Income (Deductions)         11,169      16,392      23,774
---------------------------------------------------------------------------

Interest Expense
 Long-Term Debt                             66,377      66,836      72,672
 Interest on Capital Leases                 92,658      16,241           -
 Interest Imputed on Losses Recorded at
  Present Value                                198      29,159      34,179
 Other Interest Expense                      7,051      10,994      10,749
---------------------------------------------------------------------------
    Total Interest Expense                 166,284     123,230     117,600
---------------------------------------------------------------------------
Income Before Extraordinary Item            51,169      50,878      41,676

Extraordinary Income - Net of Tax                -      22,597           -
---------------------------------------------------------------------------
Net Income                               $  51,169   $  73,475   $  41,676
===========================================================================

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS             Years Ended December 31,
                                                2000      1999      1998
---------------------------------------------------------------------------
                                               - Thousands of Dollars -
Cash Flows from Operating Activities
  Cash Receipts from Electric Sales          $ 716,955 $ 680,141 $ 670,793
  Cash Receipts from Electric
   Sales for Resale                            301,281   171,628   142,530
  Fuel Costs Paid                             (213,999) (183,093) (166,929)
  Purchased Power Costs Paid                  (196,137)  (93,258)  (74,895)
  Wages Paid, Net of Amounts Capitalized       (54,469)  (61,697)  (62,622)
  Payment of Other Operations and
   Maintenance Costs                           (82,750)  (89,020)  (81,065)
  Capital Lease Interest Paid                  (90,365)  (82,414)  (81,823)
  Interest Paid, Net of Amounts Capitalized    (71,439)  (74,862)  (71,272)
  Taxes Paid, Net of Amounts Capitalized      (100,400)  (97,416)  (99,091)
  Interest Received                             17,093    26,881     8,517
  Income Tax Refunds Received                   11,831         -         -
  Income Taxes Paid                             (3,503)  (22,156)   (3,883)
  Transfer of Tax Settlement to Escrow Account       -   (22,403)        -
  Emission Allowance Inventory Purchases             -   (13,666)        -
  Emission Allowance Inventory Sales                63       960    11,368
  Contract Termination Fee Paid                      -         -   (10,000)
  Other                                             29       332    (1,141)
---------------------------------------------------------------------------
    Net Cash Flows - Operating Activities      234,190   139,957   180,487
---------------------------------------------------------------------------
Cash Flows from Investing Activities
  Capital Expenditures                         (98,063)  (90,940)  (81,011)
  Purchase of Springerville Lease Debt         (25,070)  (26,768)        -
  Transfer of Millennium Cash to UniSource
   Energy                                            -         -   (45,412)
  Investments in and Loans to Equity Investees  (2,000)        -         -
  Other Investments - Net                        3,797     2,288     1,475
---------------------------------------------------------------------------
    Net Cash Flows - Investing Activities     (121,336) (115,420) (124,948)
---------------------------------------------------------------------------
Cash Flows from Financing Activities
  Proceeds from Issuance of Long-Term Debt           -     1,977    99,511
  Payments to Retire Long-Term Debt            (50,116)   (1,725) (129,472)
  Proceeds from Borrowings under the
   Revolving Credit Facility                    25,000         -         -
  Payments on Borrowings under the
   Revolving Credit Facility                   (25,000)        -         -
  Payments to Retire Capital Lease Obligations (38,855)  (23,563)  (17,232)
  Dividend Paid to UniSource Energy            (30,000)  (34,000)  (30,000)
  Payments for Credit Agreement and Debt
   Issuance Costs                                    -         -    (7,719)
  Other                                          6,427     2,940     1,353
---------------------------------------------------------------------------
    Net Cash Flows - Financing Activities     (112,544)  (54,371)  (83,559)
---------------------------------------------------------------------------
Net Increase (Decrease) in
 Cash and Cash Equivalents                         310   (29,834)  (28,020)
Cash and Cash Equivalents, Beginning of Year    88,402   118,236   146,256
---------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year       $  88,712 $  88,402 $ 118,236
===========================================================================

See Note 17 for supplemental cash flow information.

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS

                                                         December 31,
                                                        2000       1999
---------------------------------------------------------------------------
                                                   - Thousands of Dollars -
ASSETS
Utility Plant
  Plant in Service                                  $2,389,587  $2,301,645
  Utility Plant Under Capital Leases                   741,446     741,446
  Construction Work in Progress                         94,789      96,565
---------------------------------------------------------------------------
    Total Utility Plant                              3,225,822   3,139,656
  Less Accumulated Depreciation and Amortization    (1,186,035) (1,105,371)
  Less Accumulated Depreciation of Capital Lease
   Assets                                             (333,497)   (304,429)
---------------------------------------------------------------------------
    Total Utility Plant - Net                        1,706,290   1,729,856
---------------------------------------------------------------------------
Investments and Other Property                          92,334      67,838
---------------------------------------------------------------------------
Note Receivable from UniSource Energy                   70,132      70,132
---------------------------------------------------------------------------
Current Assets
  Cash and Cash Equivalents                             88,712      88,402
  Accounts Receivable                                  116,580      70,739
  Materials and Fuel                                    43,847      42,035
  Deferred Income Taxes - Current                       10,662      17,190
  Tax Settlement Deposit                                     -      13,471
  Other                                                  6,585       6,249
---------------------------------------------------------------------------
    Total Current Assets                               266,386     238,086
---------------------------------------------------------------------------
Regulatory and Other Assets
  Transition Recovery Asset                            353,283     370,291
  Income Taxes Recoverable Through Future Revenues      73,459      79,497
  Other Regulatory Assets                                7,690       8,639
Other Assets                                            31,361      36,169
---------------------------------------------------------------------------
    Total Regulatory and Other Assets                  465,793     494,596
---------------------------------------------------------------------------
Total Assets                                        $2,600,935  $2,600,508
===========================================================================

CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock Equity                               $  295,660   $  270,134
  Capital Lease Obligations                            857,519      880,111
  Long-Term Debt                                     1,132,395    1,135,820
----------------------------------------------------------------------------
    Total Capitalization                             2,285,574    2,286,065
----------------------------------------------------------------------------

Current Liabilities
  Current Obligations Under Capital Leases              21,031       36,263
  Current Maturities of Long-Term Debt                   1,725       48,603
  Accounts Payable                                      73,955       41,277
  Interest Accrued                                      63,852       66,311
  Taxes Accrued                                         25,485       27,738
  Accrued Employee Expenses                             14,152       10,591
  Other                                                  5,671        6,285
----------------------------------------------------------------------------
    Total Current Liabilities                          205,871      237,068
----------------------------------------------------------------------------

Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    53,980       38,913
  Other                                                 55,510       38,462
----------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities       109,490       77,375
----------------------------------------------------------------------------
Commitments and Contingencies (Note 10)
----------------------------------------------------------------------------
Total Capitalization and Other Liabilities          $2,600,935   $2,600,508
============================================================================

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                          December 31,
                                                        2000      1999
---------------------------------------------------------------------------
COMMON STOCK EQUITY                                 - Thousands of Dollars -

 Common Stock--No Par Value                         $  651,723   $  647,366
                               2000         1999
                            ----------   ----------
  Shares Authorized         75,000,000   75,000,000
  Shares Outstanding****    32,139,434   32,139,434
  Warrants Outstanding***      918,445      918,445
 Capital Stock Expense                                  (6,357)      (6,357)
 Accumulated Deficit                                  (349,706)    (370,875)
---------------------------------------------------------------------------
    Total Common Stock Equity                          295,660      270,134
---------------------------------------------------------------------------
PREFERRED STOCK
 No Par Value, 1,000,000 Shares Authorized,
  None Outstanding                                           -            -
---------------------------------------------------------------------------
CAPITAL LEASE OBLIGATIONS
 Springerville Unit 1                                  476,409      496,409
 Springerville Coal Handling Facilities                159,944      163,216
 Springerville Common Facilities                       141,097      147,542
 Irvington Unit 4                                       99,241      107,093
 Other Leases                                            1,859        2,114
---------------------------------------------------------------------------
   Total Capital Lease Obligations                     878,550      916,374
   Less Current Maturities                             (21,031)     (36,263)
---------------------------------------------------------------------------
    Total Long-Term Capital Lease Obligations          857,519      880,111
---------------------------------------------------------------------------
LONG-TERM DEBT
                                         Interest
        Issue              Maturity        Rate
---------------------------------------------------------------------------
 First Mortgage Bonds
  Corporate                  2009          8.50%        27,900       27,900
                             2000         12.22%             -       46,878
 Industrial Development
  Revenue Bonds (IDBs)   2006 - 2008 6.10% to 7.50%     60,050       61,775
 First Collateral Trust
  Bonds                      2008          7.50%       138,300      140,000
 Second Mortgage Bonds
  IDBs*                  2018 - 2022     Variable**    328,600      328,600
 Unsecured IDBs          2020 - 2033  5.85% to 7.13%   579,270      579,270
---------------------------------------------------------------------------
   Total Stated Principal Amount                     1,134,120    1,184,423
   Less Current Maturities                              (1,725)     (48,603)
---------------------------------------------------------------------------
    Total Long-Term Debt                             1,132,395    1,135,820
---------------------------------------------------------------------------
Total Capitalization                                $2,285,574   $2,286,065
============================================================================


* These IDBs are backed by LOCs under TEP's Credit Agreement. TEP's obligations under the Credit Agreement are collateralized with Second Mortgage Bonds.

** Weighted average interest rates on variable rate tax-exempt debt (IDBs) ranged from 2.57% to 5.02% during 2000 and 1999, and the average interest rate on such debt was 4.17% in 2000 and 3.33% in 1999.

*** There are 4.6 million outstanding TEP warrants which entitle the holder of five warrants to purchase one share of TEP common stock for $16.00. See
Note 15.

****  UniSource Energy is the holder of the outstanding common stock of TEP.

TEP also has stock options outstanding.  See Note 13.

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


                                                      Capital  Accumulated
                                            Common     Stock    Earnings
                                             Stock     Expense  (Deficit)
---------------------------------------------------------------------------
                                                - Thousands of Dollars -

Balances at December 31, 1997             $645,261    $(6,357)   $(422,026)
  1998 Net Income                                -          -       41,676
  Dividend Paid to UniSource Energy              -          -      (30,000)
  22,733 Shares Held by Deferred
   Compensation Trust Transferred to
   UniSource Energy                            373          -            -
  Capital Contribution from UniSource Energy   934          -            -
---------------------------------------------------------------------------
Balances at December 31, 1998              646,568     (6,357)    (410,350)
  1999 Net Income                                -          -       73,475
  Dividend Paid to UniSource Energy              -          -      (34,000)
  Capital Contribution from UniSource Energy   720          -            -
  Other                                         78          -            -
---------------------------------------------------------------------------
Balances at December 31, 1999              647,366     (6,357)    (370,875)
  2000 Net Income                                -          -       51,169
  Dividend Paid to UniSource Energy              -          -      (30,000)
  Capital Contribution from UniSource Energy 4,140          -            -
  Other                                        217          -            -
---------------------------------------------------------------------------
Balances at December 31, 2000             $651,723    $(6,357)   $(349,706)
===========================================================================

We describe limitations on our ability to pay dividends in Note 9.

See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------

NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------------

  NATURE OF OPERATIONS

     UniSource Energy Corporation (UniSource Energy) is an exempt holding company under the Public Utility Holding Company Act. UniSource Energy has no significant operations of its own, but holds the stock of Tucson Electric Power Company (TEP) and Millennium Energy Holdings, Inc. (Millennium). TEP, a regulated public utility incorporated in Arizona since 1963, is UniSource Energy's largest operating subsidiary and represents substantially all of UniSource Energy's assets. Millennium holds the energy-related businesses described in Note 4.

     TEP generates, transmits and distributes electricity. TEP serves retail customers in a 1,155 square mile area in Southern Arizona. TEP also sells electricity to other utilities and power marketing entities primarily located in the Western United States. Approximately 60% of TEP's work force is subject to a collective bargaining unit. The collective bargaining agreement in place at December 31, 2000 terminates on January 6, 2003.

  BASIS OF PRESENTATION

     On January 1, 1998, TEP and UniSource Energy exchanged all the outstanding common stock of TEP on a share-for-share basis for the common stock of UniSource Energy. Following the share exchange, in January 1998 TEP transferred the stock of Millennium to UniSource Energy for a $95 million ten-year promissory note from UniSource Energy. Approximately $25 million of this note represents a gain to TEP. TEP has not recorded this gain. Instead, this gain will be reflected as an increase in TEP's common stock equity when UniSource Energy pays the principal portion of the note in 2008. In accordance with the Arizona Corporation Commission (ACC) order authorizing the formation of the holding company, the note bears interest at 9.78% payable every two years beginning January 1, 2000. UniSource Energy paid TEP $9 million in 2000 and $19 million in 1999 for the interest owed under this note.

     UniSource Energy and TEP use the following three methods to report investments in their subsidiaries or other companies:

 - Consolidation: When we own a majority of the voting stock of a subsidiary, we combine the accounts of the subsidiary with our accounts. We eliminate intercompany balances and transactions when we combine these accounts.

 - The Equity Method: We use the equity method to report corporate joint ventures, partnerships, and affiliated companies when we hold a 20% to 50% voting interest or we have the ability to exercise significant influence over the operating and financial policies of the investee company. Under the equity method, we report:

   - Our interest in the equity of an entity as an investment on our balance sheet; and
   - Our percentage share of the net income (loss) from the entity as "other income" in our income statements.

 - The Cost Method: We use the cost method when we hold less than a 20% voting interest in an investment and do not have the ability to exercise significant influence in an investment. Under the cost method, we report our investment at cost on our balance sheet, and we record dividends received as "other income" in our income statements.

  USE OF ACCOUNTING ESTIMATES

     Management makes estimates and assumptions when preparing financial statements under Generally Accepted Accounting Principles (GAAP). These estimates and assumptions affect:

    - A portion of the reported amounts of assets and liabilities at the dates of the financial statements;

   - Our disclosures regarding contingent assets and liabilities at the dates of the financial statements; and

   - A portion of the reported revenues and expenses during the financial statement reporting periods.

Because these estimates involve judgments, the actual amounts may differ from the estimates.

  REGULATION

     The ACC and the Federal Energy Regulatory Commission (FERC) regulate portions of TEP's utility accounting practices and electricity rates. The ACC has authority over certain rates charged to retail customers, the issuance of securities, and transactions with affiliated parties. The FERC regulates TEP's rates for wholesale power sales and transmission services. TEP generally uses the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as FAS 71, require special accounting treatment for regulated companies to show the effect of regulation. These effects are described in
Note 2.

  TEP UTILITY PLANT

     We report TEP's utility plant on our balance sheets at its original cost. Utility plant includes:

 - Material and labor,
 - Contractor costs,
 - Construction overhead costs (where applicable), and
 - An Allowance for Funds Used During Construction (AFUDC) or capitalized interest.

AFUDC reflects the cost of financing construction projects with borrowed funds and equity funds. The component of AFUDC attributable to borrowed funds is included as a reduction of Other Interest Expense on the income statement.
The equity component is included in Other Income (Deductions). In 2000, 1999 and 1998, we imputed the cost of capital on construction expenditures at an average of 7.64%, 7.04% and 6.30%, respectively, to reflect the cost of using borrowed and equity funds to finance construction.

On November 1, 1999, after we stopped applying FAS 71 to our generation operations, we began applying Statement of Financial Accounting Standard No. 34, "Capitalization of Interest Cost". FAS 34 replaces the previous AFUDC calculation for generation-related construction projects and provides guidance on calculating the costs during construction of debt funds used to finance these projects. The capitalized interest on our generation-related construction projects is included as a reduction of Other Interest Expense on the income statement. The average capitalized interest rate applied to generation-related construction expenditures was 5.58% in 2000.

     Depreciation

     We compute depreciation for owned utility plant on a straight-line basis at rates based on the economic lives of the assets. These rates are approved by the ACC and averaged 3.85%, 3.68% and 3.53% in 2000, 1999 and 1998, respectively. The economic lives for generation plant are based on remaining lives. The economic lives for transmission plant, distribution plant, general plant and intangible plant are based on average lives. The rates also reflect estimated removal costs, net of estimated salvage value. The costs of planned major maintenance activities are accounted for as the costs are actually incurred and are not accrued in advance of the planned maintenance. Planned major maintenance activities include the scheduled overhauls at our generation plants. Minor replacements and repairs are expensed as incurred. Retirements of utility plant, together with removal costs less salvage, are charged to accumulated depreciation.

  MILLENNIUM PROPERTIES AND EQUIPMENT

     Millennium's properties and equipment are included, net of accumulated depreciation, in UniSource Energy's balance sheets in the Investments and Other Property line item. Properties and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Maintenance, repairs and minor renewals are charged to expense, while major renewals and betterments are capitalized.

     Interest is capitalized in connection with the construction of major equipment at Global Solar. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset's estimated useful life.

  TEP UTILITY PLANT UNDER CAPITAL LEASES

     TEP financed the following generation assets with leases:

 - Springerville Common Facilities,
 - Springerville Unit 1,
 - Springerville Coal Handling Facilities, and
 - Irvington Unit 4.

     Under GAAP, these leases qualify as capital leases. However, for ACC rate-making purposes, these leases have been treated as operating leases with recovery as if rent payments were made in equal amounts annually during the lease term. We recorded lease expense (interest and depreciation) on a basis which reflected the rate-making treatment for periods prior to November 1, 1999, the date our generation operations became deregulated. We deferred the differences between GAAP capital lease accounting used by unregulated companies and the ACC rate-making method used by us prior to November 1, 1999. See Deferred Lease Expense and Income Statement Impact of Applying FAS 71 in
Note 2.  We describe the lease terms in Capital Lease Obligations in Note 7.

     The following table shows the amount of lease expense incurred for TEP's generation-related capital leases:




                                                    Years Ended December 31,
                                                      2000     1999    1998
     -----------------------------------------------------------------------
                                                     - Millions of Dollars -
     Lease Expense:
       Interest                                      $  93    $  94   $  96
       Depreciation                                     29       22      18
     -----------------------------------------------------------------------
        Total Lease Expense                          $ 122    $ 116   $ 114
     =======================================================================

     Lease Expense Included In:
       Operating Expenses - Fuel                     $   4    $  10   $  10
       Operating Expenses - Capital Lease
        Expense                                          -       85     104
       Operating Expenses - Depreciation and
        Amortization                                    25        5       -
       Interest Expense on Capital Leases               93       16       -
     -----------------------------------------------------------------------
        Total Lease Expense                          $ 122    $ 116   $ 114
    ========================================================================

  LONG-TERM DEBT

     We defer all costs related to the issuance of long-term debt. These costs include underwriters' commissions, discounts or premiums, and other costs such as legal, accounting and regulatory fees and printing costs. We amortize these costs over the life of the debt.

     Prior to November 1, 1999, gains and losses on debt that we retired before maturity were amortized over the remaining original life of the debt to interest expense. Effective November 1, 1999, we recognize gains and losses on reacquired debt associated with the generation portion of TEP's operations as incurred. We reclassified any remaining generation-related unamortized gains and losses on reacquired debt at November 1, 1999, which had been included in Other Regulatory Assets in our balance sheets, to the Transition Recovery Asset. See Note 2. We continue to defer and amortize the gains and losses on reacquired debt associated with TEP's regulated operations to interest income or expense over the remaining life of the original debt.

  ELECTRIC UTILITY OPERATING REVENUES

     We record electric utility operating revenues when we deliver electricity to customers. Operating revenues include unbilled revenues which are earned (service has been provided) but not billed by the end of an accounting period. We record an expense and reduce accounts receivable by an Allowance for Doubtful Accounts for revenue amounts that we estimate will become uncollectible. See Note 11 for further discussion of TEP's wholesale accounts receivable and allowances.

  REVENUE FROM LONG-TERM RESEARCH AND DEVELOPMENT CONTRACTS

     Because of the consolidation of Global Solar, effective June 1, 2000, Global Solar's long-term contract revenues of $3 million in 2000 are included in Other Operating Revenues on the UniSource Energy income statements. Global Solar recognized long-term contract revenue of $4 million and $1 million in 1999 and 1998, respectively. Global Solar derives most of its revenue from funding received under research and development contracts with various U.S. governmental agencies. Revenues under long-term contracts are accounted for under the percentage of completion method and include cost reimbursement, cost plus fixed fee and fixed fee contracts. Revenues on these contracts are recognized as follows:

   - Cost Reimbursement Contracts - Revenue is recognized as costs are incurred;

   - Cost Plus Fixed Fee Contracts - Revenues are recognized using the percentage of completion method of accounting by relating contract costs incurred to date to total contract costs; and

   - Fixed Fee Contracts - Revenues are recognized when applicable milestones are met.

  Contract costs include both direct and indirect costs.

  FUEL COSTS

  Fuel inventory, primarily coal, is recorded at weighted average cost. TEP uses full absorption costing. Under full absorption costing, all costs incurred in the production process are included in the cost of the inventory. Examples of these costs are direct material, direct labor and overhead costs.

  INCOME TAXES

     We are required by GAAP to report some of our assets and liabilities differently for our financial statements than we do for income tax purposes. The tax effects of differences in these items are reported as deferred income tax assets or liabilities in our balance sheets. We measure these assets and liabilities using income tax rates that are currently in effect.

     See Note 2 for discussion of the following income tax items:

   - Income Taxes Recoverable Through Future Revenues
   - Deferred Investment Tax Credits Regulatory Liability

     We allocate income taxes to the subsidiaries based on their taxable income and deductions used in the consolidated tax return.

  EMISSION ALLOWANCES

     Emission Allowances are issued by the EPA and each permits emission of one ton of sulfur dioxide. These allowances can be bought or sold. Prior to November 1, 1999, based on expected future regulatory treatment, TEP recorded Emission Allowance purchases in a noncurrent inventory account included in Investments and Other Property on the balance sheets. Emission allowance inventory was recorded at weighted average cost. Gains on sales of Emission Allowances were deferred as an Emission Allowance Gain Regulatory Liability in the balance sheets. At November 1, 1999, the Emission Allowance inventory account and the Emission Allowance Gain Regulatory Liability were written off and the result was included in Extraordinary Income in the income statements in accordance with the provisions of FAS 101. See Note 2. Subsequent to November 1, 1999, TEP's Emission Allowances have a zero book value. In 2000, a portion of TEP's Emission Allowances were utilized to comply with environmental regulations. See Note 10.

  NEW ACCOUNTING STANDARD

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. We were required to comply with FAS 133 effective January 1, 2001. See Note 3 for further discussion of our accounting for derivatives and hedging activities.

  RECLASSIFICATIONS

     We have made reclassifications to the prior year financial statements for comparative purposes. These reclassifications had no effect on net income.


NOTE 2. REGULATORY MATTERS
--------------------------

     TEP generally uses the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as FAS 71, require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP's retail rates, the ACC may not allow TEP to currently charge its customers to recover certain expenses, but instead requires that these expenses be charged to customers in the future. In this situation, FAS 71 requires that TEP defer these items and show them as regulatory assets on the balance sheet until TEP is allowed to charge its customers. TEP then amortizes these items as expense to the income statement as those charges are recovered from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement as rates to customers are reduced.

     The conditions a regulated company must satisfy to apply the accounting policies and practices of FAS 71 include:

   - an independent regulator sets rates;

   - the regulator sets the rates to cover specific costs of delivering service; and

   - the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

     The financial statement impact of applying FAS 71 changed between 1998 and 1999 due to a change in the way we are regulated. The following sections of this note explain the chronology of events and the impact on our financial statements.

  REGULATORY ASSETS AND LIABILITIES AT DECEMBER 31, 1998

     TEP applied FAS 71 to the generation, transmission and distribution portions of its business during 1998. The regulatory assets and liabilities at December 31, 1998 were:


----------------------------------------------------------------
                                         - Millions of Dollars -
  Regulatory Assets
    Income Taxes Recoverable Through Future Revenues      $ 152
    Deferred Springerville Generation Costs                 102
    Deferred Lease Expense                                   10
    Other Regulatory Assets                                  19
    Springerville Unit 1 Allowance-contra-asset            (171)
  --------------------------------------------------------------
      Total Regulatory Assets                             $ 112
  ==============================================================

  Regulatory Liabilities
    Deferred Investment Tax Credits Regulatory Liability  $  10
    Emission Allowance Gain Regulatory Liability             31
  --------------------------------------------------------------
      Total Regulatory Liabilities                        $  41
  ==============================================================

A description of these assets and liabilities follows:

Income Taxes Recoverable Through Future Revenues: Represents the portion of the total deferred income tax liability attributable to our utility business for which we have not charged our customers. This balance was amortized as the temporary differences reversed. Effective November 1, 1999, the generation-related portion of this balance became part of the Transition Recovery Asset.

Deferred Springerville Generation Costs: Represented deferred costs related to Springerville Generating Station operations, including:

 - Springerville Common Facilities costs incurred between the in-service dates of Springerville Unit 1 and Springerville Unit 2. We were amortizing these costs over the initial term of the Common Facilities Leases (2017 and 2021);

 - Fees incurred in 1997 to renegotiate the Springerville coal supply contract. These fees were being amortized over the life of the new contract
(2010); and

 - Non-fuel costs of Springerville Unit 2 incurred from January 1, 1991 through October 14, 1991 which were amortized over a three-year period from 1996 through 1999.

Deferred Lease Expense: Represented differences which arose as a result of the ACC's regulatory treatment of TEP's capital leases. The ACC treated these leases as operating leases for ratemaking purposes, resulting in deferral of certain lease and interest costs.

Springerville Unit 1 Allowance: This allowance represented the portion of Springerville Unit 1 non-fuel expenses that the ACC did not allow TEP to recover through retail rates. The allowance, a contra-asset account, increased by interest expense which was shown as Interest Imputed on Losses Recorded at Present Value in the Interest Expense section in the income statements and decreased by the Amortization of Springerville Unit 1 Allowance, which was a contra-expense included in Operating Expenses.

At November 1, 1999, the unamortized balance of the Springerville Unit 1 Allowance reduced the Springerville Unit 1 capital lease asset amount. This offset reduced the amount of post-FAS 71 Springerville Unit 1 lease depreciation expense that will be recognized in the income statements and eliminated any further interest and amortization expense related to the Springerville Unit 1 Allowance.

Deferred Investment Tax Credits Regulatory Liability: Represented the deferred benefit relating to ITC claimed on tax returns. This amount was being amortized over the tax lives of the related property.

Emission Allowance Gain Regulatory Liability: Represented the net deferred gain on emission allowance sales. These gains would have been amortized as the remaining emission allowance inventory was used.

  NOVEMBER 1999 ACC APPROVAL OF SETTLEMENT AGREEMENT

     The Settlement Agreement

     In November 1999, the ACC approved a Settlement Agreement between TEP and certain customer groups relating to recovery of TEP's transition costs and standard retail rates. The major provisions of the Settlement Agreement, as approved, were:

 - Consumer choice: Consumer choice for energy supply began in January 2000 and by January 1, 2001 consumer choice was available to all customers.

 - Rate freeze: In accordance with the Rate Settlement approved by the ACC in 1998, TEP decreased rates to retail customers by 1.1% on July 1, 1998, 1% on July 1, 1999 and 1% on July 1, 2000. These reductions applied to all retail customers except for certain customers that have negotiated non-standard rates. The Settlement Agreement provides that, after these reductions, TEP's retail rates will be frozen until December 31, 2008, except under certain circumstances. TEP expects to recover the costs of transmission and distribution under regulated unbundled rates both during and after the rate freeze.

 - Recovery of transition costs: TEP's frozen rates include Fixed and Floating Competition Transition Charge (CTC) components designated for the recovery of transition costs, including generation-related regulatory assets and a portion of TEP's generation plant assets. Retail rates will decrease by the Fixed CTC amount after TEP has recovered $450 million or on December 31, 2008, whichever occurs first. The Floating CTC equals the amount of the frozen retail rate less the price of retail electric service. The price of retail electric service includes TEP's transmission and distribution charge and a market energy component based on the Palo Verde Futures Index for electric energy. Because TEP's total retail rate will be frozen, the Floating CTC is expected to allow TEP to recoup the balance of transition recovery assets not otherwise recovered through the Fixed CTC. The Floating CTC will end no later than December 31, 2008.

 - By June 1, 2004, TEP will be required to file a general rate case including an updated cost-of-service study. Any rate change resulting from this rate case would be effective no sooner than June 1, 2005 and would not result in a net rate increase.

     In accordance with the Settlement Agreement, TEP will transfer its generation and other competitive assets to a wholly-owned subsidiary by December 31, 2002. TEP, as a utility distribution company (UDC), will acquire energy in the wholesale market for its retail customer energy requirements. The UDC must acquire at least 50% of its requirements through a competitive bidding process, while the remainder may be purchased under contracts with TEP's generation subsidiary. The amounts the UDC acquires through competitive bids may be purchased under bilateral contracts or spot market purchases with third parties, or potentially with TEP's generation subsidiary. Under the ACC's electric competition rules, TEP will be required to provide energy to any distribution customer who does not choose another energy service provider. TEP's generation subsidiary will sell energy into the wholesale market.

     Accounting Implications

     In 1997, the Emerging Issues Task Force of the FASB concluded that application of FAS 71 should be discontinued once sufficiently detailed deregulation guidance is issued for a separable portion of a business. However, a company may continue to recognize regulatory assets formerly associated with the deregulated portion of the business, to the extent the transition plan provides for their recovery through the regulated transmission and distribution portion of the business.

     Effective November 1, 1999, we stopped applying FAS 71 to our generation operations because the Settlement Agreement provided sufficient details regarding the deregulation of TEP's generation operations. As a result, we changed the effects of rate regulation that we had reflected in our financial statements as a result of applying FAS 71 to our generation operations. This included:

 - Increasing accumulated capital lease depreciation by $197 million to reflect the depreciation that would have accumulated had we not applied FAS 71;

 - Reclassifying $175 million of generation-related regulatory assets to the Transition Recovery Asset, a distribution-related regulatory asset, because we believe we will recover these assets through the Fixed CTC component of our standard rates in our distribution business; and

 - Recording $23 million of extraordinary income for balances that needed to be eliminated to reflect discontinuance of FAS 71 but that could not be reclassified as part of the Transition Recovery Asset.

The Transition Recovery Asset and Extraordinary Income recorded as a result of the discontinuation of application of FAS 71 are summarized below.

     Transition Recovery Asset

     As of November 1, 1999, we recorded a Transition Recovery Asset as follows:

------------------------------------------------------------------------------
                                                         -Millions of Dollars-
  Generation-Related Regulatory Assets
    Capital Lease Deprecation Adjustment                                $ 197
    Deferred Springerville Generation Costs                                95
    Income Taxes Recoverable Through Future Revenues                       65
    Other                                                                  15
  ----------------------------------------------------------------------------
  Total Reclassified to Transition Recovery Asset on the Balance Sheet    372
  Generation-Related Plant Assets                                          42
  Excess Capacity Deferrals (Off Balance Sheet)                            36
  ----------------------------------------------------------------------------
       Total Transition Costs Being Recovered Through the Fixed CTC     $ 450
==============================================================================

     The Generation-Related Plant Assets are included in Plant in Service on the balance sheet. The Excess Capacity Deferrals are not reflected on our balance sheet and relate to operating and capital costs associated with Springerville Unit 2 capacity which were previously expensed when incurred. Prior to discontinuation of application of FAS 71, these costs were amortized as an off-balance sheet regulatory asset.

     The Total Transition Costs Being Recovered through the Fixed CTC were amortized as follows:

                                             2 months ended   12 months ended
                                             December 1999     December 2000
------------------------------------------------------------------------------
                                                  -Millions of Dollars-
  Amortization of Transition Costs Being Recovered
  Through the Fixed CTC
   Transition Costs Being Recovered Through Fixed CTC,
    beginning of period                                $450              $448
   Amortization of Transition Recovery Asset
    recorded on the income statement                     (2)              (17)
   Generation-Related Plant Asset Amortization            -                (3)
   Excess Capacity Deferral Amortization
    (Off Balance Sheet)                                   -                (9)
------------------------------------------------------------------------------
    Remaining Transition Recovery Asset to be
     Recovered Through the Fixed CTC, at December 31   $448              $419
==============================================================================

   Transition Recovery Asset Recorded on the
    Balance Sheet, beginning of period                 $372              $370
   Amortization of Transition Recovery Asset
    recorded on the income statement                     (2)              (17)
------------------------------------------------------------------------------
    Remaining Transition Recovery Asset on the
     balance sheet, at December 31                     $370              $353
==============================================================================

     The remaining Transition Recovery Asset balance will be amortized as costs are recovered through rates until TEP has recovered $450 million of transition costs or until December 31, 2008, whichever comes first.

  Extraordinary Income

    In 1999, as a result of the discontinuance of FAS 71 and the adoption of FAS 101 for generation operations, we recognized $23 million in extraordinary income, net of tax, primarily as a result of recognition of deferred investment tax credits. In accordance with previous actions of the ACC, TEP had deferred recognition of the benefit of approximately $31 million in investment tax credits. These benefits were recognized as part of the discontinuation of FAS 71 as we no longer had a regulatory deferral requirement. This gain was partially offset by approximately $14 million in generation-related costs for which TEP did not receive regulatory recovery as part of its Transition Recovery Asset. These costs included approximately $11 million of generation-related property taxes and approximately $3 million of net deferred losses related to the sale of emission allowances. We recorded a net tax benefit of $6 million related to the write-off of these costs.


  REGULATORY ASSETS AT DECEMBER 31, 2000 AND 1999

     These various accounting adjustments leave the balances of regulatory assets at December 31, 2000 and 1999 as noted in the table below. There are no remaining regulatory liabilities recorded on the balance sheet at December 31, 2000 and 1999. All of the remaining regulatory assets relate to TEP's distribution and transmission business.



                                                   December 31,
                                                 2000       1999
  -----------------------------------------------------------------
                                            - Millions of Dollars -
  Regulatory Assets
    Transition Recovery Asset                    $353         $370
    Income Taxes Recoverable Through
     Future Revenues                               73           79
    Other Regulatory Assets                         8            9
  -----------------------------------------------------------------
      Total Regulatory Assets                    $434        $ 458
===================================================================

  INCOME STATEMENT CHANGES RESULTING FROM THESE RECLASSIFICATIONS

     As a result of these reclassifications, many costs in the UniSource Energy and TEP income statements are reflected in different line items in 2000 than they were in 1998 and 1999. The primary differences are:

 - In 2000, amortization of our capital lease assets and interest related to Capital Leases are reflected in Depreciation and Amortization and Interest on Capital Leases, respectively. Through October 1999, these expenses were included as Capital Lease Expense.

 - Amortization of Springerville Unit 1 Allowance and the related Interest Imputed on Losses Recorded at Present Value are no longer presented in 2000. In November 1999, the unamortized balance of the Springerville Unit 1 Allowance reduced the Springerville Unit 1 capital lease amount.

 - Amortization of Transition Recovery Asset appears as an expense beginning in November 1999.

 - Amortization of Investment Tax Credit no longer contributes to Income Taxes included in Other Income (Deductions) in 2000. All ITC was recognized in November 1999.

  INCOME STATEMENT IMPACT OF APPLYING FAS 71

     The amortization of the regulatory assets and liabilities discussed in the previous sections of this note have had the following effect on our income statements:


                                                      Years Ended December 31,
                                                        2000    1999    1998
  ----------------------------------------------------------------------------
                                                      - Millions of Dollars -
  Operating Expenses
    Fuel                                                  $ -     $ 4     $ 4
    Amortization of Springerville Unit 1 Allowance          -     (29)    (31)
    Depreciation and Amortization                           -       5      13
    Amortization of Transition Recovery Asset              17       2       -
    Income Taxes: Income Taxes Recoverable Through Future
      Revenues-Tax Depreciation Differences (Flow Through)  5       5       4

  Other Income (Deductions)
    Income Taxes: Investment Tax Credit Amortization        -       2       5

  Interest Expense
    Long-Term Debt                                          2       3       2
    Interest Imputed on Losses Recorded at Present Value    -      29      34
  ----------------------------------------------------------------------------

     If TEP had not applied FAS 71 in these years, the above amounts would have been reflected in the income statements in prior periods. The above table does not include capital lease expense. Capital lease expense would have been recognized at different annual amounts if TEP had not applied FAS 71 although the total would be the same over the life of the leases. Lease expense included on our income statements amounted to $116 million in 1999 and $114 million in 1998. If we had not applied FAS 71, the Springerville Unit 1 Allowance would have been offset against the Springerville Unit 1 capital lease asset and the depreciation would have been calculated on a straight-line method. Our lease expense would have been $124 million in 1999 and $125 million in 1998 if we had not applied FAS 71 in these years. See Deferred Lease Expense above.

     The reclassification of our generation-related regulatory assets to the Transition Recovery Asset shortened the amortization period for these assets to nine years.

  FUTURE IMPLICATIONS OF CEASING TO APPLY FAS 71 TO OUR REGULATED BUSINESS

     We continue to apply FAS 71 for the distribution and transmission portions of TEP's business, our regulated operations. We periodically assess whether we can continue to apply FAS 71. If we stopped applying FAS 71 to TEP's remaining regulated operations, we would write off the related balances of TEP's regulatory assets as a charge in our income statement. Based on the balances of TEP's regulatory assets at December 31, 2000, if we had stopped applying FAS 71 to TEP's remaining regulated operations, we would have recorded an extraordinary loss, after-tax of approximately $261 million. While regulatory orders and market conditions may affect our cash flows, our cash flows would not be affected if we stopped applying FAS 71.


NOTE 3.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
---------------------------------------------------------------------

     In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. A derivative financial instrument or other contract derives its value from another investment or designated benchmark. We buy and sell wholesale power using forward contracts which are considered to be derivatives. Under forward contracts, TEP commits to purchase or sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one month, three months or one year. Forward contracts may consist of sales of TEP's excess generating capacity, purchases to meet our retail and firm energy commitments, or may represent trading activity, where forward sales and purchases may be made within established limits to take advantage of favorable market opportunities.

There are two types of gains and losses related to forward contracts:
 - An unrealized gain or loss is the difference between the contract price and the market price at any interim date until the contract is settled.

 - A realized gain or loss is the difference between the contract price and the actual cost of the commodity that was purchased or sold. Realized gains or losses are recorded in the financial statements at the settlement date. We base our decision to enter into forward contracts based on an estimated realized gain.

     On January 1, 2001, we adopted FAS 133. For periods prior to 2001, we recorded realized gains and losses at the contract settlement date. FAS 133 requires us to record unrealized gains and losses throughout the contract period until settlement. Based on our current interpretation of FAS 133 and other guidance, we believe our wholesale forward contracts will be classified as follows:

 - Normal Purchases and Sales: Our off-peak forward purchases and sales generally qualify as normal purchases and sales and are excluded from the requirements of FAS 133. The realized gains and losses on these contracts are reflected in the income statement at the contract settlement date.

 - Cash Flow Hedge: On-peak forward purchase contracts to meet our retail and firm commitments, as well as on-peak forward sales contracts of our excess system capacity are generally classified as cash flow hedges. Our on-peak purchases and sales occur daily from 6 a.m. until 10 p.m., Monday through Saturday. The unrealized gains and losses related to these forward contracts will be included in Other Comprehensive Income, a component of stockholders' equity.

 - Trading Activity: Our trading activity generally consists of forward on-peak sales and purchases that do not qualify for cash flow hedge treatment. The unrealized gains and losses related to these forward contracts will be reflected in the income statement.

     On January 1, 2001, we recorded the cumulative effects of adopting FAS 133 in our financial statements by recording the following after-tax unrealized gains or losses on our forward contracts as of January 1, 2001:

 - Income Statement: $4 million of unrealized gain; and
 - Other Comprehensive Income, a component of stockholders' equity: $14 million of unrealized loss.

     The financial statements for periods prior to 2001 do not reflect the requirements of FAS 133.

     Because of the complexity of derivatives, the FASB established a Derivatives Implementation Group (DIG). To date, the DIG has issued more than 100 interpretations to provide guidance in applying FAS 133. As the DIG continues to issue interpretations, we may change the conclusions that we have reached and, as a result, the accounting treatment and financial statement impact could change in the future.


NOTE 4.  MILLENNIUM ENERGY BUSINESSES
--------------------------------------

     On January 1, 1998, TEP transferred the stock of its subsidiary, Millennium Energy Holdings, Inc. to UniSource Energy. See Basis of Presentation in Note 1. Also see Note 5 for selected financial data for the Millennium energy businesses.


  ENERGY TECHNOLOGY INVESTMENTS

     In 1996, Millennium and ITN Energy Systems, Inc., a privately-held company (ITN) formed an entity to develop renewable energy and thin-film technologies. Millennium and ITN each initially owned 50%. Effective June 1, 2000, the percentages changed to 67% owned by Millennium and 33% owned by ITN. Additionally, in 2000, Millennium and ITN agreed to form new entities.

     At December 31, 2000, Millennium, through its subsidiaries, had an indirect 67% interest in the following entities and ITN owned the remaining 33%:

 - Global Solar Energy, Inc., is a developer and manufacturer of flexible thin-film photovoltaic cells. Global Solar began limited production of photovoltaic cells in 1999. Target markets for its products include military, space and commercial applications.

In 1999, Millennium agreed to provide $14 million of equity funding. As of December 31, 2000, Millennium had funded the full $14 million. In 2000, Millennium agreed to provide an additional $20 million in credit to Global Solar over a 4-year period to fund its production and expansion. As of January 31, 2001, Millennium has funded $6 million under this credit commitment, $4 million of which occurred in 2000.

Because we own 67% of Global Solar as of June 1, 2000, it is consolidated with UniSource Energy for financial reporting purposes. Previously, Millennium reported Global Solar's earnings (losses) using the equity method. By the end of 1999, all of ITN's equity contributions had been written down to zero for financial reporting purposes. As a result, minority interest is not reflected in the financial statements and Millennium records 100% of Global Solar's losses for accounting purposes. When Global Solar generates net income, Millennium will recognize 100% of net income to the extent Millennium's recognized losses are greater than Millennium's ownership percentage of such losses.

 - Infinite Power Solutions, Inc., is a developer of thin-film batteries and was established in 2000. In 2000, Millennium committed to provide $6 million of credit to this entity. As of December 31, 2000 Millennium had not provided any funding under this agreement. ITN contributed certain assets and proprietary and intellectual property relating to thin-film battery technology.

     During 2000, Millennium and ITN agreed to form the following entities and provide funding beginning in 2001:

 - MicroSat Systems Inc.: is a space systems company formed for the purpose of developing and commercializing small-scale satellites. Millennium will own 49%, with the remaining 51% owned by ITN. Millennium has agreed to provide $10 million in equity and $10 million in credit to the venture. ITN will contribute development contracts and proprietary technologies. As of January 31, 2001, Millennium has provided $2 million in equity under this agreement.

 - A product development company that will provide research and development services to Global Solar affiliates, MicroSat and third parties. Millennium will own 49%, with the remaining 51% owned by ITN. Millennium committed to provide $3 million in equity and $1 million in credit. ITN will contribute certain contracts, technologies and intellectual property, including its thermal desalinization technology.

     Millennium expects to fund a total of $20 million to $35 million to its various Energy Technology Investments in 2001. A significant portion of the funding under these agreements will be utilized for research and development purposes, establishment of the production line, and other administrative costs. As funds are expended for these purposes, we will recognize expense.

  INTERNATIONAL POWER PROJECTS - NATIONS ENERGY CORPORATION

     Nations Energy develops independent power projects in foreign energy markets. Through its subsidiaries, Nations has equity interests in the following projects:

 - A 40% interest in an independent power producer that owns and operates a 43 MW power plant near Panama City, Panama that sells energy to an unrelated party. Nations Energy recorded decreases in the market-value of its Panama investment of $3 million in both 1999 and 2000. Additionally in 2000, Nations Energy was able to recognize a $3 million deferred tax benefit related to the decreased value. Nations Energy intends to sell its interest in this project which has a book value of $1 million at December 31, 2000. We cannot predict whether future market adjustments will be necessary for this project.

 - A 26% interest in a power project located in Curacao, Netherland Antilles. The 160 MW project is scheduled for completion in 2003. Once completed, the generating facility will provide all electricity, steam, desalinated water and compressed air for use in the oil refinery on the island of Curacao and electricity for distribution to the community of Curacao. As of December 31, 2000, Nations Energy's total investment in this project was $3 million, including the $3 million equity contribution made in December 2000. In addition, in December 2000, Nations Energy provided a $7 million deposit to fund scheduled equity contributions through April 2003, a $ 10 million deposit primarily for possible construction overruns and a guarantee of $6 million of equity on behalf of another participant in the project.

     In January 2000, Nations Energy recorded a pre-tax gain of approximately $3 million from the sale of its minority interest in a power project located in the Czech Republic. Nations received $20 million in cash proceeds from the sale which is reflected in the Cash Flows from Investing Activities in the UniSource Energy cash flow statement for the year ended December 31, 2000. At December 31, 1999, this investment totaled $15 million.

     In September 1998, Nations Energy sold a 48% interest in Trigen-Nations Energy, which owns and operates the 40 MW Coors Brewing Company power plant in Golden, Colorado. The $6 million after-tax gain on the sale is included in Other Income in the Other Income and Deductions section of the UniSource Energy income statements. In June 1999, Nations Energy sold its remaining 1% interest in Trigen-Nations Energy at book value.

  ENERGY MARKETING - MEH CORPORATION

     On July 23, 1999, MEH sold its 50% ownership interest in NewEnergy to The AES Corporation (AES) for approximately $50 million in consideration, resulting in a pre-tax gain from the sale of approximately $35 million. The consideration consisted of:

 - Shares of AES common stock valued at $27 million as of July 23, 1999 which were sold in the third quarter of 1999 at a slight gain; and

 - Two $11 million promissory notes, totaling $22 million, issued by NewEnergy. The notes are collateralized by AES stock and bear interest at 9.5%. In July 2000, MEH collected $11 million from NewEnergy as scheduled. The maturity date of the remaining promissory note is July 23, 2001.

     As part of the sale agreement, AES repaid a $10 million loan NewEnergy obtained from an unrelated party that was guaranteed by UniSource Energy. Previously, UniSource Energy provided guarantees of up to $56 million of certain performance bonds and contractual obligations relating to NewEnergy's
purchases and sales of electricity.   All guarantees of performance bonds and
contractual obligations that UniSource Energy made on behalf of NewEnergy have been terminated.

     MEH originally acquired its 50% ownership in NewEnergy in September 1997 with a $1 million capital contribution. In the first quarter of 1999, MEH transferred its ownership in New Energy Ventures Southwest (NEV SW) to NewEnergy. In 1999 and 1998, MEH recorded pre-tax losses related to NewEnergy, including NEV SW, of $1 million and $16 million, respectively. These pre-tax losses were approximately 1% and 42% in 1999 and 1998, respectively, of UniSource Energy's pre-tax income.

Presented below is summarized NewEnergy financial information for the year ended December 31, 1998, during which we recorded NewEnergy's financial results using the equity method:

NewEnergy Summarized Financial Information
                                            Year Ended December 31,
 Income Statement                                    1998
  -----------------------------------------------------------------------
                                                 - Millions of Dollars -
    Retail Customer Revenue                                         $206
    Utility Distribution Company Payments                           (102)
    Cost of Goods Sold                                              (119)
  -----------------------------------------------------------------------
    Loss from Operations                                             (15)
    Other                                                            (25)
  -----------------------------------------------------------------------
     Net Loss                                                       $(40)
  =======================================================================

     Because we have no continuing involvement with NewEnergy, other than a collateralized promissory note from NewEnergy, we do not believe that the results of NewEnergy's operations will affect our continuing operations. At December 31, 2000, the market value of the collateral supporting the promissory note exceeded the amount of the promissory note by 369%. The promissory note represented less than 1% of UniSource Energy's total assets at December 31, 2000 and 1999.

  OTHER MILLENNIUM INVESTMENTS AND COMMITMENTS

     In July 2000, Millennium made a $15 million capital commitment to a limited partnership which will fund energy related investments. As of January 31, 2001, Millennium has funded $4 million under this commitment, $1 million of which was funded in 2000. The remaining $11 million is expected to be invested within two to three years. A member of the UniSource Energy Board of Directors has a minor investment in the project. An affiliate of such board member serves as the general partner.

     In November 2000, Millennium made a $5 million capital commitment to a venture capital fund that will focus on information technology, optics and biotechnology in Tucson, Arizona. The company that manages the fund is owned by a member of the UniSource Energy Board of Directors. As of December 31, 2000 Millennium had not funded any amounts under this commitment. Millennium expects to fund approximately $1 million under this agreement in 2001.

     Global Solar has certain government contracts that require Global Solar to contribute to the research and development effort under a cost share arrangement. Global Solar's share of costs is expensed as incurred or capitalized in accordance with the terms of the contract. Global Solar's remaining cost share commitment under these contracts at December 31, 2000 and 1999 was $1 million and $3 million, respectively.

  RECLASSIFICATION OF MILLENNIUM ENERGY BUSINESSES RESULTS

     The operating revenues and expenses from Millennium's energy businesses are currently included as part of UniSource Energy's Operating Revenues and Operating Expenses in the UniSource Energy income statements. Previously, these revenues and expenses were included in the Millennium Energy Businesses line item in the Other Income and Deduction sections of the UniSource Energy income statements. The UniSource Energy income statements for years ended December 31, 1999 and 1998 have been reclassified to conform to the new presentation.


NOTE 5.  SEGMENT AND RELATED INFORMATION
----------------------------------------

     Based on the way we organize our operations and evaluate performance, we have two reportable segments. UniSource Energy's principal business segment is TEP, an electric utility business. The other reportable business segment is the unregulated energy businesses of Millennium. We describe the unregulated energy businesses of Millennium in Note 4.

     As discussed in Note 1, we record our percentage share of the earnings of affiliated companies when we hold a 20% to 50% voting interest. Global Solar is consolidated. See Note 4. Our portion of the net income (loss) of the entities in which TEP and Millennium own a 20-50% interest is shown below in Net Loss from Equity Method Entities.

     Intersegment revenues are not material. The only significant reconciling adjustment is for the elimination of the intercompany note between UniSource Energy and TEP as well as the related interest income and expense. All other intercompany activity and balances have been eliminated. The accounting policies of the segments are described in Note 1. We disclose selected financial data for our business segments in the following tables:

                                     Segments
                                -------------------
                                                                   UniSource
                                                     Reconciling     Energy
2000                               TEP   Millennium  Adjustments  Consolidated
------------------------------------------------------------------------------
                                                - Millions of Dollars -

Income Statement
----------------
 Operating Revenues             $1,028         $  9       $  (3)      $ 1,034
------------------------------------------------------------------------------
 Net Loss from
   Equity Method Entities           (2)          (2)          -            (4)
------------------------------------------------------------------------------
 Interest Income                    18            4          (8)           14
------------------------------------------------------------------------------
 Interest Expense                  166            -           -           166
------------------------------------------------------------------------------
 Depreciation and Amortization     114            -           -           114
------------------------------------------------------------------------------
 Income Tax (Benefit) Expense       27           (8)         (4)           15
------------------------------------------------------------------------------
 Net Income (Loss)                  51           (4)         (5)           42
------------------------------------------------------------------------------

Cash Flow Statement
-------------------
 Capital Expenditures              (98)          (8)           -         (106)
------------------------------------------------------------------------------
 Investments in and Loans
   Equity Method Investees          (2)         (17)           -          (19)
------------------------------------------------------------------------------
Balance Sheet
-------------
 Total Assets                    2,601          167         (97)        2,671
------------------------------------------------------------------------------
 Investment in Equity Method
  Entities                           9            6           -            15
------------------------------------------------------------------------------
1999
------------------------------------------------------------------------------
Income Statement
----------------
 Operating Revenues             $  804       $   11       $    -      $   815
------------------------------------------------------------------------------
 Net Loss from
   Equity Method Entities            -           (4)           -           (4)
------------------------------------------------------------------------------
 Interest Income                    18            1           (9)          10
------------------------------------------------------------------------------
 Gain on the Sale of NewEnergy       -           35            -           35
------------------------------------------------------------------------------
 Interest Expense                  123            -            -          123
------------------------------------------------------------------------------

                                     Segments
                                -------------------
                                                                   UniSource
                                                     Reconciling     Energy
1999                               TEP   Millennium  Adjustments  Consolidated
------------------------------------------------------------------------------
                                                - Millions of Dollars -
 Depreciation and Amortization      93            -            -           93
------------------------------------------------------------------------------
 Income Tax (Benefit) Expense       22           12           (3)          31
 -----------------------------------------------------------------------------
 Extraordinary Income - Net of Tax  23            -            -           23
 -----------------------------------------------------------------------------
 Net Income (Loss)                  73           11           (5)          79
------------------------------------------------------------------------------

Cash Flow Statement
-------------------
 Capital Expenditures              (91)          (2)           -          (93)
------------------------------------------------------------------------------
 Investments in and Loans to
   Equity Method Investees           -           (7)           -           (7)
------------------------------------------------------------------------------

Balance Sheet
-------------
 Total Assets                    2,601          100          (45)       2,656
------------------------------------------------------------------------------
 Investment in Equity Method
   Entities                          9           24            -           33
------------------------------------------------------------------------------
1998
------------------------------------------------------------------------------

Income Statement
----------------
 Operating Revenues             $  769      $    2       $   -         $  771
------------------------------------------------------------------------------
 Net Loss from
   Equity Method Entities            -         (14)          -            (14)
------------------------------------------------------------------------------
 Interest Income                    20           1          (9)            12
------------------------------------------------------------------------------
 Interest Expense                  118           -           -            118
------------------------------------------------------------------------------
 Depreciation and Amortization      90           -           -             90
------------------------------------------------------------------------------
 Income Tax (Benefit) Expense       18          (4)         (4)            10
------------------------------------------------------------------------------
 Net Income (Loss)                  42          (8)         (6)            28
------------------------------------------------------------------------------

Cash Flow Statement
-------------------
 Capital Expenditures              (81)          -           -            (81)
------------------------------------------------------------------------------
 Investments in and Loans to
   Equity Method Investees           -         (51)          -            (51)
------------------------------------------------------------------------------


NOTE 6.  TEP'S UTILITY PLANT AND JOINTLY-OWNED FACILITIES
---------------------------------------------------------

  UTILITY PLANT

     The following table shows TEP's Utility Plant in Service by major class:

                                                         December 31,
                                                    2000             1999
  ---------------------------------------------------------------------------
                                                    - Millions of Dollars -
  Plant in Service:
    Generation Plant                                 $ 1,082       $ 1,067
    Transmission Plant                                   502           491
    Distribution Plant                                   643           599
    General Plant                                        118           115
    Intangible Plant                                      44            29
    Electric Plant Held for Future Use                     1             1
  ---------------------------------------------------------------------------
      Total Plant in Service                         $ 2,390       $ 2,302
  ===========================================================================
  Utility Plant Under Capital Leases                 $   741       $   741
  ===========================================================================

     All Utility Plant Under Capital Leases is used in TEP's generation
operations.   See TEP Utility Plant and TEP Utility Plant Under Capital Leases
in Note 1 and Capital Lease Obligations in Note 7.

  JOINTLY-OWNED FACILITIES

     At December 31, 2000, TEP's interests in generating stations and transmission systems that are jointly-owned with other utilities were as follows:

                               Percent     Plant   Construction
                               Owned By     In      Work in     Accumulated
                                 TEP      Service*  Progress    Depreciation
----------------------------------------------------------------------------
                                             - Millions of Dollars -

 San Juan Units 1 and 2          50.0%     $ 285       $ 5         $ 217
 Navajo Station Units 1,2 and 3   7.5        122         3            60
 Four Corners Units 4 and 5       7.0         78         1            66
 Transmission
  Facilities              7.5 to 95.0        223         -           138
-----------------------------------------------------------------------------
     Total                                 $ 708       $ 9         $ 481
=============================================================================

*Included in Utility Plant shown above.

     TEP has financed or provided funds for the above facilities and TEP's share of their operating expenses is included in the income statements. See
Note 10 for commitments related to our jointly-owned facilities.




NOTE 7.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
------------------------------------------------------

  TEP LONG-TERM DEBT

     LONG-TERM DEBT MATURES MORE THAN ONE YEAR FROM THE DATE OF THE FINANCIAL STATEMENTS. WE SUMMARIZE OUR LONG-TERM DEBT IN THE STATEMENTS OF
CAPITALIZATION.

     Bond Issuance and Redemption

     During 2000, TEP repaid as scheduled $47 million of its 12.22% Series First Mortgage Bonds which matured on June 1. In addition, TEP redeemed $2 million of its 7.5% First Collateral Trust Bonds at a discount and made required sinking fund payments on First Mortgage Bonds of $2 million.

     During 1999, TEP did not issue any new bonds or redeem existing bonds, other than required sinking fund payments of $2 million on First Mortgage Bonds.

  TEP OTHER LONG-TERM DEBT AND AGREEMENTS

     FIRST AND SECOND MORTGAGE

     TEP's first and second mortgage indentures are collateralized by a lien on TEP's utility plant, with the exception of Springerville Unit 2. Utility Plant under Capital Leases is not subject to such liens or available to other creditors. San Carlos, a subsidiary of TEP, holds title to Springerville Unit 2.

     BANK CREDIT AGREEMENT

     TEP has a $441 million Credit Agreement which provides a $100 million Revolving Credit Facility and a $341 million Letter of Credit Facility. These credit facilities mature on December 30, 2002 and are collateralized by $441 million of Second Mortgage Bonds. The Credit Agreement contains certain financial covenants, including cash coverage, leverage and net worth tests.
As of December 31, 2000, TEP was in compliance with these covenants.

     The Revolving Credit Facility can be used for general corporate purposes. At December 31, 2000, TEP had no outstanding borrowings under this facility. However, in July 2000, TEP borrowed $25 million under the Revolving Credit Facility and repaid it in August 2000. The proceeds were used to fund on-going cash expenditures. When we borrow under the Revolving Credit Facility, the variable interest rate that we pay is dependent, in part, on the credit rating on TEP's senior collateralized debt. We pay an annual commitment fee on the unused portion of the Revolving Credit Facility. This fee is also dependent on TEP's credit ratings. At December 31, 2000, the commitment fee equaled 0.25% per year.

     The $341 million Letter of Credit Facility secures the payment of principal and interest on $329 million of tax-exempt variable rate bonds
(IDBs). The amount of commitment fee on the Letter of Credit Facility depends on TEP's credit ratings. At December 31, 2000, the commitment fee equaled 1.25% per year.

  CAPITAL LEASE OBLIGATIONS

     The terms of TEP's capital leases are as follows:

 - The Irvington Lease has an initial term to January 2011 and provides for renewal periods of two or more years through 2020.

 - The Springerville Common Facilities Leases have an initial term to 2017 for one lease and 2021 for the other two leases, subject to optional renewal periods of two or more years through 2025.

 - The Springerville Unit 1 Leases have an initial term to January 2015 and provide for renewal periods of three or more years through 2030.

 - The Springerville Coal Handling Facilities Leases have an initial term to April 2015 and provide for one renewal period of six years, then additional renewal periods of five or more years through 2035.

  MATURITIES AND SINKING FUND REQUIREMENTS

     TEP's long-term debt, including sinking funds, and lease obligations mature on the following dates:

                              Expiring     Scheduled
                                LOCs       Long-Term
                            Supporting       Debt       Capital Lease
                                IDBs       Retirements   Obligations   Total
  --------------------------------------------------------------------------
                                         - Millions of Dollars -
 Years Ending December 31,
        2001                                $   2         $  105      $  107
        2002                   $ 329            2             92         423
        2003                       -            2            123         125
        2004                       -            2            125         127
        2005                       -            2            125         127
-----------------------------------------------------------------------------
        Total 2001-2005          329           10            570         909
        Thereafter                 -          795          1,253       2,048
        Less: Imputed Interest     -            -           (944)       (944)
  ---------------------------------------------------------------------------
        Total                  $ 329        $ 805         $  879     $ 2,013
  ===========================================================================

     In addition to the capital lease obligations above, we must ensure $70 million of notes underlying the Springerville Common Facilities leases are refinanced by June 30, 2003 to avoid a special event of loss under the lease. This special event of loss would require us to repurchase the Springerville Common Facilities at the higher of the stipulated loss value of $125 million or the fair market value of the facilities. Upon such purchase, the lease would be terminated.

     In December 1999, TEP refinanced $70 million of notes underlying the Springerville Common Facility lease to avoid a special event of loss under the lease. As a result of refinancing at a higher interest rate, we recorded an additional $26 million of capital lease obligations and capital lease assets.


NOTE 8.  FAIR VALUE OF UNISOURCE ENERGY FINANCIAL INSTRUMENTS
-------------------------------------------------------------

     The carrying and fair values of Millennium's and TEP's financial instruments are as follows:
                                                December 31,
                                         2000                  1999
----------------------------------------------------------------------------
                                   Carrying     Fair     Carrying     Fair
                                    Value       Value     Value       Value
----------------------------------------------------------------------------
                                           - Millions of Dollars -
 Millennium
   Assets:
    Springerville Lease
     Debt Securities (Included in
     Investments and Other Property) $  2        $  2     $  -         $  -

 TEP
   Assets:
    Springerville Lease
     Debt Securities (Included in
      Investments and Other Property)  69          76       45           45

 Liabilities:
  First Mortgage Bonds - Fixed Rate:
    Corporate                          28          29       75           77
    Industrial Development Revenue
     Bonds (IDBs)                      60          60       62           61
    First Collateral Trust Bonds      138         137      140          132
  Second Mortgage Bonds -
    IDBs (Variable Rate)              329         329      329          329
  Unsecured IDBs - Fixed Rate         579         533      579          514
----------------------------------------------------------------------------

     In 2000, Millennium purchased $27 million of Springerville Lease Debt Securities. In November 2000, Millennium sold Springerville Lease Debt Securities with a carrying value of $25 million to TEP at cost. The remaining $2 million of Springerville Lease Debt Securities held by Millennium at December 31, 2000 mature through January 1, 2009. Millennium intends to sell the remaining Springerville Lease Debt Securities to TEP in the first quarter of 2001.

     TEP intends to hold the investment in Springerville Lease Debt Securities to maturity ($40 million matures through January 1, 2009 and $29 million matures through January 1, 2013). These Springerville Lease Debt Securities are stated at amortized cost, which means the purchase cost has been adjusted for the amortization of the premium and discount to maturity. We base the fair value of this investment on quoted market prices for the same or similar debt.

     TEP considers the principal amounts of variable rate debt outstanding to be reasonable estimates of their fair value. We determined the fair value of TEP's fixed rate obligations including the Corporate First Mortgage Bonds, the First Mortgage Bonds-IDBs, First Collateral Trust Bonds and the Unsecured IDBs by calculating the present value of the cash flows of each fixed rate obligation. We used a rate consistent with market yields generally available as of December 2000 for 2000 amounts and December 1999 for 1999 amounts for bonds with similar characteristics with respect to: credit rating, time-to-maturity, and the tax status of the bond coupon for Federal income tax purposes. The use of different market assumptions and/or estimation methodologies may yield different estimated fair value amounts.

     The carrying amounts of our current assets and liabilities approximate fair value.


NOTE 9.  DIVIDEND LIMITATIONS
-----------------------------

  UNISOURCE ENERGY

     In February 2001, UniSource Energy declared a dividend to the shareholders of $0.10 per share of UniSource Common Stock. The dividend, totaling approximately $3 million, will be paid on March 9, 2001 to common shareholders of record as of February 15, 2001. During 2000, UniSource Energy paid quarterly dividends to the shareholders of $0.08 per share, totaling $10 million.

     Our ability to pay cash dividends on common stock outstanding depends, in part, upon cash flows from our subsidiaries, TEP and Millennium.

  TEP

     In December 2000 and 1999, TEP paid a dividend of $30 million and $34 million, respectively, to UniSource Energy, the holder of TEP's common stock. TEP met the following requirements before paying these dividends to UniSource
Energy:

   - Bank Credit Agreement

     TEP's bank Credit Agreement allows TEP to pay dividends as long as TEP maintains compliance with the agreement and meets financial covenants.

   - ACC Holding Company Order

     The ACC Holding Company Order does not allow TEP to pay dividends to UniSource Energy in excess of 75% of its annual earnings until TEP's equity ratio equals 37.5% of total capitalization, excluding capital lease obligations.

   - Federal Power Act

     This Act states that dividends shall not be paid out of funds properly included in capital accounts. TEP's 2000 and 1999 dividends to UniSource Energy were paid from current year earnings.

  MILLENNIUM

     Millennium did not pay any dividends to UniSource Energy in 2000. In August 1999, Millennium paid a dividend of $10 million to UniSource Energy. Millennium does not have any dividend restrictions.


NOTE 10.  COMMITMENTS AND CONTINGENCIES
----------------------------------------

  TEP COMMITMENTS

     Fuel Purchase and Transportation Commitments

     TEP has the following commitments to purchase coal and rail:

   - The Springerville coal contract expires in 2010, but includes an option to extend the initial term for ten years. See Deferred Springerville Generation Costs in Note 2. The Springerville rail contract expires in 2009.

   - The Irvington coal and rail contracts expire in 2015 or at the end of the useful life of the coal-fired unit, whichever is earlier.

   - The contracts for jointly-owned facilities expire at various dates from 2005 to 2017. See Jointly-Owned Facilities in Note 6.

     The Springerville and Irvington coal contracts combined require TEP to take 2.1 million tons of coal per year through 2009 at an estimated annual
cost of $48 million for the next 5 years.   The Springerville and Irvington
rail contracts combined require TEP to transport 1.9 million tons of coal per year through 2015 at an estimated annual cost of $14 million for the next 5 years. The contracts to purchase coal, including rail transportation, for use at the jointly-owned facilities require TEP to take 1.5 million tons of coal per year through 2005 at an estimated annual cost of $45 million for the next 5 years. All of these contracts include a price adjustment clause that will affect the future cost of coal. The total amount paid under these contracts depends on the number of tons of coal purchased and transported. The aggregate total that TEP incurred under all of these contracts was $157 million in 2000, $152 million in 1999, and $150 million in 1998.

     Each of TEP's coal purchase contracts requires TEP to pay a take-or-pay charge if certain minimum quantities of coal are not purchased. Our present fuel requirements are in excess of the take-or-pay minimums. However, sometimes TEP purchases coal from other suppliers or switches fuel burn from one generating station to another to reduce overall fuel costs, resulting in take-or-pay minimum charges. TEP incurred take-or-pay charges of $4 million in 2000, 1999 and 1998.

     San Juan Coal Contract Amendment

     In September 2000, to reduce fuel costs over the next 17 years, TEP entered into an agreement to amend the San Juan Generating Station's coal supply contract, replacing two surface mining operations with one underground operation. To amend the contract, TEP is required to make a $15 million payment in 2003. In September 2000, as a result of this scheduled payment, TEP recorded a pre-tax $13 million Coal Contract Amendment Fee expense and a non-current liability which equals the present-value of the $15 million payment. On an on-going basis, TEP will recognize interest expense, included in the Interest Imputed on Losses Recorded at Present Value line item on the income statements, and increase its liability until the payment is made in January 2003. On a net present value basis, TEP expects the fuel savings to significantly exceed the $15 million payment that will be made in 2003.

     Four Corners Generating Station Commitment

     TEP is a 7% owner of Four Corners Generating Station. The station participation agreement requires that if one of the participants fails to make its payments for operation of the station when due, the other station participants must make such payments on behalf of the defaulting party, in proportion to their ratable ownership interest in the station, for a period of up to six months. During this time the defaulting participant is entitled to its share of the power generated by the station. After the grace period, the defaulting participant must make its payments in arrears before it would be entitled to its continuing share of power.

     Southern California Edison Company (SCE) is a 48% owner of the station. In recent public disclosure documents, SCE has indicated that due to the high cost of wholesale power in California which to date it has not been able to recover from customers, it may no longer be able to continue to meet its financial obligations. SCE has made all of its payments for the station for periods through the end of the year 2000. However, it is uncertain whether SCE will be able to continue to make its payments during 2001. Based on the operating budget for the station for the year 2001, in the event that SCE were to fail to pay, TEP may be required to pay on SCE's behalf, for the power SCE receives, an average amount of $1 million per month for up to six months.

     As of the date of this filing, SCE has not defaulted on its payment obligations with respect to Four Corners. TEP is unable to predict whether TEP will be required to make any such payments in the future.

     Environmental Regulation

     The 1990 Federal Clean Air Act Amendments require reductions of sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions in two phases, more complex facility permits and other requirements. TEP is subject only to Phase II of the SO2 and NOx emission reductions which was effective January 1, 2000. All of TEP's generating facilities (except existing internal combustion turbines) are affected. TEP spent approximately $1 million in each of 2000, 1999 and 1998 and expects to spend approximately $2 million annually in 2001 and 2002 complying with these requirements.

     In 1993, TEP's generating units affected by Phase II were allocated SO2 Emission Allowances based on past operational history. Beginning in the year 2000, Phase II generating units were required to hold Emission Allowances equal to the level of emissions in the compliance year or pay penalties and offset excess emissions in future years. TEP had sufficient Emission Allowances to comply with the Phase II SO2 regulations for compliance year 2000. However, due to increased energy output, TEP may have to purchase additional Emission Allowances for future compliance years. Based on current estimates of additional required Emission Allowances and market prices, TEP believes that purchases of Emission Allowances will not have a material effect on TEP.

     TEP may incur additional costs to comply with recent and future changes in federal and state environmental laws, regulations and permit requirements at existing electric generating facilities. Compliance with these changes may result in a reduction in operating efficiency.

     The EPA has recently recommended that coal and oil fired electric utility steam generating units be regulated with respect to hazardous air pollutants including mercury. Rules relating to this recommendation are to be promulgated by 2004. We cannot predict the impact of these regulations on TEP.

  MILLENNIUM COMMITMENTS

     See Note 4 for a description of Millennium's commitments.

  TEP CONTINGENCIES

     Income Tax Assessments

     In 2000 we received an IRS income tax assessment related to tax years 1994, 1995, and 1996. After reviewing the impact of these items on our accrued tax liabilities and the potential for assessments related to later tax years, we reversed $1 million of the deferred tax valuation allowance in 2000. The $1 million reduction in the valuation allowance is presented in Note 12. Because of the appropriate valuation allowance amounts recorded, we do not expect the assessment to have a material adverse impact on the financial statements.

  RESOLUTION OF TEP CONTINGENCIES

     Income Tax Assessments

     In February 1998, the IRS issued an income tax assessment for the 1992 and 1993 tax years. The IRS challenged our treatment of various items relating to a 1992 financial restructuring, including the amount of NOL and ITC generated before December 1991 that may be used to reduce taxes in future periods. In 2000 we settled the 1992 and 1993 audits. After reviewing the impact of these items on our accrued tax liabilities and the potential for assessments related to later tax years, we reversed $7 million of the deferred tax valuation allowance in 2000. The $7 million reduction in the valuation allowance is presented in Note 12.

     ACC Order on the Sierrita Contract

     On May 14, 1999, TEP filed a complaint with the ACC against Cyprus Sierrita Corporation (now known as Phelps Dodge Sierrita, Inc.) (Sierrita) over energy costs that TEP charged to Sierrita under an ACC-approved contract. Sierrita disputed these charges. The dispute concerned the proper method of calculating energy charges under the contract. In March 2000, the ACC ruled in favor of TEP and ordered Sierrita to pay a significant portion of the disputed charges from May 14, 1999 forward. Sierrita appealed the ACC's order. TEP reversed a $3 million reserve in September 2000 resulting in $3 million of revenue, because TEP believed it was probable that TEP will prevail in the matters before the Court of Appeals. The $3 million reserve related to disputed charges for the period of May 17, 1999 through September 30, 2000.
On November 20, 2000, TEP and Sierrita entered into an amendment to their contract, which was subsequently approved by the ACC on December 12, 2000. As a result, Sierrita has dismissed its appeals.

     Arizona Sales Tax Assessments

     From 1990 to 1999 TEP contested certain sales tax assessments received from the Arizona Department of Revenue (ADOR). The sales tax assessments related to gross income recognized by a former TEP subsidiary from November 1985 through May 1999, as well a component of rents that we paid on our capital leases from August 1988 to June 1997.

     In August 1999, a settlement was reached with the ADOR to settle these issues for $48 million. The settlement agreement became effective in November 1999 when the lessors and their trustees agreed to the settlement. TEP previously paid $25 million of the settlement amount in order to file an appeal in the Arizona courts. Under the terms of the agreement, the remaining $23 million was deposited into an escrow account and the funds were released to the ADOR in five equal installments during 1999 and 2000. The settlement did not result in additional sales tax expense because we had previously recorded an expense for the settlement amount.


NOTE 11.  WHOLESALE ACCOUNTS RECEIVABLE AND ALLOWANCES
------------------------------------------------------

     Market prices for wholesale power were significantly higher during 2000 than in 1999 and 1998 due to a shortage of generation and the rising price of natural gas. Due to the escalating prices, two utilities in California have indicated in public disclosure documents that they may not be able to pay for all the power they consumed late in 2000. In fact, some amounts due to the California Power Exchange (CPX) and the California Independent System Operator
(CISO) for power consumed in October, November and December 2000 have not yet been paid to the CPX or CISO. During 2000, TEP did not sell power directly to either of the utilities publicly indicating that they may not be able to pay their bills as they come due, but TEP did sell approximately $58 million of power to the CPX and the CISO.

     The CPX has withheld some amounts due to parties that sold power to the CPX and CISO including TEP. In addition, under default provisions contained in the CPX tariffs, the CPX has allocated the defaults of CPX participants to remaining participants based upon the level of trading activity of each participant during the preceding three-month period. Not only have initial defaults of a CPX debtor been charged back, but defaults by other participants on chargebacks have also been charged back. TEP has not collected the full amount due for sales to the CPX and CISO in the fourth quarter of 2000 and TEP has been assessed amounts due as charge backs. A number of CPX participants filed suit against the CPX in February 2001, and a preliminary injunction was implemented that precludes the CPX from issuing any more invoices for chargebacks, attempting to collect on chargebacks or exercising against collateral, until the matter has been resolved by the courts or the FERC. All parties including the CPX have agreed to refrain from taking any further actions pending a determination of the issue by the FERC.

     Also during 2000, the FERC established certain soft caps on prices for power sold at the CPX. The caps did not have a significant impact on sales to the CPX during the first three quarters of 2000. However, during the fourth quarter of 2000, prices for power in the day-ahead and real-time markets frequently exceeded the caps established by FERC. To date, no sales have been rescinded due to a price in excess of the cap, but the FERC and other parties in California have indicated an intent to seek return of revenues earned by wholesale power suppliers which they determine to be "unlawful profits." The determination of what would constitute "unlawful profits" is unclear at the present time. In January 2001, the cities of San Francisco and San Diego publicly disclosed that they had filed suit against several large generators seeking return of what may be determined to be excessive profits.

     TEP has not been named in any suits; TEP sales to the CPX were insignificant as a percent of total sales to the CPX. Substantially all of the sales TEP made to the CPX in 2000 were at prices at or below the soft caps imposed by FERC. TEP believes that it has minimal, if any, exposure for any return of revenues earned in excess of the caps.

     We considered the potential non-payment for certain amounts due to TEP but not yet paid, the chargeback billings to TEP and the potential implication of the soft caps if they were extended retroactively to the CPX and CISO markets when we calculated our allowances for doubtful accounts and potential refunds for wholesale transactions for 2000. We recorded allowances amounting to approximately $9 million in 2000. We recorded no such allowances during 1999 or 1998.


NOTE 12.  INCOME TAXES
----------------------

Deferred tax assets (liabilities) consist of the following:

                                     UniSource Energy               TEP
                                    ------------------        ---------------
                                       December 31,            December 31,
                                      2000      1999           2000     1999
------------------------------------------------------------------------------
                                             - Millions of Dollars -
Gross Deferred Income Tax Liabilities:
  Electric Plant - Net               $(412)     $(397)       $(412)     $(397)
  Income Taxes Recoverable Through
    Future Revenues Regulatory Asset   (29)       (32)         (29)       (32)
  Transition Recovery Asset           (141)      (120)        (141)      (120)
  Other                                (53)       (52)         (26)       (28)
------------------------------------------------------------------------------
  Gross Deferred Income Tax Liability (635)      (601)        (608)      (577)
------------------------------------------------------------------------------
Gross Deferred Income Tax Assets:
  Capital Lease Obligations            351        355          351        355
  Net Operating Loss Carryforwards      98        101           91        101
  Investment Tax Credit Carryforwards   20         19           20         19
  Alternative Minimum Tax (AMT)         46         52           33         38
  Other                                104         74           87         67
------------------------------------------------------------------------------
   Gross Deferred Income Tax Asset     619        601          582        580
   Deferred Tax Assets Valuation
    Allowance                          (17)       (25)         (17)       (25)
------------------------------------------------------------------------------
   Net Deferred Income Tax Liability $ (33)     $ (25)       $ (43)     $ (22)
==============================================================================

     The net deferred income tax liability is included in the balance sheets following accounts:

                                     UniSource Energy               TEP
                                    ------------------        ---------------
                                       December 31,            December 31,
                                      2000      1999          2000      1999
-----------------------------------------------------------------------------
                                             - Millions of Dollars -

  Deferred Income Taxes-Current      $  18    $  17          $  11     $  17
  Deferred Income Taxes-Noncurrent     (51)     (42)           (54)      (39)
-----------------------------------------------------------------------------
  Net Deferred Income Tax Liability  $ (33)   $ (25)         $ (43)    $ (22)
=============================================================================

     We record a Deferred Tax Assets Valuation Allowance for the amount of Deferred Tax Assets that we do not believe we can use to reduce income taxes on a future tax return. The $8 million decrease in the Deferred Tax Assets Valuation Allowance in 2000 consists of adjustments to the tax reserve attributable to the improved likelihood of favorable resolution of tax items. This tax benefit is included in Income Taxes in Operating Expenses.

     In 1999, the Deferred Tax Assets Valuation Allowance decreased $32 million due primarily to recognized ITC Carryforward included in Extraordinary
Income and a reversal of a tax reserve.   In 1998, the Deferred Tax Assets
Valuation Allowance decreased $11 million due primarily to the use of capital loss and ITC carryforwards.

      Income tax expense (benefit) included in the income statements consists of the following:

                                  UniSource Energy                TEP
                             ----------------------        -----------------
                                       Years Ended December 31,
                               2000    1999    1998    2000    1999    1998
----------------------------------------------------------------------------
                                               - Millions of Dollars -
Operating Expenses:
  Deferred Tax Expense
   Federal                     $ 18    $ 18    $ 19    $ 23    $ 20    $ 22
   State                          3       4      (5)      4       5      (4)
----------------------------------------------------------------------------
    Total                        21      22      14      27      25      18
  Reduction in Valuation
   Allowance - Benefit           (8)     (7)      -      (8)     (7)      -
----------------------------------------------------------------------------
Total Expense Included in
  Operating Expenses             13      15      14      19      18      18
----------------------------------------------------------------------------
Other Income (Deductions):
  Deferred Tax Expense
    Federal                       2      16       -       6       7       2
    State                         -       4       1       2       1       2
----------------------------------------------------------------------------
      Total                       2      20       1       8       8       4
----------------------------------------------------------------------------
  Reduction in Valuation
   Allowance-Benefit              -      (2)      -       -      (2)      -
  Investment Tax Credit
   Amortization                   -      (2)     (5)      -      (2)     (5)
----------------------------------------------------------------------------
  Total Expense (Benefit)
   Included in Other Income
    (Deductions)                  2      16      (4)      8       4      (1)
----------------------------------------------------------------------------
  Total Federal and State
   Income Tax Expense Before
   Extraordinary Item            15      31      10      27      22      17
----------------------------------------------------------------------------

Extraordinary Income:
 Deferred Tax Benefit
  Federal                         -     (5)       -       -      (5)      -
  State                           -     (1)       -       -      (1)      -
 Reduction in Valuation
  Allowance - ITC Carryforward
   Benefit                        -    (23)       -       -     (23)      -
 Benefit from Recognition of
  Deferred ITC                    -     (8)       -       -      (8)      -
----------------------------------------------------------------------------
Total Benefit Included in
 Extraordinary Income             -    (37)       -       -     (37)      -
----------------------------------------------------------------------------
Total Federal and State Income
  Tax Expense (Benefit)
   Including Extraordinary
    Income                     $ 15   $ (6)   $  10  $   27   $ (15)  $  17
============================================================================

     The differences between the income tax expense and the amount obtained by multiplying pre-tax income by the U.S. statutory federal income tax rate of 35% are as follows:

                                UniSource Energy                  TEP
                             ----------------------        ----------------
                                        Years Ended December 31,
                               2000    1999    1998    2000    1999    1998
---------------------------------------------------------------------------
                                               - Millions of Dollars -
Federal Income Tax Expense
 at Statutory Rate           $ 20     $ 31    $ 13     $ 27    $ 25  $  21
  State Income Tax Expense,
   Net of Federal Deduction     3        4       2        4       3      3
  Depreciation Differences
   (Flow Through Basis)         5        5       4        5       5      4
  Investment Tax Credit
   Amortization                 -       (2)     (5)       -      (2)    (5)
  Reduction in Valuation
   Allowance - Benefit         (8)      (9)      -       (8)     (9)     -
  Capital Loss Carryforwards    -        -      (4)       -       -     (4)
  Foreign Operations of
   Millennium Energy
    Businesses                 (3)       3       2        -       -      -
  Other                        (2)      (1)     (2)      (1)      -     (2)
---------------------------------------------------------------------------
Total Federal and State Income
  Tax Expense Before
   Extraordinary Item        $ 15     $ 31    $ 10     $ 27    $ 22  $  17
===========================================================================

     At December 31, 2000, UniSource Energy and TEP had, for federal income tax purposes:

 - $302 million of NOL carryforwards expiring in 2006 through 2009;
 - $20 million of unused ITC expiring in 2002 through 2005;
 - $46 million of AMT credit which will carry forward to future years.

     Due to the financial restructuring, a change in TEP's ownership occurred for tax purposes in December 1991. This change limits our use of the NOL and ITC generated before 1992 under the tax code. At December 31, 2000, we had approximately $124 million of NOL and $20 million of ITC subject to the pre-1992 limitation and $178 million of NOL not subject to the limitation. Because of the appropriate valuation allowance amounts recorded, we do not expect these annual limitations to have a material adverse impact on the financial statements.


NOTE 13.  EMPLOYEE BENEFITS PLANS
---------------------------------

  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

     TEP maintains noncontributory, defined benefit pension plans for all regular employees. Benefits are based on years of service and the employee's average compensation. TEP makes annual contributions to the plans sufficient to meet the minimum funding requirements set forth by the Employee Retirement Income Security Act of 1974, plus such additional tax deductible amounts as may be advisable. TEP provides supplemental retirement benefits to employees whose benefits are limited by IRS benefit or compensation limitations.

     TEP also provides health care and life insurance benefits for retirees. All regular employees may become eligible for these benefits if they reach retirement age while working for TEP. The ACC allows TEP to recover through rates postretirement costs only as benefit payments are made to or on behalf of retirees. The postretirement benefits are currently funded entirely on a pay-as-you-go basis. Under current accounting guidance, TEP cannot record a regulatory asset for the excess of expense calculated per Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, over actual benefit payments.

     The actuarial present values of the benefit obligations are measured at October 1 for our pension plans and December 31 for our other postretirement benefit plan. The change in benefit obligation and plan assets and reconciliation of the funded status are as follows:

                                                        Other Postretirement
                                   Pension Benefits            Benefits
                                   ----------------      --------------------
                                    2000       1999         2000        1999
-----------------------------------------------------------------------------
                                          - Millions of Dollars -
Change in Benefit Obligation
  Benefit Obligation at
   Beginning of Year               $  89      $ 105        $  34       $  34
  Actuarial (Gain) Loss                -        (23)          27          (2)
  Interest Cost                        7          7            3           2
  Service Cost                         4          5            2           1
  Benefits Paid                       (5)        (5)          (2)         (1)
  Plan Change                          7          -            -           -
                                    -----------------------------------------
    Benefit Obligation at
     End of Year                     102         89           64          34
                                    -----------------------------------------
Change in Plan Assets
  Fair Value of Plan Assets
   at Beginning of Year              112         87            -           -
  Actual Return on Plan Assets        27         22            -           -
  Benefits Paid                       (5)        (5)          (2)         (1)
  Employer Contributions               3          8            2           1
                                    -----------------------------------------
  Fair Value of Plan Assets
    at End of Year                   137        112            -           -
                                    -----------------------------------------

Reconciliation of Funded Status
 to Balance Sheet
  Funded Status (Difference
   between Benefit Obligation
    and Fair Value of Plan Assets)    35         23          (64)        (34)
  Unrecognized Net (Gain) Loss       (37)       (21)          27           1
  Unrecognized Prior Service Cost     18         12            -           -
  Unrecognized Transition (Asset)
    Obligation                         -          -           10          11
                                 --------------------------------------------
    Net Amount Recognized in
     the Balance Sheets            $  16       $ 14        $ (27)      $ (22)
                                 ============================================
Amounts Recognized in the
 Balance Sheets Consist of:
  Prepaid Pension Costs Included
   in Other Assets                 $  18       $ 16        $   -       $   -
  Accrued Benefit Liability
   Included in Other Liabilities      (2)        (2)         (27)        (22)
                                 --------------------------------------------
    Net Amount Recognized          $  16       $ 14        $ (27)     $  (22)
                                 ============================================

Benefit Obligation and Fair Value of Plan Assets
 for Plans with Benefit Obligations in Excess of
  Plan Assets:
   Benefit Obligation at
    End of Year                    $   6       $  5         $ 64        $ 34
   Fair Value of Plan
    Assets at End of Year          $   -       $  -         $  -        $  -
-----------------------------------------------------------------------------

     We recorded a transition asset or obligation when we adopted accounting standards requiring recognition of pension and other postretirement benefit obligations and costs in the financial statements. The transition asset or obligation equaled the difference between the fair value of plan assets and the accumulated benefit obligation. The transition asset on the pension plans is being amortized over 15 years. The transition obligation on the postretirement benefit plan is being amortized over 20 years.

     The components of net periodic benefit costs are as follows:

    Pension Benefits

                                                 Years Ended December 31,
                                                  2000     1999     1998
--------------------------------------------------------------------------
                                                 - Millions of Dollars -
Components of Net Pension Cost
  Service Cost of Benefits Earned During Period     $ 4     $ 5      $ 4
  Interest Cost on Projected Pension
   Benefit Obligation                                 7       7        6
  Expected Return on Plan Assets                    (11)     (9)      (8)
  Amortization of Unrecognized Prior Service Cost    (1)      1        1
  Recognized Actuarial (Gain) Loss                    -       1        -
  Transition Asset Recognition                        2       -        -
--------------------------------------------------------------------------
     Net Periodic Pension Cost                      $ 1     $ 5      $ 3
==========================================================================

Actuarial Assumptions:                               2000    1999    1998
--------------------------------------------------------------------------
  Discount Rate - Funding Status                     7.8%    7.8%    6.5%
  Average Compensation Increase                      4.0     4.0     4.0
  Expected Long-Term Rate of Return on Plan Assets   9.0     9.0     9.0
--------------------------------------------------------------------------


    Other Postretirement Benefits

                                                 Years Ended December 31,
                                                  2000     1999     1998
--------------------------------------------------------------------------
                                                 - Millions of Dollars -
Components of Net Postretirement Benefit Cost
  Service Cost of Benefits Earned During Period     $  1     $  1    $  1
  Interest Cost on Projected Benefit Obligation        3        2       2
  Amortization of Unrecognized Transition
   Obligation                                          1        1       1
  Recognized Actuarial (Gain) Loss                     1        -       -
--------------------------------------------------------------------------
     Net Periodic Postretirement Benefit Cost       $  6     $  4    $  4
==========================================================================

     The accumulated postretirement benefit obligation was determined using a 7.5% and 7.75% discount rate for 2000 and 1999, respectively. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. The health care cost trend rates were assumed to be 8.0% for 2001, 7.5% in 2002, 7.0% in 2003 gradually declining to 5.0% in 2007 and thereafter. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the December 31, 2000 amounts:

                                         One-Percentage-     One-Percentage-
                                         Point Increase      Point Decrease
     -----------------------------------------------------------------------
                                               - Millions of Dollars -
     Effect on Total of Service and
       Interest Cost Components              $  1                 $ (1)
     Effect on Postretirement Benefit
       Obligation                            $ 11                 $ (6)
     -----------------------------------------------------------------------

  DEFINED CONTRIBUTION PLANS

     All regular employees may contribute up to 15 percent of their pre-tax compensation, subject to certain limitations, in TEP's voluntary, defined contribution 401(k) plans. TEP contributes cash to the account of each participant based on each participant's contributions not exceeding 4.5% of the participant's compensation. Participants direct the investment of contributions to certain funds in their account. TEP incurred approximately $3 million in expense related to these plans in 2000 and $2 million annually in 1999 and 1998.

STOCK OPTION PLANS

     On May 20, 1994, the Shareholders approved two stock option plans, the 1994 Outside Director Stock Option Plan (1994 Directors' Plan) and the 1994 Omnibus Stock and Incentive Plan (1994 Omnibus Plan).

     The 1994 Directors' Plan provided for the annual grant of 1,200 non-qualified stock options to each eligible director at an exercise price equal to the market price of the common stock at the grant date, beginning January 3, 1995. These options vest over three years, become exercisable in one-third increments on each anniversary date of the grant and expire on the tenth anniversary. In December 1998, the Board of Directors approved an increase in the annual grant of non-qualified stock options to 2,000 beginning January 1999.

     The 1994 Omnibus Plan allows the Compensation Committee, a committee of non-employee directors, to grant the following types of awards to each eligible employee: stock options; stock appreciation rights; restricted stock; performance units; performance shares; and dividend equivalents. The total number of shares of UniSource Energy Common Stock that may be awarded under the Omnibus Plan cannot exceed 4.1 million.

     The Compensation Committee granted stock options to key employees during 2000, 1999, and 1998 and to most employees in 1999. These stock options were granted at exercise prices equal to the market price of the common stock at the grant date. These options vest over three years, become exercisable in one-third increments on each anniversary date of the grant and expire on the tenth anniversary.

     A summary of the activity of the 1994 Directors' Plan and 1994 Omnibus Plan is as follows:

                          2000              1999              1998
-------------------------------------------------------------------------
                             Weighted          Weighted          Weighted
                             Average           Average           Average
                             Exercise          Exercise          Exercise
                     Shares   Price    Shares   Price    Shares   Price
-------------------------------------------------------------------------
Options Outstanding,
 Beginning of Year 1,390,033  $14.01   888,459  $15.37   800,541  $15.17
  Granted            601,000  $15.14   626,243  $12.31   222,446  $15.69
  Exercised           (7,749) $12.88         -       -   (74,177) $14.79
  Forfeited          (65,207) $14.10  (124,669) $15.18   (60,351) $14.66
                    ---------          --------          --------
Options Outstanding,
 End of Year       1,918,077  $14.36 1,390,033  $14.01   888,459  $15.37
                   =========           ========          ========
Options Exercisable,
 End of Year         856,656  $14.67   610,095  $15.35   549,254  $15.55

Option Price Range of Options Outstanding at December 31, 2000:  $11.00
 to $18.13

Weighted Average Remaining Contractual Life at December 31, 2000:  7.46
-------------------------------------------------------------------------

     We apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for our stock option plans. Accordingly, we have not recognized any compensation cost for the plans during 1998 through 2000. We have also adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). Had our compensation costs for the stock option plans been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of FAS 123, net income and net income per average share would have been reduced to the pro forma amounts indicated below:


                                                Years Ended December 31,
                                               2000       1999       1998
                                           ------------------------------
                                                 - Thousands of Dollars -
                                                  (except per share data)
Net Income - As Reported                      $41,891    $79,107    $28,032
             Pro Forma                        $41,097    $78,621    $27,724

Basic Earnings Per Share - As Reported          $1.29      $2.45      $0.87
                           Pro Forma            $1.27      $2.43      $0.86

Diluted Earnings Per Share - As Reported        $1.27      $2.43      $0.87
                             Pro Forma          $1.25      $2.41      $0.86

     The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                      2000        1999      1998
     --------------------------------------------------------------
     Expected life (years)               5           5          4
     Interest rate                    6.10%       5.65%      5.41%
     Volatility                      23.04%      22.91%     23.59%
     Dividend yield                   2.14%       0.69%       None


NOTE 14.  UNISOURCE ENERGY EARNINGS PER SHARE (EPS)
---------------------------------------------------

     Basic EPS is computed by dividing net income before the extraordinary item by the weighted average number of common shares outstanding during the period. Diluted EPS assumes that proceeds from the hypothetical exercise of stock options and other stock-based awards are used to repurchase outstanding shares of stock at the average fair market price during the reporting period. The following table shows the amounts used in computing earnings per share and the effects of potential dilutive common stock on the weighted average number of shares.






















                                                  Years Ended December 31,
                                              2000         1999        1998
         ---------------------------------------------------------------------
                                                   -Thousands of Dollars-
        Basic Earnings Per Share:                  (except per share data)
        Numerator: Income Before
         Extraordinary Item                  $41,891      $56,510     $28,032
        Denominator:
          Average Shares of Common Stock-
           Outstanding                        32,445       32,321      32,177
        ----------------------------------------------------------------------
        Basic Earnings Per Share Before
         Extraordinary Item                  $  1.29      $  1.75     $  0.87
        ======================================================================

        Diluted Earnings Per Share:
        Numerator: Income Before
         Extraordinary Item                  $41,891      $56,510     $28,032
        Denominator:
          Average Shares of Common Stock-
           Outstanding                        32,445       32,321      32,177
          Effect of Dilutive Securities:
            Warrants                               -            -          79
            Options and Stock Issuable Under
             Employee Benefit Plans              434          257          90
------------------------------------------------------------------------------
           Total Shares                       32,879       32,578      32,346
------------------------------------------------------------------------------
        Diluted Earnings Per Share Before
         Extraordinary Item                 $   1.27      $  1.74     $  0.87
==============================================================================

     Options to purchase 734,000 shares of common stock at $11.00 to $18.13 per share were outstanding at the end of the year 2000 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

     At December 31, 2000, UniSource Energy had no outstanding warrants. There were 4.6 million warrants outstanding that were exercisable into TEP common stock. See Note 15. However, the dilutive effect is the same as it would be if the warrants were exercisable into UniSource Energy Common Stock.


NOTE 15.  WARRANTS
------------------

  UniSource Energy

     In December 2000, 791,966 UniSource Energy Warrants, that were scheduled to expire on December 15, 2000, were exercised resulting in a $13 million increase in common stock equity. The remaining 700,445 warrants expired. The exercised warrants allowed the holder to purchase one share of UniSource Energy Common Stock for $16.00. As a result, 791,966 shares of stock were issued. At December 31, 2000, UniSource Energy had no outstanding warrants.

  TEP

     At December 31, 2000, 4.6 million of TEP Warrants, which expire on December 15, 2002, were outstanding. The TEP Warrants entitle the holder of five warrants to purchase one share of TEP common stock for $16.00. If all TEP Warrants were exercised, approximately 900,000 additional shares of TEP common stock would be issued. The TEP common stock that would be issued upon the exercise of TEP warrants cannot be converted into UniSource Energy Common Stock. UniSource Energy holds the common stock of TEP and TEP common stock is not publicly traded.


NOTE 16.  UNISOURCE ENERGY SHAREHOLDER RIGHTS PLAN
--------------------------------------------------

     In March 1999, UniSource Energy adopted a Shareholder Rights Plan. As of April 1, 1999, each Common Stock shareholder receives one Right for each share held. Each Right initially allows shareholders to purchase UniSource Energy's Series X Preferred Stock at a specified purchase price. However, the Rights are exercisable only if a person or group (the "acquirer") acquires or commences a tender offer to acquire 15% or more of UniSource Energy Common Stock. Each Right would entitle the holder (except the acquirer) to purchase a number of shares of UniSource Energy Common or Preferred Stock (or, in the case of a merger of UniSource Energy into another person or group, common stock of the acquiring person) having a fair market value equal to twice the specified purchase price. At any time until any person or group has acquired 15% or more of the Common Stock, UniSource Energy may redeem the Rights at a redemption price of $0.001 per Right. The Rights trade automatically with the Common Stock when it is bought and sold. The Rights expire on March 31, 2009.


NOTE 17.  SUPPLEMENTAL CASH FLOW INFORMATION
---------------------------------------------

     We define Cash and Cash Equivalents as cash (unrestricted demand deposits) and all highly liquid investments purchased with a maturity of three months or less. A reconciliation of net income to net cash flows from operating activities follows:

                                                    UniSource Energy
                                           ----------------------------------
                                                Years Ended December 31,
                                              2000        1999        1998
-----------------------------------------------------------------------------
                                                - Thousands of Dollars -

Net Income                                  $ 41,891    $ 79,107    $ 28,032
Adjustments to Reconcile Net Income
 to Net Cash Flows
  Extraordinary Income - Net of Tax                -     (22,597)          -
  Depreciation and Amortization Expense      114,038      92,740      90,447
  Coal Contract Amendment Fee                 13,231           -           -
  Deferred Income Taxes and Investment
   Tax Credit                                 13,905      12,407         966
  Lease Payments Deferred                          -      28,318      32,624
  Regulatory Amortization, Net of Related
   Interest Imputed on Losses Recorded at
    Present Value                             17,008       2,302       3,657
  Amortization of Deferred Debt-Related Costs
   included in Interest Expense                3,167       5,091       3,235
  Deferred Contract Termination Fee                -       3,205      (6,154)
  Unremitted Losses of
   Unconsolidated Subsidiaries                 4,206       3,370       5,678
  Emission Allowances                              -     (12,926)     11,368
  Gain on Sale of NewEnergy                        -     (34,651)          -
  Other                                        4,878       4,018          14
  Changes in Assets and Liabilities which
   Provided (Used) Cash Exclusive of
   Changes Shown Separately
    Accounts Receivable                      (47,816)      2,989        (222)
    Tax Settlement Deposit                         -     (22,403)          -
    Materials and Fuel                        (2,280)     (5,579)     (2,223)
    Accounts Payable                          37,655          36      (1,950)
    Taxes Accrued                              4,908        (929)      2,770
    Other Current Assets and Liabilities      13,002      (8,937)      5,660
    Other Assets and Liabilities              (2,759)    (12,333)    (12,969)
-----------------------------------------------------------------------------
Net Cash Flows - Operating Activities       $215,034    $113,228    $160,933
=============================================================================


                                                           TEP
                                           ----------------------------------
                                                Years Ended December 31,
                                              2000        1999        1998
-----------------------------------------------------------------------------
                                                - Thousands of Dollars -

Net Income                                  $ 51,169    $ 73,475    $ 41,676
Adjustments to Reconcile Net Income
 to Net Cash Flows
  Extraordinary Income - Net of Tax                -     (22,597)          -
  Depreciation and Amortization Expense      113,507      92,583      90,358
  Coal Contract Amendment Fee                 13,231           -           -
  Deferred Income Taxes and Investment
   Tax Credit                                 27,633         277       6,910
  Lease Payments Deferred                          -      28,318      32,624
  Regulatory Amortization, Net of Related
   Interest Imputed on Losses Recorded at
    Present Value                             17,008       2,302       3,657
  Amortization of Deferred Debt-Related Costs
   included in Interest Expense                3,167       5,091       3,235
  Deferred Contract Termination Fee                -       3,205      (6,154)
  Unremitted (Earnings) Losses of
   Unconsolidated Subsidiaries                 2,414        (471)     (1,017)
  Emission Allowances                              -     (12,926)     11,368
  Interest Accrued on Note Receivable from
   UniSource Energy                                -       9,329      (9,329)
  Other                                          157       9,035       3,243
  Changes in Assets and Liabilities which
   Provided (Used) Cash Exclusive of
   Changes Shown Separately
    Accounts Receivable                      (46,648)      4,338        (604)
    Tax Settlement Deposit                         -     (22,403)          -
    Materials and Fuel                        (1,812)     (5,540)     (2,218)
    Accounts Payable                          36,981          (2)      2,342
    Taxes Accrued                              7,218      (4,491)      2,717
    Other Current Assets and Liabilities       3,180      (9,164)      9,068
    Other Assets and Liabilities               6,985     (10,402)     (7,389)
-----------------------------------------------------------------------------
Net Cash Flows - Operating Activities       $234,190    $139,957    $180,487
=============================================================================

     Non-cash investing and financing activities of UniSource Energy and TEP that affected recognized assets and liabilities but did not result in cash receipts or payments were as follows:
                                                 Years Ended December 31,
                                               2000        1999        1998
------------------------------------------------------------------------------
                                                 - Thousands of Dollars -
Capital Lease Obligations*                    $ 1,031    $ 38,747   $ 13,613
Capital Lease Asset*                                -      26,019          -
Proceeds from the Issuance of Long-Term Debt*       -           -    290,699
Payments to Retire Long-Term Debt*                  -           -   (286,878)
Minimum Pension Liability*                          -     (10,036)    10,036
Notes Receivable received from the sale of
 NewEnergy                                          -      22,800          -
AES Stock received from the sale of NewEnergy       -      27,203          -
NewEnergy Investment                                -     (15,351)         -

* These items were reflected on TEP's financial statements.

     The non-cash change in capital lease obligations represents interest accrued for accounting purposes in excess of interest payments in 2000, 1999, and 1998 as well as a $26 million increase in the capital lease obligation and asset resulting from the Springerville Common Facilities Lease refinancing which occurred in 1999. See Note 7.

     When issuing new bonds and redeeming outstanding bonds, a trustee may hold the proceeds from our issuance of new long-term debt and use the proceeds to redeem previously outstanding long-term debt. When this occurs, the Proceeds from the Issuance of Long-Term Debt and the related Payments to Retire Long-Term Debt are not reported in our cash flow statements because these transactions did not affect our cash balances.

     Non-cash consideration received upon the sale of NewEnergy in 1999 included two NewEnergy promissory notes, as well as AES common stock. Concurrent with the receipt of these notes and stock, we removed the NewEnergy investment from our balance sheet and recorded a gain on the sale. See Note 4.


NOTE 18.  QUARTERLY FINANCIAL DATA (UNAUDITED)
----------------------------------------------

                                                 UniSource Energy
                                     ---------------------------------------
                                       First    Second     Third    Fourth
----------------------------------------------------------------------------
                                             - Thousands of Dollars -
                                              (except per share data)
2000
Operating Revenues                   $177,479  $236,475  $342,217  $277,498
Operating Income                       38,055    51,087    55,293    52,968
Net Income                                242    10,659    17,239    13,751
Basic Earnings Per Share                 0.01      0.33      0.53      0.42
Diluted Earnings Per Share               0.01      0.32      0.52      0.42
----------------------------------------------------------------------------
1999
Operating Revenues                   $162,136  $193,572  $267,624  $191,496
Operating Income                       21,678    32,521    55,171    44,224
Income (Loss) Before Extraordinary
 Item                                  (5,528)    3,708    51,669     6,661
Extraordinary Income - Net of Tax           -         -         -    22,597
Income (Loss) After Extraordinary
 Item                                  (5,528)    3,708    51,669    29,258
Basic Earnings Per Share:
-------------------------
 Income (Loss) Before
  Extraordinary Item                    (0.17)     0.11      1.60      0.21
 Extraordinary Income - Net of Tax          -         -         -      0.70
 Income (Loss) After Extraordinary
  Item                                  (0.17)     0.11      1.60      0.90






                                               UniSource Energy
                                     ---------------------------------------
                                       First    Second     Third    Fourth
----------------------------------------------------------------------------
                                             - Thousands of Dollars -
                                              (except per share data)
1999
Diluted Earnings Per Share:
---------------------------
 Income (Loss) Before
  Extraordinary Item                    (0.17)     0.11      1.58      0.20
 Extraordinary Income - Net of Tax          -         -         -      0.69
 Income (Loss) After Extraordinary
  Item                                  (0.17)     0.11      1.58      0.89
----------------------------------------------------------------------------

                                                       TEP
                                     ---------------------------------------
                                      First    Second     Third    Fourth
----------------------------------------------------------------------------
2000
Operating Revenues                   $176,623  $235,570  $340,501  $275,674
Operating Income                       39,444    52,846    57,512    56,482
Interest Income - Note Receivable
 from UniSource Energy                  2,326     2,311     2,345     2,347
Net Income (Loss)                         (86)   13,387    19,835    18,033
----------------------------------------------------------------------------
1999
Operating Revenues                   $160,636  $189,983  $264,756  $188,708
Operating Income                       23,049    33,376    56,075    45,216
Interest Income - Note Receivable
 from UniSource Energy                  2,525     2,554     2,506     2,352
Income (Loss) Before Extraordinary
 Item                                  (1,320)    8,355    31,933    11,910
Extraordinary Income - Net of Tax           -         -         -    22,597
Net Income (Loss)                      (1,320)    8,355    31,933    34,507
----------------------------------------------------------------------------

DUE TO SEASONAL FLUCTUATIONS IN TEP'S SALES AND UNUSUAL ITEMS, THE QUARTERLY RESULTS ARE NOT INDICATIVE OF ANNUAL OPERATING RESULTS. THE PRINCIPAL UNUSUAL ITEMS FOR UNISOURCE ENERGY AND TEP INCLUDE:

  TEP

 - SECOND QUARTER 2000: TEP RECOGNIZED A $6 MILLION TAX BENEFIT DUE TO THE RESOLUTION OF VARIOUS TAX ITEMS. SEE NOTE 12.

 - THIRD QUARTER 2000: TEP RECORDED A ONE-TIME $13 MILLION PRE-TAX EXPENSE RELATED TO THE AMENDMENT OF THE SAN JUAN COAL SUPPLY CONTRACT IN THE THIRD QUARTER OF 2000. SEE NOTE 10.

 - FOURTH QUARTER 1999:
   - THE $23 MILLION OF EXTRAORDINARY INCOME RESULTED FROM DISCONTINUED APPLICATION OF FAS 71 TO THE GENERATION PORTION OF TEP'S BUSINESS. SEE NOTE 2.
   - TEP REVERSED $9 MILLION OF TAX RESERVES DUE TO IMPROVED LIKELIHOOD OF FAVORABLE RESOLUTION OF TAX ITEMS. SEE NOTE 12.

IN ADDITION TO THE UNUSUAL TEP ITEMS MENTIONED ABOVE, UNISOURCE ENERGY RESULTS
INCLUDE:

 - FIRST QUARTER 2000: NATIONS ENERGY RECORDED A PRE-TAX GAIN OF $3 MILLION FROM THE SALE OF ITS MINORITY INTEREST IN A POWER PROJECT LOCATED IN THE CZECH REPUBLIC. SEE NOTE 4.

 - THIRD QUARTER 1999: MEH SOLD NEWENERGY RESULTING IN A $35 MILLION PRE-TAX GAIN. SEE NOTE 4.

 - FOURTH QUARTER 1999: NATIONS ENERGY RECORDED A $3 MILLION DECREASE IN THE MARKET-VALUE OF ITS MINORITY INTEREST INVESTMENT IN A PROJECT IN PANAMA. SEE
NOTE 4.

EARNINGS PER SHARE IS COMPUTED INDEPENDENTLY FOR EACH OF THE QUARTERS PRESENTED. THEREFORE, THE SUM OF THE QUARTERLY EARNINGS PER SHARE DO NOT NECESSARILY EQUAL THE TOTAL FOR THE YEAR.

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

None.

                                     PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS
--------------------------------------------------------------------------------

 DIRECTORS
 ---------

      Certain of the individuals serving as Directors of UniSource Energy also serve as the Directors of TEP. Information concerning Directors will be contained under Election of Directors in UniSource Energy's Proxy Statement relating to the 2000 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2000, which information is incorporated herein by reference.

 EXECUTIVE OFFICERS--UNISOURCE ENERGY
 ------------------------------------

      Executive Officers of UniSource Energy who are elected annually by UniSource Energy's Board of Directors, are as follows:

                                                                     EXECUTIVE
                                                                      OFFICER
       NAME            AGE          POSITIONS HELD                     SINCE
       ----            ---          --------------                   ---------

JAMES S. PIGNATELLI    57       CHAIRMAN, PRESIDENT AND CHIEF           1998
                                     EXECUTIVE OFFICER

Mr. Pignatelli joined TEP as Senior Vice President in August 1994 and was Senior Vice President and Chief Operating Officer in 1996. He was named Senior Vice President and Chief Operating Officer of UniSource Energy in January 1998, and Executive Vice President and Chief Operating officer of TEP in March 1998. On June 23, 1998, Mr. Pignatelli was named Chairman, President and CEO of UniSource Energy and TEP. Prior to joinning TEP, he was President and Chief Executive Officer from 1988 to 1993 of Mission Energy Company, a subsidiary of SCE Corp.

MICHAEL J. DECONCINI   36       SENIOR VICE PRESIDENT, STRATEGIC        1999
                                    PLANNING AND INVESTMENTS

Mr. DeConcini joined TEP in 1988 and served in various positions in finance, strategic planning and wholesale marketing. He was Manager of TEP's Wholesale Marketing Department in 1994, adding Product Development and Business Development in 1997. In November 1998, he was elected Vice President of MEH, and elected Vice President, Strategic Planning of UniSource Energy in February 1999. He was named Senior Vice President, Strategic Planning and Investments of UniSource Energy in October 2000.

DENNIS R. NELSON       50       SENIOR VICE PRESIDENT,                  1998
                                 GOVERNMENTAL AFFAIRS

Mr. Nelson joined TEP as a staff attorney in 1976. He was manager of the Legal Department from 1985 to 1990. He was elected Vice President, General Counsel and Corporate Secretary of UniSource Energy in January 1998. Mr. Nelson was named Senior Vice President and General Counsel of TEP in November 1998. In December 1998 he was named Chief Operating Officer, Corporate Services of TEP. In October 2000 he was named Senior Vice President, Governmental Affairs of
UniSource Energy and Senior Vice President and Chief Operating Officer of the Energy Resources business unit of TEP.

KAREN G. KISSINGER    46        VICE PRESIDENT, CONTROLLER AND          1998
                                 PRINCIPAL ACCOUNTING OFFICER

Ms. Kissinger joined TEP as Vice President and Controller in January 1991. She was named Vice President, Controller and Principal Accounting Officer of UniSource Energy in January 1998. In November 1998, Ms. Kissinger was also named Chief Information Officer of TEP.

VINCENT NITIDO, JR.   45        VICE PRESIDENT, GENERAL COUNSEL AND     2000
                                       CORPORATE SECRETARY

Mr. Nitido joined TEP as a staff attorney in 1991. He was promoted to Manager of the Legal Department in 1994, and elected Vice President and Assistant General Counsel in 1998. In October 2000, he was elected Vice President, General Counsel of both UniSource Energy and TEP and Corporate Secretary of UniSource Energy.

 EXECUTIVE OFFICERS - TUCSON ELECTRIC POWER COMPANY
 -------------------------------------------------

     Executive Officers of TEP who are elected annually by TEP's Board of Directors are:

                                                                     EXECUTIVE
                                                                      OFFICER
       NAME            AGE          TITLE                              SINCE
      ------          -----        -------                          -----------

JAMES S. PIGNATELLI    57       CHAIRMAN, PRESIDENT AND CHIEF           1994
                                      EXECUTIVE OFFICER

   See description shown under UniSource Energy Corporation above.

STEVEN J. GLASER       43       SENIOR VICE PRESIDENT AND CHIEF         1994
                               OPERATING OFFICER, TRANSMISSION &
                                  DISTRIBUTION BUSINESS UNIT

Mr. Glaser joined TEP in 1990 as a Senior Attorney in charge of Regulatory Affairs. He was Manager of TEP's Legal department from 1992 to 1994, and Manager of Contracts and Wholesale Marketing from 1994 until elected Vice President, Business Development. In 1995, he was named Vice President, Wholesale/Retail Pricing and System Planning. He was named Vice President, Energy Services in 1996 and Vice President, Rates and Regulatory Support and Utility Distribution Company Energy Services in November 1998. In October 2000, he was named Senior Vice President and Chief Operating Officer of the Transmission and Distribution business unit.

DENNIS R. NELSON       50       SENIOR VICE PRESIDENT AND CHIEF         1991
                               OPERATING OFFICER, ENERGY RESOURCES
                                          BUSINESS UNIT

   See description shown under UniSource Energy Corporation above.

THOMAS A. DELAWDER     54       VICE PRESIDENT, ENERGY RESOURCES        1985
                                          BUSINESS UNIT

Mr. Delawder joined TEP in 1974 and thereafter served in various engineering and operations positions. In April 1985 he was named Manager, Systems Operations and was elected Vice President, Power Supply and System Control in November 1985. In February 1991, he became Vice President, Engineering and Power Supply and in January 1992 he became Vice President, System Operations. In 1994, he became Vice President of the Energy Resources business unit.

THOMAS N. HANSEN       50       VICE PRESIDENT / TECHNICAL SERVICES     1992
                                            ADVISOR

Mr. Hansen joined TEP in December 1992 as Vice President, Power Production. Prior to joining TEP, Mr. Hansen was Century Power Corporation's Vice President, Operations from 1989 and Plant Manager at Springerville from 1987 through 1988. In 1994, he was named Vice President / Technical Services Advisor.

KAREN G. KISSINGER     46       VICE PRESIDENT, CONTROLLER AND CHIEF    1991
                                        INFORMATION OFFICER

   See description shown under UniSource Energy Corporation above.

KEVIN P. LARSON        44       VICE PRESIDENT, CHIEF FINANCIAL         1994
                                    OFFICER AND TREASURER

   See description shown under UniSource Energy Corporation above.

VINCENT NITIDO, JR.    45       VICE PRESIDENT AND GENERAL COUNSEL      1998

   See description shown under UniSource Energy Corporation above.

JAMES PYERS            59       VICE PRESIDENT, UTILITY DISTRIBUTION    1998
                                     BUSINESS UNIT, OPERATIONS

Mr. Pyers joined TEP in 1974 as a Supervisor. Thereafter he held various supervisory positions and was promoted to Manager of Customer Service Operations in February 1998. Mr. Pyers was elected Vice President, Utility Distribution business unit, Operations in November 1998.

CATHERINE A. NICHOLS   42       CORPORATE SECRETARY                     1998

Ms. Nichols joined TEP as a staff attorney in 1989. She was promoted to Manager of the Legal Department and elected Corporate Secretary in 1998. She assumed the additional role of Manager of the Human Resources Department in 1999.


ITEM 11. - EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

       Information concerning Executive Compensation will be contained under Executive Compensation and Other Information in UniSource Energy's Proxy Statement relating to the 2000 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2000, which information is incorporated herein by reference.


ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

 GENERAL
 -------

      At February 13, 2001, UniSource Energy had outstanding 33,257,142 shares of Common Stock. As of February 13, 2001, the number of shares of Common Stock beneficially owned by all directors and officers of UniSource Energy as a group amounted to less than 1% of the outstanding Common Stock.

      At February 13, 2001, UniSource Energy owned all of the outstanding shares of common stock of TEP.

 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
 -----------------------------------------------

      Information concerning the security ownership of certain beneficial owners of UniSource Energy will be contained under Security Ownership of Certain Beneficial Owners in UniSource Energy's Proxy Statement relating to the 2000 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2000, which information is incorporated herein by reference.

 SECURITY OWNERSHIP OF MANAGEMENT
 --------------------------------

      Information concerning the security ownership of the Directors and Executive Officers of UniSource Energy and TEP will be contained under Security Ownership of Management in UniSource Energy's Proxy Statement relating to the 2000 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2000, which information is incorporated herein by reference.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

      None.


                                     PART IV

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----
(a)  1.   Consolidated Financial Statements as of
          December 31, 2000 and 1999 and for Each
          of the Three Years in the Period Ended
          December 31, 2000.

          UniSource Energy Corporation
          ----------------------------
          Report of Independent Accountants                                 47
          Consolidated Statements of Income                                 48
          Consolidated Statements of Cash Flows                             49
          Consolidated Balance Sheets                                       50
          Consolidated Statements of Capitalization                         51
          Consolidated Statements of Changes in Stockholders' Equity        52
          Notes to Consolidated Financial Statements                        58

          Tucson Electric Power Company
          -----------------------------
          Report of Independent Accountants                                 47
          Consolidated Statements of Income                                 53
          Consolidated Statements of Cash Flows                             54
          Consolidated Balance Sheets                                       55
          Consolidated Statements of Capitalization                         56
          Consolidated Statements of Changes in Stockholders' Equity        57
          Notes to Consolidated Financial Statements                        58

     2. Financial Statement Schedules are omitted because they are not applicable or not required.

     3.   Exhibits.

     Reference is made to the Exhibit Index commencing on page             103

(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     UNISOURCE ENERGY CORPORATION


Date:  March 1, 2001                By   /s/    Kevin P. Larson
                                     --------------------------------------
                                     Kevin P. Larson
                                     Vice President and Principal
                                     Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 1, 2001                 /s/    James S. Pignatelli*
                                     --------------------------------------
                                     James S. Pignatelli
                                     Chairman of the Board, President and
                                     Principal Executive Officer



Date:  March 1, 2001                 /s/    Kevin P. Larson
                                     --------------------------------------
                                     Kevin P. Larson
                                     Principal Financial Officer



Date:  March 1, 2001                 /s/    Karen G. Kissinger*
                                     --------------------------------------
                                     Karen G. Kissinger
                                     Principal Accounting Officer



Date:  March 1, 2001                 /s/    Ira R. Adler*
                                     --------------------------------------
                                     Ira R. Adler
                                     Director



Date:  March 1, 2001                 /s/    Lawrence J. Aldrich*
                                     --------------------------------------
                                     Lawrence J. Aldrich
                                     Director



Date:  March 1, 2001                 /s/    Larry W. Bickle*
                                     --------------------------------------
                                     Larry W. Bickle
                                     Director



Date:  March 1, 2001                 /s/    Elizabeth T.Bilby*
                                     --------------------------------------
                                     Elizabeth T. Bilby
                                     Director



Date:  March 1, 2001                 /s/    Harold W.Burlingame*
                                     --------------------------------------
                                     Harold W.Burlingame
                                     Director



Date:  March 1, 2001                 /s/    Jose L. Canchola*
                                     --------------------------------------
                                     Jose L. Canchola
                                     Director



Date:  March 1, 2001                 /s/    John L. Carter*
                                     --------------------------------------
                                     John L. Carter
                                     Director



Date:  March 1, 2001                 /s/    Daniel W. L. Fessler*
                                     --------------------------------------
                                     Daniel W. Fessler
                                     Director



Date:  March 1, 2001                 /s/    John A. Jeter*
                                     --------------------------------------
                                     John A. Jeter
                                     Director



Date:  March 1, 2001                 /s/    Martha R. Seger*
                                     --------------------------------------
                                     Martha R. Seger
                                     Director



Date:  March 1, 2001                 /s/    H. Wilson Sundt*
                                     --------------------------------------
                                     H. Wilson Sundt
                                     Director



Date:  March 1, 2001                By   /s/    Kevin P. Larson
                                     --------------------------------------
                                     Kevin P. Larson
                                     as attorney-in-fact for each
                                     of the persons indicated

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TUCSON ELECTRIC POWER COMPANY


Date:  March 1, 2001                By   /s/    Kevin P. Larson
                                     --------------------------------------
                                     Kevin P. Larson
                                     Vice President and Principal
                                     Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 1, 2001                 /s/    James S. Pignatelli*
                                     --------------------------------------
                                     James S. Pignatelli
                                     Chairman of the Board, President
                                     and Principal Executive Officer



Date:  March 1, 2001                 /s/    Kevin P. Larson
                                     --------------------------------------
                                     Kevin P. Larson
                                     Principal Financial Officer



Date:  March 1, 2001                 /s/    Karen G. Kissinger*
                                     --------------------------------------
                                     Karen G. Kissinger
                                     Principal Accounting Officer



Date:  March 1, 2001                 /s/    Lawrence J. Aldrich*
                                     --------------------------------------
                                     Lawrence J. Aldrich
                                     Director



Date:  March 1, 2001                 /s/    Elizabeth T. Bilby*
                                     --------------------------------------
                                     Elizabeth T. Bilby
                                     Director



Date:  March 1, 2001                 /s/    Harold W. Burlingame*
                                     --------------------------------------
                                     Harold W. Burlingame
                                     Director



Date:  March 1, 2001                 /s/    John. L. Carter*
                                     --------------------------------------
                                     John L. Carter
                                     Director



Date:  March 1, 2001                 /s/    Daniel W. L. Fessler*
                                     --------------------------------------
                                     Daniel W. L. Fessler
                                     Director



Date:  March 1, 2001                 /s/    John A. Jeter*
                                     --------------------------------------
                                     John A. Jeter
                                     Director



Date:  March 1, 2001                 /s/    Martha R. Seger*
                                     --------------------------------------
                                     Martha R. Seger
                                     Director



Date:  March 1, 2001                By   /s/    Kevin P. Larson
                                     --------------------------------------
                                     Kevin P. Larson
                                     as attorney-in-fact for each
                                     of the persons indicated

                            EXHIBIT INDEX
                            -------------

*2(a)    --  Agreement and Plan of Exchange, dated as of March 20, 1995, between TEP, UniSource Energy and NCR  Holding, Inc.

*3(a)    --  Restated  Articles of Incorporation of  TEP,  filed
             with  the  ACC on August 11, 1994, as amended by Amendment to  Article  Fourth of the Company's Restated Articles  of
             Incorporation, filed with the ACC on May 17, 1996.   (Form
             10-K  for  year  ended  December 31,  1996,  File  No.  1-
             5924-Exhibit 3(a).)

*3(b)    --  Bylaws of TEP, as amended May 20, 1994.  (Form 10-Q for the  quarter ended June 30, 1994, File  No.  1-5924--
             Exhibit 3.)

*3(c)    --  Amended  and Restated Articles of Incorporation  of
             UniSource  Energy.  (Form 8-A/A, dated January  30,  1998,
             File No. 1-13739-Exhibit 2(a).)

*3(d)    --  Bylaws of UniSource Energy, as amended December 11,
             1997. (Form  8-A, dated December 23, 1997, File  No.  1-
             13739-Exhibit 2(b).)

*4(a)(1) --  Indenture dated as of April 1, 1941, to  The  Chase
             National Bank of the City of New York, as Trustee.   (Form
             S-7, File No. 2-59906--Exhibit 2(b)(1).)

*4(a)(2) --  First  Supplemental Indenture, dated as of  October
             1, 1946.  (Form S-7, File No. 2-59906--Exhibit 2(b)(2).)

*4(a)(3) --  Second  Supplemental Indenture dated as of  October
             1, 1947.  (Form S-7, File No. 2-59906--Exhibit 2(b)(3).)

*4(a)(4) --  Third Supplemental Indenture, dated as of April  1,
             1949.  (Form S-7, File No. 2-59906--Exhibit 2(b)(4).)

*4(a)(5) --  Fourth Supplemental Indenture, dated as of December
             1, 1952.  (Form S-7, File No. 2-59906--Exhibit 2(b)(5).)

*4(a)(6) --  Fifth  Supplemental Indenture, dated as of  January
             1, 1955.  (Form S-7, File No. 2-59906--Exhibit 2(b)(6).)

*4(a)(7) --  Sixth  Supplemental Indenture, dated as of  January
             1, 1958.  (Form S-7, File No. 2-59906--Exhibit 2(b)(7).)

*4(a)(8) --  Seventh  Supplemental  Indenture,  dated   as   of
             November  1,  1959.  (Form S-7, File No.  2-59906--Exhibit
             2(b)(8).)

*4(a)(9) --  Eighth Supplemental Indenture, dated as of November
             1, 1961.  (Form S-7, File No. 2-59906--Exhibit 2(b)(9).)

*4(a)(10)--  Ninth  Supplemental Indenture, dated as of February
             20, 1964.  (Form S-7, File No. 2-59906--Exhibit 2(b)(10).)

*4(a)(11)--  Tenth  Supplemental Indenture, dated as of February
             1, 1965.  (Form S-7, File No. 2-59906--Exhibit 2(b)(11).)

*4(a)(12)--  Eleventh  Supplemental  Indenture,  dated  as   of
             February  1,  1966.  (Form S-7, File No.  2-59906--Exhibit
             2(b)(12).)

*4(a)(13)--  Twelfth  Supplemental  Indenture,  dated   as   of
             November  1,  1969.  (Form S-7, File No.  2-59906  Exhibit
             2(b)(13).)

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
             2(b)(21).)

*4(a)(22)--  Twenty-first Supplemental Indenture,  dated  as  of
             November 1, 1977. (Form 10-K for year ended December 31, 1980, File No. 1-5924--Exhibit 4(v).)

*4(a)(23)--  Twenty-second Supplemental Indenture, dated  as  of
             January 1, 1978. (Form 10-K for year ended December 31, 1980, File No. 1-5924--Exhibit 4(w).)

*4(a)(24)--  Twenty-third Supplemental Indenture,  dated  as  of
             July  1,  1980.   (Form 10-K for year ended  December  31,
             1980, File No. 1-5924--Exhibit 4(x).)

*4(a)(25)--  Twenty-fourth Supplemental Indenture, dated  as  of
             October 1, 1980. (Form 10-K for year ended December 31, 1980, File No. 1-5924--Exhibit 4(y).)

*4(a)(26)--  Twenty-fifth Supplemental Indenture,  dated  as  of
             April 1, 1981. (Form 10-Q for quarter ended March 31, 1981, File No. 1-5924--Exhibit 4(a).)

*4(a)(27)--  Twenty-sixth Supplemental Indenture,  dated  as  of
             April 1, 1981. (Form 10-Q for quarter ended March 31, 1981, File No. 1-5924--Exhibit 4(b).)

*4(a)(28)--  Twenty-seventh Supplemental Indenture, dated as  of
             October 1, 1981. (Form 10-Q for quarter ended September 30, 1982, File No. 1-5924--Exhibit 4(c).)

*4(a)(29)--  Twenty-eighth Supplemental Indenture, dated  as  of
             June 1, 1990. (Form 10-Q for quarter ended June 30, 1990, File No. 1-5924--Exhibit 4(a)(1).)

*4(a)(30)--  Twenty-ninth Supplemental Indenture,  dated  as  of
             December  1, 1992.  (Form S-1, Registration No. 33-55732--
             Exhibit 4(a)(30).)

*4(a)(31)--  Thirtieth  Supplemental  Indenture,  dated  as  of
             December  1, 1992.  (Form S-1, Registration No. 33-55732--
             Exhibit 4(a)(31).)

*4(a)(32)--  Thirty-first Supplemental Indenture,  dated  as  of
             May 1, 1996. (Form 10-K for the year ended December 31, 1996, File No. 1-5924-Exhibit 4(a)(32).)

*4(a)(33)--  Thirty-second Supplemental Indenture, dated  as  of
             May 1, 1996. (Form 10-K for the year ended December 31, 1996, File No. 1-5924-Exhibit 4(a)(33).)

*4(a)(34)--  Thirty-third Supplemental Indenture, dated as of May
             1, 1998. (Form 10-Q for the quarter ended June 30, 1998, File No. 1-5924 - Exhibit 4(a).)

*4(a)(35)--  Thirty-fourth  Supplemental Indenture  dated  as  of
             August 1, 1998. (Form 10-Q for the quarter ended June 30, 1998, File No. 1-5924 - Exhibit 4(b).)

*4(b)(1) --  Installment Sale Agreement, dated as of December 1,
             1973, among the City of Farmington, New Mexico, Public Service Company of New Mexico and TEP. (Form 8-K for the month of January 1974, File No. 0-269--Exhibit 3.)

*4(b)(2) --  Ordinance  No. 486, adopted December 17,  1973,  of the City of Farmington, New Mexico. (Form 8-K for the month of January 1974, File No. 0-269--Exhibit 4.)

*4(b)(3) --  Amended  and  Restated Installment  Sale  Agreement
             dated as of April 1, 1997, between the City of Farmington, New Mexico and TEP relating to Pollution Control Revenue Bonds, 1997 Series A (Tucson Electric Power Company San Juan Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924--Exhibit 4(a).)

*4(b)(4) --  City  of Farmington, New Mexico Ordinance  No.  97-
             1055, adopted April 17, 1997, authorizing Pollution Control Revenue Bonds, 1997 Series A (Tucson Electric Power Company San Juan Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924--Exhibit 4(b).)

*4(c)(1) --  Loan  Agreement,  dated  as  of  October  1,  1982, between the Pima County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development
             Revenue  Bonds,  1982  Series  A  (Tucson  Electric  Power
             Company Irvington Project). (Form 10-Q for quarter ended September 30, 1982, File No. 1-5924--Exhibit 4(a).)

*4(c)(2) --  Indenture  of Trust, dated as of October  1,  1982, between the Pima County Authority and Morgan Guaranty authorizing Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Irvington Project). (Form 10-Q for quarter ended September 30, 1982, File No. 1-5924--Exhibit 4(b).)

*4(c)(3) --  First  Supplemental  Loan Agreement,  dated  as  of
             March 31, 1992, between the Pima County Authority and TEP relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Irvington Project). (Form S-4, Registration No. 33-52860--Exhibit 4(h)(3).)

*4(c)(4) --  First Supplemental Indenture of Trust, dated as  of
             March 31, 1992, between the Pima County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Irvington Project). (Form S-4, Registration No. 33-52860--
             Exhibit 4(h)(4).)

*4(d)(1) --  Loan  Agreement,  dated as  of  December  1,  1982, between the Pima County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development
             Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form 10-K for year ended December 31, 1982, File No. 1-5924--Exhibit 4(k)(1).)

*4(d)(2) --  Indenture of Trust, dated as of December  1,  1982, between the Pima County Authority and Morgan Guaranty authorizing Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form 10-K for year ended December 31, 1982, File No. 1-5924--Exhibit 4(k)(2).)

*4(d)(3) --  First  Supplemental  Loan Agreement,  dated  as  of
             March 31, 1992, between the Pima County Authority and TEP relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form S-4, Registration No. 33-52860--Exhibit 4(i)(3).)

*4(d)(4) --  First Supplemental Indenture of Trust, dated as  of
             March 31, 1992, between the Pima County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form S-4, Registration No. 33-52860--Exhibit 4(i)(4).)

*4(e)(1) --  Loan  Agreement,  dated as  of  December  1,  1983, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development
             Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924--Exhibit 4(l)(1).)

*4(e)(2) --  Indenture of Trust, dated as of December  1,  1983, between the Apache County Authority and Morgan Guaranty authorizing Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924--Exhibit 4(l)(2).)

*4(e)(3) --  First  Supplemental  Loan Agreement,  dated  as  of
             December 1, 1985, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 4(k)(3).)

*4(e)(4) --  First  Supplemental Indenture, dated as of December
             1,  1985,  between the Apache County Authority and  Morgan
             Guaranty   relating  to  Floating  Rate   Monthly   Demand
             Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 4(k)(4).)

*4(e)(5) --  Second  Supplemental Loan Agreement,  dated  as  of
             March 31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(k)(5).)

*4(e)(6) --  Second Supplemental Indenture of Trust, dated as of
             March 31, 1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(k)(6).)

*4(f)(1) --  Loan  Agreement,  dated as  of  December  1,  1983, between the Apache County Authority and TEP relating to Variable Rate Demand Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924--Exhibit 4(m)(1).)

*4(f)(2) --  Indenture of Trust, dated as of December  1,  1983, between the Apache County Authority and Morgan Guaranty authorizing Variable Rate Demand Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924--Exhibit 4(m)(2).)

*4(f)(3) --  First  Supplemental  Loan Agreement,  dated  as  of
             December 1, 1985, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 4(l)(3).)

*4(f)(4) --  First  Supplemental Indenture, dated as of December
             1,  1985,  between the Apache County Authority and  Morgan
             Guaranty   relating  to  Floating  Rate   Monthly   Demand
             Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 4(l)(4).)

*4(f)(5) --  Second  Supplemental Loan Agreement,  dated  as  of
             March 31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(l)(5).)

*4(f)(6) --  Second Supplemental Indenture of Trust, dated as of
             March 31, 1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(l)(6).)

*4(g)(1) --  Loan  Agreement,  dated as  of  December  1,  1983, between the Apache County Authority and TEP relating to Variable Rate Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924--Exhibit 4(n)(1).)

*4(g)(2) --  Indenture of Trust, dated as of December  1,  1983, between the Apache County Authority and Morgan Guaranty authorizing Variable Rate Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924--Exhibit 4(n)(2).)

*4(g)(3) --  First  Supplemental  Loan Agreement,  dated  as  of
             December 1, 1985, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 4(m)(3).)

*4(g)(4) --  First  Supplemental Indenture, dated as of December
             1,  1985,  between the Apache County Authority and  Morgan
             Guaranty   relating  to  Floating  Rate   Monthly   Demand
             Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 4(m)(4).)

*4(g)(5) --  Second  Supplemental Loan Agreement,  dated  as  of
             March 31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(m)(5).)

*4(g)(6) --  Second Supplemental Indenture of Trust, dated as of
             March 31, 1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(m)(6).)

*4(h)    --  Reimbursement   Agreement,   dated  as  of  September  15,
             1981,  as  amended, between TEP and Manufacturers  Hanover
             Trust Company. (Form 10-K for the year ended December  31,
             1984, File No. 1-5924--Exhibit 4(o)(4).)

*4(i)(1) --  Loan   Agreement,  dated  as   of  December   1,  1985,
             between the Apache County Authority and TEP relating to Variable Rate Demand Industrial Development Revenue Bonds,
             1985 Series A (Tucson Electric Power Company Springerville
             Project). (Form 10-K for the year ended December 31, 1985,
             File No. 1-5924---Exhibit 4(r)(1).)

*4(i)(2) --  Indenture of Trust, dated as of December  1,  1985, between the Apache County Authority and Morgan Guaranty authorizing Variable Rate Demand Industrial Development Revenue Bonds, 1985 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1985, File No. 1-5924--Exhibit 4(r)(2).)

*4(i)(3) --  First  Supplemental  Loan Agreement,  dated  as  of
             March 31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1985 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(o)(3).)

*4(i)(4) --  First Supplemental Indenture of Trust, dated as  of
             March 31, 1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1985 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(o)(4).)

*4(j)(1) --  Warrant Agreement and Form of Warrant, dated as  of
             December 15, 1992.  (Form S-1, Registration No. 33-55732--
             Exhibit 4(q).)

* 4(j)(2)--  Form of Warrant Agreement relating to the UniSource
             Energy Warrants, dated as of August 4, 1998. (Form S-4, Registration Statement No. 333-60809--Exhibit 4(a)).

*4(k)(1) --  Indenture of Mortgage and Deed of Trust dated as of
             December  1,  1992,  to  Bank of Montreal  Trust  Company,
             Trustee.   (Form  S-1, Registration No.  33-55732--Exhibit
             4(r)(1).)

*4(k)(2) --  Supplemental Indenture No. 1 creating a  series  of bonds designated Second Mortgage Bonds, Collateral Series A, dated as of December 1, 1992. (Form S-1, Registration No. 33-55732--Exhibit 4(r)(2).)

*4(k)(3) --  Supplemental Indenture No. 2 creating a  series  of bonds designated Second Mortgage Bonds, Collateral Series B, dated as of December 1, 1997. (Form 10-K for year ended December 31, 1997, File No. 1-5924 -- Exhibit 4(m)(3).)

*4(k)(4) --  Supplemental Indenture No. 3 creating a  series  of bonds designated Second Mortgage Bonds, Collateral Series, dated as of August 1, 1998. (Form 10-Q for the quarter ended June 30, 1998, File No. 1-5924 -- Exhibit 4(c).)

*4(l)(1) --  Loan  Agreement, dated as of April 1, 1997, between
             Coconino County, Arizona Pollution Control Corporation and TEP relating to Pollution Control Revenue Bonds, 1997 Series A (Tucson Electric Power Company Navajo Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924-Exhibit 4(c).)

*4(l)(2) --  Indenture  of  Trust, dated as of  April  1,  1997, between Coconino County, Arizona Pollution Control Corporation and First Trust of New York, National Association, authorizing Pollution Control Revenue Bonds, 1997 Series A (Tucson Electric Power Company Navajo Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924-Exhibit 4(d).)

*4(m)(1) --  Loan  Agreement, dated as of April 1, 1997, between
             Coconino County, Arizona Pollution Control Corporation and TEP relating to Pollution Control Revenue Bonds, 1997 Series B (Tucson Electric Power Company Navajo Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924-Exhibit 4(e).)

*4(m)(2) --  Indenture  of  Trust, dated as of  April  1,  1997, between Coconino County, Arizona Pollution Control Corporation and First Trust of New York, National Association, authorizing Pollution Control Revenue Bonds, 1997 Series B (Tucson Electric Power Company Navajo Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924-Exhibit 4(f).)

*4(n)(1) --  Loan  Agreement,  dated as of September  15,  1997, between The Industrial Development Authority of the County of Pima and TEP relating to Industrial Development Revenue Bonds, 1997 Series A (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924-Exhibit 4(a).)

*4(n)(2) --  Indenture of Trust, dated as of September 15, 1997, between The Industrial Development Authority of the County of Pima and First Trust of New York, National Association, authorizing Industrial Development Revenue Bonds, 1997 Series A (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924-Exhibit 4(b).)

*4(o)(1) --  Loan  Agreement,  dated as of September  15,  1997, between The Industrial Development Authority of the County of Pima and TEP relating to Industrial Development Revenue Bonds, 1997 Series B (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924-Exhibit 4(c).)

*4(o)(2) --  Indenture of Trust, dated as of September 15, 1997, between The Industrial Development Authority of the County of Pima and First Trust of New York, National Association, authorizing Industrial Development Revenue Bonds, 1997 Series B (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924-Exhibit 4(d).)

*4(p)(1) --  Loan  Agreement,  dated as of September  15,  1997, between The Industrial Development Authority of the County of Pima and TEP relating to Industrial Development Revenue Bonds, 1997 Series C (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924-Exhibit 4(e).)

*4(p)(2) --  Indenture of Trust, dated as of September 15, 1997, between The Industrial Development Authority of the County of Pima and First Trust of New York, National Association, authorizing Industrial Development Revenue Bonds, 1997 Series C (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924-Exhibit 4(f).)

*4(q)(1) --  Loan  Agreement, dated as of March  1,  1998,
             between The Industrial Development Authority of the County of Apache and TEP relating to Pollution Control Revenue Bonds, 1998 Series A (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 - Exhibit 4(a).)

*4(q)(2) --  Indenture of Trust, dated as of March 1, 1998,
             between The Industrial Development Authority of the County of Apache and First Trust of New York, National Association, authorizing Pollution Control Revenue Bonds, 1998 Series A (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 - Exhibit 4(b).)

*4(r)(1) --  Loan  Agreement, dated as of March  1,  1998,
             between The Industrial Development Authority of the County of Apache and TEP relating to Pollution Control Revenue Bonds, 1998 Series B (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 - Exhibit 4(c).)

*4(r)(2) --  Indenture of Trust, dated as of March 1, 1998,
             between The Industrial Development Authority of the County of Apache and First Trust of New York, National Association, authorizing Pollution Control Revenue Bonds, 1998 Series B (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 - Exhibit 4(d).)

*4(s)(1) --  Loan  Agreement, dated as of March  1,  1998,
             between The Industrial Development Authority of the County of Apache and TEP relating to Industrial Development Revenue Bonds, 1998 Series C (Tucson Electric Power
             Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 - Exhibit 4(e).)

*4(s)(2) --  Indenture of Trust, dated as of March 1, 1998,
             between The Industrial Development Authority of the County of Apache and First Trust of New York, National Association, authorizing Industrial Development Revenue
             Bonds, 1998 Series C (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 - Exhibit 4(f).)

*4(t)(1) --  Indenture  of  Trust, dated as of August  1,  1998, between TEP and the Bank of Montreal Trust Company. (Form 10-Q for the quarter ended June 30, 1998, File No. 1-5924
             - Exhibit 4(d).)

*4(u)(1) --  Rights Agreement dated as of March 5, 1999, between
             UniSource Energy Corporation and The Bank of New York, as Rights Agent. (Form 8-K dated March 5, 1999, File No. 1-13739 - Exhibit 4.)

*10(a)(1)--  Lease  Agreements, dated as of  December  1,  1984, between Valencia and United States Trust Company of New York, as Trustee, and Thomas B. Zakrzewski, as Co-Trustee, as amended and supplemented. (Form 10-K for the year ended December 31, 1984, File No. 1-5924--Exhibit 10(d)(1).)

*10(a)(2)--  Guaranty  and Agreements, dated as of  December  1,
             1984, between TEP and United States Trust Company of New York, as Trustee, and Thomas B. Zakrzewski, as Co-Trustee. (Form 10-K for the year ended December 31, 1984, File No. 1-5924--Exhibit 10(d)(2).)

*10(a)(3)--  General Indemnity Agreements, dated as of  December
             1, 1984, between Valencia and TEP, as Indemnitors; General Foods Credit Corporation, Harvey Hubbell Financial, Inc. and J. C. Penney Company, Inc. as Owner Participants; United States Trust Company of New York, as Owner Trustee; Teachers Insurance and Annuity Association of America as Loan Participant; and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1984, File No. 1-5924--Exhibit 10(d)(3).)

*10(a)(4)--  Tax  Indemnity Agreements, dated as of December  1,
             1984, between General Foods Credit Corporation, Harvey Hubbell Financial, Inc. and J. C. Penney Company, Inc., each as Beneficiary under a separate Trust Agreement dated December 1, 1984, with United States Trust of New York as Owner Trustee, and Thomas B. Zakrzewski as Co-Trustee, Lessor, and Valencia, Lessee, and TEP, Indemnitors. (Form 10-K for the year ended December 31, 1984, File No. 1-5924 --Exhibit 10(d)(4).)

*10(a)(5)--  Amendment  No. 1, dated December 31, 1984,  to  the
             Lease Agreements, dated December 1, 1984, between Valencia and United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski as Co-Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--
             Exhibit 10(e)(5).)

*10(a)(6)--  Amendment No. 2, dated April 1, 1985, to the  Lease
             Agreements, dated December 1, 1984, between Valencia and United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski as Co-Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(6).)

*10(a)(7)--  Amendment No. 3, dated August 1, 1985, to the Lease
             Agreements, dated December 1, 1984, between Valencia and United States Trust Company of New York, as Owner Trustee, and Thomas Zakrzewski as Co-Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(7).)

*10(a)(8)--  Amendment No. 4, dated June 1, 1986, to  the  Lease
             Agreement, dated December 1, 1984, between Valencia and United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee, under a Trust Agreement dated as of December 1, 1984, with General Foods Credit Corporation as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(8).)

*10(a)(9)--  Amendment No. 4, dated June 1, 1986, to  the  Lease
             Agreement, dated December 1, 1984, between Valencia and United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee, under a Trust Agreement dated as of December 1, 1984, with J. C. Penney Company, Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(9).)

*10(a)(10)-- Amendment No. 4, dated June 1, 1986, to the Lease
             Agreement, dated December 1, 1984, between Valencia and United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee, under a Trust Agreement dated as of December 1, 1984, with Harvey Hubbell Financial Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--
             Exhibit 10(e)(10).)

*10(a)(11)-- Lease Amendment No. 5 and Supplement No. 2, to the
             Lease Agreement, dated July 1, 1986, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and J. C. Penney as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(11).)

*10(a)(12)-- Lease  Amendment No. 5, to the  Lease  Agreement,
             dated June 1, 1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas
             Zakrzewski as Co-Trustee and General Foods Credit Corporation as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924--Exhibit 10(f)(12).)

*10(a)(13)-- Lease  Amendment No. 5, to the  Lease  Agreement,
             dated June 1, 1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and Harvey Hubbell Financial Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924--Exhibit 10(f)(13).)

*10(a)(14)-- Lease  Amendment No. 6, to the  Lease  Agreement,
             dated June 1, 1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and J. C. Penney Company, Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924--Exhibit 10(f)(14).)

*10(a)(15)-- Lease Supplement No. 1, dated December 31, 1984, to
             Lease Agreements, dated December 1, 1984, between Valencia, as Lessee and United States Trust Company of New York and Thomas B. Zakrzewski, as Owner Trustee and Co-Trustee, respectively (document filed relates to General Foods Credit Corporation; documents relating to Harvey Hubbel Financial, Inc. and JC Penney Company, Inc. are not filed but are substantially similar). (Form S-4, Registration No. 33-52860--Exhibit 10(f)(15).)

*10(a)(16)-- Amendment No. 1, dated June 1, 1986, to the General
             Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, General Foods Credit Corporation, as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 --Exhibit 10(e)(12).)

*10(a)(17)-- Amendment No. 1, dated June 1, 1986, to the General
             Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(13).)

*10(a)(18)-- Amendment No. 1, dated June 1, 1986, to the General
             Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, Harvey Hubbell Financial, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(14).)

*10(a)(19)-- Amendment No. 2, dated as of July 1, 1986, to  the
             General Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(19).)

*10(a)(20)-- Amendment No. 2, dated as of June 1, 1987, to  the
             General Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, General Foods Credit Corporation, as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers
             Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(20).)

*10(a)(21)-- Amendment No. 2, dated as of June 1, 1987, to  the
             General Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, Harvey Hubbell Financial, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(21).)

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

*10(a)(23)-- Supplemental Tax Indemnity Agreement, dated July 1,
             1986, between J. C. Penney Company, Inc., as Owner Participant, and Valencia and TEP, as Indemnitors. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 --Exhibit 10(e)(15).)

*10(a)(24)-- Supplemental General Indemnity Agreement, dated as of  July  1, 1986, among Valencia and TEP, as Indemnitors,
             J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(16).)

*10(a)(25)-- Amendment No. 1, dated as of June 1, 1987, to  the
             Supplemental General Indemnity Agreement, dated as of July 1, 1986, among Valencia and TEP, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers
             Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(25).)

*10(a)(26)-- Valencia  Agreement, dated as of June  30,  1992, among TEP, as Guarantor, Valencia, as Lessee, Teachers Insurance and Annuity Association of America, as Loan Participant, Marine Midland Bank, N.A., as Indenture Trustee, United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski, as Co-Trustee, and the Owner Participants named therein relating to the Restructuring of Valencia's lease of the coal-handling facilities at the Springerville Generating Station. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(26).)

*10(a)(27)-- Amendment, dated as of December 15, 1992, to  the
             Lease Agreements, dated December 1, 1984, between Valencia, as Lessee, and United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski, as Co-Trustee. (Form S-1, Registration No. 33-55732--Exhibit 10(f)(27).)

*10(b)(1)--  Lease  Agreements, dated as of  December  1,  1985, between TEP and San Carlos Resources Inc. (San Carlos) (a wholly-owned subsidiary of the Registrant) jointly and severally, as Lessee, and Wilmington Trust Company, as Trustee, as amended and supplemented. (Form 10-K for the year ended December 31, 1985, File No. 1-5924--Exhibit 10(f)(1).)

*10(b)(2)--  Tax  Indemnity Agreements, dated as of December  1,
             1985, between Philip Morris Credit Corporation, IBM Credit Financing Corporation and Emerson Finance Co., each as beneficiary under a separate trust agreement, dated as of December 1, 1985, with Wilmington Trust Company, as Owner Trustee, and William J. Wade, as Co-Trustee, and TEP and San Carlos, as Lessee. (Form 10-K for the year ended December 31, 1985, File No. 1-5924--Exhibit 10(f)(2).)

*10(b)(3)--  Participation Agreement, dated as  of  December  1,
             1985, among TEP and San Carlos as Lessee, Philip Morris Credit Corporation, IBM Credit Financing Corporation, and Emerson Finance Co. as Owner Participants, Wilmington Trust Company as Owner Trustee, The Sumitomo Bank, Limited, New York Branch, as Loan Participant, and Bankers Trust Company, as Indenture Trustee. (Form 10-K for the year ended December 31, 1985, File No. 1-5924--Exhibit 10(f)(3).)

*10(b)(4)--  Restructuring  Commitment Agreement,  dated  as  of
             June 30, 1992, among TEP and San Carlos, jointly and severally, as Lessee, Philip Morris Credit Corporation, IBM Credit Financing Corporation and Emerson Capital Funding William J. Wade, as Owner Trustee and Co-Trustee, respectively, The Sumitomo Bank, Limited, New York Branch, as Loan Participant and United States Trust Company of New York, as Indenture Trustee. (Form S-4, Registration No. 33-52860--Exhibit 10(g)(4).)

*10(b)(5)--  Lease Supplement No. 1, dated December 31, 1985, to
             Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee Trustee and Co-Trustee, respectively (document filed relates to Philip Morris Credit Corporation; documents relating to IBM Credit Financing Corporation and Emerson Financing Co. are not filed but are substantially similar). (Form S-4, Registration No. 33-52860--Exhibit 10(g)(5).)

*10(b)(6)--  Amendment No. 1, dated as of December 15, 1992,  to
             Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, as Lessor. (Form S-1, Registration No. 33-55732--Exhibit 10(g)(6).)

*10(b)(7)--  Amendment No. 1, dated as of December 15, 1992,  to
             Tax Indemnity Agreements, dated as of December 1, 1985, between Philip Morris Credit Corporation, IBM Credit Financing Corporation and Emerson Capital Funding Corp., as Owner Participants and TEP and San Carlos, jointly and severally, as Lessee. (Form S-1, Registration No. 33-55732--Exhibit 10(g)(7).)

*10(b)(8)--  Amendment No. 2, dated as of December  1,  1999,  to
             Lease Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner
             Trustee and Co-Trustee, respectively, under a Trust Agreement with Philip Morris Capital Corporation as Owner Participant. (Form 10-K for the year ended December 31, 1999, File No. 1-5924--Exhibit 10(b)(8).)

*10(b)(9)--  Amendment No. 2, dated as of December  1,  1999,  to
             Lease Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner
             Trustee  and  Co-Trustee,  respectively,  under  a   Trust
             Agreement with IBM Credit Financing Corporation as Owner Participant. (Form 10-K for the year ended December 31, 1999, File No. 1-5924--Exhibit 10(b)(9).

*10(b)(10)-- Amendment No. 2, dated as of December  1,  1999,  to
             Lease Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner
             Trustee and Co-Trustee, respectively, under a Trust Agreement with Emerson Finance Co. as Owner Participant. (Form 10-K for the year ended December 31, 1999, File No. 1-5924--Exhibit 10(b)(10).

*10(b)(11)-- Amendment No. 2, dated as of December 1, 1999, to Tax
             Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Philip Morris Capital Corporation as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-K for the year ended December 31, 1999, File No. 1-5924--Exhibit 10(b)(11).)

*10(b)(12)-- Amendment No. 2, dated as of December 1, 1999, to Tax
             Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and IBM Credit Financing Corporation as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-K for the year ended December 31, 1999, File No. 1-5924--Exhibit 10(b)(12).)

*10(b)(13)-- Amendment No. 2, dated as of December 1, 1999, to Tax
             Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Emerson Finance Co. as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-K for the year ended December 31, 1999, File No. 1-5924--Exhibit 10(b)(13).)

*10(c)(1)--  Amended and Restated Participation Agreement, dated as of November 15, 1987, among TEP, as Lessee, Ford Motor Credit Company, as Owner Participant, Financial Security Assurance Inc., as Surety, Wilmington Trust Company and William J. Wade in their respective individual capacities as provided therein, but otherwise solely as Owner Trustee and Co-Trustee under the Trust Agreement, and Morgan Guaranty, in its individual capacity as provided therein, but Secured Party. (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 10(j)(1).)

*10(c)(2)--  Lease  Agreement,  dated as of  January  14,  1988, between Wilmington Trust Company and William J. Wade, as Owner Trust Agreement described therein, dated as of November 15, 1987, between such parties and Ford Motor Credit Company, as Lessor, and TEP, as Lessee. (Form 10-K for the year ended December 31, 1987, File No. 1-5924--
             Exhibit 10(j)(2).)

*10(c)(3)--  Tax  Indemnity Agreement, dated as of  January  14,
             1988, between TEP, as Lessee, and Ford Motor Credit Company, as Owner Participant, beneficiary under a Trust Agreement, dated as of November 15, 1987, with Wilmington Trust Company and William J. Wade, Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 10(j)(3).)

*10(c)(4)--  Loan  Agreement,  dated as  of  January  14,  1988, between the Pima County Authority and Wilmington Trust Company and William J. Wade in their respective individual capacities as expressly stated, but otherwise solely as Owner Trustee and Co-Trustee, respectively, under and pursuant to a Trust Agreement, dated as of November 15, 1987, with Ford Motor Credit Company as Trustor and Debtor relating to Industrial Development Lease Obligation Refunding Revenue Bonds, 1988 Series A (TEP's Irvington Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 10(j)(4).)

*10(c)(5)--  Indenture of Trust, dated as of January  14,  1988, between the Pima County Authority and Morgan Guaranty authorizing Industrial Development Lease Obligation Refunding Revenue Bonds, 1988 Series A (Tucson Electric Power Company Irvington Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 10(j)(5).)

*10(c)(6)--  Lease  Amendment No. 1, dated as of  May  1,  1989, between TEP, Wilmington Trust Company and William J. Wade as Owner Trustee and Co-trustee, respectively under a Trust Agreement dated as of November 15, 1987 with Ford Motor Credit Company. (Form 10-K for the year ended December 31, 1990, File No. 1-5924--Exhibit 10(i)(6).)

*10(c)(7)--  Lease  Supplement, dated as  of  January  1,  1991, between TEP, Wilmington Trust Company and William J. Wade as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement dated as of November 15, 1987, with Ford. (Form 10K for the year ended December 31, 1991, File No. 1-5924--Exhibit 10(i)(8).)

*10(c)(8)--  Lease  Supplement,  dated  as  of  March  1,  1991, between TEP, Wilmington Trust Company and William J. Wade as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement dated as of November 15, 1987, with Ford. (Form 10-K for the year ended December 31, 1991, File No. 1-5924--Exhibit 10(i)(9).)

*10(c)(9)--  Lease  Supplement No. 4, dated as  of  December  1,
             1991, between TEP, Wilmington Trust Company and William J. Wade as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement dated as of November 15, 1987, with Ford. (Form 10-K for the year ended December 31, 1991, File No. 1-5924--Exhibit 10(i)(10).)

*10(c)(10)-- Supplemental Indenture No. 1, dated as of December
             1,  1991,  between  the Pima County Authority  and  Morgan
             Guaranty relating to Industrial Lease Development Obligation Revenue Project). (Form 10-K for the year ended December 31, 1991, File No. 1-5924--Exhibit 10(I)(11).)

*10(c)(11)-- Restructuring Commitment Agreement, dated  as  of
             June 30, 1992, among TEP, as Lessee, Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, and Morgan Guaranty, as Indenture Trustee and Refunding Trustee, relating to the restructuring of the Registrant's lease of Unit 4 at the Irvington Generating Station. (Form S-4, Registration No. 33-52860--
             Exhibit 10(i)(12).)

*10(c)(12)-- Amendment No. 1, dated as of December 15, 1992, to
             Amended and Restated Participation Agreement, dated as of November 15, 1987, among TEP, as Lessee, Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, Financial Security Assurance Inc., as Surety, and Morgan Guaranty, as Indenture Trustee. (Form S-1, Registration No. 33-55732--Exhibit 10(h)(12).)

*10(c)(13)-- Amended and Restated Lease, dated as of  December
             15, 1992, between TEP, as Lessee and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, as Lessor. (Form S-1, Registration No. 33-55732--Exhibit 10(h)(13).)

*10(c)(14)-- Amended and Restated Tax Indemnity Agreement, dated as  of December 15, 1992, between TEP, as Lessee, and Ford
             Motor  Credit Company, as Owner Participant.   (Form  S-1,
             Registration No. 33-55732--Exhibit 10(h)(14).)

*10(d)   --  Power  Sale Agreement for the years 1990  to  2011,
             dated  as  of March 10, 1988, between TEP and  Salt  River
             Project Agricultural Improvement and Power District. (Form
             10-K for the year ended December 31, 1987, File No. 1-5924
             --Exhibit 10(k).)

+*10(e)(1)-- Employment Agreements between TEP and currently in effect  with  Ira R. Adler, Michael DeConcini,  Thomas  A.
             Delawder,  Gary  L.  Ellerd, Steven J. Glaser,  Thomas  N.
             Hansen,  Karen  G. Kissinger, Kevin P. Larson,  Dennis  R.
             Nelson, Catherine Nichols, Vincent Nitido, James S. Pignatelli, James Pyers and Romano Salvatori. (Form 10-K for the year ended December 31, 1996, File No. 1-5924-Exhibit 10(g)(1).)

+*10(e)(2)-- Employment  Agreement  between  TEP  and  Romano
             Salvatori.   (Form  10-K for the year ended  December  31,
             1996, File No. 1-5924-Exhibit 10(g)(2).)

*10(e)(3)--  Letter, dated February 25, 1992, from Dr. Martha R.
             Seger to TEP and Capital Holding Corporation. (Form S-4, Registration No. 33-52860--Exhibit 10(k)(4).)

+*10(e)(4)-- Amendment  No.  1 to Employment  Agreement  among
             Romano Salvatori, TEP and Nations Energy Corporation. (Form 10-K for the year ended December 31, 1997, File Nos. 1-5924 and 1-13739-Exhibit 10(e)(4).)

+*10(e)(5)-- Amendment No. 1 to Amended and Restated Employment
             Agreement between TEP and currently in effect with Ira R. Adler, Michael DeConcini, Thomas A. Delawder, Gary L.
             Ellerd, Steven J. Glaser, Thomas N. Hansen, Karen G. Kissinger, Kevin P. Larson, Dennis R. Nelson, Catherine Nichols, Vincent Nitido, James S. Pignatelli, James Pyers and Romano Salvatori. (Form 10-K for the year ended December 31, 1997, File Nos. 1-5924 and 1-13739-Exhibit 10(e)(5).).

*10(f)   --  Participation Agreement, dated as of June 30, 1992,
             among  TEP, as Lessee, various parties thereto,  as  Owner
             Wilmington  Trust Company and William J.  Wade,  as  Owner
             Trustee and Co-Trustee, respectively, and LaSalle National
             Bank, as Indenture Trustee relating to TEP's lease of Springerville Unit 1. (Form S-1, Registration No. 33-
             55732--Exhibit 10(u).)

*10(g)   --  Lease  Agreement, dated as of  December  15,  1992,
             between  TEP, as Lessee and Wilmington Trust  Company  and
             William   J.   Wade,  as  Owner  Trustee  and  Co-Trustee,
             respectively, as Lessor.  (Form S-1, Registration No.  33-
             55732--Exhibit 10(v).)

*10(h)   --  Tax Indemnity Agreements, dated as of December  15,
             1992, between the various Owner Participants parties thereto and TEP, as Lessee. (Form S-1, Registration No.
             33-55732, Exhibit 10(w).)

*10(i)   --  Restructuring Agreement, dated as  of  December  1,
             1992, between TEP and Century Power Corporation.  (Form S-
             1, Registration No. 33-55732--Exhibit 10(x).)

*10(j)   --  Voting  Agreement, dated as of December  15,  1992,
             between  TEP  and Chrysler Capital Corporation  (documents relating  to  CILCORP Lease Management, Inc., MWR  Capital
             Inc.,  US West Financial Services, Inc. and Philip  Morris
             Capital  Corporation are not filed but  are  substantially
             similar).   (Form  S-1, Registration No. 33-55732--Exhibit
             10(y).)

*10(k)(1)--  Wholesale  Power Supply Agreement between  TEP  and
             Navajo Tribal Utility Authority dated January 5, 1993. (Form 10-K for the year ended December 31, 1992, File No. 1-5924--Exhibit 10(t).)

*10(k)(2)--  Amended   and  Restated  Wholesale  Power   Supply
             Agreement between TEP and Navajo Tribal Utility Authority, dated June 25, 1997. (Form 10-Q for the quarter ended
             June 30, 1997, File No. 1-5924-Exhibit 10.)

*10(l)   --  Credit  Agreement dated as of  December  30,  1997,
             among   TEP,   Toronto   Dominion   (Texas),   Inc.,    as
             Administrative Agent, The Bank of New York, as Syndication
             Agent, Societe Generale, as Documentation Agent, the lenders party hereto, and the issuing banks party hereto.
             (Form  10-K for year ended December 31, 1997, File No.  1-
             5924-Exhibit 10(m).)

+*10(m)  --  1994  Omnibus Stock and Incentive Plan of UniSource
             Energy.   (Form S-8 dated January 6, 1998, File  No.  333-
             43767.)

+*10(n)  --  1994   Outside  Director  Stock  Option  Plan   of
             UniSource  Energy.  (Form S-8 dated January 6, 1998,  File
             No. 333-43765.)

+*10(o)  --  Management and Directors Deferred Compensation Plan
             of UniSource Energy. (Form S-8 dated January 6, 1998, File No. 333-43769.)

+*10(p)  --  TEP  Supplemental Retirement Account for Classified
             Employees.   (Form S-8 dated May 21, 1998, File  No.  333-
             53309.)

+*10(q)  --  TEP  Triple Investment Plan for Salaried Employees.
             (Form S-8 dated May 21, 1998, File No. 333-53333.)

+*10(r)  --  UniSource Energy Management and Directors  Deferred
             Compensation Plan.  (Form S-8 dated May 21, 1998, File No.
             333-53337.)

11       --  Statement   re   computation   of    per    share
             earnings-UniSource Energy.

12       --  Computation of Ratio of Earnings to Fixed Charges--
             TEP.

21       --  Subsidiaries of the Registrants.

23       --  Consents of experts.

24(a)    --  Power of Attorney-UniSource Energy.

24(b)    --  Power of Attorney--TEP.

(*)Previously  filed  as  indicated  and  incorporated  herein   by
reference.

(+)Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by item 601(b)(10)(iii) of Regulation S-K.