Form 10-K405/A
period 2000-12-31
UNISOURCE ENERGY CORP; TUCSON ELECTRIC POWER CO
filed 2001-04-16
CIK 941138, 100122

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549

                                         FORM 10-K/A
     (Mark One)
        [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended December 31, 2000
                                            OR
        [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from _________ to _________.


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

-----------------------------------------------------------------------------

                                     PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS
--------------------------------------------------------------------------------


 DIRECTORS
 ---------

      Certain of the individuals serving as Directors of UniSource Energy also serve as the Directors of TEP. Information concerning Directors will be contained under Election of Directors in UniSource Energy's Proxy Statement relating to the 2001 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2000, which information is incorporated herein by reference.


 EXECUTIVE OFFICERS--UNISOURCE ENERGY
 ------------------------------------

      Executive Officers of UniSource Energy who are elected annually by UniSource Energy's Board of Directors, are as follows:

                                                                     EXECUTIVE
                                                                      OFFICER
       NAME            AGE          POSITION(S) HELD                   SINCE
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

KEVIN P. LARSON       44        VICE PRESIDENT, CHIEF FINANCIAL         2000
                                    OFFICER AND TREASURER

Mr. Larson joined TEP in 1985 and thereafter held various positions in its finance department and at TEP's investment subsidiaries. In January 1991, he was elected Assistant Treasurer of TEP and named Manager of Financial Programs. He was elected Treasurer of TEP in August 1994 and Vice President in March 1997. In October 2000, he was elected Vice President and Chief Financial Officer of both UniSource Energy and TEP and remains Treasurer of both organizations.

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

 EXECUTIVE OFFICERS - TUCSON ELECTRIC POWER COMPANY
 -------------------------------------------------

     Executive Officers of TEP who are elected annually by TEP's Board of Directors are:

                                                                     EXECUTIVE
                                                                      OFFICER
       NAME            AGE          POSITION(S) HELD                   SINCE
      ------          -----         ----------------                -----------

JAMES S. PIGNATELLI    57       CHAIRMAN, PRESIDENT AND CHIEF           1994
                                      EXECUTIVE OFFICER

   See description shown under UniSource Energy Corporation above.

STEVEN J. GLASER       43       SENIOR VICE PRESIDENT AND CHIEF         1994
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


ITEM 11. - EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

       Information concerning Executive Compensation will be contained under Executive Compensation and Other Information in UniSource Energy's Proxy Statement relating to the 2001 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2000, which information is incorporated herein by reference.


ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

 GENERAL
 -------

      At February 13, 2001, UniSource Energy had outstanding 33,257,142 shares of Common Stock. As of February 13, 2001, the number of shares of Common Stock beneficially owned by all directors and officers of UniSource Energy as a group amounted to 1% of the outstanding Common Stock.

      At February 13, 2001, UniSource Energy owned all of the outstanding shares of common stock of TEP.

 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
 -----------------------------------------------

      Information concerning the security ownership of certain beneficial owners of UniSource Energy will be contained under Security Ownership of Certain Beneficial Owners in UniSource Energy's Proxy Statement relating to the 2001 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2000, which information is incorporated herein by reference.

 SECURITY OWNERSHIP OF MANAGEMENT
 --------------------------------

      Information concerning the security ownership of the Directors and Executive Officers of UniSource Energy and TEP will be contained under Security Ownership of Management in UniSource Energy's Proxy Statement relating to the 2001 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2000, which information is incorporated herein by reference.


ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

      None.

                                   SIGNATURES

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


                                       UNISOURCE ENERGY CORPORATION
                                       ----------------------------
                                               (Registrant)


Date:  April 16, 2001                  /s/     Kevin Larson
                                       ----------------------------
                                               Kevin Larson
                                       Vice President and Principal
                                             Financial Officer



                                       TUCSON ELECTRIC POWER COMPANY
                                       -----------------------------
                                               (Registrant)


Date:  April 16, 2001                   /s/     Kevin Larson
                                       -----------------------------
                                                Kevin Larson
                                       Vice President and Principal
                                             Financial Officer