Form 10-Q
period 2001-03-31
UNISOURCE ENERGY CORP; TUCSON ELECTRIC POWER CO
filed 2001-05-11
CIK 941138, 100122

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

  (Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended March 31, 2001

                                    OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________.



                  Registrant; State of
   Commission     Incorporation; Address;               IRS Employer
   File Number    and Telephone Number                  Identification Number
  ------------    -----------------------               ---------------------

   1-13739        UNISOURCE ENERGY CORPORATION          86-0786732
                  (An Arizona Corporation)
                  One South Church Avenue, Suite 100
                  Tucson, AZ  85701
                  (520) 571-4000

   1-5924         TUCSON ELECTRIC POWER COMPANY         86-0062700
                  (An Arizona Corporation)
                  One South Church Avenue, Suite 100
                  Tucson, AZ  85701
                  (520) 571-4000


      Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No ___

      At May 4, 2001, 33,310,398 shares of UniSource Energy Corporation's Common Stock, no par value (the only class of Common Stock) were outstanding.

     UniSource Energy Corporation is the holder of 32,139,434 shares of the outstanding Common Stock of Tucson Electric Power Company.

---------------------------------------------------------------------------

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


                              TABLE OF CONTENTS

                                                                        Page
                                                                        ----
Definitions............................................................. iv
Report of Independent Accountants.........................................1

                        PART I - FINANCIAL INFORMATION

Item 1. -- Financial Statements
  UniSource Energy Corporation
    Comparative Condensed Consolidated Statements of Income...............2
    Comparative Condensed Consolidated Statements of Cash Flows...........3
    Comparative Condensed Consolidated Balance Sheets.....................4
    Condensed Consolidated Statement of Changes in
      Stockholders' Equity................................................5
  Tucson Electric Power Company
    Comparative Condensed Consolidated Statements of Income (Loss)........6
    Comparative Condensed Consolidated Statements of Cash Flows...........7
    Comparative Condensed Consolidated Balance Sheets.....................8
    Condensed Consolidated Statement of Changes in
      Stockholders' Equity................................................9
  Notes to Condensed Consolidated Financial Statements
  Note 1. Regulatory Accounting..........................................10
  Note 2. Accounting for Derivative Instruments and Hedging
            Activities...................................................10
  Note 3. Millennium Energy Businesses...................................11
  Note 4. Business Segments..............................................14
  Note 5. Commitments and Contingencies..................................14
  Note 6. Wholesale Accounts Receivable and Allowances...................15
  Note 7. Income Taxes...................................................16
  Note 8. Review by Independent Accountants..............................17
  Note 9. Reclassifications..............................................17

Item 2. -- Management's Discussion and Analysis of Financial
  Condition and Results of Operations
  Overview...............................................................18
  Factors Affecting Results of Operations
    Competition
      Retail.............................................................19
      Wholesale..........................................................20
    Western Energy Markets...............................................21
    Regulatory Matters...................................................23
    Market Risks.........................................................23
    Future Generating Resources..........................................25
  Results of Operations..................................................26
  Results of Millennium Energy Businesses................................29
  Dividends on Common Stock..............................................29
  Liquidity and Capital Resources
    Cash Flows
      UniSource Energy...................................................30
      TEP................................................................30

                                 TABLE OF CONTENTS
                                   (concluded)


  Investing and Financing Activities
      UniSource Energy...................................................31
      TEP................................................................31
      Millennium -- Unregulated Energy Businesses........................31
  Safe Harbor for Forward-Looking Statements.............................32

Item 3. -- Quantitative and Qualitative Disclosures About
  Market Risk............................................................33

                           PART II - OTHER INFORMATION

Item 1. -- Legal Proceedings.............................................34
Item 5. -- Other Information
  Additional Financial Data..............................................34
Item 6. -- Exhibits and Reports on Form 8-K..............................34
Signature Page...........................................................35
Exhibit Index............................................................36

                                  DEFINITIONS

The abbreviations and acronyms used in the 2001 First Quarter Form 10-Q are defined below:
----------------------------------------------------------------------------

ACC.......................  Arizona Corporation Commission.
ACC Holding Company
  Order...................  The order approved by the ACC in November 1997 allowing TEP to form a holding company.
AISA......................  Arizona Independent Scheduling Administrator
                              Association, a temporary organization required by the ACC Retail Electric Competition Rules.
AMT.......................  Alternative Minimum Tax.
CDWR......................  California Department of Water Resources.
CISO......................  California Independent System Operator.
Common Stock..............  UniSource Energy's common stock, without par value.
Company or UniSource
  Energy..................  UniSource Energy Corporation.
CPX.......................  California Power Exchange.
Credit Agreement..........  Credit Agreement between TEP and the banks, dated as of December 30, 1997.
Desert STAR...............  The ISO formed in the southwestern United
                              States, in which TEP is a participant.
ESP.......................  Energy Service Provider.
FAS 71....................  Statement of Financial Accounting Standards
                              No. 71: Accounting for the Effects of Certain Types of Regulation.
FAS 133...................  Statement of Financial Accounting Standards
                              No. 133: Accounting for Derivative Instruments and Hedging Activities.
FERC......................  Federal Energy Regulatory Commission.
First Mortgage Bonds......  First mortgage bonds issued under the First
                              Mortgage Indenture, dated as of April 1, 1941, of Tucson Gas, Electric Light and Power
                              Company to the Chase National Bank of the City of New York, as trustee, as supplemented and amended.
GAAP......................  Generally Accepted Accounting Principles.
GES.......................  Global Energy Solutions, Inc., which owns 100%
                              of Global Solar and Infinite Power Solutions.
Global Solar..............  Global Solar Energy, Inc., a wholly-owned subsidiary of GES, which develops and
                              manufactures thin-film photovoltaic cells.
Heating Degree Days.......  Calculated by subtracting the average of the high and low daily temperatures from 65.
Infinite Power Solutions..  A developer of thin-film batteries which is wholly-owned by GES.
IRS.......................  Internal Revenue Service.
ISO.......................  Independent System Operator.
ITC.......................  Investment tax credit.
ITN.......................  ITN Energy Systems, Inc., a Colorado Corporation.
kWh.......................  Kilowatt-hour(s).
MEH.......................  MEH Corporation, a wholly-owned subsidiary of
                              Millennium, which formerly held a 50% interest in NewEnergy.
MicroSat..................  MicroSat Systems, Inc., a company owned 49% by
                              Millenium and 51% by ITN, which was formed to develop and commercialize small-scale satellites.
Millennium................  Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UniSource Energy.
MW........................  Megawatt(s).
MWh.......................  Megawatt-hour(s).
Nations Energy............  Nations Energy Corporation, a wholly-owned subsidiary of Millennium and holder of
                              interests in independent power projects in
                              Curacao and Panama.
NewEnergy.................  NewEnergy, Inc., formerly New Energy Ventures,
                              Inc., a company in which a 50% interest was
                              owned by MEH.
NOL.......................  Net Operating Loss carryback or carryforward for income tax purposes.
NTUA......................  Navajo Tribal Utility Authority.
PDES......................  Phelps Dodge Energy Services.
PG&E......................  Pacific Gas and Electric Company.

                                  DEFINITIONS
                                  (concluded)

Revolving Credit
  Facility...............  $100 million revolving credit facility entered into under the Credit Agreement between a
                              syndicate of banks and TEP.
RTO.......................  Regional Transmission Organization.
Rules.....................  Retail Electric Competition Rules.
SCE.......................  Southern California Edison Company.
Settlement Agreement......  TEP's Settlement Agreement approved by the ACC in November 1999 which provided for electric
                              retail competition and transition asset
                              recovery.
Springerville.............  Springerville Generating Station.
Springerville Common
  Facilities..............  Facilities at Springerville used in common with
                              Springerville Unit 1 and Springerville Unit 2.
Springerville Unit 1......  Unit 1 of the Springerville Generating Station.
Springerville Unit 1
  Lease...................  Leveraged lease arrangement relating to
                              Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.
TEP.......................  Tucson  Electric Power Company, the principal subsidiary of UniSource Energy.
UniSource Energy..........  UniSource Energy Corporation.

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of UniSource Energy Corporation and to the Board of Directors of Tucson Electric Power Company


We have reviewed the accompanying condensed consolidated balance sheets of UniSource Energy Corporation and its subsidiaries (the Company) and Tucson Electric Power Company and its subsidiaries (TEP) as of March 31, 2001 and the related condensed consolidated statements of income (loss) and of cash flows for each of the three-month periods ended March 31, 2001 and 2000 and the condensed consolidated statements of changes in stockholders' equity for the three-month period ended March 31, 2001. These financial statements are the responsibility of the Company's and TEP's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets and statements of capitalization of the Company and TEP as of December 31, 2000, and the related consolidated statements of income, of changes in stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 1, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 2000 is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.



PricewaterhouseCoopers LLP
Los Angeles, California
May 4, 2001

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

The weather causes seasonal fluctuations in UniSource Energy's sales. As a result, quarterly results are not indicative of annual operating results. The quarterly financial statements that follow are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. Also see Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations. This quarterly report should be reviewed in conjunction with UniSource Energy's 2000 Form 10-K.


UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                            March 31,
                                                         2001       2000
                                                           (Unaudited)
----------------------------------------------------------------------------
                                                    -Thousands of Dollars-
Operating Revenues
 Electric Retail Sales                              $  134,677  $  131,290

 Electric Sales for Resale:
  Electric Sales for Resale Delivered                  143,687      44,780
  Unrealized Gain (Loss) on Forward Sales              (39,767)          -
----------------------------------------------------------------------------
   Total Electric Sales for Resale                     103,920      44,780

 Other                                                   2,609       1,409
----------------------------------------------------------------------------
  Total Operating Revenues                             241,206     177,479
----------------------------------------------------------------------------
Operating Expenses
 Fuel                                                   70,951      43,549

 Purchased Power:
  Purchased Power Received                              46,372      16,991
  Unrealized (Gain) Loss on Forward Purchases          (42,459)          -
----------------------------------------------------------------------------
   Total Purchased Power                                 3,913      16,991

 Other Operations                                       40,424      31,765
 Maintenance and Repairs                                12,179       8,344
 Depreciation and Amortization                          28,698      27,456
 Amortization of Transition Recovery Asset               2,346         903
 Taxes Other Than Income Taxes                          11,873      12,414
 Income Taxes                                           13,572      (1,998)
----------------------------------------------------------------------------
  Total Operating Expenses                             183,956     139,424
----------------------------------------------------------------------------
   Operating Income                                     57,250      38,055
----------------------------------------------------------------------------
Other Income (Deductions)
 Income Taxes                                           (1,244)       (286)
 Interest Income                                         3,915       3,233
 Other Income (Deductions)                              (1,184)      1,700
----------------------------------------------------------------------------
  Total Other Income (Deductions)                        1,487       4,647
----------------------------------------------------------------------------
Interest Expense
 Long-Term Debt                                         15,772      16,874
 Interest on Capital Leases                             22,706      23,265
 Other Interest Expense                                  1,464       2,321
----------------------------------------------------------------------------
  Total Interest Expense                                39,942      42,460
----------------------------------------------------------------------------
Income Before Cumulative Effect of Accounting Change    18,795         242

Cumulative Effect of Accounting Change - Net of Tax        470           -
----------------------------------------------------------------------------

Net Income                                          $   19,265  $      242
============================================================================
Average Shares of Common Stock Outstanding (000)        33,266      32,374
============================================================================
Basic Earnings per Share
 Income Before Cumulative Effect of Accounting Change    $0.57       $0.01
 Cumulative Effect of Accounting Change - Net of Tax     $0.01           -
 Net Income                                              $0.58       $0.01
============================================================================
Diluted Earnings per Share
 Income Before Cumulative Effect of Accounting Change    $0.56       $0.01
 Cumulative Effect of Accounting Change - Net of Tax     $0.01           -
 Net Income                                              $0.57       $0.01
============================================================================
See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
                                                            March 31,
                                                         2001       2000
                                                           (Unaudited)
----------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
 Cash Receipts from Electric Retail Sales           $  157,671  $  153,005
 Cash Receipts from Electric Sales for Resale          152,969      41,107
 Fuel Costs Paid                                       (80,603)    (44,551)
 Purchased Power Costs Paid                            (49,194)    (17,284)
 Wages Paid, Net of Amounts Capitalized                (20,415)    (18,500)
 Payment of Other Operations and Maintenance Costs     (33,337)    (25,638)
 Capital Lease Interest Paid                           (42,457)    (43,733)
 Taxes Paid, Net of Amounts Capitalized                (12,971)    (11,450)
 Interest Paid, Net of Amounts Capitalized             (23,792)    (23,564)
 Income Taxes Paid                                     (10,450)         (2)
 Interest Received                                       5,777       4,618
 Other                                                   4,680       2,146
----------------------------------------------------------------------------
  Net Cash Flows - Operating Activities                 47,878      16,154
----------------------------------------------------------------------------
Cash Flows from Investing Activities
 Capital Expenditures                                  (39,561)    (26,307)
 Investments in and Loans to
  Millennium Energy Businesses                          (7,897)     (2,118)
 Proceeds from the Sale of
  Millennium Energy Businesses                               -      19,950
 Purchase of Springerville Lease Debt                        -     (27,633)
 Other                                                  (1,376)        (96)
----------------------------------------------------------------------------
  Net Cash Flows - Investing Activities                (48,834)    (36,204)
----------------------------------------------------------------------------
Cash Flows from Financing Activities
 Payments to Retire Long-Term Debt                      (1,225)     (1,225)
 Payments to Retire Capital Lease Obligations          (14,500)    (20,725)
 Common Stock Dividends Paid                            (3,329)     (2,583)
 Other                                                   1,302         795
----------------------------------------------------------------------------
  Net Cash Flows - Financing Activities                (17,752)    (23,738)
----------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents              (18,708)    (43,788)
Cash and Cash Equivalents, Beginning of Year           163,004     145,288
----------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period            $  144,296  $  101,500
============================================================================

SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION
----------------------------------------------------------------------------

Net Income                                          $   19,265  $      242
Adjustments to Reconcile Net Income to Net Cash
 Flows
  Depreciation and Amortization Expense                 28,698      27,456
  Amortization of Transition Recovery Asset              2,346         903
  Unrealized (Gains) Losses on
  Forward Sales and Purchase Contracts                  (3,162)          -
  Amortization of Deferred Debt-Related Costs
   Included in Interest Expense                            504       1,192
  Deferred Income Taxes                                  3,644       5,587
  Unremitted Losses of Unconsolidated Subsidiaries       2,262         685
  Gain on Sale of Nations Energy's
   Czech Republic Interest                                   -      (2,527)
  Market Value Adjustments Related to Nations Energy         -       1,499
  Other                                                 (1,244)        955
 Changes in Assets and Liabilities which Provided
 (Used)
  Cash Exclusive of Changes Shown Separately
   Accounts Receivable                                  28,052       6,264
   Materials and Fuel                                   (1,537)       (998)
   Accounts Payable                                    (12,550)     (2,985)
   Interest Accrued                                    (29,971)    (25,862)
   Taxes Accrued                                        10,446      10,671
   Other Current Assets                                   (194)     (5,457)
   Other Current Liabilities                            (1,201)     (1,851)
   Other Deferred Assets                                  (303)        916
   Other Deferred Liabilities                            2,823        (536)
----------------------------------------------------------------------------
Net Cash Flows - Operating Activities               $   47,878  $   16,154
============================================================================
See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 31,  December 31,
                                                      2001        2000
                                                   (Unaudited)
---------------------------------------------------------------------------
                                                  - Thousands of Dollars -
ASSETS
Utility Plant
 Plant in Service                                   $2,399,033  $2,389,587
 Utility Plant Under Capital Leases                    741,446     741,446
 Construction Work in Progress                         112,929      94,789
---------------------------------------------------------------------------
  Total Utility Plant                                3,253,408   3,225,822
 Less Accumulated Depreciation and Amortization     (1,209,630) (1,186,035)
 Less Accumulated Depreciation of
  Capital Lease Assets                                (340,851)   (333,497)
---------------------------------------------------------------------------
  Total Utility Plant - Net                          1,702,927   1,706,290
---------------------------------------------------------------------------

Investments and Other Property                         141,273     121,811
---------------------------------------------------------------------------
Current Assets
 Cash and Cash Equivalents                             144,296     163,004
 Accounts Receivable                                    87,690     115,742
 Materials and Fuel                                     45,936      44,399
 Deferred Income Taxes - Current                        17,879      17,790
 Other                                                  19,467      19,273
---------------------------------------------------------------------------
  Total Current Assets                                 315,268     360,208
---------------------------------------------------------------------------
Regulatory and Other Assets
 Transition Recovery Asset                             350,937     353,283
 Income Taxes Recoverable Through Future Revenues       71,381      73,459
 Other Regulatory Assets                                 7,999       7,690
Other Assets                                            48,133      48,643
---------------------------------------------------------------------------
  Total Regulatory and Other Assets                    478,450     483,075
---------------------------------------------------------------------------
Total Assets                                        $2,637,918  $2,671,384
===========================================================================

CAPITALIZATION AND OTHER LIABILITIES
Capitalization
 Common Stock Equity                                $  374,915  $  372,169
 Capital Lease Obligations                             848,571     857,829
 Long-Term Debt                                      1,131,170   1,132,395
----------------------------------------------------------------------------
  Total Capitalization                               2,354,656   2,362,393
----------------------------------------------------------------------------
Current Liabilities
 Current Obligations Under Capital Leases               23,001      21,147
 Current Maturities of Long-Term Debt                    1,725       1,725
 Accounts Payable                                       50,737      65,891
 Interest Accrued                                       29,347      63,852
 Taxes Accrued                                          37,257      26,811
 Forward Sale and Purchase Contracts                    19,946           -
 Accrued Employee Expenses                              11,496      14,405
 Other                                                   7,694       8,547
----------------------------------------------------------------------------
  Total Current Liabilities                            181,203     202,378
----------------------------------------------------------------------------
Deferred Credits and Other Liabilities
 Deferred Income Taxes - Noncurrent                     43,658      51,035
 Other                                                  58,401      55,578
----------------------------------------------------------------------------
  Total Deferred Credits and Other Liabilities         102,059     106,613
----------------------------------------------------------------------------
Total Capitalization and Other Liabilities          $2,637,918  $2,671,384
============================================================================
See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                  Accumulated
                                     Accumulated     Other          Total
                             Common    Earnings  Comprehensive  Stockholders'
                             Stock    (Deficit)  Income (Loss)     Equity
----------------------------------------------------------------------------
                                        - Thousands of Dollars -

Balances at
 December 31, 2000       $  655,539  $ (283,370)  $        -    $  372,169
----------------------------------------------------------------------------
Comprehensive Income
 (Loss):
  2001 Year-to-Date Net
   Income                         -      19,265            -        19,265
  Cumulative Effect of
   Accounting Change (net
   of $9,179,000 income
   tax benefit)                   -           -      (13,827)      (13,827)
  Unrealized Loss on Cash
   Flow Hedges Not Yet
   Settled (net of
   $4,721,000 income tax
   benefit)                       -           -       (7,111)       (7,111)
  Reversal of Previously
   Recorded Unrealized
   Losses for Contracts
   which Settled During
   the Period (net of
   $4,556,000 income tax
   expense)                       -           -        6,863         6,863
                                                                 -----------
Total Comprehensive Income                                           5,190
                                                                 -----------

  46,794 Shares Issued under
   Stock Compensation
   Plans                        779           -            -           779
  5,264 Shares Distributed
   by Deferred Compensation
   Trust                        106           -            -           106
  Dividend Declared               -      (3,329)           -        (3,329)
----------------------------------------------------------------------------

Balances at
 March 31, 2001          $  656,424  $ (267,434)  $  (14,075)   $  374,915
============================================================================
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

The weather causes seasonal fluctuations in TEP's sales. As a result, quarterly results are not indicative of annual operating results. The quarterly financial statements that follow are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. Also see Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations. This quarterly report should be reviewed in conjunction with TEP's 2000 Form 10-K.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                       Three Months Ended
                                                            March 31,
                                                         2001       2000
                                                           (Unaudited)
----------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Operating Revenues
 Electric Retail Sales                              $  134,677  $  131,290

 Electric Sales for Resale:
  Electric Sales for Resale Delivered                  143,687      44,780
  Unrealized Gain (Loss) on Forward Sales              (39,767)          -
----------------------------------------------------------------------------
   Total Electric Sales for Resale                     103,920      44,780

 Other                                                     744         553
----------------------------------------------------------------------------
  Total Operating Revenues                             239,341     176,623
----------------------------------------------------------------------------
Operating Expenses
 Fuel                                                   70,951      43,549

 Purchased Power:
  Purchased Power Received                              46,372      16,991
  Unrealized (Gain) Loss on Forward Purchases          (42,459)          -
----------------------------------------------------------------------------
   Total Purchased Power                                 3,913      16,991

 Other Operations                                       35,074      28,873
 Maintenance and Repairs                                12,179       8,344
 Depreciation and Amortization                          28,480      27,387
 Amortization of Transition Recovery Asset               2,346         903
 Taxes Other Than Income Taxes                          11,523      12,194
 Income Taxes                                           15,195      (1,062)
----------------------------------------------------------------------------
  Total Operating Expenses                             179,661     137,179
----------------------------------------------------------------------------
   Operating Income                                     59,680      39,444
----------------------------------------------------------------------------
Other Income (Deductions)
 Income Taxes                                           (2,102)     (1,956)
 Interest Income                                         2,773       2,036
 Interest Income - Note Receivable from
  UniSource Energy                                       2,300       2,326
 Other Income                                              317         513
----------------------------------------------------------------------------
  Total Other Income (Deductions)                        3,288       2,919
----------------------------------------------------------------------------
Interest Expense
 Long-Term Debt                                         15,772      16,874
 Interest on Capital Leases                             22,692      23,254
 Other Interest Expense                                  1,463       2,321
----------------------------------------------------------------------------
  Total Interest Expense                                39,927      42,449
----------------------------------------------------------------------------
Income (Loss) Before Cumulative Effect of
 Accounting Change                                      23,041         (86)

Cumulative Effect of Accounting Change - Net of Tax        470           -
----------------------------------------------------------------------------
Net Income (Loss)                                   $   23,511  $      (86)
============================================================================
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
                                                            March 31,
                                                         2001       2000
                                                           (Unaudited)
----------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
 Cash Receipts from Electric Retail Sales           $  157,671  $  153,005
 Cash Receipts from Electric Sales for Resale          152,969      41,107
 Fuel Costs Paid                                       (80,603)    (44,551)
 Purchased Power Costs Paid                            (49,194)    (17,284)
 Wages Paid, Net of Amounts Capitalized                (18,361)    (16,489)
 Payment of Other Operations and Maintenance Costs     (25,689)    (23,055)
 Capital Lease Interest Paid                           (42,450)    (43,721)
 Taxes Paid, Net of Amounts Capitalized                (12,303)    (11,344)
 Interest Paid, Net of Amounts Capitalized             (23,792)    (23,564)
 Income Taxes Paid                                     (10,450)         (2)
 Interest Received                                       4,536       3,333
----------------------------------------------------------------------------
  Net Cash Flows - Operating Activities                 52,334      17,435
----------------------------------------------------------------------------
Cash Flows from Investing Activities
 Capital Expenditures                                  (29,210)    (23,616)
 Other Investments - Net                                  (339)        159
----------------------------------------------------------------------------
  Net Cash Flows - Investing Activities                (29,549)    (23,457)
----------------------------------------------------------------------------
Cash Flows from Financing Activities
 Payments to Retire Long-Term Debt                      (1,225)     (1,225)
 Payments to Retire Capital Lease Obligations          (14,482)    (20,705)
 Other                                                     830         630
----------------------------------------------------------------------------
  Net Cash Flows - Financing Activities                (14,877)    (21,300)
----------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents     7,908     (27,322)
Cash and Cash Equivalents, Beginning of Year            88,712      88,402
----------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period            $   96,620  $   61,080
============================================================================

SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION
----------------------------------------------------------------------------

Net Income (Loss)                                   $   23,511  $      (86)
Adjustments to Reconcile Net Income (Loss) to
 Net Cash Flows
  Depreciation and Amortization Expense                 28,480      27,387
  Amortization of Transition Recovery Asset              2,346         903
  Unrealized (Gains) Losses on
   Forward Sales and Purchase Contracts                 (3,162)          -
  Amortization of Deferred Debt-Related Costs
   Included in Interest Expense                            504       1,192
  Deferred Income Taxes                                  6,117       5,767
  Unremitted Losses of Unconsolidated Subsidiaries         409         114
  Interest on Note Receivable from UniSource Energy     (2,300)     (2,326)
  Other                                                  1,774         830
  Changes in Assets and Liabilities which Provided
   Used) Cash Exclusive of Changes Shown Separately
   Accounts Receivable                                  27,545       8,070
   Materials and Fuel                                     (834)     (1,000)
   Accounts Payable                                    (14,112)     (3,185)
   Interest Accrued                                    (29,971)    (25,862)
   Taxes Accrued                                        10,353      10,788
   Other Current Assets                                  1,448      (3,502)
   Other Current Liabilities                            (1,428)     (2,029)
   Other Deferred Assets                                (1,263)        916
   Other Deferred Liabilities                            2,917        (542)
----------------------------------------------------------------------------
Net Cash Flows - Operating Activities               $   52,334  $   17,435
============================================================================
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 31,  December 31,
                                                      2001        2000
                                                   (Unaudited)
---------------------------------------------------------------------------
                                                  - Thousands of Dollars -
ASSETS
Utility Plant
 Plant in Service                                   $2,399,033  $2,389,587
 Utility Plant Under Capital Leases                    741,446     741,446
 Construction Work in Progress                         112,929      94,789
---------------------------------------------------------------------------
  Total Utility Plant                                3,253,408   3,225,822
 Less Accumulated Depreciation and Amortization     (1,209,630) (1,186,035)
 Less Accumulated Depreciation of
  Capital Lease Assets                                (340,851)   (333,497)
---------------------------------------------------------------------------
  Total Utility Plant - Net                          1,702,927   1,706,290
---------------------------------------------------------------------------
Investments and Other Property                          91,642      92,334
---------------------------------------------------------------------------
Note Receivable from UniSource Energy                   70,132      70,132
---------------------------------------------------------------------------
Current Assets
 Cash and Cash Equivalents                              96,620      88,712
 Interest on Note Receivable from UniSource Energy       2,300           -
 Accounts Receivable                                    89,373     116,580
 Materials and Fuel                                     44,681      43,847
 Deferred Income Taxes - Current                        10,751      10,662
 Other                                                   5,137       6,585
---------------------------------------------------------------------------
  Total Current Assets                                 248,862     266,386
---------------------------------------------------------------------------
Regulatory and Other Assets
 Transition Recovery Asset                             350,937     353,283
 Income Taxes Recoverable Through Future Revenues       71,381      73,459
 Other Regulatory Assets                                 7,999       7,690
Other Assets                                            31,811      31,361
---------------------------------------------------------------------------
  Total Regulatory and Other Assets                    462,128     465,793
---------------------------------------------------------------------------
Total Assets                                        $2,575,691  $2,600,935
===========================================================================

CAPITALIZATION AND OTHER LIABILITIES
Capitalization
 Common Stock Equity                                $  305,413  $  295,660
 Capital Lease Obligations                             848,260     857,519
 Long-Term Debt                                      1,131,170   1,132,395
---------------------------------------------------------------------------
  Total Capitalization                               2,284,843   2,285,574
---------------------------------------------------------------------------
Current Liabilities
 Current Obligations Under Capital Leases               22,871      21,031
 Current Maturities of Long-Term Debt                    1,725       1,725
 Accounts Payable                                       57,245      73,955
 Interest Accrued                                       29,347      63,852
 Taxes Accrued                                          35,838      25,485
 Forward Sale and Purchase Contracts                    19,946           -
 Accrued Employee Expenses                              11,168      14,152
 Other                                                   5,329       5,671
---------------------------------------------------------------------------
  Total Current Liabilities                            183,469     205,871
---------------------------------------------------------------------------
Deferred Credits and Other Liabilities
 Deferred Income Taxes - Noncurrent                     49,076      53,980
 Other                                                  58,303      55,510
---------------------------------------------------------------------------
  Total Deferred Credits and Other Liabilities         107,379     109,490
---------------------------------------------------------------------------
Total Capitalization and Other Liabilities          $2,575,691  $2,600,935
===========================================================================
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   Accumulated
                               Capital Accumulated    Other         Total
                        Common  Stock   Earnings  Comprehensive Stockholders'
                        Stock  Expense (Deficit)  Income (Loss)    Equity
----------------------------------------------------------------------------
                                     - Thousands of Dollars -

Balances at
 December 31, 2000   $ 651,723 $ (6,357) $(349,706) $      -      $ 295,660
----------------------------------------------------------------------------
Comprehensive
 Income (Loss):
  2001 Year-to-Date
   Net Income                -        -     23,511         -         23,511
  Cumulative Effect of
   Accounting Change
   (net of $9,179,000
   income tax benefit)       -        -          -   (13,827)       (13,827)
  Unrealized Loss on
   Cash Flow Hedges
   Not Yet Settled
   (net of $4,721,000
   income tax benefit)       -        -          -    (7,111)        (7,111)
  Reversal of Previously
   Recorded Unrealized
   Losses for Contracts
   which Settled During
   the Period (net of
   $4,556,000 income
   tax expense)              -        -          -     6,863          6,863
                                                                 -----------
Total Comprehensive Income                                            9,436
                                                                 -----------
Other                      317        -          -         -            317
----------------------------------------------------------------------------

Balances at
 March 31, 2001      $ 652,040 $ (6,357) $(326,195) $(14,075)     $ 305,413
============================================================================
See Notes to Condensed Consolidated Financial Statements.

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

     We continue to apply FAS 71 to the distribution and transmission portions of TEP's business, our regulated operations. We periodically assess whether we can continue to apply FAS 71 to these operations. If we stopped applying FAS 71 to TEP's remaining regulated operations, we would write off the related balances of TEP's regulatory assets as a charge in our income statement. Based on the balances of TEP's regulatory assets at March 31, 2001, if we had stopped applying FAS 71 to TEP's remaining regulated operations, we would have recorded an extraordinary loss, after-tax, of approximately $260 million. While regulatory orders and market conditions may affect our cash flows, our cash flows would not be affected if we stopped applying FAS 71.


NOTE 2.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
---------------------------------------------------------------------

     In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. A derivative financial instrument or other contract derives its value from another investment or designated benchmark. We buy and sell wholesale power using forward contracts which are considered to be derivatives. Under forward contracts, TEP commits to purchase or sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one month, three months or one year. Forward contracts may consist of sales of TEP's excess generating capacity, purchases to meet our retail and firm energy commitments, or trading activity, where forward sales and purchases may be made within established limits to take advantage of favorable market opportunities.

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

     On January 1, 2001, we adopted FAS 133. The financial statements for 2000 do not reflect the requirements of FAS 133, as we recorded realized gains and losses at the contract settlement date. FAS 133 requires us to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value and to record the related unrealized gains and losses throughout the contract period until settlement. Based on our interpretation of FAS 133 and other guidance, we have classified our wholesale forward contracts as follows:

 - Normal Purchases and Sales: Our off-peak forward purchases and sales generally qualify as normal purchases and sales and are excluded from the requirements of FAS 133. The realized gains and losses on these contracts are reflected in the income statement at the contract settlement date.

 - Cash Flow Hedge: On-peak forward purchase contracts to meet our retail and firm commitments, as well as on-peak forward sales contracts of our excess system capacity are generally classified as cash flow hedges. Our on-peak purchases and sales occur daily from 6 a.m. until 10 p.m., Monday through Saturday. The unrealized gains and losses related to these forward contracts are included in Other Comprehensive Income, a component of stockholders' equity. These unrealized gains and losses are reversed from Other Comprehensive Income when the contracts are settled.

 - Trading Activity: Our trading activity generally consists of forward on-peak sales and purchases that do not qualify for cash flow hedge treatment. The unrealized gains and losses related to these forward contracts are reflected in the income statement.

     On January 1, 2001, we recorded the cumulative effects of adopting FAS 133 in our financial statements by recognizing all derivatives at fair value and recording the following amounts on our forward contracts as of January 1, 2001:

  Income Statement: after-tax unrealized gain of $470,000.
  Balance Sheet:
   - Other Comprehensive Income, a component of stockholders' equity: after-tax unrealized loss of $14 million, and
   - Forward Sale and Purchase Contract Liability of $22 million.

     Under FAS 133, we record unrealized gains and losses on our forward contracts and adjust the related liability on a monthly basis to reflect the market prices at the end of the month. In the first quarter of 2001, we recorded the following amounts on our forward contracts:

  Income Statement: after-tax unrealized loss on forward sales of $24 million and after-tax unrealized gain on forward purchases of $26 million.
  Balance Sheet:
   - Other Comprehensive Income, a component of stockholders' equity: a net after-tax unrealized loss of $248,000, consisting of:
      - an unrealized loss of $7 million; and
      - a $7 million reversal of previously recorded unrealized losses on cash flow hedges which settled during the period.
   - We adjusted the Forward Sale and Purchase Contract Liability to
     $20 million.

     All hedged contracts open at March 31, 2001 will be settled by December 31, 2001, and as a result, the unrealized losses included in Other Comprehensive Income as of March 31, 2001 will be reversed from Other Comprehensive Income by year-end.

     The market prices used to determine fair value for forward contracts are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value.

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


NOTE 3. MILLENNIUM ENERGY BUSINESSES
------------------------------------

  ENERGY TECHNOLOGY INVESTMENTS

     At March 31, 2001, Millennium owned 67% of the following entities. ITN Energy Systems, Inc., a privately held company (ITN) owned the remaining 33%. The financial statements for these entities are consolidated into the first quarter 2001 financial statements included in this document.

 - Global Solar Energy, Inc. (Global Solar) is a developer and manufacturer of flexible thin-film photovoltaic cells. Global Solar began limited production of photovoltaic cells in 1999. Target markets for its products include military, space and commercial applications.

     In 2000, Millennium agreed to provide $20 million in credit to Global Solar over a maximum period of 4 years to fund its production and expansion. As of March 31, 2001, Millennium has funded $9 million under this credit commitment, $5 million of which was funded in the first quarter of 2001.

     Global Solar has certain federal government contracts that require Global Solar to contribute to the research and development effort under a cost share arrangement. Global Solar's share of costs is expensed as incurred or capitalized in accordance with the terms of the contract. Global Solar's remaining cost share commitment under these contracts at March 31, 2001 was approximately $700,000.

 - Infinite Power Solutions, Inc. is a developer of thin-film batteries and was established in 2000. In 2000, Millennium committed to provide $6 million of credit to this entity. As of March 31, 2001, Millennium had not provided any funding under this agreement. ITN contributed certain assets and proprietary and intellectual property relating to thin-film battery technology.

     During the first quarter of 2001, Millennium and ITN formed and began to provide funding to the following entities, which are accounted for under the equity method of accounting:

 - MicroSat Systems Inc. is a space systems company formed for the purpose of developing and commercializing small-scale satellites. Millennium owns 49%, and the remaining 51% is owned by ITN. Millennium has agreed to provide $10 million in equity and $10 million in credit to the venture. ITN will contribute development contracts and proprietary technologies.

MicroSat has certain federal government contracts that require MicroSat to contribute to the research and development effort under a cost share arrangement. MicroSat's share of costs is expensed as incurred or capitalized in accordance with the terms of the contract. MicroSat's remaining cost share commitment under these contracts at March 31, 2001 was approximately $9 million.

 - A product development company, was formed to provide research and development services to Global Energy Solutions, Inc.'s affiliates, MicroSat and third parties. Millennium owns 49%, and the remaining 51% is owned by ITN. Millennium committed to provide $3 million in equity and $1 million in credit. ITN will contribute certain contracts, technologies and intellectual property, including its thermal desalinization technology.

     Millennium provided $4 million in equity funding to these entities in the first quarter of 2001.

     Millennium expects to fund a total of $25 million to $35 million to its various Energy Technology Investments in 2001. A significant portion of the funding under these agreements will be used for research and development purposes, establishment of the production line, and other administrative costs. As funds are expended for these purposes, it is expected that a major portion will be expensed.

  NATIONS ENERGY COMMITMENTS

     Nations Energy, a wholly-owned subsidiary of Millennium, develops independent power projects in foreign energy markets. Through its subsidiaries, Nations Energy has a 26% equity interest in a power project located in Curacao, Netherland Antilles. The 160 MW project is scheduled for completion in 2003. Once completed, the generating facility will provide all electricity, steam, desalinated water and compressed air for use in the oil refinery on the island of Curacao and electricity for distribution to the community of Curacao. As of March 31, 2001, Nations Energy's total investment in this project was $4 million, of which $1 million was contributed in the first quarter of 2001. In addition, in December 2000, Nations Energy provided a $7 million deposit to fund scheduled equity contributions through April 2003, which is held by a financial institution. At March 31, 2001, $6 million of this deposit remained. Nations Energy holds a $10 million deposit primarily for possible construction overruns and a guarantee of $6 million of equity on behalf of another participant in the project.

  OTHER MILLENNIUM INVESTMENTS AND COMMITMENTS

     In July 2000, Millennium made a $15 million capital commitment to a limited partnership which will fund energy related investments. As of March 31, 2001, Millennium has funded $5 million under this commitment, $4 million of which was funded in the first quarter of 2001. The remaining $10 million is expected to be invested within two to three years. A member of the UniSource Energy Board of Directors has a minor investment in the project. An affiliate of such board member serves as the general partner.

     In November 2000, Millennium made a $5 million capital commitment to a venture capital fund that will focus on information technology, optics and biotechnology in Tucson, Arizona. The company that manages the fund is owned by a member of the UniSource Energy Board of Directors. As of March 31, 2001, Millennium had funded $150,000 under this commitment. Millennium expects to fund approximately $1 million under this agreement in 2001.

     In the first quarter of 2001, Millennium incurred expenditures of $11 million in relation to the purchase of a 20 MW gas turbine, which will be constructed at a site in Tucson. The unit is expected to be in operation by mid-2001 to provide energy to help meet TEP's summer peaking needs. These expenditures are included in capital expenditures on UniSource Energy's cash flow statement for the three months ended March 31, 2001.


  RECLASSIFICATION OF MILLENNIUM ENERGY BUSINESSES RESULTS

     The operating revenues and expenses from the Millennium Energy businesses are currently included as part of UniSource Energy's Operating Revenues and Operating Expenses. Previously, these revenues and expenses were included in the Millennium Energy Businesses line item in the Other Income and Deduction section of the income statement. The income statement for the three months ended March 31, 2000 has been reclassified to conform to the new presentation.


NOTE 4.  BUSINESS SEGMENTS
--------------------------

     Based on the way we organize our operations and evaluate performance, we have two reportable business segments. UniSource Energy's principal business segment is TEP, an electric utility business. The other reportable business segment consists of the unregulated energy businesses of Millennium (see Note 3).

     Intersegment revenues are not material. The only significant reconciling adjustment is for the elimination of the intercompany note between UniSource Energy and TEP as well as the related interest income and expense. All other intercompany activity and balances have been eliminated. We disclose selected financial data for our business segments in the following tables:

----------------------------------------------------------------------
                              Segments
                        ---------------------
                                                            UniSource
                                             Reconciling     Energy
                          TEP    Millennium  Adjustments  Consolidated
----------------------------------------------------------------------
                                     - Thousands of Dollars  -
Income Statement
----------------
Three months ended
 March 31, 2001:
  Operating Revenues  $  239,341  $   3,945    $ (2,080)    $  241,206
-----------------------------------------------------------------------
  Net Income (Loss)
   Before Income Taxes
   and Cumulative Effect
   of Accounting Change   40,338     (4,427)     (2,300)        33,611
-----------------------------------------------------------------------
  Cumulative Effect of
   Accounting Change         470          -           -            470
-----------------------------------------------------------------------
  Net Income (Loss)       23,511     (2,863)     (1,383)        19,265
-----------------------------------------------------------------------
Three months ended
 March 31, 2000:
  Operating Revenues  $  176,623  $   1,054    $   (198)    $  177,479
-----------------------------------------------------------------------
  Net Income (Loss)
   Before Income Taxes       808       (380)     (1,898)        (1,470)
-----------------------------------------------------------------------
  Net Income (Loss)          (86)     1,469      (1,141)           242
-----------------------------------------------------------------------

Balance Sheet
-------------
Total Assets,
 March 31, 2001       $2,575,691  $ 139,646    $(77,419)    $2,637,918
Total Assets,
 December 31, 2000     2,600,935    167,331     (96,882)     2,671,384
-----------------------------------------------------------------------


NOTE 5.  COMMITMENTS AND CONTINGENCIES
--------------------------------------

  TEP COMMITMENTS AND CONTINGENCIES

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

     Southern California Edison Company (SCE) is a 48% owner of the station. SCE has publicly disclosed that due to the high cost of wholesale power in California which to date it has not been able to recover from customers, it may no longer be able to continue to meet its financial obligations. SCE has made all of its payments for the station for periods through April 30, 2001. However, we are uncertain whether SCE will be able to continue to make its payments for the remainder of 2001. Based on the operating budget for the station for the year 2001, in the event that SCE were to fail to pay, TEP may be required to pay on SCE's behalf, for the power SCE receives, an average amount of $1 million per month for up to six months.

      TEP is unable to predict whether TEP will be required to make any such payments in the future.

  MILLENNIUM COMMITMENTS

     See Note 3 for a description of Millennium's commitments.


NOTE 6.  WHOLESALE ACCOUNTS RECEIVABLE AND ALLOWANCES
-----------------------------------------------------

     Market prices for wholesale power were significantly higher during the first quarter of 2001 and the third and fourth quarters of 2000 than in the first two quarters of 2000 due to a shortage of generation and the rising price of natural gas. During January and February 2001, SCE and Pacific Gas & Electric Company (PG&E), two of the largest utility market participants in California, defaulted on payments due to the California Power Exchange (CPX) and California Independent System Operator (CISO) for power consumed in the fourth quarter of 2000 and the first quarter of 2001. On January 30, 2001, the CPX suspended its day-ahead and day-of energy trading and subsequently ceased operations and filed for bankruptcy. Beginning in January 2001, the California Department of Water Resources (CDWR) was authorized to make energy purchases on behalf of California customers. PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on April 6, 2001. SCE signed a Memorandum of Understanding with the CDWR on April 9, 2001, which sets forth a comprehensive plan calling for legislation, regulatory action and definitive agreements designed to resolve certain aspects of the energy crisis and restore SCE's creditworthiness and liquidity. Although TEP did not make sales directly to either SCE or PG&E in 2000 or 2001, it did sell approximately $58 million of power to the CPX and the CISO during 2000 and $7 million in January 2001. TEP sold $9 million of power to the CDWR in the first quarter of 2001, all of which has been paid according to terms.

     The CPX has withheld some amounts due to parties, including TEP, that sold power to the CPX in the fourth quarter of 2000 and the first quarter of 2001. In addition, under default provisions contained in the CPX tariff, the CPX has allocated the defaults of CPX participants to remaining participants based upon the level of trading activity of each participant during the preceding three-month period. Not only have initial defaults of a CPX debtor been charged back to the other participants, but defaults by other participants on charge-backs have also been charged back. TEP has not collected the full amount due for sales to the CPX and CISO in the fourth quarter of 2000 and the first quarter of 2001 and TEP has been assessed amounts due as charge-backs. A number of CPX participants filed suit against the CPX in February 2001, and a preliminary injunction was implemented that precluded the CPX from issuing any more invoices for charge-backs, attempting to collect on charge-backs or exercising against collateral. In April 2001, the FERC ordered the CPX to issue new invoices reflecting the reversal of the charge-backs on the CPX accounting records.

     Also during 2000, the FERC established certain soft caps on prices for power sold at the CPX. The caps did not have a significant impact on sales to the CPX during the first three quarters of 2000. However, during the fourth quarter of 2000 and the first quarter of 2001, prices for power in the day-ahead and real-time markets frequently exceeded the caps established by FERC. During March 2001, the FERC issued two orders requiring certain generators that sold power to California in January and February 2001 to either refund amounts over specified market prices or provide further data to defend their transactions. The FERC has not yet addressed whether any refunds are due on sales made from October 2, 2000 through December 31, 2000. TEP was not named in these FERC orders and to date, no TEP sales have been rescinded due to a price in excess of the cap. Other parties in California have indicated an intent to seek return of revenues earned by wholesale power suppliers which they determine to be "unlawful profits." The determination of what would constitute "unlawful profits" is unclear at the present time. In January 2001, the cities of San Francisco and San Diego publicly disclosed that they had filed suit against several large generators seeking return of what may be determined to be excessive profits.

     TEP has not been named as a defendant in any suits; TEP sales to the CPX were insignificant as a percent of total sales to the CPX. Substantially all of the sales TEP made to the CPX in 2000 and in 2001 were at prices at or below the soft caps imposed by FERC. TEP believes that it has minimal, if any, exposure for any return of revenues earned in excess of the caps.

     On February 21, 2001, TEP filed a complaint at the FERC charging that the State of California, California Governor Gray Davis, and the CPX violated the Federal Power Act by letting the CDWR seize the forward contracts of SCE and PG&E at the CPX without prior FERC approval. TEP contends that this seizure violates the CPX tariff which provides for the liquidation of favorable forward positions to mitigate a market participant's default amount.

     We considered the potential non-payment for certain amounts due to TEP but not yet paid, the charge-back billings to TEP and the potential implication of the soft caps if they were extended retroactively to the CPX and CISO markets when we calculated our allowances for doubtful accounts and potential refunds for wholesale transactions for 2000 and 2001. We have recorded allowances amounting to approximately $16 million, $7 million of which was recorded in the first quarter of 2001 and $9 million of which was recorded in the fourth quarter of 2000. These allowances reserve in full the unpaid amounts which are past due to TEP. We recorded no such allowances in periods prior to the fourth quarter of 2000.


NOTE 7.  INCOME TAXES
---------------------


     The differences between the income tax expense (benefit) and the amount obtained by multiplying pre-tax income by the U.S. statutory federal income tax rate of 35% are as follows:


                                 UniSource Energy        TEP
                               ------------------  ------------------
                               Three Months Ended  Three Months Ended
                                     March 31,          March 31,
                                  2001      2000     2001      2000
----------------------------------------------------------------------
                                       -Thousands of Dollars -
Federal Income Tax Expense
 (Benefit) at Statutory Rate  $ 12,038  $   (515)  $  14,392  $   283
   State Income Tax Expense
    (Benefit), Net of Federal
     Deduction                   1,685       (72)      2,015       40
   Depreciation Differences
    (Flow Through Basis)         1,250       561       1,250      561
   Foreign Operations of
     Millennium Energy
     Businesses                     (8)   (1,735)          -        -
   Other                           163        49         (48)      10
----------------------------------------------------------------------
Total Federal and State
 Income Tax Expense (Benefit) $ 15,128  $ (1,712)  $  17,609  $   894
======================================================================

Income tax expense (benefit) included in the income statements consists of the following:

                                 UniSource Energy        TEP
                               ------------------  ------------------
                               Three Months Ended  Three Months Ended
                                   March 31,            March 31,
                                  2001      2000     2001      2000
----------------------------------------------------------------------
                                       -Thousands of Dollars -
Operating Expenses            $ 13,572  $ (1,998)  $  15,195  $(1,062)
Other Income (Deductions)        1,244       286       2,102    1,956
Cumulative Effect of
 Accounting Change                 312         -         312        -
----------------------------------------------------------------------
Total Income Tax
 Expense (Benefit)            $ 15,128  $ (1,712)  $  17,609  $   894
======================================================================

     Due to the financial restructuring, a change in TEP's ownership occurred for tax purposes in December 1991. This change limits our use of the NOL and ITC generated before 1992 under the tax code. At December 31, 2000, we had approximately $138 million of NOL and $20 million of ITC subject to the pre-1992 limitation and $164 million of NOL not subject to the limitation. Because of the appropriate valuation allowance amounts recorded, we do not expect these annual limitations to have a material adverse impact on the financial statements.


NOTE 8.  REVIEW BY INDEPENDENT ACCOUNTANTS
------------------------------------------

     With respect to the unaudited condensed consolidated financial information of UniSource Energy and TEP for the three-month periods ended March 31, 2001 and 2000, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 4, 2001 appearing herein states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.


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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------------------------

      UniSource Energy Corporation (UniSource Energy) is a holding company that owns the outstanding common stock of Tucson Electric Power Company
(TEP)  and  Millennium  Energy  Holdings, Inc.  (Millennium).   TEP  is  an
electric utility which has provided electric service to the community of Tucson, Arizona, for over 100 years and whose revenues reached $1 billion, for the first time, in 2000. Millennium is a holding company that invests in unregulated ventures related to the energy business. We conduct our business in these two primary business segments--TEP's Electric Utility Segment and the Millennium Energy Businesses Segment.

      Management's Discussion and Analysis explains the general financial condition and the results of operations for UniSource Energy and its two primary business segments and includes the following:

      * operating results during the first quarter of 2001 compared with the same period in 2000,
      * changes in liquidity and capital resources during the first quarter of 2001, and
      * expectations of identifiable material trends which may affect our business in the future.

      TEP is the principal operating subsidiary of UniSource Energy and accounts for substantially all of its assets and revenues. The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis. The seasonal nature of the electric utility business causes operating results to vary significantly from quarter to quarter. At March 31, 2001, Millennium's unregulated energy-related affiliates comprised approximately 5% of total assets, but at times have had a significant impact on our consolidated net income and cash flows.

      Management's Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements, beginning on page 2, which present the results of operations for the quarters ended March 31,
2001 and 2000. Management's Discussion and Analysis explains the differences between periods for specific line items of the Condensed Consolidated Financial Statements.

OVERVIEW
--------

      UniSource Energy recorded net income of $19.3 million for the first quarter of 2001, compared with net income of $0.2 million in the first quarter  of  2000.  The improvement in first quarter performance  over  the prior  year  is  primarily  the  result of  increased  wholesale  marketing activities and growth in retail electricity sales at TEP. Wholesale revenues more than tripled due to sales of available generating capacity, increased trading activities and significantly higher prices in the western U.S. energy markets. See Results of Operations for further detail.

      OUTLOOK AND STRATEGY

      Our financial prospects and outlook for the next few years will be affected by many competitive, regulatory and economic factors. Our plans and strategies include the following:

   * Continue to maintain our transmission and distribution system to reliably serve our retail customers.
   * Efficiently manage our generating resources and add capacity as necessary to serve our retail customers. We are adding peaking resources in the Tucson area to support expected growth in 2001.
   * Evaluate the expansion of the Springerville Generating Station by constructing Springerville Units 3 and 4. This additional generating capacity would provide energy under long-term contracts to potential wholesale power purchasers in Arizona and New Mexico and allow us to spread the fixed costs of the existing common faciltities over two additional generating units.
   * Take advantage of opportunities to sell in the wholesale power markets while carefully managing the risks associated with such activities. We believe that over the near-term, average prices in the wholesale power markets will remain at or above the average pricing levels of 2000.
   * Look for ways to reduce or control operating costs in order to improve profitability. Because our Settlement Agreement provides for a retail rate cap through 2008, we can benefit from cost savings and from expected growth in our retail customer base.
   * Continue to use some of our cash flows to de-leverage TEP. In addition to our required debt retirements, in the last three years we retired approximately $34 million in First Mortgage Bonds and invested $54 million in Springerville Unit 1 lease debt. We will continue to look for opportunities to retire or refinance higher coupon debt and make additional investments in lease debt.
   * Make ongoing investments in our technology affiliates. Although we will record certain development expenses and experience some losses in these investments, we believe that over time these ventures will be profitable.

      While we believe that our plans and strategies will continue to have a positive impact on our financial prospects and position, we recognize that we continue to be highly leveraged, and as a result, our access to the capital markets may be limited or more expensive than for less leveraged companies.


FACTORS AFFECTING RESULTS OF OPERATIONS
---------------------------------------

      COMPETITION
      -----------

      RETAIL

      The electric utility industry is undergoing significant regulatory change designed to encourage competition in the sale of electricity and related services. As of January 1, 2001, all of TEP's retail customers became eligible to choose an alternate energy supplier. Currently, there is one certified energy service provider (ESP) in TEP's retail service area. During the first quarter of 2001, five commercial customers at 19 locations, totaling 10 MW of load, elected to purchase their energy requirements from an alternate energy supplier. However, all of these customers have since returned to TEP's customer base. It is possible, however, that with open access in our retail service territory, these customers may return to the ESP, and other customers may elect to purchase their energy requirements from other energy suppliers. TEP also competes against gas service suppliers and others who provide energy services.

      TEP will continue to serve certain large retail customers under contracts negotiated by TEP. TEP has contracts with two major mining customers, one of which extends to 2006, with pricing tied to the price of copper. TEP's other major mining customer publicly announced in March 2001 that because of certain economic conditions, it plans to curtail production at its facilities in TEP's service area during August and September 2001. TEP believes that it will be able to use this excess capacity to service its retail load during this peak energy demand period, or sell into the wholesale market.

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

      In November 1999, the ACC approved the Settlement Agreement between TEP and certain customer groups relating to the implementation of retail electric competition, including TEP's recovery of its transition recovery assets and the unbundling of tariffs. The Settlement Agreement provides, among other things, that TEP freeze its retail rates until December 31, 2008, except under certain circumstances. These include the impact of (a) termination of the Fixed Competitive Transition Charge component of retail rates as a result of the early collection of $450 million of transition recovery assets; (b) changes in transmission charges due to regional transmission organizations; and (c) a transmission and distribution rate filing required in June 2004 which may result in lower rates. The Settlement Agreement also requires TEP to transfer its generating and other competitive assets to a subsidiary by December 31, 2002.

      The status of the Rules and the ability of ESPs to continue to sell competitive services may be subject to change due to recent court proceedings. Several parties, including certain rural electric cooperatives (Cooperatives), filed lawsuits in Maricopa County Superior Court challenging the Rules, contending, among other things, that allowing marketplace competition to determine rates violated the ACC's constitutional duty to set rates. The Court found the Rules to be unconstitutional and unlawful due to the failure of the Rules to establish a fair value rate base for competitive electric service providers and because certain of the Rules were not submitted for certification to the Arizona Attorney General. The Court also invalidated all ACC orders granting certificates of convenience and necessity to competitive electric service providers in Arizona.

      The ACC, RUCO (Residential Utility Consumer Office) and certain large industrial customers have appealed the decision to the Court of Appeals. In addition, the Cooperatives have filed a notice of cross appeal of certain aspects of the decision. Implementation of the judgment is stayed and the Rules remain in effect pending the outcome of the appeals.

      TEP cannot predict the effect of the recent court decision on the outcome of the appeals to which it is a party or the effect of the judgment, if affirmed upon appeal, on the introduction of retail electric competition in Arizona.

      WHOLESALE

      TEP competes with other utilities, power marketers and independent power producers in the sale of electric capacity and energy at market-based rates in the wholesale market. We expect the market price and demand for capacity and energy to continue to be influenced by the following factors during the next few years:

      *  continued population growth in the western United States;
      *  limited availability of capacity  throughout  the  western  United
         States;
      *  restructuring  of  the   electric  utility  industry  in  Arizona,
         California and other western states;
      *  the reduced availability and high prices of natural gas;
      *  precipitation, which affects hydropower availability;
      *  transmission constraints; and
      *  environmental restrictions and the cost of compliance.

      The average market price for around-the-clock energy based on CPX Palo Verde hub prices increased significantly in 2000 to $87 per MWh compared with $26 per MWh in 1999. In the first quarter of 2001, the comparable average market price based on the Dow Jones Palo Verde Index, was $188 per
MWh  compared  with $27 per MWh in the first quarter of 2000.   As  of  May
2001, we estimate the average forward around-the-clock market price for the
balance  of  the year 2001 to be approximately $250 per MWh.   Although  we
cannot predict whether such prices are sustainable for the long-term, we expect that average market prices during 2001 will remain at or above the average pricing levels of 2000. See Western Energy Markets below.

      NEW LONG-TERM WHOLESALE POWER CONTRACT

      In the first quarter of 2001, TEP signed a five-year wholesale contract to supply 60 MW of electricity to Phelps Dodge Energy Services
(PDES). The contract calls for TEP, beginning in March 2001, to supply the power at all times except during TEP's peak customer energy demand period, from July through September of each year. It also gives PDES the option of receiving the power at several of its operations outside TEP's service territory in Arizona and New Mexico. Under the contract, TEP can interrupt delivery of power if the utility experiences significant loss of any electric generating resources. TEP expects the contract to generate revenues of about $30 million annually through 2006.

      TRANSMISSION ACCESS

      In 1997, TEP, along with other transmission owners and users located in the southwestern U.S., began to investigate the feasibility of forming an Independent System Operator (ISO) for the region. Over 50 parties participated in a Development Agreement, and as a result, a non-profit corporation named Desert STAR was formed in September 1999. In December 1999, the FERC issued FERC Order 2000, which established timelines for all transmission owning entities to join a Regional Transmission Organization
(RTO) and defined the minimum characteristics and functions of an RTO. An ISO would satisfy the requirements of an RTO and would be responsible for ensuring transmission reliability and nondiscriminatory access to the regional transmission grid. Over 140 entities have become members of Desert STAR.

      TEP, along with several neighboring transmission owners located in the southwestern United States and Desert STAR, filed a report with the FERC on October 16, 2000 that detailed their progress in establishing an RTO. On December 27, 2000, Desert STAR, TEP, and other neighboring transmission owners and other customers of the transmission system filed an additional letter with FERC in which Desert STAR stated that it expected to file an application by the end of March 2001 to become an RTO, and that it expected to begin operation late in 2002. In February 2001, TEP, along with other stakeholders, filed a request for extension to May 2001 for completing the filing with the FERC. The formation of Desert STAR will be subject to approval by the FERC and state regulatory authorities in the region.

      The ACC Retail Electric Competition Rules also require the formation and implementation of an Arizona Independent Scheduling Administrator Association (AISA). The AISA is anticipated to be a temporary organization until the formation and implementation of an ISO or RTO. TEP participated in the creation of the AISA. This includes its incorporation as a not-for-profit entity, the filing at the FERC for approval of its proposed structure, rates and procedures, and the drafting of its protocols for operation. During 2000, the board of AISA approved a set of operating protocols, which it submitted to the FERC for approval. The FERC approved the protocols in part but rejected other parts, effectively requiring modifications to the protocols. The Board of the AISA had been unsuccessful in approving a compliance filing relative to the FERC Order and asked FERC for an indefinite stay of implementation until such time as the AISA Board could work out issues in the compliance filing. The FERC approved a stay, subject to the filing of status updates by the AISA. On May 1, 2001, the Board of the AISA approved the compliance filing and a filing to make minor modifications to the wording of the operating protocols for the AISA. The compliance filing will meet the requirements of the FERC order relative to the AISA and will provide sunset language should a future filing be needed to further modify the protocols. TEP continues to participate with the other Affected Utilities in developing the AISA's structure and protocols in response to retail competition.

      WESTERN ENERGY MARKETS
      ----------------------

      Due to the high market prices and the various factors influencing supply and demand (as detailed above), the California energy markets, as administered by the CPX and the CISO, became dysfunctional during 2000. These high prices and extraordinary market conditions affect not only California, but the entire Western Region of the United States and Canada. During January and February 2001, SCE and PG&E, two of the California utilities that are the largest market participants, defaulted on payments due to the CPX and CISO for power consumed in the fourth quarter of 2000 and the first quarter of 2001. On January 30, 2001, the CPX suspended its day-ahead and day-of energy trading and subsequently ceased operations and filed for bankruptcy. Beginning in January 2001, the California Department of Water Resources (CDWR) was authorized to make energy purchases on behalf of California customers. PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on April 6, 2001. SCE signed a Memorandum of Understanding (MOU) with the CDWR on April 9, 2001, which sets forth a comprehensive plan calling for legislation, regulatory action and definitive agreements designed to resolve certain aspects of the energy crisis and restore SCE's creditworthiness and liquidity.

      Although TEP did not make sales directly to either of these utilities in 2000 or 2001, it did make sales to the CPX and CISO and therefore is affected by the defaults noted above. We cannot predict the outcome of either the PG&E bankruptcy or the implementation of the SCE MOU and the effect, if any, on the introduction of retail electric competition in Arizona or TEP's ability to collect the full amounts it is owed by the CPX and CISO.

      PAYMENT DEFAULTS AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

      TEP sold approximately $58 million of power to the CPX and CISO during 2000 and $7 million during January of 2001. As a result of payment defaults by market participants, TEP's collection shortfall was approximately $9 million for sales made in 2000 and $7 million for sales made in 2001. We recorded an allowance for doubtful accounts and potential refunds for wholesale transactions for the full amount of these uncollected amounts in the fourth quarter of 2000 and the first quarter of 2001. Total reserves for potential non-payment of amounts due to TEP for sales to the CPX and CISO during 2000 and 2001 total $16 million. TEP sold $9 million of power to the CDWR in the first quarter of 2001, all of which has been paid according to terms.

      Under default provisions contained in the CPX tariff, the CPX allocated the defaults of CPX participants to remaining participants based upon the level of trading activity of each participant during the preceding three-month period. Not only were initial defaults of a CPX debtor charged back to the other participants, but defaults by other participants on charge-backs have also been charged back. A number of CPX participants filed suit against the CPX in February 2001, and a preliminary injunction was implemented that precluded the CPX from issuing any more invoices for charge-backs, attempting to collect on charge-backs or exercising against collateral. In April 2001, the FERC ordered the CPX to issue new invoices reflecting the reversal of the charge-backs on the CPX accounting records. As noted above, the CPX has ceased operations and filed for bankruptcy. TEP has cash collateral of approximately $1 million on deposit in an escrow account with the CPX which is currently unavailable to TEP due to the bankruptcy stay.

      On February 21, 2001, TEP filed a complaint at the FERC charging that the State of California, California Governor Gray Davis, and the CPX violated the Federal Power Act by letting the CDWR seize the forward contracts of SCE and PG&E at the CPX without prior FERC approval. TEP contends that this seizure violates the CPX tariff which provides for the liquidation of favorable forward positions to mitigate a market participant's default amount. TEP's complaint requests the FERC to: void the seizure of these assets by Governor Davis; require the State of California to pay fair market value for the contracts or assume the wholesale power liabilities of PG&E and SCE to the PX; and declare that the wholesale rates produced under the CPX tariffs are just and reasonable and should be collected from the utilities' retail customers.

      During March 2001, the FERC issued two orders requiring certain generators that sold power to California in January and February 2001 to either refund amounts over specified market prices or provide further data to defend their transactions. TEP was not named in either of these orders. The FERC has not yet addressed whether any refunds are due on sales made from October 2, 2000 through December 31, 2000.

      There are several other outstanding legal issues, complaints, and lawsuits concerning the FERC, wholesale power suppliers, SCE, PG&E, the CPX and CISO. New events and issues related to the California energy crisis arise each day, and we cannot predict the outcome of these issues or lawsuits. We believe, however, that we are adequately reserved for our transactions with the CPX and CISO. See Note 6 of Notes to Financial Statements.

      DEPARTMENT OF ENERGY ORDERS

      On December 14, 2000, the Secretary of Energy issued an order designed
to  address  the  electric  emergency in California.   The  order  required
entities, including TEP, to "sell electricity to the California ISO that is available in excess of electricity needed by each entity to render service to its firm customers." This order was extended several times due to the continuation of the emergency situation. The order was allowed to expire on February 7, 2001. Another emergency order requiring four generators (not including TEP) to continue to sell power was extended through March 16, 2001.

      During January 2001, TEP sold approximately $7 million of energy to the CPX and the CISO. Since January 12, however, planned generator maintenance and increased firm customer demand resulted in a decrease of excess energy available for sale from TEP to California. Furthermore, the most critical energy shortages have been in Northern California. Due to transmission constraints, energy cannot be moved from the South, where our generation is located, to the North. Therefore, requests for power under the Department of Energy order were minimal after January 12. During February and March, sales to California amounting to $9 million were made through the CDWR.

      SCE POWER EXCHANGE AGREEMENT

      As part of a 1992 litigation settlement, TEP and SCE agreed to a ten-year power exchange agreement. The agreement began in May 1995 and requires SCE to provide firm system capacity of 110 MW to TEP during summer months. TEP is obligated to return to SCE in the winter months the same amount of energy that it received during the preceding summer. For example, in the summer of 2000 TEP received approximately 140,000 MWh from SCE and returned the same amount during the winter months from November 2000 to February 2001. Since 1995, TEP has relied upon the 110 MW provided under this agreement as a firm source of energy to supply its retail load during the peak summer months. During the summer of 2000 there were two days when power emergencies were called in California and SCE did not deliver energy to TEP. This caused TEP to have to purchase power for several peak hours of the day at high spot power prices. TEP believes the agreement requires SCE to purchase power for TEP's benefit under those circumstances, and during subsequent power alerts, SCE did purchase and provide power to TEP under the agreement.

      Since then, the continuing energy crisis in California and the deteriorating financial condition of SCE has created uncertainty as to the availability of this power for TEP. In the event that this resource is not available to TEP in 2001 and 2002, TEP would need to seek alternative sources of capacity and energy at prices that would likely be in excess of the cost of this resource. To the extent possible, TEP would rely upon the new peaking units it plans to have in place by mid-2001, interruptible contracts, load-shifting by large industrial customers, and reserve sharing arrangements with other utilities as resources before having to purchase power on the spot markets. Using TEP's current summer load forecast, and assuming all other resources are available, TEP estimates that the loss of energy under this contract would cause TEP to need to purchase approximately 4,000 MWh to meet its summer peaking needs. At an estimated average cost of $500 per MWh, TEP's purchased power costs would increase by $2 million.

      To the extent that TEP takes less power during the summer than the maximum allowed under the contract, TEP's obligation to return power in the winter to SCE would be decreased by a similar amount. TEP could then sell this power into the wholesale energy markets.

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

      SCE is a 48% owner of the station. SCE has publicly disclosed that due to the high cost of wholesale power in California which to date it has not been able to recover from customers, it may no longer be able to continue to meet its financial obligations. SCE has made all of its payments for the operation of the station through April 30, 2001. However, we are uncertain whether SCE will be able to continue to make its payments for the remainder of 2001. Based on the operating budget for the station for the year 2001, in the event that SCE were to fail to pay, TEP may be required to pay on SCE's behalf, for the power SCE receives, an average amount of $1 million per month for up to six months. TEP is unable to predict whether TEP will be required to make any such payments in the future.

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

      We  continue  to  apply FAS 71 to the distribution  and  transmission portions of TEP's business, our regulated operations. We periodically assess whether we can continue to apply FAS 71 to these operations. If we stopped applying FAS 71 to TEP's remaining regulated operations, we would write off the related balances of TEP's regulatory assets as a charge in our income statement. Based on the balances of TEP's regulatory assets at March 31, 2001, if we had stopped applying FAS 71 to TEP's remaining regulated operations, we would have recorded an extraordinary loss, after tax, of approximately $260 million. While regulatory orders and market conditions may affect our cash flows, our cash flows would not be affected if we stopped applying FAS 71.

   MARKET RISKS
   ------------

      We are exposed to various forms of market risk. Changes in interest rates, returns on marketable securities, and changes in commodity prices may affect our future financial results. The market risks resulting from changes in interest rates and returns on marketable securities have not changed materially from the market risks reported in the 2000 Form 10-K.

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

      TEP measures its market risk related to its commodity exposure by using a sensitivity analysis. The market prices used to determine fair value are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value. As of March 31, 2001, TEP had no open trading positions; however, it had a number of forward sales positions which are considered to be derivative commodity instruments and hedges of forward long generation positions. As of March 31, 2001, an increase of 10% in the market prices of electric power from quarter-end levels would have decreased the fair value of these instruments by $3 million. Beginning in 2001, changes in the fair value of these derivative instruments are measured in our financial statements in accordance with FAS 133. See Note 2 of Notes to Financial Statements and Accounting for Derivative Instruments and Hedging Activities, below.

      TEP may have increased commodity price risk during 2001 and 2002, due to a potential need to replace a power resource previously available to it during the summer peak usage periods. See Western Energy Markets, SCE Power Exchange Agreement, above. In the event that this resource were unavailable to TEP, or if other unexpected losses of generation resources were to occur due to unplanned outages or natural disasters, TEP would need to seek alternative sources of capacity and energy at prices likely to be significantly in excess of the cost of these resources. To the extent possible, TEP would rely upon the new peaking units it plans to have in place by mid-2001, interruptible contracts, load-shifting by large industrial customers, and reserve sharing arrangements with other utilities as resources before having to purchase power on the spot markets. Under the terms of its Settlement Agreement, TEP's retail rates are frozen through December 31, 2008, except under certain circumstances. See Competition, Retail above. As such, TEP would not be able to recover any such increased purchased power costs without further action by the ACC.

      TEP also purchases coal and natural gas in the normal course of business for fuel for its generating plants. TEP acquires its coal under long-term coal supply contracts. Purchases of gas historically provided fuel for only 3-4% of total generation. During the quarter ended March 31, 2001, approximately 10% of TEP's generation was fueled by natural gas. Market prices of natural gas also increased significantly in the first quarter 2001, which, combined with increased usage, caused gas costs to comprise 39% of total fuel expense for the quarter ended March 31, 2001.
In contrast, TEP used almost no gas for generation fuel in the first quarter of 2000. The sustained high levels of wholesale energy prices in the first quarter of 2001 made it profitable for TEP to run its gas-fired generating units to sell into the wholesale market. TEP is assured of its gas supply as a retail customer of the local gas supplier in the region. TEP periodically negotiates its contract with its gas supplier to establish terms relating to pricing and scheduling of gas delivery. TEP has also entered into a contract to hedge a portion of its gas requirements for the summer of 2001.

      CREDIT RISK

      TEP is exposed to credit risk in its energy trading activities related to potential nonperformance by counterparties. TEP manages the risk of counterparty default by performing financial credit reviews and setting limits and monitoring exposures, requiring collateral when needed, and using a standardized agreement which allows for the netting of current
period  exposures  to  and  from  a  single  counterparty.   Despite   such
mitigation efforts, there is a potential for defaults by counterparties to occur from time to time. In the fourth quarter of 2000 and the first quarter of 2001, TEP was impacted by payment defaults by SCE and PG&E for amounts owed to the CPX and CISO.

      TEP sold approximately $58 million of power to the CPX and CISO during 2000 and $7 million during January of 2001. As a result of payment defaults by SCE and PG&E, TEP's collection shortfall was approximately $9 million for sales made in 2000 and $7 million for sales made in 2001. We recorded an allowance for doubtful accounts for the full amount of these uncollected amounts in the fourth quarter of 2000 and the first quarter of 2001. We recorded no such allowances in years prior to 2000. See Western Energy Markets, Payment Defaults and Allowances for Doubtful Accounts, above. Based on a review of its credit exposures at March 31, 2001, TEP does not anticipate any nonperformance by any of its other counterparties.

      ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. A derivative financial instrument or other contract derives its value from another investment or designated benchmark. We buy and sell wholesale power using forward contracts which are considered to be derivatives. See Note 2 of Notes to Financial Statements.

      On January 1, 2001, we recorded the cumulative effects of adopting FAS 133 in our financial statements by recognizing all derivatives at fair value and recording the following amounts on our forward contracts as of January 1, 2001:

      Income Statement: after-tax unrealized gain of $470,000.
      Balance Sheet:
      * Other Comprehensive Income, a component of stockholders' equity: after-tax unrealized loss of $14 million, and
      *  Forward Sale and Purchase Contract Liability of $22 million.

      Under FAS 133, we record unrealized gains and losses on our forward contracts and adjust the related liability on a monthly basis to reflect the market prices at the end of the month. In the first quarter of 2001, we recorded the following amounts on our forward contracts:

      Income  Statement: after-tax unrealized loss on forward sales  of $24 million and after-tax unrealized gain on  forward purchases of  $26 million.
      Balance Sheet:
      * Other Comprehensive Income, a component of stockholders' equity: a net after-tax unrealized loss of $248,000, consisting of:
         -  an unrealized loss of $7 million; and
         - a $7 million reversal of previously recorded unrealized losses on cash flow hedges which settled during the period.
      *  Forward Sale and Purchase Contract Liability of $20 million.

      All hedged contracts open at March 31, 2001 will be settled by December 31, 2001, and as a result, the unrealized losses included in Other Comprehensive Income as of March 31, 2001 will be reversed from Other Comprehensive Income by year-end.

   FUTURE GENERATING RESOURCES
   ---------------------------

      TEP

      To improve local system reliability, TEP determined that additional peaking resources would be needed in Tucson beginning in 2001. To address this need, TEP purchased a 75 MW gas turbine and Millennium purchased a 20 MW gas turbine. Construction is proceeding on both turbine sites and we continue to expect these units to be in operation by mid-2001 to meet our summer peaking needs. In the short and intermediate term, TEP's need will be for additional peaking resources, not for base-load generating capacity. TEP will continue to add peaking resources in the Tucson area as needed based upon our forecasts of retail and firm wholesale load.

      Millennium

      In recognition of the strong retail growth in Arizona and New Mexico, as well as existing and projected base-load generation capacity needs in the western region, we are evaluating the expansion of the coal-fired Springerville Generating Station by constructing Springerville Units 3 and
4. Springerville was originally designed for four units. Units 3 and 4 would consist of two 380 MW coal-fired base-load generating units at the same site as Springerville Units 1 and 2, and would allow us to spread the fixed costs of the existing common facilities over two additional generating units. We have retained outside consultants to assist us in developing the project scope and schedule, determining permitting requirements, and defining the terms of an engineering, procurement, and construction contract.

      In addition, we are continuing to study various financing and ownership structures and identifying equity participants and long-term power purchasers. We also are continuing to evaluate permitting requirements, potential fuel sources, and electric transmission requirements to potential wholesale electric purchasers. Should we decide to go forward with this project, we anticipate that Letters of Intent with project participants will be signed in mid-year 2001. We expect that construction would begin during the second half of 2001, with commercial operation of Unit 3 expected to occur in 2004, followed by Unit 4 in 2005. See also Future Generating Resources, Millennium in the 2000 Form 10-K.

RESULTS OF OPERATIONS
---------------------

      UniSource Energy recorded net income of $19.3 million or $0.58 per average share of Common Stock in the first quarter of 2001. This compares with net income of $0.2 million or $0.01 per average share of Common Stock in the first quarter of 2000. The primary factors affecting the results of operations in the first quarter of 2001 were strong results from wholesale marketing activities and growth in retail electricity sales at TEP. Wholesale revenues more than tripled due to sales of available generating capacity, increased trading activities and significantly higher prices in the Western U.S. energy markets.

   CONTRIBUTION BY BUSINESS SEGMENT
   --------------------------------

      The table below shows the contributions to our consolidated after-tax earnings by our two business segments, as well as parent company expenses and inter-company eliminations, for the first quarter of 2001 and 2000:


                                                      Three Months Ended
                                                           March 31,
                                                        2001       2000
---------------------------------------------------------------------------
                                                    - Millions of Dollars -
Business Segment
  TEP                                                 $ 23.5     $ (0.1)
  Millennium                                            (2.9)       1.5
  Parent Company and Inter-Company Eliminations         (1.3)      (1.2)
---------------------------------------------------------------------------
    Consolidated Net Income                           $ 19.3     $  0.2
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

   NEW ACCOUNTING STANDARD
   -----------------------

      On January 1, 2001, we adopted FAS 133, Accounting for Derivative Instruments and Hedging Activities. As a result, TEP began recognizing unrealized gains and losses related to forward sale and purchase energy contracts in its income statement in the first quarter of 2001. The unrealized gain (loss) on forward sales is a component of Total Electric Sales for Resale, and the unrealized (gain) loss on forward purchases is a component of Total Purchased Power. Although the FASB requires that these unrealized gains and losses be recorded separately for forward sales and purchases, the net total of the two line items represents the net unrealized gain or loss on TEP's forward trading activity at any given point in time. See Note 2 of Notes to Financial Statements.

      The analysis of sales for resale and purchased power costs below will exclude the impact of these unrealized gains and losses required to be recorded by FAS 133.

   UTILITY KWH SALES AND REVENUES
   ------------------------------

      Customer growth, weather and other consumption factors affect retail sales of electricity. Price changes also contribute to changes in retail revenues. Sales for resale are affected by market prices in the wholesale energy market, competing sources of energy and capacity in the region.

      During the first quarter 2001, TEP experienced significant growth in wholesale energy sales and revenues, primarily due to significantly higher regional market prices and opportunities to sell its excess generating capacity to California and other western wholesale market participants. These revenues more than tripled in the first quarter of 2001 compared with the first quarter of 2000, and comprised 52% of total revenues. TEP's sales for resale consist primarily of four types of sales:

     (1) Sales of firm capacity under long-term contracts for periods of more than one year. TEP currently has long-term contracts with three entities to sell firm capacity: Salt River Project, the NTUA, and effective March 2001, PDES.
     (2) Forward contracts to sell energy for periods of up to one year. Under forward contracts, TEP commits to sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one month, three months or one year periods. Forward contracts may consist of sales of TEP's excess generating capacity, or may represent trading activity, where forward sales and purchases may be made within established limits to take advantage of favorable market opportunities.
     (3) Short-term economy energy sales in the daily or hourly markets at fluctuating spot market prices.
     (4)  Sales of transmission service.

Comparisons of TEP's kilowatt-hour sales delivered and the corresponding electric revenues are shown below:




                                        Three Months Ended
                                            March 31,           Increase
Sales:                                   2001      2000    Amount    Percent
----------------------------------------------------------------------------
                                                 - Millions of kWh -

Electric Retail Customers               1,769     1,722       47       2.7%
----------------------------------------------------------------------------
Electric Sales for Resale Delivered:
  Long-term Contracts                     334       333        1       0.3%
  Forward Contracts                       618       474      144      30.4%
  Short-term Sales                        583       685     (102)    (14.9%)
----------------------------------------------------------------------------
Total Electric Sales for Resale         1,535     1,492       43       2.9%
----------------------------------------------------------------------------
        Total                           3,304     3,214       90       2.8%
============================================================================



                                        Three Months Ended
                                            March 31,           Increase
Operating Revenues:                      2001      2000    Amount    Percent
----------------------------------------------------------------------------
                                               - Millions of Dollars -

Electric Retail Customers             $ 134.7   $ 131.3   $   3.4      2.6%
----------------------------------------------------------------------------
Electric Sales for Resale Delivered:
  Long-term Contracts                    16.6      13.2       3.4     25.8%
  Forward Contracts                      49.1      12.4      36.7    296.0%
  Short-term Sales                       77.1      18.4      58.7    319.0%
  Transmission                            0.9       0.8       0.1     12.5%
----------------------------------------------------------------------------
Total Electric Sales for Resale         143.7      44.8      98.9    220.8%
----------------------------------------------------------------------------
        Total                         $ 278.4   $ 176.1   $ 102.3     58.1%
============================================================================


      TEP's kWh sales to retail customers increased by 2.7% in the first quarter of 2001 compared with the same period in 2000. The retail kWh sales increase was due to a 2.6% increase in the number of retail customers and cooler winter temperatures as measured by a 19% increase in Heating Degree Days compared with the first quarter of 2000. Retail revenues increased by 2.6% in the first quarter of 2001 compared with the same period in 2000, reflecting the higher kWh sales. This increase was offset, in part, by the effect of a 1.0% across-the-board rate reduction effective July 1, 2000.

      Kilowatt-hour sales for resale increased by 2.9% in the first quarter of 2001 compared with 2000, while revenues from sales for resale more than tripled in the same period. The largest increase in revenues was in short-term economy sales in the daily and hourly markets. Sustained higher market prices made it economical for TEP to run its gas generation units to produce energy to sell to other regional utilities and marketers. Factors contributing to the higher market prices include increased demand due to population and economic growth in the region, higher natural gas prices, dysfunction in the California marketplace, increased maintenance outages due to higher than normal operating levels, lower availability of hydropower resources, transmission constraints, and environmental constraints.

   FUEL AND PURCHASED POWER RECEIVED EXPENSES
   ------------------------------------------

      Fuel and Purchased Power Received expenses increased by $57 million or 94% in the first quarter of 2001 compared with the same period the year before to support robust wholesale sales. Fuel expense at TEP's generating plants increased by $27 million or 63% primarily because of higher natural gas prices and increased usage of gas generation to meet increased kWh sales. The average cost of fuel per kWh generated was 2.40 cents for first quarter 2001 and 1.58 cents for first quarter 2000, reflecting the increased usage of gas as fuel in 2001. Purchased Power Received expense increased by $29 million or 173% because of higher wholesale energy prices and increased purchases in the forward and spot energy markets for trading purposes and under agreements to resell to wholesale customers.

   OTHER OPERATING EXPENSES
   ------------------------

      Other Operations expense increased $6 million, or 21% because of additional reserves to cover our credit exposure for risk of non-payment from wholesale sales to California made in January 2001. See Note 6 of Notes to Financial Statements.

      Maintenance Expense increased $4 million over the first quarter of 2000 because of scheduled maintenance at the Irvington and Springerville Unit 2 generating plants.

      Income Taxes increased $16 million in the first quarter of 2001 due to higher pre-tax income than in the first quarter of 2000.

   OTHER INCOME (DEDUCTIONS)
   -------------------------

      INTEREST INCOME

      TEP's income statements for the quarters ended March 31, 2001 and 2000 each include $2 million of interest income on the promissory note TEP received from UniSource Energy in exchange for the transfer of its stock in Millennium. On UniSource Energy's consolidated income statement, this income is eliminated as an inter-company transaction.

      Other interest income for the quarter ended March 31, 2001 was higher
than  the  same  quarter in 2000 due to higher average cash balances.   See
Liquidity and Capital Resources below.

      INTEREST EXPENSE

      Interest Expense for the first quarter decreased by $3 million or 6% primarily due to lower amortization of losses on reacquired debt and a decrease in the average interest rate on long-term variable rate tax-exempt debt.


RESULTS OF MILLENNIUM ENERGY BUSINESSES
---------------------------------------

      The table below provides a breakdown by Millennium-owned subsidiaries of the after-tax net income and losses recorded by the Millennium Energy Businesses for the first quarter 2001 compared to the same period in 2000.


                                        Three Months Ended
                                            March 31,
                                        2001       2000
-------------------------------------------------------------
                                     - Millions of Dollars -

Energy Technology Investments         $ (2.2)    $ (0.5)
Nations Energy                          (0.1)       1.6
Other                                   (0.6)       0.4
-------------------------------------------------------------
Total Millennium                      $ (2.9)    $  1.5
=============================================================

      ENERGY TECHNOLOGY INVESTMENTS

      Millennium recorded a net loss of $2 million related to its Energy Technology Investments in the quarter ended March 31, 2001 resulting from Global Solar's increased development efforts of its solar modules and Infinite Power Solutions' expenditures to develop thin-film solid state rechargeable batteries. See Note 3 of Notes to Financial Statements.

      NATIONS ENERGY

      Nations Energy recorded a small loss in the first quarter of 2001 compared with net income of nearly $2 million in the quarter ended March 31, 2000. Nations Energy's earnings in the first quarter 2000 included a $2.5 million pre-tax gain on the sale of a minority interest in a power project in the Czech Republic and a $1.5 million decrease in the market value of its Panama investment.

      OTHER MILLENNIUM INVESTMENTS

      The net loss shown in the "Other" line item in the first quarter of 2001 relates primarily to a $1 million after-tax loss from Millennium's investment in MicroSat, partially offset by approximately $0.5 million in after-tax interest income on Millennium investments. The net gain in the first quarter of 2000 reflects interest income on Millennium investments.


DIVIDENDS ON COMMON STOCK
-------------------------

      UNISOURCE ENERGY

      On February 1, 2001 UniSource Energy declared a cash dividend in the amount of $0.10 per share on its Common Stock, which was a 25% increase from the prior quarter. This dividend, totaling approximately $3 million, was paid March 9, 2001 to shareholders of record at the close of business February 15, 2001.

      UniSource Energy's Board of Directors will review our dividend policy on a continuing basis, taking into consideration a number of factors including our results of operations and financial condition, general economic and competitive conditions and the cash flow from our subsidiary companies, TEP and Millennium.

      TEP

      In December 2000, TEP declared and paid a dividend of $30 million to UniSource Energy.

      TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants, including a covenant that requires TEP to maintain a minimum level of net worth. As of March 31, 2001, the required minimum net worth was $242 million. TEP's actual net worth at March 31, 2001 was $305 million. See Investing and Financing Activities, TEP Credit Agreement, below. As of March 31, 2001, TEP was in compliance with the terms of the Credit Agreement.

     The ACC Holding Company Order states that TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings until TEP's equity ratio equals 37.5% of total capital (excluding capital lease obligations). As of March 31, 2001, TEP's equity ratio on that basis was 21.3%.

      In addition to these limitations, the Federal Power Act states that dividends shall not be paid out of funds properly included in the capital account. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis to pay dividends from current year earnings. Therefore, TEP declared its December 2000 dividend from 2000 earnings since TEP had an accumulated deficit, rather than positive retained earnings.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   CASH FLOWS
   ----------

      UNISOURCE ENERGY

      Consolidated cash and cash equivalents increased from the March 31, 2000 balance of $102 million to $144 million at March 31, 2001. For the twelve-month period ended March 31, 2001, cash generated from operating activities exceeded consolidated net cash outflows for investing and financing.

      Net cash flows from operating activities increased by $32 million in the first quarter of 2001 compared with the same period in 2000. The net increase resulted primarily from higher cash receipts from sales to wholesale and retail customers, net of increased fuel and purchased power costs.

      Net cash used for investing activities totaled $49 million during the first quarter of 2001 compared with $36 million during the same period in 2000. Capital expenditures were $13 million higher in 2001, and included $11 million incurred by Millennium in relation to the purchase of a gas turbine to be placed in service in mid-year 2001. Investments in and loans to Millennium Energy Businesses also increased by $6 million in 2001. Other significant investing activities in 2000 included: (i) the $28 million purchase of Springerville Unit 1 Lease debt by Millennium and (ii) Nations Energy's $20 million in proceeds from the sale of its interest in the Czech Republic power project.

      Net cash used for financing activities totaled $18 million in the first quarter of 2001 compared with $24 million during the same period in 2000. Scheduled payments that retired capital lease obligations were $6 million lower in first quarter 2001 than in first quarter 2000.

      UniSource Energy's consolidated cash balance, including cash equivalents, at May 4, 2001 was approximately $138 million. We invest cash balances in high-grade money market securities with an emphasis on preserving the principal amounts invested.

      TEP

      Cash and cash equivalents increased from the March 31, 2000 balance of $61 million to $97 million at March 31, 2001. For the twelve-month period ended March 31, 2001, net cash inflows from operating activities exceeded net cash outflows from investing and financing activities.

      The reasons for the changes in TEP's statement of cash flows are incorporated above in the analysis of the changes in UniSource Energy's consolidated cash flows.

      TEP's consolidated cash balance, including cash equivalents, at May 4, 2001 was approximately $96 million.

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


   TEP
   ---

      CAPTIAL EXPENDITURES

      TEP's capital expenditures for the quarter ended March 31, 2001 were $29 million. TEP's capital budget for the year ending December 31, 2001 is approximately $99 million. These authorized expenditures include costs for TEP to comply with current federal and state environmental regulations.
All of these estimates are subject to continuing review and adjustment. Actual construction expenditures may be different from these estimates due to changes in business conditions, construction schedules, environmental requirements and changes to our business arising from retail competition. TEP plans to fund these expenditures through internally generated cash flow.

      In January 2001, TEP and Citizens Communications Company (Citizens) entered into a project development agreement for the construction of a transmission line from Tucson to Nogales, Arizona. The proposed line is planned to be in service by December 31, 2003. Construction costs will range from $20 million to $70 million, depending on the size of the line to be built. This project could provide an opportunity for TEP to interconnect with Mexico, providing further reliability and market opportunities in the region.

      The  estimated expenditures of $99 million for the year 2001  do  not include any amounts for the new transmission line described above, or for the potential expansion of the Springerville Generating Station. Springerville generation expenditures are expected to be made by another UniSource Energy subsidiary. See Investing and Financing Activities, Millennium, below.

      TEP BANK CREDIT AGREEMENT

      As of March 31, 2001 and as of May 4, 2001, TEP had no borrowings outstanding under its $100 million Revolving Credit Facility.

      TEP is required by its Credit Agreement to maintain certain financial covenants including (a) a minimum Consolidated Tangible Net Worth equal to the sum of $133 million plus 40% of cumulative Consolidated Net Income since January 1, 1997, (b) a minimum Cash Coverage Ratio ranging from 1.50 in 2001 and increasing to 1.55 in 2002, and (c) a maximum Leverage Ratio ranging from 6.40 in 2001 and decreasing to 6.20 in 2002. TEP is in compliance with each of these covenants.

   MILLENNIUM -- UNREGULATED ENERGY BUSINESSES
   -------------------------------------------

      During the past few years, some of the unregulated energy businesses of Millennium have required significant amounts of capital. During 1999 and 2000, however, we took the opportunity to realize the value from certain of these more capital intensive investments and focus on emerging energy production and storage technologies. We expect this trend to continue in 2001 as we look to sell our interests in our remaining Nations Energy investments and continue to make investments in our technology companies.

      Below   we   provide   an  update  on  our  significant  investments,
commitments and investment proceeds in the first quarter of 2001.

      INVESTMENTS IN ENERGY TECHNOLOGIES

      Under an agreement reached with ITN in September 2000, Millennium agreed to certain equity and credit commitments:

   *  a $20 million credit line to Global Solar,
   *  a $6 million credit line to Infinite Power Solutions,
   * a $10 million equity commitment and a $10 million credit line to MicroSat, and
   * a $3 million equity commitment and a $1 million credit line to the product development subsidiary.

      As of March 31, 2001, Millennium had funded $9 million of its $20 million commitment to Global Solar, $5 million of which was funded in the first quarter of 2001. As of March 31, 2001, Millennium had also funded $4 million in equity under its $10 million equity commitment to MicroSat. Millennium expects to fund a total of $25 million to $35 million to its various Energy Technology investments in 2001. A significant portion of the funding under these agreements will be used for research and development purposes, establishment of the production line, and other administrative costs. As these funds are expended for these purposes, it is expected that a major portion will be expensed.

      OTHER INVESTMENTS AND COMMITMENTS

      In July 2000, Millennium made a $15 million capital commitment to a limited partnership which will fund energy related investments. As of March 31, 2001, Millennium has funded $5 million under this commitment, $4 million of which was funded in the first quarter of 2001. The remaining $10 million is expected to be invested within two to three years. A member of the UniSource Energy Board of Directors will also have a minor investment in the project. An affiliate of such board member will serve as the general partner.

      In November 2000, Millennium made a $5 million capital commitment to a venture capital fund that will focus on information technology, optics and biotechnology in Tucson, Arizona. The company that manages the fund is owned by a member of the UniSource Energy Board of Directors. As of March 31, 2001 Millennium had funded $150,000 under this commitment. Millennium expects to fund approximately $1 million under this agreement in 2001.

      In the first quarter of 2001, Millennium incurred expenditures of $11 million in relation to the purchase of a 20 MW gas turbine, which is being constructed at the North Loop site in Tucson. This unit is expected to be in operation by mid-2001 to provide energy to meet TEP's summer peaking needs.

      We  are  evaluating  the  expansion of the  coal-fired  Springerville
Generating   Station  by  constructing  Springerville  Units   3   and   4.
Springerville was originally designed for four units. Units 3 and 4 would consist of two 380 MW coal-fired base-load generating units at the same site as Springerville Units 1 and 2, and would allow us to spread the fixed costs of the existing common facilities over two additional generating units. We have retained outside consultants to assist us in developing the project scope and schedule, determining permitting requirements, and defining the terms of an engineering, procurement, and construction contract.

      We are studying various financing and ownership structures, but expect the project to be financed by a subsidiary of Millennium through the use of limited or non-recourse project financing, secured in whole or in part, by long-term power purchase agreements with unaffiliated wholesale electric purchasers. Millennium is seeking to identify equity participants and long-term power purchasers and expects to own at least 51% of the equity. Permitting requirements and potential fuel sources are being evaluated, and
electric   transmission  requirements  are  being  studied  with  potential wholesale electric purchasers. Should we decide to go forward with this project, we anticipate that Letters of Intent with project participants will be signed in mid-year 2001. We expect construction would begin during the second half of 2001, with commercial operation of Unit 3 expected to occur in 2004, followed by Unit 4 in 2005. Total construction costs for this project are expected to range from $800 million to $900 million from 2001 to 2005, and total project costs, which include construction costs, various development costs and interest during construction, are expected to exceed $1 billion.


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


ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------------

      The information contained in this Item updates, and should be read in conjunction with, information included in Part II, Item 7A in UniSource Energy's and TEP's Annual Report on Form 10-K for the year ended December 31, 2000, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Items 1 and 2 of this Form 10-Q.

      See   Item  2-  Management's  Discussion  and  Analysis  of Financial
Condition   and  Results  of  Operations,  Factors  Affecting  Results   of
Operations, Market Risks.

                        PART II - OTHER INFORMATION


ITEM 1. -  LEGAL PROCEEDINGS
---------------------------------------------------------------------------

None.


ITEM 5. - OTHER INFORMATION
---------------------------------------------------------------------------

ADDITIONAL FINANCIAL DATA

The  following  table reflects the ratio of earnings to fixed  charges  for
TEP:

                                3 Months Ended     12 Months Ended
                                   March 31,           March 31,
                                     2001                2001
                                --------------     ---------------

      Ratio of Earnings to           1.68                1.72
      Fixed Charges


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------
(a)  Exhibits.

     -- See Exhibit Index.

(b)  Reports on Form 8-K.

     UniSource Energy and TEP filed the following current reports on Form 8-K during the quarter ended March 31, 2001:

     * Dated January 11, 2001 regarding appeals to the Arizona Superior Court rulings related to Retail Electric Competition Rules.

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


                                       UNISOURCE ENERGY CORPORATION
                                       ----------------------------
                                              (Registrant)


Date:  May 10, 2001                     /s/  Kevin Larson
                                       ----------------------------
                                             Kevin Larson
                                        Vice President and Principal
                                             Financial Officer



                                      TUCSON ELECTRIC POWER COMPANY
                                      -----------------------------
                                              (Registrant)


Date:  May 10, 2001                     /s/  Kevin Larson
                                      -----------------------------
                                             Kevin Larson
                                        Vice President and Principal
                                             Financial Officer

                               EXHIBIT INDEX

      11 - Statement re: computation of per share earnings - UniSource
           Energy.
      12 - Computation of Ratio of Earnings to Fixed Charges - TEP.
      15 - Letter regarding unaudited interim financial information.