Form 10-Q
period 2001-09-30
UNISOURCE ENERGY CORP; TUCSON ELECTRIC POWER CO
filed 2001-11-13
CIK 941138, 100122

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

  (Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended September 30, 2001

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

     At November 5, 2001, 33,492,150 shares of UniSource Energy Corporation's Common Stock, no par value (the only class of Common Stock) were outstanding.

     UniSource Energy Corporation is the holder of 32,139,434 shares of the outstanding common stock of Tucson Electric Power Company.

-------------------------------------------------------------------------------

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


                              TABLE OF CONTENTS

                                                                        Page
                                                                        ----
Definitions........................................................ ..... iv
Report of Independent Accountants..........................................1

                        PART I - FINANCIAL INFORMATION

Item 1. -- Financial Statements
  UniSource Energy Corporation
    Comparative Condensed Consolidated Statements of Income................2
    Comparative Condensed Consolidated Statements of Cash Flows............3
    Comparative Condensed Consolidated Balance Sheets......................4
    Condensed Consolidated Statement of Changes in
      Stockholders' Equity.................................................5
  Tucson Electric Power Company
    Comparative Condensed Consolidated Statements of Income................6
    Comparative Condensed Consolidated Statements of Cash Flows............7
    Comparative Condensed Consolidated Balance Sheets......................8
    Condensed Consolidated Statement of Changes in
      Stockholders' Equity.................................................9
  Notes to Condensed Consolidated Financial Statements
  Note  1. Regulatory Accounting..........................................10
  Note  2. Accounting for Derivative Instruments and Hedging
             Activities...................................................10
  Note  3. Millennium Energy Businesses...................................12
  Note  4. Business Segments..............................................13
  Note  5. Commitments and Contingencies..................................15
  Note  6. Wholesale Accounts Receivable and Allowances...................15
  Note  7. Income Taxes...................................................17
  Note  8. New Accounting Pronouncement...................................18
  Note  9. Review by Independent Accountants..............................18
  Note 10. Reclassifications..............................................18

Item 2. -- Management's Discussion and Analysis of Financial
  Condition and Results of Operations
  Overview................................................................19
  Factors Affecting Results of Operations
    Competition
      Retail..............................................................20
      Wholesale...........................................................21
    Western Energy Markets................................................23
    Regulatory Matters....................................................26
    Market Risks..........................................................26
    Fuel Supply...........................................................28
    Future Generating Resources...........................................28
  Results of Operations...................................................29
  Results of Millennium Energy Businesses.................................33
  Results of UED..........................................................34
  Dividends on Common Stock...............................................34
  Liquidity and Capital Resources
    Cash Flows
      UniSource Energy....................................................35
      TEP.................................................................35

                                 TABLE OF CONTENTS
                                   (concluded)


  Investing and Financing Activities
      UniSource Energy....................................................36
      TEP.................................................................36
      Millennium -- Unregulated Energy Businesses.........................36
      UED.................................................................38
  Safe Harbor for Forward-Looking Statements..............................38

Item 3. -- Quantitative and Qualitative Disclosures About
  Market Risk.............................................................39

                           PART II - OTHER INFORMATION

Item 1. -- Legal Proceedings..............................................40
Item 5. -- Other Information
  Additional Financial Data...............................................40
Item 6. -- Exhibits and Reports on Form 8-K...............................40
Signature Page............................................................41
Exhibit Index.............................................................42

                                  DEFINITIONS

The abbreviations and acronyms used in the 2001 Third Quarter Form 10-Q are defined below:
------------------------------------------------------------------------------

ACC........................  Arizona Corporation Commission.
ACC Holding Company Order..  The order approved by the ACC in November 1997 allowing TEP to form a holding company.
AISA.......................  Arizona Independent Scheduling Administrator
                               Association, a temporary organization required
                               by the ACC Retail Electric Competition Rules.
ALJ........................  FERC Administrative Law Judge.
CDWR.......................  California Department of Water Resources.
CISO.......................  California Independent System Operator.
Common Stock...............  UniSource Energy's common stock, without par value.
Company or UniSource
  Energy...................  UniSource Energy Corporation.
Cooling Degree Days........  Calculated  by  subtracting  75 from the average of the high and low daily temperatures.
CPX........................  California Power Exchange.
Credit Agreement...........  Credit Agreement between TEP and the banks, dated as of December 30, 1997.
Desert STAR................  The ISO formed in the southwestern United States, in which TEP is a participant.
ESP........................  Energy Service Provider(s).
FAS 71.....................  Statement of Financial Accounting Standards
                               No. 71: Accounting for the Effects of Certain Types of Regulation.
FAS 133....................  Statement of Financial Accounting Standards
                               No. 133: Accounting for Derivative Instruments and Hedging Activities.
FERC.......................  Federal Energy Regulatory Commission.
First Mortgage Bonds.......  First mortgage bonds issued under the First
                               Mortgage Indenture, dated as of April 1, 1941,
                               of Tucson Gas, Electric Light and Power Company to the Chase National Bank of the City of New York, as trustee, as supplemented and amended.
GAAP.......................  Generally Accepted Accounting Principles.
GES........................  Global Energy Solutions, Inc., a majority-owned subsidiary of Millennium, which owns 100% of
                               Global Solar and Infinite Power Solutions.
Global Solar...............  Global Solar Energy, Inc., a wholly-owned subsidiary of GES, which develops and
                               manufactures thin-film photovoltaic cells.
Infinite Power Solutions...  Infinite Power Solutions, Inc., a wholly-owned subsidiary of GES, which develops thin-film
                               batteries.            .
INICA......................  INICA, Inc., formerly called ITN Energy Systems,
                               Inc., a Colorado Corporation.
IRS........................  Internal Revenue Service.
ISO........................  Independent System Operator.
ITC........................  Investment tax credit.
ITN........................  ITN Energy Systems, Inc., a company owned 49% by
                               Millennium and 51% by INICA, which was formed to provide research, development, and other services.
kWh........................  Kilowatt-hour(s).
MEH........................  MEH Corporation, a wholly-owned subsidiary of
                               Millennium, which formerly held a 50% interest
                               in NewEnergy.
MicroSat...................  MicroSat Systems, Inc., a company owned 49% by
                               Millennium and 51% by INICA, which was formed to develop and commercialize small-scale satellites.
Millennium.................  Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UniSource Energy.
MW.........................  Megawatt(s).
MWh........................  Megawatt-hour(s).
Nations Energy.............  Nations Energy Corporation, a wholly-owned subsidiary of Millennium, and holder of a
                               minority interest in an independent power project in Panama.
NewEnergy..................  NewEnergy, Inc., formerly New Energy Ventures,
                               Inc., a company in which a 50% interest was owned by MEH.
NOL........................  Net Operating Loss carryback or carryforward for income tax purposes.
NTUA.......................  Navajo Tribal Utility Authority.

                                  DEFINITIONS
                                  (concluded)

PDES.......................  Phelps Dodge Energy Services.
PG&E.......................  Pacific Gas and Electric Company.
Revolving Credit
  Facility.................  $100 million revolving credit facility entered into under the Credit Agreement between a
                               syndicate of banks and TEP.
RTO........................  Regional Transmission Organization.
Rules......................  The ACC Retail Electric Competition Rules.
SCE........................  Southern California Edison Company.
Settlement Agreement.......  TEP's Settlement Agreement approved by the ACC in
                               November 1999 which provided for electric retail competition and transition asset recovery.
Springerville..............  Springerville Generating Station.
Springerville Common
  Facilities...............  Facilities at Springerville used in common with
                               Springerville Unit 1 and Springerville Unit 2.
Springerville Unit 1.......  Unit 1 of the Springerville Generating Station.
Springerville Unit 1 Lease.  Leveraged lease arrangement relating to
                               Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.
TEP........................  Tucson Electric Power Company, the principal subsidiary of UniSource Energy.
UED........................  UniSource Energy Development Company, a wholly-
                               owned subsidiary of UniSource Energy, which owns a 21 MW gas turbine under lease to TEP and engages in developing generating resources and other project development services and related activities.
UniSource Energy...........  UniSource Energy Corporation.
WestConnect................  Proposed for-profit RTO formed by the reorganization of Desert STAR, in which TEP is a participant.

              Report of Independent Accountants



To the Board of Directors and Stockholders of UniSource Energy Corporation and to the Board of Directors of Tucson Electric Power Company


We have reviewed the accompanying condensed consolidated balance sheets of UniSource Energy Corporation and its subsidiaries (the Company) and of Tucson Electric Power Company and its subsidiaries (TEP) as of September 30, 2001, and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2001 and 2000 and the condensed consolidated statements of stockholders' equity for the nine-month period ended September 30, 2001, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets and statements of capitalization of the Company and of TEP as of December 31, 2000, and the related consolidated statements of income, of changes in stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 1, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.




PricewaterhouseCoopers LLP
Los Angeles, California
November 8, 2001

                        PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

The weather causes seasonal fluctuations in UniSource Energy's sales. As a result, quarterly results are not indicative of annual operating results. The quarterly financial statements that follow are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. Also see Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations. This quarterly report should be reviewed in conjunction with UniSource Energy's 2000 Form 10-K.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                           September 30,
                                                         2001        2000
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Operating Revenues
 Electric Retail Sales                                $212,108    $214,513
 Electric Wholesale Sales                              216,186     124,706
 Net Unrealized Gain (Loss) on Forward Electric
  Sales and Purchases                                   (2,916)          -
 Other                                                   4,284       2,998
---------------------------------------------------------------------------
    Total Operating Revenues                           429,662     342,217
---------------------------------------------------------------------------
Operating Expenses
 Fuel                                                   67,807      72,392
 Purchased Power                                       211,692      96,873
 Coal Contract Amendment Fee                                 -      13,231
 Other Operations and Maintenance                       42,825      42,794
 Depreciation and Amortization                          30,401      31,003
 Amortization of Transition Recovery Asset               9,627       8,795
 Taxes Other Than Income Taxes                          12,034      12,363
 Income Taxes                                            7,430       9,473
---------------------------------------------------------------------------
    Total Operating Expenses                           381,816     286,924
---------------------------------------------------------------------------
      Operating Income                                  47,846      55,293
---------------------------------------------------------------------------
Other Income (Deductions)
 Income Taxes                                           (5,346)     (1,717)
 Interest Income                                         3,566       2,884
 Other Income                                            9,268       1,291
---------------------------------------------------------------------------
    Total Other Income (Deductions)                      7,488       2,458
---------------------------------------------------------------------------
Interest Expense
 Long-Term Debt                                         14,996      16,200
 Interest on Capital Leases                             22,919      22,901
 Other Interest Expense                                  1,871       1,411
---------------------------------------------------------------------------
    Total Interest Expense                              39,786      40,512
---------------------------------------------------------------------------

Income Before Cumulative Effect of Accounting Change    15,548      17,239

Cumulative Effect of Accounting Change - Net of Tax          -           -
---------------------------------------------------------------------------

Net Income                                            $ 15,548    $ 17,239
===========================================================================

Average Shares of Common Stock Outstanding (000)        33,472      32,423
===========================================================================

Basic Earnings per Share
 Income Before Cumulative Effect of Accounting Change    $0.46       $0.53
 Cumulative Effect of Accounting Change - Net of Tax         -           -
 Net Income                                              $0.46       $0.53
===========================================================================

Diluted Earnings per Share
 Income Before Cumulative Effect of Accounting Change    $0.45       $0.52
 Cumulative Effect of Accounting Change - Net of Tax         -           -
 Net Income                                              $0.45       $0.52
===========================================================================
See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                         Nine Months Ended
                                                           September 30,
                                                          2001       2000
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Operating Revenues
 Electric Retail Sales                              $  518,452  $  518,694
 Electric Wholesale Sales                              586,079     230,668
 Net Unrealized Gain (Loss) on Forward Electric
  Sales and Purchases                                    4,253           -
 Other                                                  11,158       6,809
---------------------------------------------------------------------------
    Total Operating Revenues                         1,119,942     756,171
---------------------------------------------------------------------------
Operating Expenses
 Fuel                                                  203,900     165,901
 Purchased Power                                       437,673     162,162
 Coal Contract Amendment Fee                                 -      13,231
 Other Operations and Maintenance                      147,450     128,318
 Depreciation and Amortization                          88,451      86,221
 Amortization of Transition Recovery Asset              17,464      14,377
 Taxes Other Than Income Taxes                          35,870      37,288
 Income Taxes                                           31,451       4,238
---------------------------------------------------------------------------
    Total Operating Expenses                           962,259     611,736
---------------------------------------------------------------------------
      Operating Income                                 157,683     144,435
---------------------------------------------------------------------------
Other Income (Deductions)
 Income Taxes                                           (6,813)     (3,445)
 Interest Income                                        11,293       9,370
 Other Income                                            5,408       3,073
---------------------------------------------------------------------------
    Total Other Income (Deductions)                      9,888       8,998
---------------------------------------------------------------------------
Interest Expense
 Long-Term Debt                                         46,672      50,229
 Interest on Capital Leases                             68,307      69,453
 Other Interest Expense                                  4,995       5,611
---------------------------------------------------------------------------
    Total Interest Expense                             119,974     125,293
---------------------------------------------------------------------------

Income Before Cumulative Effect of Accounting Change    47,597      28,140

Cumulative Effect of Accounting Change - Net of Tax        470           -
---------------------------------------------------------------------------

Net Income                                          $   48,067  $   28,140
===========================================================================

Average Shares of Common Stock Outstanding (000)        33,360      32,397
===========================================================================

Basic Earnings per Share
 Income Before Cumulative Effect of Accounting Change    $1.43       $0.87
 Cumulative Effect of Accounting Change - Net of Tax     $0.01           -
 Net Income                                              $1.44       $0.87
===========================================================================

Diluted Earnings per Share
 Income Before Cumulative Effect of Accounting Change    $1.39       $0.86
 Cumulative Effect of Accounting Change - Net of Tax     $0.01           -
 Net Income                                              $1.40       $0.86
===========================================================================
See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                           September 30,
                                                          2001       2000
                                                            (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Electric Retail Sales            $542,747    $539,243
  Cash Receipts from Electric Wholesale Sales          575,613     200,590
  Fuel Costs Paid                                     (213,890)   (150,916)
  Purchased Power Costs Paid                          (387,877)   (134,001)
  Wages Paid, Net of Amounts Capitalized               (52,809)    (47,426)
  Payment of Other Operations and Maintenance Costs   (102,544)    (76,365)
  Capital Lease Interest Paid                          (78,861)    (90,351)
  Taxes Paid, Net of Amounts Capitalized               (68,104)    (63,168)
  Interest Paid, Net of Amounts Capitalized            (56,506)    (61,377)
  Income Taxes Paid                                    (30,259)         (3)
  Interest Received                                     13,246      12,125
  Other                                                 10,888       5,974
---------------------------------------------------------------------------
    Net Cash Flows - Operating Activities              151,644     134,325
---------------------------------------------------------------------------
Cash Flows from Investing Activities
  Capital Expenditures                                 (95,202)    (78,677)
  Investments in and Loans to Millennium
   Energy Businesses                                   (19,101)     (7,091)
  Proceeds from the Sale of Millennium
   Energy Businesses                                    16,631      31,350
  Proceeds from the Sale of Real Estate                  6,580           -
  Purchase of Springerville Lease Debt                       -     (27,633)
  Other                                                 (2,968)        240
---------------------------------------------------------------------------
    Net Cash Flows - Investing Activities              (94,060)    (81,811)
---------------------------------------------------------------------------
Cash Flows from Financing Activities
  Proceeds from Borrowings under Revolving Credit
   Facility                                                  -      25,000
  Payments on Revolving Credit Facility                    (47)    (25,000)
  Payments to Retire Long-Term Debt                     (1,871)    (50,116)
  Payments to Retire Capital Lease Obligations         (25,894)    (38,907)
  Common Stock Dividends Paid                          (10,021)     (7,752)
  Other                                                  7,791       2,273
---------------------------------------------------------------------------
    Net Cash Flows - Financing Activities              (30,042)    (94,502)
---------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents    27,542     (41,988)
Cash and Cash Equivalents, Beginning of Year           163,004     145,288
---------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period              $190,546    $103,300
===========================================================================

SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION
---------------------------------------------------------------------------
Net Income                                            $ 48,067    $ 28,140
Adjustments to Reconcile Net Income to Net Cash Flows
  Depreciation and Amortization Expense                 88,451      86,221
  Coal Contract Amendment Fee                                -      13,231
  Amortization of Transition Recovery Asset             17,464      14,377
  Net Unrealized Gains on Forward Electric Sale and
   Purchase Contracts                                   (4,723)          -
  Amortization of Deferred Debt-Related Costs Included
   in Interest Expense                                   1,507       1,257
  Deferred Income Taxes                                  7,961      15,783
  Unremitted Losses of Unconsolidated Subsidiaries      10,205       1,549
  Gain on Sale of Nations Energy's Holdings            (10,737)     (2,527)
  Market Value Adjustments Related to Nations Energy         -       1,499
  Other                                                 (8,759)      2,316
  Changes in Assets and Liabilities which Provided
    (Used) Cash Exclusive of Changes Shown Separately
    Accounts Receivable                                (26,024)    (47,770)
    Materials and Fuel                                  (1,383)      3,583
    Accounts Payable                                    37,971      35,549
    Interest Accrued                                   (18,349)    (28,077)
    Taxes Accrued                                       11,791      14,875
    Other Current Assets                                (5,213)    (10,882)
    Other Current Liabilities                           (4,274)        188
    Other Deferred Assets                               (2,898)      3,688
    Other Deferred Liabilities                          10,587       1,325
---------------------------------------------------------------------------
Net Cash Flows - Operating Activities                 $151,644    $134,325
===========================================================================
See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 September 30, December 31,
                                                     2001         2000
                                                 (Unaudited)
---------------------------------------------------------------------------
ASSETS                                            - Thousands of Dollars -
Utility Plant
  Plant in Service                                $2,472,401    $2,389,587
  Utility Plant Under Capital Leases                 741,446       741,446
  Construction Work in Progress                       77,624        94,789
---------------------------------------------------------------------------
    Total Utility Plant                            3,291,471     3,225,822
  Less Accumulated Depreciation and Amortization  (1,249,053)   (1,186,035)
  Less Accumulated Depreciation of Capital Lease
   Assets                                           (355,431)     (333,497)
---------------------------------------------------------------------------
    Total Utility Plant - Net                      1,686,987     1,706,290
---------------------------------------------------------------------------
Investments and Other Property                       166,416       121,811
---------------------------------------------------------------------------
Current Assets
  Cash and Cash Equivalents                          190,546       163,004
  Accounts Receivable                                141,766       115,742
  Materials and Fuel                                  45,782        44,399
  Deferred Income Taxes - Current                      6,771        17,790
  Forward Sale and Purchase Contracts                  2,026             -
  Other                                               13,086        19,273
---------------------------------------------------------------------------
    Total Current Assets                             399,977       360,208
---------------------------------------------------------------------------
Regulatory and Other Assets
  Transition Recovery Asset                          335,819       353,283
  Income Taxes Recoverable Through Future Revenues    67,048        73,459
  Other Regulatory Assets                              8,746         7,690
Other Assets                                          48,978        48,643
---------------------------------------------------------------------------
    Total Regulatory and Other Assets                460,591       483,075
---------------------------------------------------------------------------

Total Assets                                      $2,713,971    $2,671,384
===========================================================================

CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock Equity                             $  412,739    $  372,169
  Capital Lease Obligations                          850,135       857,829
  Long-Term Debt                                   1,131,432     1,132,395
---------------------------------------------------------------------------
    Total Capitalization                           2,394,306     2,362,393
---------------------------------------------------------------------------
Current Liabilities
  Current Obligations Under Capital Leases            18,320        21,147
  Current Maturities of Long-Term Debt                 1,819         1,725
  Accounts Payable                                   103,862        65,891
  Interest Accrued                                    30,227        63,852
  Taxes Accrued                                       38,602        26,811
  Accrued Employee Expenses                           12,638        14,405
  Other                                                7,782         8,547
---------------------------------------------------------------------------
    Total Current Liabilities                        213,250       202,378
---------------------------------------------------------------------------

Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                  40,678        51,035
  Other                                               65,737        55,578
---------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities     106,415       106,613
---------------------------------------------------------------------------

Total Capitalization and Other Liabilities        $2,713,971    $2,671,384
===========================================================================
See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                  Accumulated
                                     Accumulated     Other          Total
                             Common    Earnings  Comprehensive  Stockholders'
                             Stock    (Deficit)  Income (Loss)     Equity
----------------------------------------------------------------------------
                                             (Unaudited)
                                      - Thousands of Dollars -

Balances at
 December 31, 2000       $  655,539  $ (283,370)  $        -    $  372,169
----------------------------------------------------------------------------
Comprehensive Income
 (Loss):
  2001 Year-to-Date Net
   Income                         -      48,067            -        48,067
  Cumulative Effect of
   Accounting Change
   (net of $9,179,000
   income tax benefit)            -           -      (13,827)      (13,827)
    Reversal of Previously
     Recorded Unrealized
     Losses (Cumulative Effect)
     for Contracts which Settled
     During the Period
     (net of $5,631,000
     income tax expense)          -           -        8,481         8,481

  Unrealized Gain on Cash
   Flow Hedges Not Yet
   Settled
   (net of $2,348,000
   income tax expense)            -           -        3,538         3,538

                                                                 -----------
Total Comprehensive Income                                          46,259
                                                                 -----------

  273,770 Shares Issued under
   Stock Compensation Plans   4,520           -            -         4,520
  7,216 Net Shares Purchased
   by Deferred Compensation
   Trust                       (216)          -            -          (216)
  Dividends Declared               -      (9,993)           -        (9,993)
----------------------------------------------------------------------------

Balances at
 September 30, 2001      $  659,843  $ (245,296)  $   (1,808)   $  412,739
============================================================================
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

The weather causes seasonal fluctuations in TEP's sales. As a result, quarterly results are not indicative of annual operating results. The quarterly financial statements that follow are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. Also see Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations. This quarterly report should be reviewed in conjunction with TEP's 2000 Form 10-K.


TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                           September 30,
                                                         2001        2000
                                                            (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Operating Revenues
 Electric Retail Sales                                $212,108    $214,513
 Electric Wholesale Sales                              216,186     124,706
 Net Unrealized Gain (Loss) on Forward Electric
  Sales and Purchases                                   (2,916)          -
 Other                                                   2,105       1,282
---------------------------------------------------------------------------
    Total Operating Revenues                           427,483     340,501
---------------------------------------------------------------------------
Operating Expenses
 Fuel                                                   67,807      72,392
 Purchased Power                                       211,692      96,873
 Coal Contract Amendment Fee                                 -      13,231
 Other Operations and Maintenance                       37,497      37,590
 Depreciation and Amortization                          29,047      30,826
 Amortization of Transition Recovery Asset               9,627       8,795
 Taxes Other Than Income Taxes                          11,736      12,219
 Income Taxes                                            9,356      11,063
---------------------------------------------------------------------------
    Total Operating Expenses                           376,762     282,989
---------------------------------------------------------------------------
      Operating Income                                  50,721      57,512
---------------------------------------------------------------------------
Other Income (Deductions)
 Income Taxes                                           (2,327)     (1,901)
 Interest Income                                         3,107       1,665
 Interest Income - Note Receivable from UniSource
  Energy                                                 2,351       2,345
 Other Income                                              349         709
---------------------------------------------------------------------------
    Total Other Income (Deductions)                      3,480       2,818
---------------------------------------------------------------------------
Interest Expense
 Long-Term Debt                                         14,996      16,200
 Interest on Capital Leases                             22,907      22,890
 Other Interest Expense                                  1,858       1,405
---------------------------------------------------------------------------
    Total Interest Expense                              39,761      40,495
---------------------------------------------------------------------------

Income Before Cumulative Effect of Accounting Change    14,440      19,835

Cumulative Effect of Accounting Change - Net of Tax          -           -
---------------------------------------------------------------------------

Net Income                                            $ 14,440    $ 19,835
===========================================================================
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                         Nine Months Ended
                                                           September 30,
                                                         2001        2000
                                                            (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Operating Revenues
 Electric Retail Sales                              $  518,452  $  518,694
 Electric Wholesale Sales                              586,079     230,668
 Net Unrealized Gain (Loss) on Forward Electric
  Sales and Purchases                                    4,253           -
 Other                                                   4,526       3,332
---------------------------------------------------------------------------
    Total Operating Revenues                         1,113,310     752,694
---------------------------------------------------------------------------
Operating Expenses
 Fuel                                                  203,900     165,901
 Purchased Power                                       437,673     162,162
 Coal Contract Amendment Fee                                 -      13,231
 Other Operations and Maintenance                      131,499     116,629
 Depreciation and Amortization                          85,992      85,875
 Amortization of Transition Recovery Asset              17,464      14,377
 Taxes Other Than Income Taxes                          34,955      36,773
 Income Taxes                                           36,537       7,944
---------------------------------------------------------------------------
    Total Operating Expenses                           948,020     602,892
---------------------------------------------------------------------------
      Operating Income                                 165,290     149,802
---------------------------------------------------------------------------
Other Income (Deductions)
 Income Taxes                                           (7,182)     (5,790)
 Interest Income                                         8,956       5,667
 Interest Income - Note Receivable from UniSource
  Energy                                                 6,978       6,982
 Other Income                                            2,264       1,726
---------------------------------------------------------------------------
    Total Other Income (Deductions)                     11,016       8,585
---------------------------------------------------------------------------
Interest Expense
 Long-Term Debt                                         46,672      50,229
 Interest on Capital Leases                             68,267      69,417
 Other Interest Expense                                  4,982       5,605
---------------------------------------------------------------------------
    Total Interest Expense                             119,921     125,251
---------------------------------------------------------------------------

Income Before Cumulative Effect of Accounting Change    56,385      33,136

Cumulative Effect of Accounting Change - Net of Tax        470           -
---------------------------------------------------------------------------

Net Income                                          $   56,855  $   33,136
===========================================================================
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                           September 30,
                                                          2001       2000
                                                            (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Electric Retail Sales            $542,747    $539,243
  Cash Receipts from Electric Wholesale Sales          575,613     200,590
  Fuel Costs Paid                                     (213,890)   (150,916)
  Purchased Power Costs Paid                          (387,877)   (134,001)
  Wages Paid, Net of Amounts Capitalized               (46,079)    (41,932)
  Payment of Other Operations and Maintenance Costs    (80,193)    (67,135)
  Capital Lease Interest Paid                          (78,824)    (90,315)
  Taxes Paid, Net of Amounts Capitalized               (65,403)    (62,696)
  Interest Paid, Net of Amounts Capitalized            (56,531)    (61,377)
  Income Taxes Paid                                    (30,318)         (3)
  Interest Received                                     10,736       7,182
  Other                                                    690          63
---------------------------------------------------------------------------
    Net Cash Flows - Operating Activities              170,671     138,703
---------------------------------------------------------------------------
Cash Flows from Investing Activities
  Capital Expenditures                                 (78,957)    (73,679)
  Proceeds from the Sale of Real Estate                  6,580           -
  Other Investments - Net                               (5,950)     (2,411)
---------------------------------------------------------------------------
    Net Cash Flows - Investing Activities              (78,327)    (76,090)
---------------------------------------------------------------------------
Cash Flows from Financing Activities
  Proceeds from Borrowings under Revolving Credit
   Facility                                                  -      25,000
  Payments on Revolving Credit Facility                      -     (25,000)
  Payments to Retire Long-Term Debt                     (1,871)    (50,116)
  Payments to Retire Capital Lease Obligations         (25,802)    (38,789)
  Other                                                  2,940       1,704
---------------------------------------------------------------------------
    Net Cash Flows - Financing Activities              (24,733)    (87,201)
---------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents    67,611     (24,588)
Cash and Cash Equivalents, Beginning of Year            88,712      88,402
---------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period              $156,323    $ 63,814
===========================================================================

SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION
---------------------------------------------------------------------------
Net Income                                            $ 56,855    $ 33,136
Adjustments to Reconcile Net Income to Net Cash Flows
  Depreciation and Amortization Expense                 85,992      85,875
  Coal Contract Amendment Fee                                -      13,231
  Amortization of Transition Recovery Asset             17,464      14,377
  Net Unrealized Gains on Forward Electric Sale and
   Purchase Contracts                                   (4,723)          -
  Amortization of Deferred Debt-Related Costs Included
   in Interest Expense                                   1,507       1,257
  Deferred Income Taxes                                 14,805      17,152
  Unremitted Losses of Unconsolidated Subsidiaries       1,530       1,540
  Interest on Note Receivable from UniSource Energy     (6,978)     (6,982)
  Other                                                  2,568       4,064
  Changes in Assets and Liabilities which Provided
    (Used) Cash Exclusive of Changes Shown Separately
    Accounts Receivable                                (25,752)    (45,526)
    Materials and Fuel                                    (757)      3,631
    Accounts Payable                                    35,972      35,084
    Interest Accrued                                   (18,349)    (28,077)
    Taxes Accrued                                       10,297      14,002
    Other Current Assets                                   665      (4,224)
    Other Current Liabilities                           (2,721)     (1,831)
    Other Deferred Assets                               (4,606)        457
    Other Deferred Liabilities                           6,902       1,537
---------------------------------------------------------------------------
Net Cash Flows - Operating Activities                 $170,671    $138,703
===========================================================================
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 September 30, December 31,
                                                     2001          2000
                                                  (Unaudited)
---------------------------------------------------------------------------
ASSETS                                            - Thousands of Dollars -
Utility Plant
  Plant in Service                                $2,472,401    $2,389,587
  Utility Plant Under Capital Leases                 741,446       741,446
  Construction Work in Progress                       77,624        94,789
---------------------------------------------------------------------------
    Total Utility Plant                            3,291,471     3,225,822
  Less Accumulated Depreciation and Amortization  (1,249,053)   (1,186,035)
  Less Accumulated Depreciation of Capital Lease
   Assets                                           (355,431)     (333,497)
---------------------------------------------------------------------------
    Total Utility Plant - Net                      1,686,987     1,706,290
---------------------------------------------------------------------------
Investments and Other Property                        93,924        92,334
---------------------------------------------------------------------------
Note Receivable from UniSource Energy                 70,132        70,132
---------------------------------------------------------------------------
Current Assets
  Cash and Cash Equivalents                          156,323        88,712
  Interest on Note Receivable from UniSource Energy    6,978             -
  Accounts Receivable                                148,282       116,580
  Materials and Fuel                                  44,604        43,847
  Deferred Income Taxes - Current                        209        10,662
  Forward Sale and Purchase Contracts                  2,026             -
  Other                                                5,920         6,585
---------------------------------------------------------------------------
    Total Current Assets                             364,342       266,386
---------------------------------------------------------------------------
Regulatory and Other Assets
  Transition Recovery Asset                          335,819       353,283
  Income Taxes Recoverable Through Future Revenues    67,048        73,459
  Other Regulatory Assets                              8,746         7,690
Other Assets                                          33,404        31,361
---------------------------------------------------------------------------
    Total Regulatory and Other Assets                445,017       465,793
---------------------------------------------------------------------------

Total Assets                                      $2,660,402    $2,600,935
===========================================================================

CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock Equity                             $  352,119    $  295,660
  Capital Lease Obligations                          849,847       857,519
  Long-Term Debt                                   1,130,524     1,132,395
---------------------------------------------------------------------------
    Total Capitalization                           2,332,490     2,285,574
---------------------------------------------------------------------------
Current Liabilities
  Current Obligations Under Capital Leases            18,177        21,031
  Current Maturities of Long-Term Debt                 1,725         1,725
  Accounts Payable                                   109,927        73,955
  Interest Accrued                                    30,227        63,852
  Taxes Accrued                                       35,782        25,485
  Accrued Employee Expenses                           12,366        14,152
  Other                                                6,691         5,671
---------------------------------------------------------------------------
    Total Current Liabilities                        214,895       205,871
---------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                  51,033        53,980
  Other                                               61,984        55,510
---------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities     113,017       109,490
---------------------------------------------------------------------------

Total Capitalization and Other Liabilities        $2,660,402    $2,600,935
===========================================================================
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   Accumulated
                               Capital Accumulated    Other         Total
                        Common  Stock   Earnings  Comprehensive Stockholders'
                        Stock  Expense (Deficit)  Income (Loss)    Equity
----------------------------------------------------------------------------
                                           (Unaudited)
                                     - Thousands of Dollars -

Balances at
 December 31, 2000   $ 651,723 $ (6,357) $(349,706) $      -      $ 295,660
----------------------------------------------------------------------------
Comprehensive
 Income (Loss):
  2001 Year-to-Date
   Net Income                -        -     56,855         -         56,855
  Cumulative Effect of
   Accounting Change
   (net of $9,179,000
   income tax benefit)       -        -          -   (13,827)       (13,827)
    Reversal of Previously
     Recorded Unrealized
     Losses (Cumulative
     Effect) for Contracts
     which Settled During
     the Period
     (net of $5,631,000
     income tax expense)     -        -          -     8,481          8,481

  Unrealized Gain on Cash
   Flow Hedges Not Yet
   Settled (net of
   $2,348,000 income
   tax expense)              -        -          -     3,538          3,538
                                                                 -----------
Total Comprehensive Income                                           55,047
                                                                 -----------
Other                    1,412        -          -         -          1,412
----------------------------------------------------------------------------

Balances at
 September 30, 2001  $ 653,135 $ (6,357) $(292,851) $ (1,808)     $ 352,119
============================================================================
See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

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

     We continue to apply FAS 71 to the distribution and transmission portions of TEP's business, our regulated operations. We periodically assess whether we can continue to apply FAS 71 to these operations. If we stopped applying FAS 71 to TEP's remaining regulated operations, we would write off the related balances of TEP's regulatory assets as a charge in our income statement. Based on the balances of TEP's regulatory assets at September 30, 2001, if we had stopped applying FAS 71 to TEP's remaining regulated operations, we would have recorded an extraordinary loss, after-tax, of approximately $247 million. While regulatory orders and market conditions may affect our cash flows, our cash flows would not be affected if we stopped applying FAS 71.


NOTE 2.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
---------------------------------------------------------------------
     In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." A derivative financial instrument or other contract derives its value from another investment or designated benchmark. We buy and sell wholesale power using forward contracts which are considered to be derivatives. Under forward contracts, TEP commits to purchase or sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one month, three months or one year. Forward contracts may consist of sales of TEP's excess generating capacity, purchases to meet our retail and firm energy commitments, or trading activity, where forward sales and purchases may be made within established limits to take advantage of favorable market opportunities.

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

     On January 1, 2001, we adopted FAS 133, and on July 1, 2001, we applied the guidance in FAS 133 Implementation Issue No. C15 (see below). The financial statements for 2000 do not reflect the requirements of FAS 133, as we recorded realized gains and losses at the contract settlement date. FAS 133 requires us to recognize derivative instruments on the balance sheet as either assets or liabilities measured at fair value and to record the related unrealized gains and losses throughout the contract period until settlement. Based on our interpretation of FAS 133 and other guidance, in the first and second quarters of 2001, we classified our wholesale forward contracts as follows:

 - Normal Purchases and Sales: Our off-peak forward purchases and sales generally qualify as normal purchases and sales and are excluded from the requirements of FAS 133. The realized gains and losses on these contracts are reflected in the income statement at the contract settlement date.

 - Cash Flow Hedge: On-peak forward purchase contracts to meet our retail and firm commitments, as well as on-peak forward sales contracts of our excess system capacity are generally classified as cash flow hedges. Our on-peak purchases and sales occur daily from 6 a.m. until 10 p.m., Monday through Saturday. The unrealized gains and losses related to these forward contracts are included in Other Comprehensive Income, a component of stockholders' equity. As the forward contracts are settled and realized gains or losses are recorded on the income statement, the unrealized gains and losses are reversed from Other Comprehensive Income.

 - Trading Activity: Our trading activity generally consists of forward on-peak sales and purchases that do not qualify for cash flow hedge treatment. The unrealized gains and losses related to these forward contracts are reflected in the income statement. As the forward contracts are settled and realized gains or losses are recorded, the unrealized gains and losses are reversed.

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

     Income Statement: after-tax unrealized gain of $470,000.
     Balance Sheet:

      - Other Comprehensive Income, a component of stockholders' equity: after-tax unrealized loss of $14 million, and

      - Forward Sale and Purchase Contracts Liability of $22 million.

     In addition to our forward contracts to buy and sell wholesale power, we entered into two swap agreements in May 2001 to hedge our risk of fluctuations in the market price of gas related to approximately a third of our anticipated gas purchases from June through October 2001. These swaps are considered derivatives and are designated as cash flow hedges.

     Under FAS 133, we record unrealized gains and losses on our forward contracts and swap agreements and adjust the related asset or liability on a monthly basis to reflect the market prices at the end of the month. The market prices used to determine fair value for forward contracts are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value. Beginning in the second quarter of 2001, we are reporting the unrealized gain (loss) on forward sales net of the unrealized (gain) loss on forward purchases as a component of operating revenues. In the first quarter of 2001, we presented the unrealized gain (loss) on forward sales as a component of operating revenues and the unrealized (gain) loss on forward purchases as a component of operating expenses. We have reclassified the first quarter financial statements to conform to the net presentation, which we believe results in a more indicative presentation of our actual operating revenues and expenses.

     In June 2001, the FASB approved a conclusion for FAS 133 Implementation Issue No. C15 (Issue C15), "Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity." This guidance provides that power purchase or sales agreements (i.e. both forward contracts and option contracts), including capacity contracts, for the purchase or sale of electricity qualify for the FAS 133 normal purchase and sale exception if certain criteria are met. We implemented Issue C15 beginning July 1, 2001, on a prospective basis, and determined that our contracts classified as cash flow hedges (excluding the gas swaps discussed above) meet the C15 criteria for the normal purchases and sales exception. As a result, these cash flow hedge contracts will continue to be reported on the balance sheet at their fair values as of June 30, 2001 until settlement of the contracts. All cash flow hedge contracts open at September 30, 2001, including those that meet the normal purchases and sales exception under C15, will be settled by December 31, 2001, and as a result, the unrealized losses included in Other Comprehensive Income as of September 30, 2001 will be reversed from Other Comprehensive Income by year-end and realized gains or losses will be recorded on the income statement.

     Because of the complexity of derivatives, the FASB established a Derivatives Implementation Group (DIG). To date, the DIG has issued more than 100 interpretations to provide guidance in applying FAS 133. As the DIG or the FASB continues to issue interpretations, we may change the conclusions that we have reached and, as a result, the accounting treatment and financial statement impact could change in the future.


NOTE 3.  MILLENNIUM ENERGY BUSINESSES
-------------------------------------

  ENERGY TECHNOLOGY INVESTMENTS

     At September 30, 2001, Millennium owned 67% of Global Solar Energy, Inc. (Global Solar) and Infinite Power Solutions, Inc. (Infinite Power Solutions). INICA, Inc. (formerly ITN Energy Systems, Inc.), a privately held company, owned the remaining 33%. The financial statements for these entities are consolidated into the financial statements included in this document. In 2000, Millennium agreed to provide $26 million in credit to
these entities.   As of September 30, 2001, Millennium had funded
approximately $20 million under this credit commitment, $16 million of which was funded during 2001.

 - Global Solar is a developer and manufacturer of flexible thin-film photovoltaic cells. Global Solar began limited production of photovoltaic cells in 1999. Target markets for its products include military, space and commercial applications.

     Global Solar has certain federal government contracts that require Global Solar to contribute to the research and development effort under a cost share arrangement. Global Solar's share of costs is expensed as incurred or capitalized in accordance with the terms of the contract. Global Solar had approximately $0.2 million of remaining cost share commitment under these contracts at September 30, 2001.

 - Infinite Power Solutions is a developer of thin-film batteries and was established in 2000. INICA contributed certain assets and proprietary and intellectual property relating to thin-film battery technology.

     During 2001, Millennium and INICA formed and began to provide funding to the following entities, which are accounted for under the equity method of accounting:

 - MicroSat Systems, Inc. (MicroSat) is a space systems company formed for the purpose of developing and commercializing small-scale satellites. Millennium owns 49% and the remaining 51% is owned by INICA. Millennium provided $10 million in equity funding in the nine months ended September 30, 2001, and has agreed to provide an additional $10 million in credit to the venture. As of September 30, 2001, no draws had been made against this line of credit. INICA contributed development contracts and proprietary technologies.

     MicroSat has certain federal government contracts that require MicroSat to contribute to the research and development effort under a cost share arrangement. MicroSat's share of costs is expensed as incurred or capitalized in accordance with the terms of the contract. MicroSat's remaining cost share commitment under these contracts at September 30, 2001 was approximately $8 million.

 - ITN Energy Systems, Inc. (ITN) is a product development company that was formed to provide research and development and other services to Global Energy Solutions, Inc.'s affiliates, MicroSat and third parties.
Millennium owns 49%, the remaining 51% is owned by INICA. Millennium's total equity contribution of $3 million was made in the third quarter of 2001. INICA contributed certain contracts, technologies and intellectual property, including its thermal desalinization technology and its former name.

     Millennium has committed an additional $1 million in credit, of which $0.5 million has been drawn through September 30, 2001. ITN has certain federal government contracts that require ITN to contribute to the research and development effort under a cost share arrangement. ITN's share of costs is expensed as incurred or capitalized in accordance with the terms of the contracts. ITN's remaining cost share commitment under these contracts at September 30, 2001 was approximately $1 million.

     Millennium expects to fund approximately $7 million to its various Energy Technology Investments in the fourth quarter of 2001. A significant portion of the funding under these agreements will be used for research and development purposes and other administrative costs. As funds are expended for these purposes, we recognize expense.

  NATIONS ENERGY COMMITMENTS

     In September 2001, Nations Energy, a wholly-owned subsidiary of Millennium, recorded an after-tax gain of $5.6 million from the sale of its 26% equity interest in a power project located in Curacao, Netherland Antilles. Nations Energy received $5 million in cash proceeds and recorded an $8 million note receivable from the sale. The note receivable was recorded at net present value, and payments on the note receivable are expected as follows: $2 million in July 2004, $4 million in July 2005, and $5 million in July 2006. In addition, in October 2001, Nations Energy's $5 million deposit to fund scheduled equity contributions through April 2003 and its $10 million deposit for possible construction overruns were returned to Nations Energy.

  OTHER MILLENNIUM INVESTMENTS AND COMMITMENTS

     In July 2000, Millennium made a $15 million capital commitment to a limited partnership which will fund energy-related investments. As of September 30, 2001, Millennium had funded $5.7 million under this commitment, $4.3 million of which was funded in 2001. The remaining $9.3 million is expected to be invested within two to three years. A member of the UniSource Energy Board of Directors has a minor investment in the project. An affiliate of such board member serves as the general partner.

     In November 2000, Millennium made a $5 million capital commitment to a venture capital fund that will focus on information technology, optics and
biotechnology in Tucson, Arizona.   A member of the UniSource Energy Board
of Directors owns the company that manages the fund. As of September 30, 2001, Millennium had paid approximately $0.3 million, including funding under its commitment and organizational and management expenses related to the fund. Millennium expects to fund approximately $1 million under this agreement in 2001.

     In July 1999, MEH sold its 50% ownership in NewEnergy to the AES Corporation for approximately $50 million in consideration. As part of the transaction, two promissory notes were issued by NewEnergy totaling $22.8 million. One of the promissory notes in the principal amount $11.4 million was paid on July 24, 2000 and the remaining promissory note for $11.4 million was paid on July 23, 2001.

     In August 2001, Millennium invested $3 million in Powertrusion International, Inc. (Powertrusion), a company that manufactures fiberglass utility poles. The investment provided Millennium a controlling 50.5% interest in the company. As a result, Millennium consolidated the entity's balance sheet and results of operations as of the investment date. Maintaining control of Powertrusion will depend upon many factors, including providing an additional $2 million in contingent consideration by August 2002. Contribution of the contingent additional investment is solely determined by Millennium. Minority shareholder interests in Powertrusion represent 49.5% of the outstanding common shares and 100% of the outstanding cumulative preferred shares in the company.


NOTE 4.  BUSINESS SEGMENTS
--------------------------

     Based on the way we organize our operations and evaluate performance, beginning in the third quarter of 2001, we have three reportable business segments. UniSource Energy's principal business segment is TEP, an electric utility business. The other reportable business segments consist of the unregulated energy businesses of Millennium (see Note 3) and UED, a company that engages in developing generating resources and other project development services and related activities.

     Significant reconciling adjustments consist of the elimination of intercompany sales between business segments and the elimination of the intercompany note between UniSource Energy and TEP, as well as the related interest income and expense. All intercompany activity and balances have been eliminated. We disclose selected financial data for our business segments in the following tables:

                               Segments
                      --------------------------
                                                                UniSource
                                                  Reconciling     Energy
                       TEP    Millennium    UED   Adjustments  Consolidated
---------------------------------------------------------------------------
                                      - Thousands of Dollars  -
Income Statement
----------------
Three months ended
 September 30, 2001:
  Operating
   Revenues
   - External     $  427,361  $   2,301  $       -  $       -    $  429,662
---------------------------------------------------------------------------
  Operating
   Revenues
   - Intersegment        122      5,741        840     (6,703)            -
---------------------------------------------------------------------------
  Net Income
   (Loss) Before
   Income Taxes       26,123      3,809        742     (2,350)       28,324
---------------------------------------------------------------------------
  Net Income
   (Loss)             14,440      2,076        446     (1,414)       15,548
---------------------------------------------------------------------------

Three months ended
 September 30, 2000:
  Operating
   Revenues
   - External     $  340,395  $   1,822  $       -  $       -    $  342,217
---------------------------------------------------------------------------
  Operating
   Revenues
   - Intersegment        106        559          -       (665)            -
---------------------------------------------------------------------------
  Net Income
   (Loss) Before
   Income Taxes       32,799     (2,138)         -     (2,232)       28,429
---------------------------------------------------------------------------
  Net Income
   (Loss)             19,835     (1,254)         -     (1,342)       17,239
---------------------------------------------------------------------------

Nine months ended
 September 30, 2001:
  Operating
   Revenues
   - External     $1,112,961  $   6,981  $       -  $       -    $1,119,942
---------------------------------------------------------------------------
  Operating
   Revenues
   - Intersegment        349      9,554      1,120    (11,023)            -
---------------------------------------------------------------------------
  Net Income
   (Loss) Before
   Income Taxes
   and
   Cumulative
   Effect of
   Accounting
   Change            100,104     (8,288)     1,019     (6,974)       85,861
---------------------------------------------------------------------------
  Cumulative
   Effect of
   Accounting
   Change                470          -          -          -           470
---------------------------------------------------------------------------
  Net Income
   (Loss)             56,855     (5,206)       612     (4,194)       48,067
---------------------------------------------------------------------------

Nine months ended
 September 30, 2000:
  Operating
   Revenues
   - External     $  752,410  $   3,761  $       -  $       -    $  756,171
---------------------------------------------------------------------------
  Operating
   Revenues
   - Intersegment        284      1,283          -     (1,567)            -
---------------------------------------------------------------------------
  Net Income
   (Loss)
   Before Income
   Taxes              46,870     (4,765)         -     (6,282)       35,823
---------------------------------------------------------------------------
  Net Income
   (Loss)             33,136     (1,218)         -     (3,778)       28,140
---------------------------------------------------------------------------

Balance Sheet
-------------

Total Assets,
 September 30,
 2001             $2,660,402  $ 141,190  $  19,647  $(107,268)   $2,713,971
Total Assets,
 December 31,
 2000             $2,600,935  $ 167,331  $       -  $ (96,882)   $2,671,384
---------------------------------------------------------------------------
---------------------------------------------------------------------------


NOTE 5.  COMMITMENTS AND CONTINGENCIES
--------------------------------------

  TEP COMMITMENTS AND CONTINGENCIES

   Four Corners Generating Station Commitment

     TEP is a 7% owner of Units 4 and 5 of the Four Corners Generating Station. The station participation agreement requires that if one of the participants fails to make its payments for operation of the station when due, the other station participants must make such payments on behalf of the defaulting party, in proportion to their ratable ownership interest in the station, for a period of up to six months. During this time the defaulting participant is entitled to its share of the power generated by the station. After the grace period, the defaulting participant must make its payments in arrears before it would be entitled to its continuing share of power.

     Southern California Edison Company (SCE) is a 48% owner of Units 4 and 5 of the station. SCE has publicly disclosed that due to the high cost of wholesale power in California which to date it has not been able to recover from customers, it may no longer be able to continue to meet its financial obligations. SCE has made all of its payments for the station for periods through October 31, 2001. However, we are uncertain whether SCE will be able to continue to make its payments for the remainder of 2001. Based on the operating budget for the station for the year 2001, in the event that SCE were to fail to pay, TEP may be required to pay on SCE's behalf, for the power SCE receives, an average amount of $1 million per month for up to six months. TEP is unable to predict whether it will be required to make any such payments on SCE's behalf in the future.

  MILLENNIUM COMMITMENTS

     See Note 3 for a description of Millennium's commitments.


NOTE 6.  WHOLESALE ACCOUNTS RECEIVABLE AND ALLOWANCES
-----------------------------------------------------

     Due to high market prices and various factors influencing supply and demand, the California energy markets, as administered by the California Power Exchange (CPX) and the California Independent System Operator (CISO), became dysfunctional during 2000. These high prices and extraordinary market conditions affected not only California, but the entire Western Region of the United States and Canada. During January and February 2001, SCE and Pacific Gas & Electric Company (PG&E), two of the largest utility market participants in California, defaulted on payments due to the CPX and CISO for power consumed in the fourth quarter of 2000 and the first quarter of 2001. On January 30, 2001, the CPX suspended its day-ahead and day-of energy trading and subsequently ceased operations and filed for bankruptcy.

     PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on April 6, 2001. During the third quarter of 2001, PG&E filed a plan of reorganization which purports to pay all valid creditor claims in full. SCE signed a Memorandum of Understanding with the CDWR on April 9, 2001, which set forth a comprehensive plan calling for legislation, regulatory action and definitive agreements designed to resolve certain aspects of the energy crisis and restore SCE's creditworthiness and liquidity. This Memorandum of Understanding was allowed to expire in mid-August 2001 without regulatory or legislative action being taken. In October 2001, the California Public Utilities Commission reached a settlement agreement with SCE, allowing it to recover approximately $3.3 billion of purchased power costs and avert a potential bankruptcy filing. The settlement agreement was approved in U.S. District Court on October 5, 2001. On October 30, 2001, a Motions Panel of the U.S. 9th Circuit Court of Appeals remanded to the U.S. District Court a consumer advocate group's motion for a stay of the U.S. District Court's judgement approving the settlement agreement.

     Although TEP did not make sales directly to either SCE or PG&E in 2000 or 2001, it did sell approximately $58 million of power to the CPX and the CISO during 2000 and $7 million in January 2001 and therefore is affected by the defaults and events noted above.

     Beginning in January 2001, the California Department of Water Resources (CDWR) was authorized to make energy purchases on behalf of California customers. TEP sold $1 million of power to the CDWR in the third quarter of 2001, and $16 million of power in the first nine months of 2001, all of which has been paid according to terms. On February 21, 2001, TEP filed a complaint at the FERC charging that the State of California, California Governor Gray Davis, and the CPX violated the Federal Power Act by letting the CDWR seize the forward contracts of SCE and PG&E at the CPX without prior FERC approval. TEP contends that this seizure violates the CPX tariff which provides for the liquidation of favorable forward positions to mitigate a market participant's default amount. This complaint is pending at the FERC and we are not able to predict the outcome.

     The CPX has withheld some amounts due to parties, including TEP, that sold power to the CPX in the fourth quarter of 2000 and the first quarter of 2001. In addition, under default provisions contained in the CPX tariff, the CPX allocated the defaults of CPX participants to remaining participants based upon the level of trading activity of each participant during the preceding three-month period. Not only have initial defaults of a CPX debtor been charged back to the other participants, but defaults by other participants on charge-backs have also been charged back. TEP has not collected the full amount due for sales to the CPX and CISO in the fourth quarter of 2000 and the first quarter of 2001 and TEP has been assessed amounts due as charge-backs. A number of CPX participants filed suit against the CPX in February 2001, and a preliminary injunction was implemented that precluded the CPX from issuing any more invoices for charge-backs, attempting to collect on charge-backs or exercising against collateral. In April 2001, the FERC ordered the CPX to issue new invoices reflecting the reversal of the charge-backs on the CPX accounting records.

     On October 5, 2001, the CPX participant creditors' committee in the CPX bankruptcy filed a proposed settlement with the FERC that would (i) return the collateral of each CPX participant, (ii) establish a reserve for CPX costs and expenses that would be paid for by PG&E and SCE according to a 67.5% and 32.5% split, respectively, (iii) return CPX chargeback payments to participants, and (iv) divide the remaining cash and future assets among the participants based on the net amounts owed to the CPX by both parties. On October 25, 2001, both PG&E and SCE filed with the FERC their objections to such settlement on the basis that the proposed settlement was biased and could subject the two companies to duplicate claims.

     We cannot predict the outcome of the PG&E bankruptcy or the implementation of the SCE settlement agreement, nor the impact that these issues or the CPX bankruptcy proceedings will have on TEP's ability to collect the full amounts it is owed by the CPX and CISO.

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

     Other parties in California have indicated an intent to seek return of revenues earned by wholesale power suppliers which they determine to be "unlawful profits." The determination of what would constitute "unlawful profits" is unclear at the present time. In June 2001, a FERC administrative law judge (ALJ) convened a conference to negotiate a voluntary settlement between California and numerous power generators. California claims that it was overcharged up to $9 billion for wholesale power purchases since May 2000. Representatives from over 100 parties and participants in the western power market, including the state of California and power generators, negotiated for two weeks but failed to reach an agreement. In July 2001, based on the ALJ's recommendations, the FERC ordered hearings to determine refunds/offsets applicable to wholesale sales into the CISO's spot markets for the period from October 2, 2000 to June 20, 2001. The order established the methodology that will be used to calculate the amount of refunds. This methodology will likely result in refunds substantially lower than the $9 billion claimed by California.

     On September 25, 2001, a FERC ALJ extended the deadline for issuing its report on the California refund issue until March 8, 2002. We are not able to predict the length of and outcome of the FERC hearings and the outcome of any subsequent lawsuits and appeals that might be filed. As a participant in the June 2001 refund proceedings, TEP will be subject to any final refund orders. TEP does not expect its refund liability to exceed the $16 million already reserved.

     We considered the potential non-payment for certain amounts due to TEP but not yet paid, the charge-back billings to TEP and the potential implication of the soft caps if they were extended retroactively to the CPX and CISO markets when we calculated our allowances for doubtful accounts and potential refunds for wholesale transactions for 2000 and 2001. We have recorded allowances amounting to approximately $16 million, $7 million of which was recorded in the first quarter of 2001 and $9 million of which was recorded in the fourth quarter of 2000. These allowances reserve in full the unpaid amounts which are past due to TEP. We recorded no such allowances in periods prior to the fourth quarter of 2000 or subsequent to the first quarter of 2001.

     While some actions have occurred since the first quarter that appear to indicate positive intent for parties to repay TEP at least a portion of the amounts remaining uncollected, we believe there is insufficient information at present to predict any specific amount which TEP might receive, or to reverse any portion of the reserves recorded. More information could become available in the future that would lead us to conclude that repayment of some portion or all of the uncollected amounts is probable. If this were to occur, we would decrease the amount of the reserve accordingly. We are unable to predict whether any such actions will occur.

    Accounts receivable from Electric Wholesale Sales, net of allowances, totaled $71 million at September 30, 2001 and $64 million at December 31, 2000. These amounts are included in Accounts Receivable on the balance sheet. These balances, net of the above-mentioned allowances, have been collected in full as of the date of this filing.


NOTE 7.  INCOME TAXES
---------------------

     The differences between the income tax expense and the amount obtained by multiplying pre-tax income by the U.S. statutory federal income tax rate of 35% are as follows:

                                               UniSource Energy
                                  ----------------------------------------
                                  Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
                                   2001      2000         2001      2000
--------------------------------------------------------------------------
                                         - Thousands of Dollars -
Federal Income Tax Expense at
 Statutory Rate                 $  9,913  $  9,950     $ 30,325   $ 12,538
  State Income Tax Expense,
   Net of Federal Deduction        1,387     1,393        4,245      1,756
  Depreciation Differences
   (Flow Through Basis)            1,250     1,066        3,856      3,201
  Foreign Operations of
   Millennium Energy
   Businesses                         11        18           12     (1,655)
  Reduction in Valuation
   Allowance - Benefit                 -    (1,200)           -     (8,200)
  Other                              215       (37)         138         43
--------------------------------------------------------------------------
Total Federal and State Income
 Tax Expense                    $ 12,776  $ 11,190     $ 38,576   $  7,683
==========================================================================

                                                     TEP
                                   ---------------------------------------
                                   Three Months Ended    Nine Months Ended
                                      September 30,        September 30,
                                    2001      2000        2001      2000
--------------------------------------------------------------------------
                                          - Thousands of Dollars -
Federal Income Tax Expense at
 Statutory Rate                 $  9,143  $ 11,480     $ 35,310   $ 16,405
  State Income Tax Expense,
   Net of Federal Deduction        1,280     1,607        4,943      2,296
  Depreciation Differences
   (Flow Through Basis)            1,250     1,066        3,856      3,201
  Reduction in Valuation
   Allowance - Benefit                 -    (1,200)           -     (8,200)
  Other                               10        11          (78)        32
--------------------------------------------------------------------------
Total Federal and State Income
 Tax Expense                    $ 11,683  $ 12,964     $ 44,031   $ 13,734
==========================================================================

     Income tax expense included in the income statements consists of the following:

                                              UniSource Energy
                                ------------------------------------------
                                Three Months Ended       Nine Months Ended
                                   September 30,           September 30,
                                  2001      2000          2001      2000
--------------------------------------------------------------------------
                                        - Thousands of Dollars -
Operating Expenses              $  7,430  $  9,473     $ 31,451   $  4,238
Other Income (Deductions)          5,346     1,717        6,813      3,445
Cumulative Effect of
 Accounting Change                     -         -          312          -
--------------------------------------------------------------------------
Total Income Tax Expense        $ 12,776  $ 11,190     $ 38,576   $  7,683
==========================================================================

                                                   TEP
                                  ----------------------------------------
                                  Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
                                   2001      2000         2001      2000
--------------------------------------------------------------------------
                                        - Thousands of Dollars -
Operating Expenses              $  9,356  $ 11,063     $ 36,537   $  7,944
Other Income (Deductions)          2,327     1,901        7,182      5,790
Cumulative Effect of
 Accounting Change                     -         -          312          -
--------------------------------------------------------------------------
Total Income Tax Expense        $ 11,683  $ 12,964     $ 44,031   $ 13,734
==========================================================================

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


NOTE 8. NEW ACCOUNTING PRONOUNCEMENT
------------------------------------

     In June 2001, the FASB issued Statement of Financial Accounting Standards No.143 (FAS 143), "Accounting for Asset Retirement Obligations." FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. We are required to comply with FAS 143 beginning January 1, 2003. We are evaluating the impact of FAS 143 on our financial statements.


NOTE 9.  REVIEW BY INDEPENDENT ACCOUNTANTS
------------------------------------------

     With respect to the unaudited condensed consolidated financial information of UniSource Energy and TEP for the three-month and nine-month periods ended September 30, 2001 and 2000, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 8, 2001 appearing herein, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of
Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.


NOTE 10.  RECLASSIFICATIONS
---------------------------

We have made reclassifications to the first quarter of 2001 (see Note 2) and the prior year financial statements for comparative purposes. These reclassifications had no effect on net income.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

     UniSource Energy Corporation (UniSource Energy) is a holding company that owns the outstanding common stock of Tucson Electric Power Company
(TEP), Millennium Energy Holdings, Inc. (Millennium), and UniSource Energy Development Company (UED). TEP is an electric utility which has provided electric service to the community of Tucson, Arizona, for over 100 years and whose revenues reached $1 billion, for the first time, in 2000. Millennium is a holding company that invests in unregulated ventures related to the energy business. UED was established in February 2001 and engages in developing generating resources and other project development services and related activities, including the proposed expansion of the Springerville Generating Station through construction of Springerville Units 3 and 4. We conduct our business in these three primary business segments--TEP's Electric Utility Segment, the Millennium Energy Businesses Segment, and the UniSource Energy Development Segment.

     Management's Discussion and Analysis explains the general financial condition and the results of operations for UniSource Energy and its three primary business segments and includes the following:

   * operating results during the third quarter and first nine months of 2001 compared with the same periods in 2000,
   * changes in liquidity and capital resources during the third quarter and first nine months of 2001, and
   * expectations of identifiable material trends which may affect our business in the future.

     TEP is the principal operating subsidiary of UniSource Energy and accounts for substantially all of its assets and revenues. The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis. The seasonal nature of the electric utility business causes operating results to vary significantly from quarter to quarter. At September 30, 2001, Millennium's unregulated energy-related affiliates comprised approximately 5% of total assets, but at times have had a significant impact on our consolidated net income and cash flows. At September 30, 2001, UED's unregulated business segment comprised less than 1% of total assets, but may have a significant impact on our consolidated net income and cash flows in the future.

     Management's Discussion and Analysis should be read in conjunction with UniSource Energy's and TEP's 2000 Form 10-K and with the Condensed Consolidated Financial Statements, beginning on page 2, which present the results of operations for the quarters and nine month periods ended September 30, 2001 and 2000. Management's Discussion and Analysis explains the differences between periods for specific line items of the Condensed Consolidated Financial Statements.

OVERVIEW
--------

     UniSource Energy recorded net income of $15.5 million for the third quarter of 2001, and net income of $48.1 million for the first nine months of 2001. This compares with net income of $17.2 million in the third quarter of 2000 and net income of $28.1 million for the first nine months of 2000.

     In the third quarter of 2001, TEP contributed net income of $14.4 million, compared with $19.8 million in the third quarter of 2000. The reduced earnings resulted from: (1) reduced retail sales and revenues due to relatively mild summer weather and reduced consumption by mining customers and (2) higher purchased power expenses related to forward gas and electricity hedge purchases to assure service reliability during the summer months. Lower earnings at TEP were somewhat offset by a $2.1 million net gain at Millennium resulting from a $5.6 million net gain from the sale of the largest independent power project owned by its subsidiary, Nations Energy.

     For the nine months ended September 30, 2001, TEP contributed $56.9 million, compared with $33.1 million in the same period of 2000. This improvement for the nine month period is due to the strong performance by TEP's wholesale marketing activities during the first five months of 2001, when wholesale energy prices in the western U.S. were significantly higher than in the third quarter of 2001. See Results of Operations for further detail.

     Outlook and Strategy
     --------------------

     Our financial prospects and outlook for the next few years will be affected by many competitive, regulatory and economic factors. Our plans and strategies include the following:

   * Continue to maintain our transmission and distribution system to reliably serve our retail customers.
   * Efficiently manage our generating resources and add capacity as necessary to serve our retail customers. We added peaking resources in the Tucson area to support expected growth in 2001.
   * Evaluate the expansion of the Springerville Generating Station through construction of Springerville Units 3 and 4. This additional generating capacity would provide energy under long-term contracts to potential wholesale power purchasers in Arizona and New Mexico and allow us to spread the fixed costs of the existing Springerville Common Facilities over two additional generating units.
   * Take advantage of opportunities to sell in the wholesale power markets while carefully managing the risks associated with such activities.
   * Look for ways to reduce or control operating costs in order to improve profitability. Because our Settlement Agreement provides for a retail rate cap through 2008, we can benefit from cost savings and from expected growth in our retail customer base.
   * Continue to use some of our cash flows to reduce TEP's leverage. In the previous three years, we prepaid approximately $34 million in First Mortgage Bonds and invested $54 million in Springerville Unit 1 lease debt, in addition to our required debt retirements of $51 million. We will continue to look for opportunities to retire or refinance higher coupon debt and make additional investments in lease obligations.
   * Make ongoing investments in our technology affiliates. Although we will record certain research and development expenses and experience some losses in these investments, we believe that over time these ventures will become profitable.

     While we believe that our plans and strategies will continue to have a positive impact on our financial prospects and position, we recognize that we continue to be highly leveraged, and as a result, our access to the capital markets may be limited or more expensive than for less leveraged companies.


FACTORS AFFECTING RESULTS OF OPERATIONS
---------------------------------------

  COMPETITION
  -----------

     RETAIL

     The electric utility industry is undergoing significant regulatory change designed to encourage competition in the sale of electricity and related services. As of January 1, 2001, all of TEP's retail customers are eligible to choose an alternate energy supplier. Currently, none of TEP's customers are being served by energy service providers (ESPs) although there is one certified ESP in TEP's retail service area. It is possible, however, that with open access in our retail service territory, customers may elect to purchase their energy requirements from ESPs in the future. TEP also competes against gas service suppliers and others who provide energy services.

     TEP will continue to serve certain large retail customers under negotiated contracts. TEP has contracts with two major mining customers. One of these contracts extends to 2006, with pricing tied, within a range, to the price of copper. This customer curtailed production at its facilities in TEP's service area during the second and third quarters of 2001. TEP used this capacity to service its retail load during this peak energy demand period and to sell into the wholesale market. TEP also had a load management agreement with this customer for the summer peak demand period. TEP's other major mining customer curtailed production at its facilities in TEP's service area during August and September 2001 because of economic conditions affecting its industry. In October 2001, this customer announced layoffs and further curtailments in production due to the continuing deterioration in market conditions.

     TEP's Settlement Agreement and Retail Electric Competition Rules
     ----------------------------------------------------------------

     In December 1996, the ACC adopted the Retail Electric Competition Rules (Rules) that provided a framework for the introduction of retail electric competition in Arizona. These Rules, as amended and modified, were approved by the ACC in September 1999. For TEP, the Rules became effective in January 2000, and consumer choice was available to all customers by January 1, 2001. TEP has met all conditions required by the ACC to facilitate electric retail competition, including ACC approval of TEP's direct access tariffs. However, ESPs must meet certain conditions before electricity can be sold competitively in TEP's service territory. Examples of these include ACC certification of ESPs and execution of, and compliance with, direct access service agreements with TEP.

     In November 1999, the ACC approved the Settlement Agreement between TEP and certain customer groups relating to the implementation of retail electric competition, including TEP's recovery of its transition recovery assets and the unbundling of tariffs. The Settlement Agreement provides, among other things, that TEP cap its retail rates until December 31, 2008, except under certain circumstances. These include the impact of (a) termination of the Fixed Competitive Transition Charge component of retail rates as a result of the early collection of $450 million of transition recovery assets; (b) changes in transmission charges due to regional transmission organizations; and (c) a transmission and distribution rate filing required in June 2004 which may result in lower rates. The Settlement Agreement also requires TEP to transfer its generating and other competitive assets to a subsidiary by December 31, 2002.

     The status of the Rules and the ability of ESPs to continue to sell competitive services may be subject to change due to recent court proceedings. Several parties, including certain rural electric cooperatives (Cooperatives), filed lawsuits in Maricopa County Superior Court challenging the Rules, contending, among other things, that allowing marketplace competition to determine rates violated the ACC's constitutional duty to set rates. In November 2000, the Court found the Rules to be unconstitutional and unlawful due to the failure of the Rules to establish a fair value rate base for competitive ESPs and because certain of the Rules were not submitted for certification to the Arizona Attorney General. The Court also invalidated all ACC orders granting certificates of convenience and necessity to competitive ESPs in Arizona.

     The ACC, RUCO (Residential Utility Consumer Office) and certain large industrial customers appealed the decision to the Court of Appeals. In addition, the Cooperatives filed a notice of cross appeal of certain aspects of the decision. Implementation of the judgement was stayed and the Rules remain in effect pending the outcome of the appeals.

     TEP cannot predict the effect of the recent court decision or the outcome of the appeals to which it is a party or the effect of the judgement, if affirmed upon appeal, on the introduction of retail electric competition in Arizona.

     WHOLESALE

     TEP competes with other utilities, power marketers and independent power producers in the sale of electric capacity and energy at market-based rates in the wholesale market. We expect the market price and demand for capacity and energy to continue to be influenced by the following factors during the next few years:

   * continued population growth in the western United States;
   * availability of capacity throughout the western United States;
   * restructuring of the electric utility industry in Arizona, California and other western states;
   * the FERC-ordered price mitigation plan which began June 20, 2001;
   * the availability and price of natural gas;
   * precipitation, which affects hydropower availability;
   * transmission constraints; and
   * environmental restrictions and the cost of compliance.

     The average market price for around-the-clock energy based on the Dow Jones Palo Verde Index increased significantly in 2000 compared with 1999 and in the nine months ended September 30, 2001 compared with the same period in 2000, as shown below.

     Average Market Price for Around-the-Clock Energy             MWh
     ----------------------------------------------------------------
       Year ended December 31, 2000                              $ 87
       Year ended December 31, 1999                                26

       Quarter ended September 30, 2001                            40
       Quarter ended September 30, 2000                           124

       Nine months ended September 30, 2001                       117
       Nine months ended September 30, 2000                        72

     In June 2001 market prices for electricity began to fall significantly and continued to fall in the third quarter 2001. This reduction was due to a number of factors, including more generation online in the western U.S., lower natural gas prices, and the implementation of the FERC-ordered price mitigation plan beginning June 20, 2001. See Western Energy Markets, below. As of November 2001, the average forward around-the-clock market price for the balance of 2001 and 2002 will be approximately $30 per MWh, based on the Dow Jones Palo Verde Index.

     We cannot predict whether these lower prices will continue, or whether changes in various factors that influence demand and capacity will cause prices to rise again during the remainder of 2001 and 2002.

     New Long-Term Wholesale Power Contract
     --------------------------------------

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

     Transmission Access
     -------------------

     In 1997, TEP and other transmission owners and users located in the southwestern U.S. began to investigate the feasibility of forming an Independent System Operator (ISO) for the region. As a result, they formed a non-profit corporation named Desert STAR in September 1999. In December 1999, the FERC issued FERC Order 2000, which established timelines for all transmission owning entities to join a Regional Transmission Organization
(RTO) and defined the minimum characteristics and functions of an RTO.

     In June 2001, Desert STAR and seven southwestern electric utilities, including TEP, submitted an informational filing with the FERC outlining their proposal for an RTO encompassing about 380,000 square miles in Arizona, New Mexico, Colorado, eastern Wyoming, western Texas, southern Nevada and southern California. In this filing, the utilities indicated to the FERC that they were considering a change in the proposed governance structure of Desert STAR.

     In July 2001, the FERC ordered existing independent system operators to consolidate into four regional transmission operators: Northeast, Southeast, Midwest and West. In September 2001, the FERC recommended the development of a single RTO for the Western Region, consolidating Desert STAR and the entity "RTO West", but excluding California. The FERC also stated that transmission-owning utilities should join an RTO by December 15, 2001. The FERC has since softened its stance with respect to the formation of four regional transmission operators and the December 15th deadline, but remains committed to standardizing rules for interconnection and the creation of a seamless nationwide market.

     TEP and five other southwestern utilities filed agreements and operating protocols with the FERC in October 2001 to form a new, for-profit RTO to be known as WestConnect to replace Desert STAR. WestConnect is based primarily on policies and procedures developed in the Desert STAR stakeholder process. It will be responsible for security, reservations, scheduling, transmission expansion and planning, and congestion management for the regional transmission system. It will also focus on ensuring reliability, nondiscriminatory open-access, and independent governance. WestConnect is working with members of other regional RTOs in the West and Pacific Northwest in an attempt to expand its service territory to form a single western RTO, as envisioned by the FERC. WestConnect is projected to begin operations in early 2004. The reorganization of Desert STAR into WestConnect will be subject to approval by the FERC and certain state regulatory authorities in the region.

     The ACC Retail Electric Competition Rules also required the formation and implementation of an Arizona Independent Scheduling Administrator Association (AISA). The purpose of the AISA is to oversee the application of operating protocols to ensure statewide consistency for transmission access. The AISA is anticipated to be a temporary organization until the implementation of an ISO or RTO. TEP participated in the creation of the AISA, a not-for-profit entity, and the compliance filing at the FERC for approval of its rates and protocols for operation. In June 2001, the FERC accepted the compliance filing and conditionally accepted service agreements filed by the AISA under its tariff, effective May 3, 2001. However, the FERC denied a request for rehearing of its conclusion that retail customers choosing to remain with the incumbent supplier under bundled retail Standard Offer rates approved by the ACC will be taking unbundled retail transmission service under the jurisdiction of the FERC. The ACC appealed this decision, and the AISA intervened on behalf of the ACC. The case is pending before the 9th Circuit Court of Appeals. In July 2001, TEP began assessing customers a fee to help fund the AISA. TEP continues to participate with the other affected utilities in developing the AISA's structure and protocols in response to retail competition.

     On July 24, 2001, the ACC Commissioners initiated a 90-day comment period to provide stakeholders the opportunity to comment on a list of issues related to the AISA. Among the issues to be discussed, is a proposal by one of the Commissioners to end the obligation of Arizona utilities to fund and participate in the AISA because the AISA has fulfilled its obligation to develop transmission operating protocols. A report from the ACC staff to the ACC was due at the end of October, but the deadline for submitting the report was extended. The ACC may then hold an open meeting to discuss the results of the report.

  WESTERN ENERGY MARKETS
  ----------------------

     Due to high market prices and various factors influencing supply and demand, the California energy markets, as administered by the CPX and the CISO, became dysfunctional during 2000. These high prices and extraordinary market conditions affected not only California, but the entire Western Region of the United States and Canada. During January and February 2001, SCE and PG&E, two of the California utilities that are the largest market participants, defaulted on payments due to the CPX and CISO for power consumed in the fourth quarter of 2000 and the first quarter of 2001. On January 30, 2001, the CPX suspended its day-ahead and day-of energy trading and subsequently ceased operations and filed for bankruptcy. Beginning in January 2001, the California Department of Water Resources
(CDWR) was authorized to make energy purchases on behalf of California customers. PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on April 6, 2001. SCE signed a Memorandum of Understanding
(MOU) with the CDWR on April 9, 2001, which set forth a comprehensive plan calling for legislation, regulatory action and definitive agreements designed to resolve certain aspects of the energy crisis and restore SCE's creditworthiness and liquidity.

     During the third quarter of 2001, PG&E filed a plan of reorganization which purports to pay all valid creditor claims in full. The SCE MOU was allowed to expire in mid-August 2001 without regulatory or legislative action being taken. In October 2001, the California Public Utilities Commission reached a settlement agreement with SCE, allowing it to recover approximately $3.3 billion of purchased power costs and avert a potential bankruptcy filing. The settlement agreement was approved in U.S. District Court on October 5, 2001. On October 30, 2001, a Motions Panel of the U.S. 9th Circuit Court of Appeals remanded to the U.S. District Court a consumer advocate group's motion for a stay of the U.S. District Court's judgement approving the settlement agreement.

     Although TEP did not make sales directly to either of these utilities in 2000 or 2001, it did make sales to the CPX and CISO and therefore is affected by the defaults and events noted above. We cannot predict the outcome of the PG&E bankruptcy or the implementation of the SCE settlement agreement, and the effect on TEP's ability to collect the full amounts it is owed by the CPX and CISO.

     Payment Defaults and Allowances for Doubtful Accounts
     -----------------------------------------------------

     TEP sold approximately $58 million of power to the CPX and CISO during 2000 and $7 million during January of 2001. As a result of payment defaults by market participants, TEP's collection shortfall was approximately $9 million for sales made in 2000 and $7 million for sales made in 2001. We recorded an allowance for doubtful accounts and potential refunds for wholesale transactions for the full amount of these uncollected amounts in the fourth quarter of 2000 and the first quarter of 2001. Reserves for potential non-payment of amounts due to TEP for sales to the CPX and CISO during 2000 and 2001 total $16 million. TEP sold $1 million of power to the CDWR in the third quarter of 2001, and a total of $16 million of power for the first nine months of 2001, all of which has been paid according to terms.

     Under default provisions contained in the CPX tariff, the CPX allocated the defaults of CPX participants to remaining participants based upon the level of trading activity of each participant during the preceding three-month period. Not only were initial defaults of a CPX debtor charged back to the other participants, but defaults by other participants on charge-backs were also charged back. A number of CPX participants filed suit against the CPX in February 2001, and a preliminary injunction was implemented that precluded the CPX from issuing any more invoices for charge-backs, attempting to collect on charge-backs or exercising against collateral. In April 2001, the FERC ordered the CPX to issue new invoices reflecting the reversal of the charge-backs on the CPX accounting records. As noted above, the CPX has ceased operations and filed for bankruptcy.
TEP has cash collateral of approximately $1 million on deposit in an escrow account with the CPX which is currently unavailable to TEP due to the bankruptcy stay.

     On October 5, 2001, the CPX participant creditors' committee in the CPX bankruptcy filed a proposed settlement with the FERC that would (i) return the collateral of each CPX participant, (ii) establish a reserve for CPX costs and expenses that would be paid for by PG&E and SCE according to a 67.5% and 32.5% split, respectively, (iii) return CPX chargeback payments to participants, and (iv) divide the remaining cash and future assets among the participants based on the net amounts owed to the CPX by both parties. On October 25, 2001, both PG&E and SCE filed with the FERC their objections to such settlement on the basis that the proposed settlement was biased and could subject the two companies to duplicate claims.

     While some actions have occurred since the first quarter that appear to indicate positive intent for parties to repay TEP at least a portion or all of the amounts remaining uncollected, we believe there is insufficient information at present to predict any specific amount which TEP might receive, or to reverse any portion of the reserves recorded. More information could become available in the future that would lead us to conclude that repayment of some portion of the uncollected amounts is probable. If this were to occur, we would decrease the amount of the reserve accordingly.
We are unable to predict whether any such actions will occur.

     Department of Energy Orders
     ---------------------------

     On December 14, 2000, the Secretary of Energy issued an order designed to address the electric emergency in California. The order required entities, including TEP, "to sell electricity to the California ISO that is available in excess of electricity needed by each entity to render service to its firm customers." This order was extended several times due to the continuation of the emergency situation. The order was allowed to expire on February 7, 2001. Another emergency order requiring four generators (not including TEP) to continue to sell power was extended through March 16, 2001.

     During early January 2001, TEP sold approximately $7 million of energy to the CPX and the CISO. After January 12, however, planned generator maintenance and increased firm customer demand resulted in a decrease of excess energy available for sale from TEP to California. Furthermore, the most critical energy shortages were in Northern California. Due to transmission constraints, energy could not be moved from the South, where our generation is located, to the North. Therefore, requests for power under the Department of Energy orders were minimal after January 12, 2001.

     FERC Matters
     ------------

     On February 21, 2001, TEP filed a complaint at the FERC charging that the state of California, California Governor Gray Davis, and the CPX violated the Federal Power Act by letting the CDWR seize the forward contracts of SCE and PG&E at the CPX without prior FERC approval. TEP contends that this seizure violates the CPX tariff which provides for the liquidation of favorable forward positions to mitigate a market participant's default amount. TEP's complaint requests the FERC to: void the seizure of these assets by Governor Davis; require the State of California to pay fair market value for the contracts or assume the wholesale power liabilities of PG&E and SCE to the CPX; and declare that the wholesale rates produced under the CPX tariffs are just and reasonable and should be collected from the utilities' retail customers. This complaint is pending at the FERC. In September 2001, however, the 9th Circuit Court ruled in a similar case filed by Duke Energy Trading and Marketing, LLC (Duke) that Governor Davis illegally took control of long-term energy contracts held by California's utilities. The Court remanded the case to the district court with instructions that a judgement be entered in favor of Duke and that an injunction be entered against Governor Davis. We are not able to predict the outcome of our lawsuit at the FERC.

     During March 2001, the FERC issued two orders requiring certain generators that sold power to California in January and February 2001 to either refund amounts over specified market prices or provide further data to defend their transactions. TEP was not named in either of these orders.

     On June 19, 2001, the FERC issued an order adopting a price mitigation plan applicable to certain wholesale power sales in California and throughout the western United States during the period June 20, 2001 through September 30, 2002. This order applies to spot market (day-ahead and hour-ahead) transactions in the western United States when operating reserves fall below 7.5% in California and the CISO calls a Stage 1 alert. The market price is then capped at the operating cost of the highest cost unit in operation during the Stage 1 alert. The price during non-Stage 1 alert periods is based on 85% of the price established during the most recent Stage 1 alert. Sellers that do not wish to establish rates on the basis of this price mitigation plan may propose cost-of-service rates covering all of their generating units in the Western Systems Coordinating Council for the duration of the mitigation plan. Since the adoption of this plan, wholesale market prices in the West have continued to drop.

     On June 25, 2001, a FERC administrative law judge (ALJ) convened a conference to negotiate a voluntary settlement between California and numerous power generators. California claims that it was overcharged up to $9 billion for wholesale power purchases since May 2000. Representatives from over 100 parties and participants in the western power market, including the state of California and power generators, negotiated for two weeks but failed to reach an agreement.

     In July 2001, based on the ALJ's recommendations, the FERC ordered hearings to determine refunds/offsets applicable to wholesale sales into the California ISO's spot markets for the period from October 2, 2000 to June 20, 2001. The order established the methodology that will be used to calculate the amount of refunds. The FERC methodology specified that the price-mitigation formula contained in its June 19, 2001 order be applied to the period from October 2, 2000 to June 20, 2001. This methodology will likely result in refunds substantially lower than the $9 billion claimed by California.

     On September 25, 2001, the ALJ extended the deadline for issuing its report on the California refund issue until March 8, 2002. We are not able to predict the length of and outcome of the FERC hearings and the outcome of any subsequent lawsuits and appeals that might be filed. As a participant in the June 2001 refund proceedings, TEP will be subject to any final refund orders. TEP does not expect its refund liability, if any, to have a significant impact on the financial statements. See Western Energy Markets, Payment Defaults and Allowances for Doubtful Accounts above.

     There are several other outstanding legal issues, complaints, and lawsuits concerning the California energy crisis related to the FERC, wholesale power suppliers, SCE, PG&E, the CPX and CISO. New events and issues related to the California energy crisis arise each day, and we cannot predict the outcome of these issues or lawsuits. We believe, however, that we are adequately reserved for our transactions with the CPX and CISO. See Note 6 of Notes to Financial Statements.

     SCE Power Exchange Agreement
     ----------------------------

     As part of a 1992 litigation settlement, TEP and SCE agreed to a ten-year power exchange agreement. The agreement began in May 1995 and requires SCE to provide firm system capacity of 110 MW to TEP during summer months. TEP is obligated to return to SCE in the winter months the same amount of energy that it received during the preceding summer. For example, in the summer of 2000, TEP received approximately 140,000 MWh from SCE and returned the same amount during the winter months from November 2000 to February 2001. Since 1995, TEP has relied upon the 110 MW provided under this agreement as a firm source of energy to supply its retail load during the peak summer months. During the summer of 2000, there were two days when power emergencies were called in California and SCE did not deliver energy to TEP. This caused TEP to have to purchase power for several peak hours of the day at high spot power prices. TEP believes the agreement requires SCE to purchase power for TEP's benefit under those circumstances, and during subsequent power alerts, SCE did purchase and provide power to TEP under the agreement. During the summer of 2001 (May 15 to September 15), SCE delivered energy to TEP as required by the terms of this agreement, except for limited occasions in the second quarter of 2001.

     As TEP entered the summer peaking season of 2001, there was considerable uncertainty as to the ongoing availability of the 110 MW resource because of the continuing energy crisis in California and the deteriorating financial condition of SCE. To mitigate the risk of loss of this resource, TEP relied upon its two new peaking resources that went in-service in June 2001, interruptible contracts, load shifting by large mining customers, and reserve sharing with other utilities. To ensure service reliability, TEP purchased power under forward contracts at the beginning of summer at prices in excess of the cost of the SCE exchange agreement.

     Four Corners Generating Station Commitment
     ------------------------------------------

     TEP is a 7% owner of Units 4 and 5 of the Four Corners Generating Station. The station participation agreement requires that if one of the participants fails to make its payments for operation of the station when due, the other station participants must make these payments on behalf of the defaulting party, in proportion to their ratable ownership interest in the station, for a period of up to six months. During this time, the defaulting participant is entitled to its share of the power generated by the station. After the grace period, the defaulting participant must make its payments in arrears before it would be entitled to its continuing share of power.

     SCE is a 48% owner of Units 4 and 5 of the station. SCE has publicly disclosed that due to the high cost of wholesale power in California, which to date it has not been able to recover from customers, it may no longer be able to continue to meet its financial obligations. SCE has made all of its payments for the operation of the station through October 31, 2001. However, we are uncertain whether SCE will be able to continue to make its payments for the remainder of 2001. Based on the operating budget for the station for the year 2001, in the event that SCE were to fail to pay, TEP may be required to pay on SCE's behalf, for the power SCE receives, an average amount of $1 million per month for up to six months. TEP is unable to predict whether it will be required to make any such payments on SCE's behalf in the future.

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

     We continue to apply FAS 71 to the distribution and transmission portions of TEP's business, our regulated operations. We periodically assess whether we can continue to apply FAS 71 to these operations. If we stopped applying FAS 71 to TEP's remaining regulated operations, we would write off the related balances of TEP's regulatory assets as a charge in our income statement. Based on the balances of TEP's regulatory assets at September 30, 2001, if we had stopped applying FAS 71 to TEP's remaining regulated operations, we would have recorded an extraordinary loss, after tax, of approximately $247 million. While regulatory orders and market conditions may affect our cash flows, our cash flows would not be affected if we stopped applying FAS 71.

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

     Commodity Price Risk
     --------------------

     We are exposed to commodity price risk primarily relating to changes in the market price of electricity, changes in fuel costs incurred to generate electricity, and other energy-related products. TEP enters into forward contracts to buy or sell energy at a specified price at a future date. These contracts are considered to be derivative commodity instruments. Generally, TEP commits to future sales based on expected excess generating capability. However, rather than producing additional power, TEP may enter into a forward purchase contract to satisfy the forward sales contract if the market prices are favorable. The forward sales contracts that are satisfied with forward purchase contracts do not require any physical delivery of energy by TEP. However, to take advantage of anticipated market opportunities, TEP is at various times in a net open position. A net open position means it has either committed to sell more electricity than it has purchase contracts to cover or it has committed to purchase more power than it needs for its selling commitments. To limit exposure to price risk, TEP has trading policies with limits as to total open positions. TEP continually reviews its trading policies and limits to respond to the constantly changing market conditions.

     TEP measures its market risk related to its commodity exposure by using a sensitivity analysis. The market prices used to determine fair value are estimated based on various factors including broker quotes, exchange prices, over-the-counter prices and time value. As of September 30, 2001, an increase of 10% in the market prices of electric power from quarter-end levels would have decreased the fair value of its derivative commodity instruments by less than $1 million. Beginning in 2001, changes in the fair value of these derivative instruments are measured in our financial statements in accordance with FAS 133. See Note 2 of Notes to Financial Statements and Accounting for Derivative Instruments and Hedging Activities, below.

     TEP experienced increased commodity price risk during the third quarter of 2001, due to a potential need to replace a power resource previously available to it during the summer peak usage periods. See Western Energy Markets, SCE Power Exchange Agreement, above. To mitigate the risk that this resource may be unavailable to TEP, or if other unexpected losses of generation resources were to occur due to unplanned outages or natural disasters, TEP purchased alternative sources of capacity and energy at prices significantly in excess of the cost of these resources. To the extent possible, TEP also relied upon the new peaking units which went in-service in June 2001, interruptible contracts, load-shifting by large mining customers, and reserve sharing arrangements with other utilities as resources. Under the terms of its Settlement Agreement, TEP's retail rates are frozen through December 31, 2008, except under certain circumstances. As such, TEP cannot recover increased purchased power costs without further ACC action. See Competition, Retail above.

     TEP also purchases coal and natural gas in the normal course of business for fuel for its generating plants. TEP acquires its coal under long-term coal supply contracts. Purchases of gas historically provided fuel for only 3-4% of total generation. Beginning in the third quarter of 2000 through June 2001, however, the sustained high levels of wholesale energy prices in the western U.S. made it profitable for TEP to fuel its gas-fired generating units more frequently to sell into the wholesale market. As a result, during the last twelve months, approximately 10-12% of TEP's generation was fueled by natural gas. Market prices of natural gas also increased in the latter part of 2000 and the first six months of 2001, before beginning to fall in the third quarter of 2001. These high market prices, combined with increased gas usage, resulted in gas expense comprising 30% of total fuel expense in both the third quarter and the first nine months of 2001. TEP is assured of its gas supply as a retail customer of the local gas supplier in the region. TEP periodically negotiates its contract with its gas supplier to establish terms relating to pricing and scheduling of gas delivery. TEP also entered into two swap agreements in May 2001 to hedge our risk of fluctuations in the market price of gas related to approximately a third of our anticipated gas purchases from June through October 2001. See Results of Operations, Fuel and Purchased Power Expense, below.

     Credit Risk
     -----------

     UniSource Energy is exposed to credit risk in its energy trading activities related to potential nonperformance by counterparties. We manage the risk of counterparty default by performing financial credit reviews and setting limits and monitoring exposures, requiring collateral when needed, and using a standardized agreement which allows for the netting of current period exposures to and from a single counterparty. Despite such mitigation efforts, there is a potential for defaults by counterparties to occur from time to time. In the fourth quarter of 2000 and the first quarter of 2001, TEP was impacted by payment defaults by SCE and PG&E for amounts owed to the CPX and CISO.

     TEP sold approximately $58 million of power to the CPX and CISO during 2000 and $7 million during January of 2001. As a result of payment defaults by SCE and PG&E, TEP's collection shortfall was approximately $9 million for sales made in 2000 and $7 million for sales made in 2001. We recorded an allowance for doubtful accounts for the full amount of these uncollected amounts in the fourth quarter of 2000 and the first quarter of 2001. We recorded no such allowances in years prior to 2000. See Western Energy Markets, Payment Defaults and Allowances for Doubtful Accounts, above. Based on a review of its credit exposures at September 30, 2001, TEP does not anticipate any nonperformance by any of its other counterparties and did not record any additional reserves in the third quarter of 2001.

     Accounting for Derivative Instruments and Hedging Activities
     ------------------------------------------------------------

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

     Income Statement: after-tax unrealized gain of $470,000.
     Balance Sheet:
       * Other Comprehensive Income, a component of stockholders' equity: after-tax unrealized loss of $14 million, and
       * Forward Sale and Purchase Contracts Liability of $22 million.

     In addition to our forward contracts to buy and sell wholesale power, we entered into two swap agreements in May 2001 to hedge our risk of fluctuations in the market price of gas related to approximately a third of our anticipated gas purchases from June through October 2001. These swaps are considered derivatives and are designated as cash flow hedges. Under FAS 133, we record unrealized gains and losses on our forward contracts and swap agreements and adjust the related asset or liability on a monthly basis to reflect the market prices at the end of the month. The net unrealized gain/loss on forward sales and purchases classified as cash flow hedges is recorded in Other Comprehensive Income, a component of stockholders' equity. The net unrealized gain/loss on forward sales and purchases related to TEP's energy trading activity is recorded in Total Operating Revenues.

     In June 2001, the FASB approved a conclusion for FAS 133 Implementation Issue No. C15 (Issue C15), Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity. This guidance provides that power purchase or sales agreements (i.e. both forward contracts and option contracts), including capacity contracts, for the purchase or sale of electricity qualify for the FAS 133 normal purchase and sale exception if certain criteria are met.

     We implemented Issue C15 beginning July 1, 2001, on a prospective basis, and determined that our contracts classified as cash flow hedges (excluding the gas swaps discussed above) meet the C15 criteria for the normal purchases and sales exception. As a result, these cash flow hedge contracts will continue to be reported on the balance sheet at their fair values as of June 30, 2001 until settlement of the contracts. All cash flow hedge contracts open at September 30, 2001, including those that meet the normal purchases and sales exception under C15, will be settled by December 31, 2001, and as a result, the unrealized losses included in Other Comprehensive Income as of September 30, 2001 will be reversed from Other Comprehensive Income by year-end and realized gains or losses will be recorded on the income statement.

  FUEL SUPPLY
  -----------

     TEP and its local gas supplier entered into a new Special Gas Procurement Agreement to replace the agreement that expired on May 31, 2001. This agreement provides for all of TEP's natural gas commodity and transportation needs for use in power generation and has an initial five year term. The agreement will automatically continue after the initial term unless one party gives notice of termination at least 90 days prior to the anniversary date of the agreement. The ACC approved the agreement, effective June 28, 2001.

  FUTURE GENERATING RESOURCES
  ---------------------------

     TEP
     ---

     TEP determined that additional peaking resources would be needed in Tucson beginning in 2001 to improve local system reliability. TEP purchased a 75 MW gas turbine and Millennium purchased a 21 MW gas turbine (now held by UED and leased to TEP) to address this need. The generators came online in June to meet summer peaking needs. These units increased UniSource Energy's net generating capability to approximately 2,000 MW. TEP's generating needs in the shorter term will be for additional peaking resources, not for base-load generating capacity. TEP will continue to add peaking resources in the Tucson area as needed, based upon our forecasts of retail and firm wholesale load.

     UED
     ---

     In recognition of the strong retail growth in Arizona and New Mexico, as well as existing and projected base-load generation capacity needs in the western region, we are evaluating the expansion of the coal-fired Springerville Generating Station by constructing Springerville Units 3 and
4. On October 19, 2001, UED and Salt River Project Agricultural Improvement and Power District (SRP) signed a joint development agreement to share ownership and development costs of Springerville Units 3 and 4. Under the agreement, SRP would also purchase 50% of the power generation from the facility. The balance of the power generation would be sold to other regional power companies, possibly including TEP.

     Springerville was originally designed for four units. Units 3 and 4 would consist of two 400 MW coal-fired, base-load generating units at the same site as Springerville Units 1 and 2, and would allow us to spread the fixed costs of the existing Springerville Common Facilities over two additional generating units. We are developing the project scope and schedule and defining the terms of an engineering, procurement, and construction contract. We are also continuing the permitting process, evaluating financing plans, and negotiating with potential long-term power purchasers.

     The ACC approved construction of a third and fourth unit at the Springerville Generating Station in 1977 and 1987, respectively, providing that TEP, as plant operator, demonstrate that the fourth unit was needed to provide an adequate, economical and reliable supply of electric power to its customers. In July 2001, TEP filed an application asking the ACC to schedule a hearing addressing the need for the fourth electric generating unit. Evidentiary hearings regarding the need for Unit 4 are scheduled before the ACC in November 2001. TEP is also currently involved in discussions with the U.S. Environmental Protection Agency and Arizona Department of Environmental Quality (ADEQ) to determine specific levels of acceptable emissions at Springerville. Current plans call for total emissions from all four units to be less than the emissions from Units 1 and 2 today. The ADEQ has set a public hearing on the air quality control permit for late November 2001.

     Environmental activist groups have expressed concerns regarding the construction of Units 3 and 4. Such concerns have been expressed in the permitting and ACC proceedings and may extend to other forums and to issues apart from the proposed construction. One such group has sent TEP a notice of intent to sue for alleged violations of the Clean Air Act at the Springerville Generating Station. The notice alleges that more stringent emission standards should apply to Units 1 and 2 and that new permits and the installation of additional facilities meeting best available control technology standards are required for the continued operation of Units 1 and 2 in accordance with applicable law. TEP believes the claims are without merit. If legal action were commenced, TEP would vigorously contest these claims.

     We anticipate that power purchase agreements with other project off-takers and the engineering, procurement and construction contract will be signed by the fourth quarter of 2001. We expect that construction would begin by the second quarter of 2002, with commercial operation of Unit 3 expected to occur in early 2005, followed five months later by Unit 4. We can make no assurances, however, about the ultimate timing, or whether we will proceed with this project. See also Future Generating Resources, Millennium in the 2000 Form 10-K.


RESULTS OF OPERATIONS
---------------------

     UniSource Energy recorded net income of $15.5 million or $0.46 per average share of Common Stock in the third quarter of 2001 and net income of $48.1 million or $1.44 per share in the first nine months of 2001. This compares with net income of $17.2 million or $0.53 per average share of Common Stock in the third quarter of 2000 and net income of $28.1 million or $0.87 per share in the first nine months of 2000.

     The primary factors affecting the results of operations in the third quarter of 2001 include a $5.6 million after-tax gain on the sale of a Millennium subsidiary investment, significantly higher purchased power expense relating to forward energy purchases to ensure service reliability, and reduced retail sales and revenues due to relatively mild summer weather and reduced consumption by mining customers. These factors also affected the operating results in the first nine months of 2001, but they were offset by strong results from wholesale marketing activities at TEP during the first five months of 2001.

     Contribution By Business Segment
     --------------------------------

     The table below shows the contributions to our consolidated after-tax net income and losses by our three business segments, as well as parent company expenses and inter-company eliminations, for the third quarter and first nine months of 2001 and 2000:

                                      Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
                                       2001       2000         2001       2000
-------------------------------------------------------------------------------
                                              - Millions of Dollars -
Business Segment
  TEP                                $ 14.4     $ 19.8       $ 56.9     $ 33.1
  Millennium                            2.1       (1.3)        (5.2)      (1.2)
  UED                                   0.4          -          0.6          -
  Parent Company and Inter-Company
    Eliminations                       (1.4)      (1.3)        (4.2)      (3.8)
-------------------------------------------------------------------------------
    Consolidated Net Income          $ 15.5     $ 17.2       $ 48.1     $ 28.1
===============================================================================

     Parent Company and Inter-Company Eliminations include the after-tax interest expense accrued on a note payable from UniSource Energy to TEP. This note was provided to TEP in exchange for the stock of Millennium in January 1998. TEP's results include interest income from this note. The interest expense and interest income are eliminated upon UniSource Energy consolidation as inter-company transactions. UED's results include rental income from its turbine lease to TEP. This income, along with TEP's related rental expense, is also eliminated upon UniSource Energy consolidation.

     TEP's electric utility business accounts for substantially all of UniSource Energy's assets and revenues. The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis. The following discussion relates to TEP's utility operations, unless otherwise noted. The results of our unregulated energy businesses are discussed in Results of Millennium Energy Businesses and Results of UED below.

     New Accounting Standard
     -----------------------

     On January 1, 2001, we adopted FAS 133, Accounting for Derivative Instruments and Hedging Activities. As a result, TEP began recognizing unrealized gains and losses related to forward sale and purchase energy contracts in its income statement in the first quarter of 2001. The net unrealized gain/loss on forward sales and purchases related to TEP's energy trading activity is recorded in Total Operating Revenues. The net unrealized loss (pre-tax) for the third quarter ended September 30, 2001 was $3 million and the net unrealized gain (pre-tax) for the first nine months of 2001 was $4 million. See Note 2 of Notes to Financial Statements.

     Beginning July 1, 2001, we implemented, on a prospective basis, FAS 133 Implementation Issue No. C15 (Issue C15), Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity. TEP determined that its contracts classified as cash flow hedges (excluding the gas swaps) meet the C15 criteria for the normal purchases and sales exception. As a result, these cash flow hedge contracts will continue to be reported on the balance sheet at their fair values as of June 30, 2001 until settlement of the contracts.

     The analysis of electric wholesale sales and purchased power costs below excludes the impact of these unrealized gains and losses required to be recorded by FAS 133.

     Utility kWh Sales and Revenues
     ------------------------------

     Customer growth, weather and other consumption factors affect retail sales of electricity. Price changes also contribute to changes in retail revenues. Electric wholesale sales are affected by market prices in the wholesale energy market, competing sources of energy and capacity in the region.

     TEP experienced a decline in wholesale energy sales, but an increase in wholesale energy revenues during the third quarter of 2001. Market demand in the western region declined as a result of cooler temperatures, and market prices fell as a result of increased capacity in the region, declining natural gas prices, and the FERC-ordered price mitigation plan effective June 19, 2001. However, the settlement of energy sales contracts established when regional market prices were high caused wholesale energy revenues to increase. In the first nine months of 2001, both TEP's wholesale energy sales and revenues experienced significant growth, primarily due to significantly higher regional market prices and opportunities to sell excess generating capacity to California and other western wholesale market participants during the first five months of the year. These revenues more than doubled in the first nine months of 2001 compared with the same period in 2000, and in the nine months ended September 30, 2001, comprised 53% of total revenues. TEP's electric wholesale sales consist primarily of four types of sales:

     (1) Sales of firm capacity under long-term contracts for periods of more than one year. TEP currently has long-term contracts with two entities to sell firm capacity: Salt River Project and the NTUA.
     (2) Forward contracts to sell energy for periods of up to one year. Under forward contracts, TEP commits to sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one month, three months or one year periods. Forward contracts may consist of sales of TEP's excess generating capacity, or may represent trading activity, where forward sales and purchases may be made within established limits to take advantage of favorable market opportunities.
     (3) Short-term economy energy sales in the daily or hourly markets at fluctuating spot market prices and other non-firm energy sales, including sales under a long-term interruptible contract with PDES entered into by TEP in March 2001.
     (4) Sales of transmission service.

Comparisons of TEP's kilowatt-hour sales delivered and the corresponding electric revenues for the third quarter and first nine months of 2001 are shown below:


                                                 Sales                       Operating Revenue
--------------------------------------------------------------------------------------------------
                                                          Percent                          Percent
Three Months Ended September 30,        2001     2000     Change       2001       2000     Change
--------------------------------------------------------------------------------------------------
                                           - Millions of kWh -          - Millions of Dollars -
Electric Retail Sales                  2,485    2,515     (1.2%)   $  212.1    $ 214.5     (1.1%)
--------------------------------------------------------------------------------------------------
Electric Wholesale Sales Delivered:
  Long-term Contracts                    294      307     (4.2%)       11.1       13.5    (17.8%)
  Forward Contracts                      819      937    (12.6%)      146.1       67.6    116.1%
  Short-term Sales and Other             499      485      2.9%        57.5       42.5     35.3%
  Transmission                             -        -        -          1.5        1.1     36.4%
--------------------------------------------------------------------------------------------------
Total Electric Wholesale Sales         1,612    1,729     (6.8%)      216.2      124.7     73.4%
--------------------------------------------------------------------------------------------------
        Total                          4,097    4,244     (3.5%)   $  428.3    $ 339.2     26.3%
==================================================================================================


                                                 Sales                      Operating Revenue
--------------------------------------------------------------------------------------------------
                                                          Percent                          Percent
Nine Months Ended September 30,         2001     2000     Change       2001       2000     Change
--------------------------------------------------------------------------------------------------
                                           - Millions of kWh -          - Millions of Dollars -
Electric Retail Sales                  6,373    6,364      0.1%    $  518.4    $ 518.7     (0.1%)
--------------------------------------------------------------------------------------------------
Electric Wholesale Sales Delivered:
  Long-term Contracts                    933      895      4.2%        38.1       39.5     (3.5%)
  Forward Contracts                    2,490    1,777     40.1%       348.3       91.6    280.2%
  Short-term Sales and Other           1,678    1,775     (5.5%)      196.1       96.8    102.6%
  Transmission                             -        -        -          3.6        2.8     28.6%
--------------------------------------------------------------------------------------------------
Total Electric Wholesale Sales         5,101    4,447     14.7%       586.1      230.7    154.1%
--------------------------------------------------------------------------------------------------
        Total                         11,474   10,811      6.1%    $1,104.5    $ 749.4     47.4%
==================================================================================================


     TEP's kWh sales to retail customers decreased 1.2% in the third quarter of 2001 compared with the same period in 2000, despite a 2.4% increase in retail customers. Sales to mining customers decreased by 19%, offset, in part, by increased sales to residential and commercial customers. The decrease in mining consumption is due to cutbacks in production by one of our mining customers in response to supply and demand factors in the world copper market and reductions in demand for copper. Milder summer temperatures caused a 5% decrease in Cooling Degree Days for the quarter, from 1,019 days to 969 days. Retail revenues also decreased slightly in the third quarter of 2001 compared with the same period in 2000, reflecting the decreased kWh sales and the reversal in 2000 of a $2.5 million reserve for disputed charges. These quarter-to-quarter decreases were offset by higher kWh sales and revenues in the first quarter of 2001, leaving retail kWh sales and revenues for the first nine months of 2001 virtually unchanged when compared with the same period in 2000.

     Kilowatt-hour electric wholesale sales decreased by 7% in the third quarter of 2001 compared with 2000, while revenues from electric wholesale sales increased by 73% in the same period. The increase in revenues resulted from the settlement of sales under forward contracts that were established when market prices were higher earlier in the year. For the first nine months of 2001, kilowatt-hour electric wholesale sales increased by 15% and the sales revenues increased by 154%, compared with the same period in 2000, with the largest increase in sales under forward contracts. The higher volumes and revenues under forward contracts in the first nine months represent increased purchase and resale transactions. Short-term economy sales in the daily and hourly markets at higher market prices made it economical for TEP to run its gas generation units to produce energy to sell to other regional utilities and marketers during the first six months of 2001. Factors contributing to the higher market prices included increased demand due to population and economic growth in the region, higher natural gas prices, dysfunction in the California marketplace, increased maintenance outages due to higher than normal operating levels, lower availability of hydropower resources, transmission constraints, and environmental constraints.

     Fuel and Purchased Power Expenses
     ---------------------------------

     Fuel expense at TEP's generating plants decreased by $5 million, or 6%, in the quarter ended September 30, 2001 compared with the same quarter in 2000, primarily because of decreased usage of gas generation and forced outages at the Springerville Generating Station. The average cost of fuel per kWh generated was 2.17 cents for both the third quarter 2001 and 2000. For the nine months ended September 30, 2001, Fuel expense increased $38 million, or 23%, due to increased gas consumption to meet increased kWh sales. This includes gas expense for the new gas-fired peaking units, which went in-service in June 2001, and the approximately $5 million additional cost associated with the gas swap agreements we entered into in May 2001. See Market Risks, Commodity Price Risk, above. The average cost of fuel per kWh generated for the first nine months of 2001 and 2000 was
2.23 cents and 1.90 cents, respectively.

     Purchased Power expense increased by $115 million, or 119%, in the third quarter of 2001 over the same period in 2000 due principally to increased purchases in the forward and spot energy markets to resell to wholesale customers. This increased expense included the settlement of wholesale energy purchase contracts, which were established when forward power prices were higher. Purchased Power expense was also impacted by several forward purchase contracts we entered into in May 2001 to assure service reliability in the summer months and to mitigate the risk of the potential loss of 110 MW under an exchange agreement with SCE. See SCE Power Exchange Agreement, above. The additional cost to assure service reliability was approximately $12 million. For the nine months ended September 30, 2001, Purchased Power expense increased $276 million, a 170% increase over the same period in 2000.

     TEP recorded a $13 million pre-tax ($8 million after-tax) one-time charge in the third quarter of 2000 as a result of a coal supply contract amendment related to the San Juan Generating Station.

     Other Operating Expenses
     ------------------------

     Other Operations and Maintenance expense was unchanged for the third quarter 2001 compared with the same period in 2000. Other Operations and Maintenance expense increased $15 million, or 13%, for the first nine months of 2001 compared with the first nine months of 2000 primarily due to $7 million in bad debt reserves recorded in the first quarter of 2001, a $3 million increase in Maintenance expense, and a $3 million increase in various other production expenses. We recorded the $7 million in reserves to cover our credit exposure for risk of non-payment from electric wholesale sales to California made in January 2001. See Note 6 of Notes to Financial Statements. The higher Maintenance expense is the result of scheduled maintenance at the Irvington, Springerville Unit 2 and San Juan generating plants in the first quarter of 2001.

     Amortization of the Transition Recovery Assets increased $3 million, or 21%, in the first nine months of 2001 compared with the same period in 2000 due to increased kWh sales.

     Income Taxes decreased $2 million in the third quarter of 2001 compared with the same period in 2000 due to decreased pre-tax income. Income Taxes increased $29 million in the first nine months compared with the same period in 2000 due to higher pre-tax income and the recognition of $6 million in tax benefits in the second quarter of 2000 from the resolution of various IRS audit issues. See Note 7 of Notes to Financial Statements.

     Other Income (Deductions)
     -------------------------

     TEP's income statements for the quarters ended September 30, 2001 and 2000 each include $2 million of interest income on the promissory note TEP received from UniSource Energy in exchange for the transfer of its stock in Millennium. On UniSource Energy's consolidated income statement, this income is eliminated as an inter-company transaction.

     Other interest income for the quarter and nine months ended September 30, 2001 was higher than the same periods in 2000 due to higher average cash balances and increased interest income on investments in Springerville Unit 1 Lease debt. See Liquidity and Capital Resources below.

     Other income for the first nine months of 2001 also included a $1 million pre-tax gain from the sale of real estate in April 2001.

     Interest Expense
     ----------------

     Interest Expense for the third quarter and first nine months of 2001 decreased by $1 million and $5 million, respectively, compared with the same periods in 2000. These reductions were primarily due to lower amortization of losses on reacquired debt, decreases in the average interest rate on long-term variable rate tax-exempt debt in 2001, and debt maturities in 2000.


RESULTS OF MILLENNIUM ENERGY BUSINESSES
---------------------------------------


     The table below provides a breakdown of the after-tax net income and losses recorded by the Millennium Energy Businesses for the quarter and nine months ended September 30, 2001 compared with the same periods in 2000.

                                     Three Months Ended       Nine Months Ended
                                        September 30,            September 30,
                                      2001       2000           2001      2000
-------------------------------------------------------------------------------
                                               - Millions of Dollars -

Energy Technology Investments       $ (3.0)    $ (1.5)       $ (10.8)   $ (3.3)
Nations Energy                         5.2       (0.3)           5.0       0.6
Other                                 (0.1)       0.5            0.6       1.5
-------------------------------------------------------------------------------
Total Millennium                    $  2.1     $ (1.3)       $  (5.2)   $ (1.2)
===============================================================================

     Energy Technology Investments
     -----------------------------

     Millennium's Energy Technology Investments include Global Solar, Infinite Power Solutions, MicroSat and ITN. Millennium recorded an after-tax net loss of $3.0 million related to its Energy Technology Investments in the third quarter and an after-tax net loss of $10.8 million for the first nine months of 2001. The major factors contributing to these losses are Global Solar's increased development efforts of its solar modules and Infinite Power Solutions' expenditures to develop thin-film, solid-state rechargeable batteries. See Note 3 of Notes to Financial Statements.

     Nations Energy
     --------------

     Nations Energy recorded an after-tax net profit of $5.2 million in the third quarter and $5.0 million in the first nine months of 2001. This compares with a small net loss in the three months and the small net gain in the nine months ended September 30, 2000. The sale of Nations Energy's investment in a power project in Curacao in September 2001 resulted in an after-tax gain of $5.6 million. Nations Energy's earnings in the first nine months of 2000 included a $1.5 million after-tax gain on the sale of a minority interest in a power project in the Czech Republic, offset by a $1.5 million after-tax decrease in the market value of its Panama investment.

     Other Millennium Investments
     ----------------------------

     The results in the "Other" line item in the third quarter and first nine months of 2001 relate primarily to after-tax earned interest of $0.2 million and $1.0 million, respectively, offset by Millennium's standalone results of operations and immaterial losses on its other investments. The net gain in the third quarter and first nine months of 2000 reflects after-tax interest income on Millennium investments.


RESULTS OF UED
--------------

     UED was established in February 2001 and owns a 21 MW gas turbine, which it leases to TEP under an operating lease. UED recorded a net profit of $0.4 million for the quarter ended September 30, 2001. UED's income represents rental income, less expenses, under the operating lease with TEP. This rental income is eliminated from UniSource Energy after-tax earnings as an inter-company transaction. UED is also the entity that is engaging in the proposed expansion of the Springerville Generating Station by constructing Springerville Units 3 and 4. Development costs related to that project are currently being capitalized and total approximately $3.2 million at September 30, 2001.


DIVIDENDS ON COMMON STOCK
-------------------------

     UniSource Energy
     ----------------

     On August 2, 2001, UniSource Energy declared a cash dividend in the amount of $0.10 per share on its Common Stock. This dividend, totaling approximately $3 million, was paid September 10, 2001 to shareholders of record at the close of business August 15, 2001. On November 2, 2001, UniSource Energy declared a cash dividend in the amount of $0.10 per share on its Common Stock, payable December 10, 2001 to shareholders of record at the close of business November 15, 2001.

     UniSource Energy's Board of Directors reviews our dividend policy on a continuing basis, taking into consideration a number of factors including our results of operations and financial condition, general economic and competitive conditions and the cash flow from our subsidiary companies, TEP and Millennium.

     TEP
     ---

     In December 2000, TEP declared and paid a dividend of $30 million to UniSource Energy.

     TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants, including a covenant that requires TEP to maintain a minimum level of net worth. As of September 30, 2001, the required minimum net worth was $256 million. TEP's actual net worth at September 30, 2001 was $352 million. As of September 30, 2001, TEP was in compliance with the terms of the Credit Agreement. See Investing and Financing Activities, TEP Credit Agreement, below.

     The ACC Holding Company Order states that TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings until TEP's equity ratio equals 37.5% of total capital (excluding capital lease obligations). As of September 30, 2001, TEP's equity ratio on that basis was 23.8%.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  CASH FLOWS
  ----------

     UniSource Energy
     ----------------

     Consolidated cash and cash equivalents increased from the September 30, 2000 balance of $103 million to $191 million at September 30, 2001. For the twelve-month period ended September 30, 2001, cash generated from operating activities exceeded consolidated net cash outflows for investing and financing.

     Net cash flows from operating activities increased by $17 million in the first nine months of 2001 compared with the same period in 2000. The net increase resulted primarily from the following factors:

   * $62 million increase in cash receipts from sales to wholesale and retail customers, net of increased fuel and purchased power costs paid and
   * $11 million decrease in capital lease interest paid; offset by
   * $30 million increase in income taxes paid and
   * $26 million increase in other operations and maintenance costs paid.

     Net cash used for investing activities totaled $94 million during the first nine months of 2001 compared with $82 million during the same period in 2000. Capital expenditures were $17 million higher in 2001, and included $16 million incurred by UED in relation to the purchase of a gas turbine, which was placed in-service in June 2001. Investments in and loans to Millennium Energy Businesses also increased by $12 million, offset by (i) $5 million in proceeds from the sale of Nations Energy's interest in the Curacao project, (ii) $11 million in proceeds from the final payment of a promissory note from NewEnergy to MEH, and (iii) $7 million in proceeds from the sale of real estate in 2001. Significant investing activities in 2000 included: (i) the $28 million purchase of Springerville Unit 1 Lease Debt by Millennium, (ii) Nations Energy's $20 million in proceeds from the sale of its interest in the Czech Republic power project, and (iii) $11 million in proceeds from the first payment of a promissory note by NewEnergy to MEH.

     Net cash used for financing activities totaled $30 million in the first nine months of 2001 compared with $95 million during the same period in 2000. In 2001, TEP retired $26 million in capital lease obligations when due and UniSource Energy paid $10 million in dividends. In 2000, TEP retired $47 million of its maturing 12.22% Series First Mortgage Bonds and $39 million in capital lease obligations, and UniSource Energy paid $8 million in dividends.

     UniSource Energy's consolidated cash balance, including cash equivalents, at November 5, 2001 was approximately $213 million. We invest cash balances in high-grade money market securities with an emphasis on preserving the principal amounts invested.

     TEP
     ---

     Cash and cash equivalents increased from the September 30, 2000 balance of $64 million to $156 million at September 30, 2001. For the twelve-month period ended September 30, 2001, net cash inflows from operating activities exceeded net cash outflows from investing and financing activities.

     The reasons for the changes in TEP's statement of cash flows are incorporated above in the analysis of the changes in UniSource Energy's consolidated cash flows. In addition, TEP invested an additional $2 million in Springerville Unit 1 Lease Debt. TEP purchased these notes from Millennium in July 2001 and, as a result, Millennium no longer holds any lease debt.

     TEP's consolidated cash balance, including cash equivalents, at November 5, 2001 was approximately $168 million.

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


INVESTING AND FINANCING ACTIVITIES
----------------------------------

  UniSource Energy
  ----------------

     During the next 12 months, UniSource Energy expects to use cash to fund investments in Millennium's and UED's unregulated energy businesses and to pay dividends to shareholders. We expect our sources of cash to be dividends from our subsidiaries, primarily TEP. Although no specific offerings are currently contemplated, UniSource Energy may also issue debt and/or equity securities from time to time. If available cash falls short of expectations, we would reevaluate the investment requirements of Millennium's unregulated energy businesses and/or seek additional financing for, or investments in, those businesses by unrelated parties.

  TEP
  ---

     Capital Expenditures
     --------------------

     TEP's capital expenditures for the three months and nine months ended September 30, 2001 were $23 million and $79 million, respectively. TEP's capital expenditures forecasted for the year ending December 31, 2001 is approximately $99 million. These authorized expenditures include costs for TEP to comply with current federal and state environmental regulations.
All of these estimates are subject to continuing review and adjustment. Actual construction expenditures may differ from these estimates due to changes in business conditions, construction schedules, environmental requirements and changes to our business arising from retail competition. TEP plans to fund these expenditures through internally-generated cash flow.

     In January 2001, TEP and Citizens Communications Company entered into a project development agreement for the construction of a transmission line from Tucson to Nogales, Arizona. TEP presented environmental impact testimony to the Arizona Power Plant and Transmission Line Siting Committee (Siting Committee) as a first step towards gaining approval for the location of the line. Several hearings with the Siting Committee were held, and on October 4, 2001, TEP was granted a Certificate of Environmental Compliance (Certificate), with certain conditions, pending ACC approval.
The ACC has sixty days to confirm, deny, or modify the Certificate. The proposed line is planned to be in-service by December 31, 2003 with construction costs estimated to be about $70 million. This project could provide an opportunity for TEP to interconnect with Mexico, providing further reliability and market opportunities in the region.

     The estimated expenditures of $99 million for the year 2001 do not include any amounts for the new transmission line described above, or for the potential expansion of the Springerville Generating Station.
Springerville generation expenditures are expected to be made by UED. See Investing and Financing Activities, UED, below.

     TEP Credit Agreement
     --------------------

     As of September 30, 2001 and as of November 5, 2001, TEP had no borrowings outstanding under its $100 million Revolving Credit Facility.

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

  Millennium -- Unregulated Energy Businesses
  -------------------------------------------

     Millennium is an unregulated subsidiary that invests in emerging energy production and various energy-related technologies and businesses. Below we provide an update on our significant investments, commitments and investment proceeds in the quarter ended September 30, 2001 and the first nine months of 2001.

     Sale of NewEnergy, Inc.
     -----------------------

     On July 23, 1999, MEH sold its 50% ownership in NewEnergy to the AES Corporation for approximately $50 million in consideration. As part of the transaction, two promissory notes were issued by NewEnergy totaling $22.8 million. One of the promissory notes in the principal amount $11.4 million was paid on July 24, 2000 and the remaining promissory note for $11.4 million was paid on July 23, 2001.

     Investments in Energy Technologies
     ----------------------------------

     Under a September 2000 agreement reached with INICA, Millennium agreed to certain equity and credit commitments:

   * a $20 million credit line to Global Solar,
   * a $6 million credit line to Infinite Power Solutions,
   * a $10 million equity commitment and a $10 million credit line to MicroSat, and
   * a $3 million equity commitment and a $1 million credit line to the product development subsidiary, now called ITN Energy Systems, Inc.

     As of September 30, 2001, Millennium had funded approximately $20 million of its combined $26 million commitment to Global Solar and Infinite Power Solutions, $16 million of which was funded during 2001. In the nine months ended September 30, 2001, Millennium provided $10 million in equity funding to MicroSat. MicroSat had not drawn against its $10 million credit line as of September 30, 2001. Millennium is evaluating its strategy and options in its MicroSat investment. In July 2001, Millennium completed funding its $3 million equity commitment to ITN Energy Systems, Inc. and, as of September 30, 2001, $0.5 million has been drawn against the $1 million line of credit. Millennium expects to fund approximately $7 million to its various Energy Technology Investments in the fourth quarter of 2001. A significant portion of the funding under these agreements will be used for research and development purposes, establishment of the production line, and other administrative costs. We recognize expense as these funds are expended for administrative and research and development purposes. Additional investment commitments may be made to these technology investments depending on their funding requirements and business outlook.

     Nations Energy Commitments
     --------------------------

     In September 2001, Nations Energy, a wholly-owned subsidiary of Millennium, recorded an after-tax gain of $5.6 million from the sale of its 26% equity interest in a power project located in Curacao, Netherland Antilles. Nations Energy received $5 million in cash proceeds and recorded an $8 million note receivable from the sale. The note receivable was recorded at net present value and payments are expected as follows: $2 million in July 2004, $4 million in July 2005, and $5 million in July 2006. In addition, in October 2001, Nations Energy's $5 million deposit to fund scheduled equity contributions through April 2003 and $10 million deposit for possible construction overruns were returned to Nations Energy.

     After the sale of the Nations Curacao power project, Nations' remaining investment is a minority interest investment in a project in Panama. At September 30, 2001, Nations Energy's investment in this project was $1 million. Currently, we do not intend to make any material investments in new projects through Nations Energy and we continue to review options for the sale of Nations Energy's remaining investment.

     Other Investments and Commitments
     ---------------------------------

     In July 2000, Millennium made a $15 million capital commitment to a limited partnership which will fund energy-related investments. As of September 30, 2001, Millennium has funded $6 million under this commitment, $4 million of which was funded in 2001. The remaining $9 million is expected to be invested within two to three years. Millennium recognized after-tax investment earnings from the partnership of approximately $0.4 million in the nine months ended September 30, 2001. A member of the UniSource Energy Board of Directors has a minor investment in the project. An affiliate of this board member serves as the general partner.

     In November 2000, Millennium made a $5 million capital commitment to a venture capital fund that will focus on information technology, optics and biotechnology in Tucson, Arizona. A member of the UniSource Energy Board of Directors owns the company that manages the fund. As of September 30, 2001, Millennium had paid approximately $0.3 million, including funding under its commitment and organizational and management expenses related to the fund. Millennium expects to fund approximately $1 million under this agreement in 2001.

     In August 2001, Millennium invested $3 million in Powertrusion International Inc. (Powertrusion), a company that has developed technologies to produce lightweight fiberglass utility poles. The investment provided Millennium a controlling 50.5% interest in the company. Maintaining control of Powertrusion will depend upon many factors, including providing an additional $2 million in contingent consideration by August 2002. Contribution of the contingent additional investment is solely determined by Millennium.

  UED
  ---

     We are evaluating the expansion of the coal-fired Springerville Generating Station by constructing Springerville Units 3 and 4. On October 19, 2001, UED and SRP signed a joint development agreement to share ownership and development costs of Springerville Units 3 and 4. Under the agreement, SRP would also purchase 50% of the power generation from the facility. The balance of the power generation would be sold to other regional power companies, possibly including TEP.

     Springerville was originally designed for four units. Units 3 and 4 would consist of two 400 MW coal-fired, base-load generating units at the same site as Springerville Units 1 and 2, and would allow us to spread the fixed costs of the existing Springerville Common Facilities over the two additional generating units. We are developing the project scope and schedule and defining the terms of an engineering, procurement, and construction contract. We are also continuing the permitting process, evaluating financing plans, and negotiating with potential long-term power purchasers.

     Environmental activist groups have expressed concerns regarding the construction of Units 3 and 4. Such concerns have been expressed in the permitting and ACC proceedings and may extend to other forums and to issues apart from the proposed construction. One such group has sent TEP a notice of intent to sue for alleged violations of the Clean Air Act at the Springerville Generating Station. The notice alleges that more stringent emission standards should apply to Units 1 and 2 and that new permits and the installation of additional facilities meeting best available control technology standards are required for the continued operation of Units 1 and 2 in accordance with applicable law. TEP believes the claims are without merit. If legal action were commenced, TEP would vigorously contest these claims.

     We anticipate that power purchase agreements with other project off-takers and the engineering, procurement and construction contract will be signed by the fourth quarter of 2001. Construction is expected to begin by the second quarter of 2002, with commercial operation of Unit 3 expected to occur in early 2005, followed five months later by Unit 4. Total construction costs for this project are expected to range from $900 million to $1 billion from 2002 to 2005, and total project costs, which include construction costs, various development costs and interest during construction, are expected to exceed $1.2 billion. We can make no assurances, however, about the ultimate timing, or whether we will proceed with this project.


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

     4. Supply and demand conditions in wholesale energy markets, including volatility in market prices and illiquidity in markets, which are affected by a variety of factors. These factors include the availability of generating capacity in the West, including hydroelectric resources, weather, natural gas prices and the impact of utility restructuring and generation divestitures in various states, as well as federal price controls.

     5. The creditworthiness of the entities to which TEP sells capacity and energy.

     6. Changes affecting TEP's cost of providing electrical service including changes in fuel costs, generating unit operating performance, scheduled and unscheduled plant outages, interest rates, tax laws, environmental laws, and the general rate of inflation.

     7. Changes in governmental policies and regulatory actions with respect to financings and rate structures.

     8. Changes affecting the cost of competing energy alternatives, including changes in available generating technologies and changes in the cost of natural gas.

     9. Changes in accounting principles or the application of such principles to UniSource Energy or TEP.

    10. Market conditions and technological changes affecting UniSource Energy's unregulated businesses.


-------------------------------------------------------------------------------
ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------------------

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

                        PART II - OTHER INFORMATION

ITEM 1. -  LEGAL PROCEEDINGS
-------------------------------------------------------------------------------

None.

ITEM 5. - OTHER INFORMATION
-------------------------------------------------------------------------------

ADDITIONAL FINANCIAL DATA

The following table reflects the ratio of earnings to fixed charges for
TEP:

                                       9 Months Ended     12 Months Ended
                                        September 30,    Ended September 30,
                                            2001               2001
                                       --------------    -------------------
    Ratio of Earnings to Fixed Charges      1.76               1.88


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------

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


                                       UNISOURCE ENERGY CORPORATION
                                       ----------------------------
                                               (Registrant)


Date:  November 13, 2001                   /s/  Kevin Larson
                                       ----------------------------
                                                Kevin Larson
                                       Vice President and Principal
                                              Financial Officer



                                      TUCSON ELECTRIC POWER COMPANY
                                      -----------------------------
                                               (Registrant)


Date:  November 13, 2001                   /s/  Kevin Larson
                                      -----------------------------
                                                Kevin Larson
                                       Vice President and Principal
                                              Financial Officer

                               EXHIBIT INDEX

     11 - Statement re: computation of per share earnings - UniSource
            Energy.
     12 - Computation of Ratio of Earnings to Fixed Charges - TEP.
     15 - Letter regarding unaudited interim financial information.