Form 10-Q
period 2002-03-31
UNISOURCE ENERGY CORP; TUCSON ELECTRIC POWER CO
filed 2002-05-10
CIK 941138, 100122

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

  (Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended March 31, 2002

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

      At May 3, 2002, 33,564,058 shares of UniSource Energy Corporation's Common Stock, no par value (the only class of Common Stock) were outstanding.

      UniSource Energy Corporation is the holder of 32,139,434 shares of the outstanding common stock of Tucson Electric Power Company.

--------------------------------------------------------------------------------

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


                              TABLE OF CONTENTS
                                                                         Page
                                                                         ----

Definitions................................................................iv
Report of Independent Accountants...........................................1

PART I  - FINANCIAL INFORMATION

Item 1. - Financial Statements
  UniSource Energy Corporation
    Comparative Condensed Consolidated Statements of Income (Loss)..........2
    Comparative Condensed Consolidated Statements of Cash Flows.............3
    Comparative Condensed Consolidated Balance Sheets.......................4
    Condensed Consolidated Statement of Changes in Stockholders' Equity.....5
  Tucson Electric Power Company
    Comparative Condensed Consolidated Statements of Income (Loss)..........6
    Comparative Condensed Consolidated Statements of Cash Flows.............7
    Comparative Condensed Consolidated Balance Sheets.......................8
    Condensed Consolidated Statement of Changes in Stockholders' Equity.....9
  Notes to Condensed Consolidated Financial Statements
  Note 1.  Basis of Accounting Presentation................................10
  Note 2.  Regulatory Accounting...........................................10
  Note 3.  Accounting for Derivative Instruments and Hedging Activities....10
  Note 4.  Millennium Energy Businesses....................................11
  Note 5.  Business Segments...............................................12
  Note 6.  Springerville Coal Handling Facilities Leases...................13
  Note 7.  Commitments and Contingencies...................................13
  Note 8.  Wholesale Accounts Receivable and Allowances....................13
  Note 9.  Income Taxes....................................................14
  Note 10. UniSource Energy Earnings Per Share (EPS).......................14
  Note 11. New Accounting Pronouncements...................................15
  Note 12. Review by Independent Accountants...............................15

Item 2.  - Management's Discussion and Analysis of Financial Condition
    and Results of Operations
  Overview.................................................................16
  Factors Affecting Results of Operations
    Competition............................................................17
    Industry Restructuring.................................................17
    Western Energy Markets.................................................19
    Market Risks...........................................................21
    Future Generating Resources............................................23
  Critical Accounting Policies.............................................24
  Results of Operations....................................................26
  Results of Millennium Energy Businesses..................................28
  Results of UED...........................................................29
  Dividends on Common Stock................................................29

                             TABLE OF CONTENTS
                                (concluded)

  Liquidity and Capital Resources
    Overall Liquidity......................................................29
    Cash Flows
      UniSource Energy.....................................................30
      TEP..................................................................31
  Investing and Financing Activities
      UniSource Energy.....................................................31
      TEP..................................................................31
      Millennium...........................................................32
      UED..................................................................33
  Safe Harbor for Forward-Looking Statements...............................33

Item 3. - Quantitative and Qualitative Disclosures About Market Risk.......34

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings................................................35
Item 5. - Other Information
    Additional Financial Data..............................................35
Item 6. - Exhibits and Reports on Form 8-K.................................35
Signature Page.............................................................36
Exhibit Index..............................................................37

                                  DEFINITIONS

The abbreviations and acronyms used in the 2002 First Quarter Form 10-Q are defined below:
--------------------------------------------------------------------------------

ACC..........................  Arizona Corporation Commission.
ACC Holding Company Order....  The order approved by the ACC in November 1997 allowing TEP to form a holding company.
AISA.........................  Arizona Independent Scheduling Administrator,
                                 a temporary organization required by the ACC
                                 Retail Electric Competition Rules.
ALJ..........................  FERC Administrative Law Judge.
APS..........................  Arizona Public Service Company.
Capacity.....................  The ability to produce power; the most power a unit can produce or the maximum that can
                                 be taken under a contract; measured in MWs.
CISO.........................  California Independent System Operator.
Common Stock.................  UniSource Energy's common stock, without par value.
Company or UniSource Energy..  UniSource Energy Corporation.
CPX..........................  California Power Exchange.
Credit Agreement.............  Credit Agreement between TEP and a syndicate of banks, dated as of December 30, 1997.
Desert STAR..................  The ISO formed in the southwestern U.S., in which TEP is a participant.
Emission Allowance(s)........  An EPA-issued allowance which permits emission of one ton of sulfur dioxide.
                                 These allowances can be bought or sold.
Energy.......................  The amount of power produced over a given period of time; measured in MWh.
EPA..........................  The Environmental Protection Agency.
ESP..........................  Energy Service Provider.
FAS 71.......................  Statement of Financial Accounting Standards
                                 No. 71: Accounting for the Effects of
                                 Certain Types of Regulation.
FAS 133......................  Statement of Financial Accounting Standards
                                 No. 133: Accounting for Derivative
                                 Instruments and Hedging Activities.
FERC.........................  Federal Energy Regulatory Commission.
GAAP.........................  Generally Accepted Accounting Principles.
GES..........................  Global Energy Solutions, Inc., a subsidiary owned 67% by Millennium, which owns 100% of
                                 Global Solar and Infinite Power Solutions.
Global Solar.................  Global Solar Energy, Inc., a wholly-owned subsidiary of GES, which develops and
                                 manufactures thin-film photovoltaic cells.
Heating Degree Days..........  Calculated by subtracting the average of the high and low daily temperatures from 65.
IPS..........................  Infinite Power Solutions, Inc., a wholly-owned subsidiary of GES, which develops thin-film
                                 batteries.
IRS..........................  Internal Revenue Service.
ISO..........................  Independent System Operator.
ITN..........................  ITN Energy Systems, Inc., a company owned 49%
                                 by Millennium, which was formed to provide
                                 research, development, and other services.
kWh..........................  Kilowatt-hour(s).
MEG..........................  Millennium Environmental Group, Inc., a wholly-
                                 owned subsidiary of Millennium, which manages and trades emission allowances, coal, and related financial instruments.
MicroSat.....................  MicroSat Systems, Inc., a company owned 49% by
                                 Millennium, which was formed to develop and
                                 commercialize small-scale satellites.
Millennium...................  Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UniSource Energy.
MW...........................  Megawatt(s).
MWh..........................  Megawatt-hour(s).
PG&E.........................  Pacific Gas and Electric Company.
Revolving Credit Facility....  $100 million revolving credit facility entered into under the Credit Agreement between a
                                 syndicate of banks and TEP.
RTO..........................  Regional Transmission Organization.
Rules........................  Retail Electric Competition Rules.

                                  DEFINITIONS
                                  (concluded)

SCE..........................  Southern California Edison Company.
Second Mortgage Bonds........  TEP's second mortgage bonds issued under the
                                 Indenture of Mortgage and Deed of Trust, dated as of December 1, 1992, of TEP to the Bank of New York, successor trustee, as supplemented.
Settlement Agreement.........  TEP's Settlement Agreement approved by the ACC in November 1999 that provided for electric
                                 retail competition and transition recovery
                                 asset recovery.
Springerville................  Springerville Generating Station.
Springerville Coal Handling
  Facilities Leases..........  Leveraged lease arrangements relating to the coal handling facilities serving
                                 Springerville.
Springerville Common
  Facilities.................  Facilities at Springerville used in common with Springerville Unit 1 and Springerville
                                 Unit 2.
Springerville Unit 1.........  Unit 1 of the Springerville Generating Station.
Springerville Unit 2.........  Unit 2 of the Springerville Generating Station.
SRP..........................  Salt River Project Agricultural Improvement
                                 and Power District.
TEP..........................  Tucson Electric Power Company, the principal subsidiary of UniSource Energy.
UED..........................  UniSource Energy Development Company, a wholly-
                                 owned subsidiary of UniSource Energy, which
                                 owns a 20 MW gas turbine under lease to TEP
                                 and engages in developing generation
                                 resources and other project development
                                 services and related activities.
UniSource Energy.............  UniSource Energy Corporation.
WestConnect..................  The proposed for-profit RTO formed by the reorganization of Desert STAR, in which TEP
                                 is a participant.
WECC.........................  Western Electricity Coordinating Council, the
                                 organization formed upon the merger of the Western Systems Coordinating Council, Southwest Regional Transmission Association and Western Regional Transmission Association.

                     Report of Independent Accountants



To the Board of Directors and Stockholders of UniSource Energy Corporation and to the Board of Directors of Tucson Electric Power Company


We have reviewed the accompanying condensed consolidated balance sheets of UniSource Energy Corporation and its subsidiaries (the Company) and Tucson Electric Power Company and its subsidiaries (TEP) as of March 31, 2002 and the related condensed consolidated statements of income (loss) and of cash flows for each of the three-month periods ended March 31, 2002 and 2001 and the condensed consolidated statement of changes in stockholders' equity for the three-month period ended March 31, 2002. These financial statements are the responsibility of the Company's and TEP's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet and statement of capitalization of the Company and TEP as of December 31, 2001, and the related consolidated statements of income, of changes in stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 1, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.



PricewaterhouseCoopers LLP
Los Angeles, California
May 3, 2002

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                      Three Months Ended
                                                           March 31,
                                                        2002       2001
                                                          (Unaudited)
-----------------------------------------------------------------------------
                                                    -Thousands of Dollars-
Operating Revenues
 Electric Retail Revenues                           $  131,832  $  134,677
 Electric Wholesale Revenues                            44,618     143,687
 Net Unrealized Gain on Forward Sales and Purchases      1,021       2,692
 Other Revenues                                          2,796       2,609
-----------------------------------------------------------------------------
  Total Operating Revenues                             180,267     283,665
-----------------------------------------------------------------------------
Operating Expenses
 Fuel                                                   48,319      70,951
 Purchased Power                                        10,542      46,372
 Other Operations and Maintenance                       48,876      52,603
 Depreciation and Amortization                          33,450      28,698
 Amortization of Transition Recovery Asset               2,882       2,346
 Taxes Other Than Income Taxes                          11,512      11,873
-----------------------------------------------------------------------------
  Total Operating Expenses                             155,581     212,843
-----------------------------------------------------------------------------
   Operating Income                                     24,686      70,822
-----------------------------------------------------------------------------
Other Income (Deductions)
 Interest Income                                         4,756       3,915
 Other Income (Deductions)                                 195      (1,184)
-----------------------------------------------------------------------------
  Total Other Income (Deductions)                        4,951       2,731
-----------------------------------------------------------------------------
Interest Expense
 Long-Term Debt                                         14,133      15,772
 Interest on Capital Leases                             22,205      22,706
 Other Interest Expense                                  2,109       1,464
-----------------------------------------------------------------------------
  Total Interest Expense                                38,447      39,942
-----------------------------------------------------------------------------
Income (Loss) Before Income Taxes and Cumulative
 Effect of Accounting Change                            (8,810)     33,611
 Income Tax Expense (Benefit)                           (2,496)     14,816
-----------------------------------------------------------------------------
Income (Loss) Before Cumulative Effect of Accounting
 Change                                                 (6,314)     18,795
Cumulative Effect of Accounting Change - Net of Tax          -         470
-----------------------------------------------------------------------------
Net Income (Loss)                                   $   (6,314) $   19,265
=============================================================================
Average Shares of Common Stock Outstanding (000)        33,613      33,266
=============================================================================
Basic Earnings per Share
 Income (Loss) Before Cumulative Effect of Accounting
  Change                                                $(0.19)      $0.57
 Cumulative Effect of Accounting Change - Net of Tax         -       $0.01
 Net Income (Loss)                                      $(0.19)      $0.58
=============================================================================
Diluted Earnings per Share
 Income (Loss) Before Cumulative Effect of Accounting
  Change                                                $(0.19)      $0.56
 Cumulative Effect of Accounting Change - Net of Tax         -       $0.01
 Net Income (Loss)                                      $(0.19)      $0.57
=============================================================================
Dividends Paid Per Share                                $0.125       $0.10
=============================================================================

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
                                                            March 31,
                                                         2002       2001
                                                           (Unaudited)
-----------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
 Cash Receipts from Electric Retail Sales           $  155,392  $  157,671
 Cash Receipts from Electric Wholesale Sales            87,281     152,969
 Fuel Costs Paid                                       (49,823)    (80,603)
 Purchased Power Costs Paid                            (56,299)    (49,194)
 Wages Paid, Net of Amounts Capitalized                (21,696)    (20,415)
 Payment of Other Operations and Maintenance Costs     (33,287)    (33,337)
 Capital Lease Interest Paid                           (34,914)    (42,457)
 Taxes Paid, Net of Amounts Capitalized                (14,408)    (12,971)
 Interest Paid, Net of Amounts Capitalized             (22,348)    (23,792)
 Income Taxes Paid                                      (7,722)    (10,450)
 Interest Received                                       3,322       5,777
 Other                                                   3,674       4,680
-----------------------------------------------------------------------------
  Net Cash Flows - Operating Activities                  9,172      47,878
-----------------------------------------------------------------------------
Cash Flows from Investing Activities
 Capital Expenditures                                  (27,060)    (39,561)
 Investments in and Loans to
  Equity Investees                                      (5,423)     (7,897)
 Purchase of Springerville Lease Debt and Equity      (101,135)          -
 Other                                                   5,425      (1,376)
-----------------------------------------------------------------------------
  Net Cash Flows - Investing Activities               (128,193)    (48,834)
-----------------------------------------------------------------------------
Cash Flows from Financing Activities
 Payments to Retire Long-Term Debt                      (1,225)     (1,225)
 Payments to Retire Capital Lease Obligations          (13,411)    (14,500)
 Common Stock Dividends Paid                            (4,198)     (3,329)
 Other                                                   1,447       1,302
-----------------------------------------------------------------------------
  Net Cash Flows - Financing Activities                (17,387)    (17,752)
-----------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents             (136,408)    (18,708)
Cash and Cash Equivalents, Beginning of Year           228,154     163,004
-----------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period            $   91,746  $  144,296
=============================================================================

SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION
-----------------------------------------------------------------------------
Net Income (Loss)                                   $   (6,314) $   19,265
Adjustments to Reconcile Net Income (Loss) to
 Net Cash Flows
  Depreciation and Amortization Expense                 33,450      28,698
  Amortization of Transition Recovery Asset              2,882       2,346
  Net Unrealized Gain on Forward Sales and Purchases    (1,021)     (3,474)
  Amortization of Deferred Debt-Related Costs
   included in Interest Expense                            484         504
  Deferred Income Taxes                                 (8,723)      3,956
  Unremitted Losses of Unconsolidated Subsidiaries       1,113       2,262
  Other                                                 (6,103)     (1,244)
  Changes in Assets and Liabilities which Provided
   (Used) Cash Exclusive of Changes Shown Separately
    Accounts Receivable                                 56,316      28,052
    Materials and Fuel                                  (1,120)     (1,537)
    Accounts Payable                                   (41,648)    (12,550)
    Interest Accrued                                   (20,095)    (29,971)
    Taxes Accrued                                        7,963      10,446
    Other Current Assets                                (2,444)       (194)
    Other Current Liabilities                           (7,658)     (1,201)
    Other Deferred Assets                                  142        (303)
    Other Deferred Liabilities                           1,948       2,823
-----------------------------------------------------------------------------
Net Cash Flows - Operating Activities               $    9,172  $   47,878
=============================================================================

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 31,  December 31,
                                                      2002        2001
                                                  (Unaudited)
-----------------------------------------------------------------------------
                                                    -Thousands of Dollars-
ASSETS
Utility Plant
 Plant in Service                                   $2,523,377  $2,498,046
 Utility Plant Under Capital Leases                    747,095     741,446
 Construction Work in Progress                          67,123      70,992
-----------------------------------------------------------------------------
  Total Utility Plant                                3,337,595   3,310,484
 Less Accumulated Depreciation and Amortization     (1,295,810) (1,270,089)
 Less Accumulated Depreciation of
  Capital Lease Assets                                (370,019)   (362,724)
-----------------------------------------------------------------------------
  Total Utility Plant - Net                          1,671,766   1,677,671
-----------------------------------------------------------------------------

Investments and Other Property                         265,004     182,747
-----------------------------------------------------------------------------
Current Assets
 Cash and Cash Equivalents                              91,746     228,154
 Accounts Receivable - Net                              63,330     119,646
 Materials and Fuel                                     47,164      45,052
 Deferred Income Taxes - Current                        14,838      11,165
 Current Regulatory Assets                              11,894           -
 Other                                                  33,335      30,891
-----------------------------------------------------------------------------
  Total Current Assets                                 262,307     434,908
-----------------------------------------------------------------------------
Regulatory and Other Assets
 Transition Recovery Asset                             328,792     331,674
 Income Taxes Recoverable Through Future Revenues       62,328      64,239
 Other Regulatory Assets                                 9,433       9,072
Other Assets                                            34,735      35,014
-----------------------------------------------------------------------------
  Total Regulatory and Other Assets                    435,288     439,999
-----------------------------------------------------------------------------
Total Assets                                        $2,634,365  $2,735,325
=============================================================================

CAPITALIZATION AND OTHER LIABILITIES
Capitalization
 Common Stock Equity                                $  414,947  $  424,722
 Capital Lease Obligations                             800,093     853,793
 Long-Term Debt                                        801,138     802,804
-----------------------------------------------------------------------------
  Total Capitalization                               2,016,178   2,081,319
-----------------------------------------------------------------------------
Current Liabilities
 Current Obligations Under Capital Leases               44,685      20,158
 Current Maturities of Long-Term Debt                  330,428     330,424
 Accounts Payable                                       42,619      84,011
 Interest Accrued                                       28,006      53,300
 Taxes Accrued                                          45,087      25,904
 Accrued Employee Expenses                              11,139      13,577
 Other                                                  25,121      16,105
-----------------------------------------------------------------------------
  Total Current Liabilities                            527,085     543,479
-----------------------------------------------------------------------------
Deferred Credits and Other Liabilities
 Deferred Income Taxes - Noncurrent                     36,546      43,507
 Other                                                  54,556      67,020
-----------------------------------------------------------------------------
  Total Deferred Credits and Other Liabilities          91,102     110,527
-----------------------------------------------------------------------------
Commitments and Contingencies (Note 7)
-----------------------------------------------------------------------------
Total Capitalization and Other Liabilities          $2,634,365  $2,735,325
=============================================================================

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     Accumulated
                         Common          Accumulated    Other         Total
                         Shares   Common  Earnings  Comprehensive Stockholders'
                      Outstanding* Stock  (Deficit)  Income (Loss)   Equity
-------------------------------------------------------------------------------
                                           (Unaudited)
                                          -In Thousands-

Balances at
 December 31, 2001       33,502  $660,123 $(235,401)  $       -      $424,722
-------------------------------------------------------------------------------
Comprehensive Income
 (Loss):
  2002 Year-to-Date Net
   Loss                       -         -    (6,314)          -        (6,314)
                                                                    -----------
Total Comprehensive
  Income (Loss)                                                        (6,314)
                                                                    -----------

  Shares Issued under
   Stock Compensation
   Plans                      7        66         -           -            66
  Shares Distributed by
   Deferred Compensation
   Trust                      1        20         -           -            20
  Shares Issued for
   Stock Options             47       651         -           -           651
  Dividend Declared           -         -    (4,198)          -        (4,198)
-------------------------------------------------------------------------------

Balances at
 March 31, 2002          33,557  $660,860 $(245,913)  $       -      $414,947
===============================================================================

* UniSource Energy has 75 million authorized shares of common stock.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                       Three Months Ended
                                                            March 31,
                                                         2002       2001
                                                           (Unaudited)
-----------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Operating Revenues
 Electric Retail Revenues                           $  131,832  $  134,677
 Electric Wholesale Revenues                            44,618     143,687
 Net Unrealized Gain on Forward Electric
  Sales and Purchases                                      817       2,692
 Other Revenues                                          1,382         744
-----------------------------------------------------------------------------
  Total Operating Revenues                             178,649     281,800
-----------------------------------------------------------------------------
Operating Expenses
 Fuel                                                   48,319      70,951
 Purchased Power                                        10,542      46,372
 Other Operations and Maintenance                       44,268      47,253
 Depreciation and Amortization                          32,356      28,480
 Amortization of Transition Recovery Asset               2,882       2,346
 Taxes Other Than Income Taxes                          11,112      11,523
-----------------------------------------------------------------------------
  Total Operating Expenses                             149,479     206,925
-----------------------------------------------------------------------------
   Operating Income                                     29,170      74,875
-----------------------------------------------------------------------------
Other Income
 Interest Income                                         4,483       2,773
 Interest Income - Note Receivable from
  UniSource Energy                                       2,301       2,300
 Other Income                                              751         317
-----------------------------------------------------------------------------
  Total Other Income                                     7,535       5,390
-----------------------------------------------------------------------------
Interest Expense
 Long-Term Debt                                         14,133      15,772
 Interest on Capital Leases                             22,191      22,692
 Other Interest Expense                                  1,933       1,463
-----------------------------------------------------------------------------
  Total Interest Expense                                38,257      39,927
-----------------------------------------------------------------------------
Income (Loss) Before Income Taxes and
 Cumulative Effect of Accounting Change                 (1,552)     40,338
 Income Tax Expense                                        378      17,297
-----------------------------------------------------------------------------
Income (Loss) Before Cumulative Effect of
 Accounting Change                                      (1,930)     23,041
Cumulative Effect of Accounting Change - Net
 of Tax                                                      -         470
-----------------------------------------------------------------------------
Net Income (Loss)                                   $   (1,930) $   23,511
=============================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
                                                            March 31,
                                                         2002       2001
                                                           (Unaudited)
-----------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
 Cash Receipts from Electric Retail Sales           $  155,392  $  157,671
 Cash Receipts from Electric Wholesale Sales            87,281     152,969
 Fuel Costs Paid                                       (49,823)    (80,603)
 Purchased Power Costs Paid                            (56,299)    (49,194)
 Wages Paid, Net of Amounts Capitalized                (18,011)    (18,361)
 Payment of Other Operations and Maintenance Costs     (25,262)    (25,689)
 Capital Lease Interest Paid                           (34,893)    (42,450)
 Taxes Paid, Net of Amounts Capitalized                (13,201)    (12,303)
 Interest Paid, Net of Amounts Capitalized             (22,342)    (23,792)
 Income Taxes Paid                                      (7,667)    (10,450)
 Interest Received                                       3,050       4,536
-----------------------------------------------------------------------------
  Net Cash Flows - Operating Activities                 18,225      52,334
-----------------------------------------------------------------------------
Cash Flows from Investing Activities
 Capital Expenditures                                  (23,988)    (29,210)
 Purchase of Springerville Lease Debt and Equity      (101,135)          -
 Other                                                   2,152        (339)
-----------------------------------------------------------------------------
  Net Cash Flows - Investing Activities               (122,971)    (29,549)
-----------------------------------------------------------------------------
Cash Flows from Financing Activities
 Payments to Retire Long-Term Debt                      (1,225)     (1,225)
 Payments to Retire Capital Lease Obligations          (13,338)    (14,482)
 Other                                                     766         830
-----------------------------------------------------------------------------
  Net Cash Flows - Financing Activities                (13,797)    (14,877)
-----------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents  (118,543)      7,908
Cash and Cash Equivalents, Beginning of Year           159,680      88,712
-----------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period            $   41,137  $   96,620
=============================================================================

SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION
-----------------------------------------------------------------------------
Net Income (Loss)                                   $   (1,930) $   23,511
Adjustments to Reconcile Net Income (Loss) to
 Net Cash Flows
  Depreciation and Amortization Expense                 32,356      28,480
  Amortization of Transition Recovery Asset              2,882       2,346
  Net Unrealized Gain on Forward Electric Sales
   and Purchases                                          (817)     (3,474)
  Amortization of Deferred Debt-Related Costs
   included in Interest Expense                            484         504
  Deferred Income Taxes                                 (5,769)      6,429
  Unremitted Losses of Unconsolidated Subsidiaries          91         409
  Interest on Note Receivable from UniSource Energy     (2,301)     (2,300)
  Other                                                  1,660       1,774
  Changes in Assets and Liabilities which Provided
   (Used) Cash Exclusive of Changes Shown Separately
    Accounts Receivable                                 53,001      27,545
    Materials and Fuel                                      63        (834)
    Accounts Payable                                   (47,489)    (14,112)
    Interest Accrued                                   (20,095)    (29,971)
    Taxes Accrued                                        7,852      10,353
    Other Current Assets                                (1,857)      1,448
    Other Current Liabilities                           (2,111)     (1,428)
    Other Deferred Assets                                  142      (1,263)
    Other Deferred Liabilities                           2,063       2,917
-----------------------------------------------------------------------------
Net Cash Flows - Operating Activities               $   18,225  $   52,334
=============================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 31,  December 31,
                                                      2002        2001
                                                  (Unaudited)
-----------------------------------------------------------------------------
                                                   -Thousands of Dollars-
ASSETS
Utility Plant
 Plant in Service                                   $2,523,377  $2,498,046
 Utility Plant Under Capital Leases                    747,095     741,446
 Construction Work in Progress                          67,123      70,992
-----------------------------------------------------------------------------
  Total Utility Plant                                3,337,595   3,310,484
 Less Accumulated Depreciation and Amortization     (1,295,810) (1,270,089)
 Less Accumulated Depreciation of
  Capital Lease Assets                                (370,019)   (362,724)
-----------------------------------------------------------------------------
  Total Utility Plant - Net                          1,671,766   1,677,671
-----------------------------------------------------------------------------
Investments and Other Property                         179,998     105,875
-----------------------------------------------------------------------------
Note Receivable from UniSource Energy                   72,433      70,132
-----------------------------------------------------------------------------
Current Assets
 Cash and Cash Equivalents                              41,137     159,680
 Accounts Receivable - Net                              69,334     124,487
 Materials and Fuel                                     44,611      43,682
 Deferred Income Taxes - Current                         8,276       4,603
 Current Regulatory Assets                              11,894           -
 Other                                                   9,956       7,814
-----------------------------------------------------------------------------
  Total Current Assets                                 185,208     340,266
-----------------------------------------------------------------------------
Regulatory and Other Assets
 Transition Recovery Asset                             328,792     331,674
 Income Taxes Recoverable Through Future Revenues       62,328      64,239
 Other Regulatory Assets                                 9,433       9,072
Other Assets                                            34,735      35,014
-----------------------------------------------------------------------------
  Total Regulatory and Other Assets                    435,288     439,999
-----------------------------------------------------------------------------
Total Assets                                        $2,544,693  $2,633,943
=============================================================================

CAPITALIZATION AND OTHER LIABILITIES
Capitalization
 Common Stock Equity                                $  320,739  $  322,471
 Capital Lease Obligations                             799,741     853,447
 Long-Term Debt                                        800,699     801,924
-----------------------------------------------------------------------------
  Total Capitalization                               1,921,179   1,977,842
-----------------------------------------------------------------------------
Current Liabilities
 Current Obligations Under Capital Leases               44,440      19,971
 Current Maturities of Long-Term Debt                  330,325     330,325
 Accounts Payable                                       41,704      89,193
 Interest Accrued                                       28,006      53,300
 Taxes Accrued                                          42,087      23,015
 Accrued Employee Expenses                              10,531      13,078
 Other                                                  22,089       6,531
-----------------------------------------------------------------------------
  Total Current Liabilities                            519,182     535,413
-----------------------------------------------------------------------------
Deferred Credits and Other Liabilities
 Deferred Income Taxes - Noncurrent                     52,899      56,906
 Other                                                  51,433      63,782
-----------------------------------------------------------------------------
  Total Deferred Credits and Other Liabilities         104,332     120,688
-----------------------------------------------------------------------------
Commitments and Contingencies (Note 7)
-----------------------------------------------------------------------------
Total Capitalization and Other Liabilities          $2,544,693  $2,633,943
=============================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   Accumulated
                               Capital Accumulated    Other         Total
                        Common  Stock   Earnings  Comprehensive Stockholders'
                        Stock  Expense (Deficit)  Income (Loss)    Equity
-----------------------------------------------------------------------------
                                            (Unaudited)
                                       -Thousands of Dollars-

Balances at
 December 31, 2001   $ 653,250 $ (6,357) $(324,422) $      -      $ 322,471
-----------------------------------------------------------------------------
Comprehensive
 Income (Loss):
  2002 Year-to-Date
   Net Loss                  -        -     (1,930)        -         (1,930)
                                                                 ------------
Total Comprehensive
 Income (Loss)                                                       (1,930)
                                                                 ------------
Other                      198        -          -         -            198
-----------------------------------------------------------------------------

Balances at
 March 31, 2002      $ 653,448 $ (6,357) $(326,352) $      -      $ 320,739
=============================================================================

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

NOTE 1.  BASIS OF ACCOUNTING PRESENTATION
-----------------------------------------

     The accompanying quarterly financial statements for UniSource Energy Corporation (UniSource Energy) and Tucson Electric Power (TEP) are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. These financial statements are presented in accordance with the SEC's interim reporting requirements which do not include all the disclosures required by accounting principles generally accepted in the United States of America (GAAP). The year-end condensed balance sheet data was derived from audited financial statements, but does not include disclosures required by GAAP. This quarterly report should be reviewed in conjunction with UniSource Energy and TEP's 2001 Form 10-K.

     Weather causes seasonal fluctuations in TEP's sales; therefore, quarterly results are not indicative of annual operating results. We have made reclassifications to the prior year financial statements for comparative purposes. These reclassifications had no effect on net income.

NOTE 2.  REGULATORY ACCOUNTING
------------------------------

     TEP generally uses the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as Statement of Financial Accounting Standards No. 71 (FAS 71), Accounting for the Effects of Certain Types of Regulation, require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP's retail rates, the Arizona Corporation Commission (ACC) may not allow TEP to currently charge its customers to recover certain expenses, but instead requires that these expenses be charged to customers in the future. In this situation, FAS 71 requires that TEP defer these items and show them as regulatory assets on the balance sheet until TEP is allowed to charge its customers. TEP then amortizes these items as expense to the income statement as those charges are recovered from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement as rates to customers are reduced.

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

     We continue to apply FAS 71 to the distribution and transmission portions of TEP's business, our regulated operations. We periodically assess whether we can continue to apply FAS 71 to these operations. If we stopped applying FAS 71 to TEP's remaining regulated operations, we would write off the related balances of TEP's regulatory assets as an expense on our income statement. Based on the balances of TEP's regulatory assets at March 31, 2002, if we had stopped applying FAS 71 to TEP's remaining regulated operations, we would have recorded an extraordinary loss, after-tax, of approximately $249 million. While regulatory orders and market conditions may affect our cash flows, our cash flows would not be affected if we stopped applying FAS 71.

NOTE 3.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
---------------------------------------------------------------------

     On January 1, 2001, we recorded a $0.5 million after-tax gain in our income statement for the cumulative effect of adopting Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities.

     TEP enters into forward contracts to purchase or sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one month, three months or one year, within established limits to take advantage of favorable market opportunities. Millennium Environmental Group, Inc. (MEG), a wholly-owned subsidiary of Millennium Energy Holdings, Inc. (Millennium), enters into swap agreements, options and forward contracts relating to emission allowances and coal. These activities are considered trading activities.

     Under FAS 133, we record unrealized gains and losses on our trading activity and adjust the related asset or liability on a monthly basis to reflect the market prices at the end of the month. The market prices used to determine fair value for these contracts are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value. We report the unrealized gain/loss on forward sales net of the unrealized gain/loss on forward purchases as a component of Operating Revenues. The net pre-tax unrealized gain for the quarter ended March 31, 2002 was approximately $1 million. At March 31, 2002, we reported the fair value of forward sale and purchase contracts and options sold as Other Current Liabilities, and we reported the fair value of options purchased and MEG's emission allowance inventory as Other Current Assets.

     We treated certain forward sale and purchase contracts as cash flow hedges when we adopted FAS 133. However, during 2001, new guidance was issued which provided that certain forward power purchase or sale agreements, including capacity contracts, could be excluded from the requirements of FAS
133. We implemented this new guidance in 2001 and determined that the items designated as cash flow hedges upon adoption could be excluded from the FAS 133 requirements. Therefore, as these contracts settled in 2001, we reversed the unrealized gain/loss included in Other Comprehensive Income and recorded the realized gain/loss in the income statement. Additional guidance was issued in late 2001 that had no impact on our accounting for derivatives. As of March 31, 2002 and December 31, 2001, we had no cash flow hedges and, therefore, our balance in Accumulated Other Comprehensive Income was zero.

NOTE 4.  MILLENNIUM ENERGY BUSINESSES
-------------------------------------

  ENERGY TECHNOLOGY INVESTMENTS

     During the first quarter of 2002, Millennium reallocated a $10 million line of credit commitment from MicroSat Systems, Inc. (MicroSat) to Global Solar Energy, Inc. (Global Solar) and Infinite Power Solutions, Inc. (IPS). We refer to these companies and ITN Energy Systems, Inc. (ITN) as our Energy Technology Investments. Millennium's first quarter advances to these Energy Technology Investments totaled $3.6 million.

     On April 3, 2002, Millennium signed a letter agreement that will facilitate a change in the ownership structure of the Energy Technology Investments to better align our ownership interest in these investments with Millennium's business plans. Millennium will retain its preferred shareholder and distribution status. We expect this change in ownership to occur in 2002. Under the letter agreement Millennium will:
     - increase its ownership of Global Solar from 67% to 81%;
     - increase its ownership of IPS from 67% to 70%;
     - decrease its ownership of MicroSat from 49% to 35%;
     - decrease its ownership of ITN from 49% to 19%; and
     - provide additional capital contributions of up to $2.7 million, primarily to fund research and development activities at ITN.

     Millennium expects to provide additional funding of between $11 million and $21 million to its Energy Technology Investments in the last three quarters of 2002. A significant portion of the funding under these agreements will be utilized for research and development purposes and administrative costs. As funds are expended for these purposes we will recognize expense. Additional investment commitments may be made to these technology investments depending on their funding requirements and business outlook. In addition, Millennium is seeking external investors for the Energy Technology Investment companies.

  OTHER MILLENNIUM INVESTMENTS AND COMMITMENTS

     Millennium has a $15 million capital commitment to a limited partnership which funds energy related investments. As of March 31, 2002, Millennium had funded $6 million of this commitment. The remaining $9 million is expected to be funded within the next three years. A member of the UniSource Energy Board of Directors has a minor investment in the limited partnership.

     Millennium has a $5 million capital commitment to a venture capital fund that will focus on information technology, optics and biotechnology, primarily within the retail service territory of TEP. A member of the UniSource Energy Board of Directors owns the company that manages the fund. At March 31, 2002, Millennium had funded approximately $1 million of this commitment. Millennium expects to fund approximately $1 million in 2002.

     Millennium owns a controlling 50.5% interest in Powertrusion
International, Inc., a manufacturer of lightweight composite utility poles. Millennium is currently evaluating whether it will contribute an additional $2 million in contingent consideration , which is required by August 2002 in order to maintain its controlling interest.

     On April 1, 2002, Millennium invested $2 million in a start-up company established to market energy related products, bringing Millennium's total investment to $3.1 million.

NOTE 5.  BUSINESS SEGMENTS
--------------------------

     Based on the way we organize our operations and evaluate performance, we have three reportable business segments:
     (1) TEP, an electric utility business, is UniSource Energy's principal business segment.
     (2) Millennium holds interests in unregulated energy businesses (see Note
         4).
     (3) UniSource Energy Development Company (UED), established in 2001, engages in developing generating resources and other project development activities. UED owns a 20 MW gas turbine under lease to TEP. It is also responsible for developing Springerville Units 3 and 4 for the expansion of the Springerville Generating Station.

     Significant reconciling adjustments consist of the elimination of intercompany activity and balances, including:
     - the elimination of intercompany sales between business segments;
     - the elimination of an intercompany note between UniSource Energy and TEP, as well as the related interest income and expense; and
     - the elimination of UED's rental income and TEP's rental expense from UED's turbine lease to TEP.

     We disclose selected financial data for our business segments in the following tables:

                                     Segments                       UniSource
                             ------------------------  Reconciling   Energy
                              TEP   Millennium   UED   Adjustments Consolidated
-------------------------------------------------------------------------------
                                           -Thousands of Dollars-
Income Statement
----------------
Three months ended
 March 31, 2002:
  Operating Revenues -
   External              $  178,464  $  1,803  $      -  $       -  $  180,267
-------------------------------------------------------------------------------
  Operating Revenues -
   Intersegment                 185     2,539       840     (3,564)          -
-------------------------------------------------------------------------------
  Net Income (Loss)
   Before Income Taxes       (1,552)   (5,462)      505     (2,301)     (8,810)
-------------------------------------------------------------------------------
  Net Income (Loss)          (1,930)   (3,300)      305     (1,389)     (6,314)
-------------------------------------------------------------------------------
Three months ended
 March 31, 2001:
Operating Revenues -
   External              $  281,694  $  1,971  $      -  $       -  $  283,665
-------------------------------------------------------------------------------
  Operating Revenues -
   Intersegment                 106     1,974         -     (2,080)          -
-------------------------------------------------------------------------------
  Net Income (Loss)
   Before Income Taxes
   and Cumulative Effect
   of Accounting Change      40,338    (4,427)        -     (2,300)     33,611
-------------------------------------------------------------------------------
  Cumulative Effect of
   Accounting Change            470         -         -          -         470
-------------------------------------------------------------------------------
  Net Income (Loss)          23,511    (2,863)        -     (1,383)     19,265
-------------------------------------------------------------------------------

Balance Sheet
-------------
Total Assets,
 March 31, 2002          $2,544,693  $166,988  $ 29,862  $(107,178) $2,634,365
Total Assets,
 December 31, 2001        2,633,943   176,097    26,895   (101,610)  2,735,325
-------------------------------------------------------------------------------

NOTE 6.  SPRINGERVILLE COAL HANDLING FACILITIES LEASES
------------------------------------------------------

     In December 2001, TEP purchased a 13% ownership interest in the Springerville Coal Handling Facilities Leases for $13 million. In January 2002, TEP purchased all $96 million of the capital lease debt related to these leases. In a related transaction, in March 2002, TEP canceled that portion of the leases related to its equity interest, as it held both the ownership interest and the debt. The residual value in the leased asset is carried at cost.

NOTE 7.  COMMITMENTS AND CONTINGENCIES
--------------------------------------

  MILLENNIUM COMMITMENTS

     See Note 4 for a description of Millennium's commitments.

  UED COMMITMENTS

     UED and Salt River Project Agricultural Improvement and Power District
(SRP) entered into a Joint Development Agreement in October 2001 to develop two 400 MW coal-fired units at TEP's existing Springerville Station. UED and SRP each committed project development funding for professional services and other third party costs. At March 31, 2002, capitalized project development costs on our balance sheet were approximately $12.6 million. If the project does not proceed, the capitalized project development costs will be immediately expensed. In addition, under certain limited circumstances associated with withdrawal from the project, UED would be obligated to reimburse SRP for zero, 50% or 100% of SRP's previously paid funding amounts, depending on the circumstances of the withdrawal.

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

NOTE 8.  WHOLESALE ACCOUNTS RECEIVABLE AND ALLOWANCES
-----------------------------------------------------

     At March 31, 2002 and December 31, 2001, TEP's Accounts Receivable on the balance sheet is net of an $8.4 million allowance for uncollectible receivables related to 2000 and 2001 sales to the California Power Exchange
(CPX), the California Independent System Operator (CISO) and Enron Corp. and certain of its affiliates (Enron). This allowance reflects a 50% reserve on amounts unpaid from the CPX, the CISO and Enron, as we believe it is probable that we will collect at least 50% of this aggregate outstanding net receivable due to the recent (a) stabilization of the power markets, (b) rate increases achieved by Pacific Gas and Electric Company (PG&E) and Southern California Edison Company (SCE), (c) settlements made by California utilities with various power providers, and (d) data in filings of FERC refund hearings. SCE publicly disclosed that on March 1, 2002, it obtained financing and made payments so that it has no material undisputed obligations that are past due or in default. These payments included a payment to the CPX; however, TEP did not receive a corresponding payment from the CPX.

     There are several other outstanding legal issues, complaints and lawsuits concerning the California energy crisis related to the FERC, wholesale power suppliers, SCE, PG&E, the CPX and the CISO, and concerning Enron. We cannot predict the outcome of these issues or lawsuits. We believe, however, that we are adequately reserved for our transactions with the CPX, the CISO and Enron. Accounts Receivable from Electric Wholesale Revenues, net of allowances, totaled $27 million at March 31, 2002 and $70 million at December 31, 2001. These amounts are included in Accounts Receivable on the balance sheet. Excluding the receivables from the CPX, the CISO and Enron, as described above, substantially all of the March 31, 2002 receivable balance has been collected as of the date of this filing.

NOTE 9.  INCOME TAXES
---------------------

     UniSource Energy and TEP's Cumulative Effect of Accounting Change for the three months ended March 31, 2001 is net of income tax expense of $312,000 (see Note 3). The differences between the Income Tax Expense (Benefit) lines on our income statements and the amounts obtained by multiplying pre-tax income by the U.S. statutory federal income tax rate of 35% are as follows:


                                        UniSource Energy            TEP
                                       ------------------    ------------------
                                       Three Months Ended    Three Months Ended
                                            March 31,             March 31,
                                         2002      2001        2002      2001
-------------------------------------------------------------------------------
                                                -Thousands of Dollars-
Federal Income Tax Expense (Benefit)
  at Statutory Rate                     $(3,084) $12,038     $   (543) $14,392
   State Income Tax Expense (Benefit),
    Net of Federal Deduction               (406)   1,685          (71)   2,015
   Depreciation Differences(Flow
    Through Basis)                        1,154    1,250        1,154    1,250
   State Tax Credits                       (206)       -         (206)       -
   Other                                     46      155           44      (48)
   Tax on Cumulative Effect of
    Accounting Change                         -     (312)           -     (312)
-------------------------------------------------------------------------------
Total Federal and State Income Tax
  Expense (Benefit)                     $(2,496) $14,816     $    378  $17,297
===============================================================================


NOTE 10.  UNISOURCE ENERGY EARNINGS PER SHARE (EPS)
---------------------------------------------------

     Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes that proceeds from the hypothetical exercise of stock options and other stock-based awards are used to repurchase outstanding shares of stock at the average fair market price during the reporting period. The numerator in calculating both basic and diluted earnings per share for each period is net income
(loss). The following table shows the effects of potential dilutive common stock on the weighted average number of shares.

                                                Three Months Ended March 31,
                                                      2002        2001
     ------------------------------------------------------------------------
                                                        In Thousands
     Denominator:
      Average Shares of Common Stock Outstanding     33,613     33,266
      Effect of Dilutive Securities:
       Warrants                                           -        131
       Options and Stock Issuable Under Employee
        Benefit Plans                                     -        646
     ------------------------------------------------------------------------
     Total Shares                                    33,613     34,043
     ========================================================================

     The dilutive share base for the quarter ended March 31, 2002 excludes 715,000 incremental common shares related to options, warrants and contingently issuable shares. These shares are excluded due to their antidilutive effect as a result of UniSource Energy's net loss during the period. Options to purchase 22,000 shares of common stock at $18.74 to $18.84 per share were outstanding during the quarter ended March 31, 2001 but were not included in the computation of diluted EPS, because the options' exercise prices were greater than the average market price of the common stock.

     At March 31, 2002, UniSource Energy had no outstanding warrants. There were 4.6 million warrants outstanding that were exercisable into TEP common stock at a ratio of five warrants to one common share. However, the dilutive effect is the same as it would be if the warrants were exercisable into UniSource Energy Common Stock.

NOTE 11.  NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

     Statement of Financial Accounting Standards No. 143 (FAS 143), Accounting for Asset Retirement Obligations, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity should capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We are required to comply with FAS 143 beginning January 1, 2003. We are currently in the process of evaluating the impact of FAS 143 on our financial statements.

NOTE 12.  REVIEW BY INDEPENDENT ACCOUNTANTS
-------------------------------------------

     With respect to the unaudited condensed consolidated financial information of UniSource Energy and TEP for the three-month periods ended March 31, 2002 and 2001, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 3, 2002 appearing herein states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of
Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     UniSource Energy Corporation (UniSource Energy) is a holding company that owns the outstanding common stock of Tucson Electric Power Company
(TEP), Millennium Energy Holdings, Inc. (Millennium), and UniSource Energy Development Company (UED). TEP is an electric utility that has provided electric service to the community of Tucson, Arizona, for over 100 years. TEP is the principal operating subsidiary of UniSource Energy and represents most of its assets. Millennium invests in unregulated ventures related primarily to the energy business, including a developer of thin-film batteries, a developer of small-scale commercial satellites, and a developer and manufacturer of thin-film photovoltaic cells. UED engages in developing generating resources and other project development activities, including facilitating the expansion of the Springerville Generating Station through construction of Springerville Units 3 and 4. We conduct our business in these three primary business segments-TEP's Electric Utility Segment, the Millennium Energy Businesses Segment, and the UniSource Energy Development Segment.

     Management's Discussion and Analysis explains the general financial condition and the results of operations for UniSource Energy and its three primary business segments and includes the following:

   - operating results during the first quarter of 2002 compared with the same period in 2001,
   - changes in liquidity and capital resources during the first quarter of 2002, and
   - expectations of identifiable material trends which may affect our business in the future.

     The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis. However, the seasonal nature of TEP's business causes operating results to vary significantly from quarter to quarter. At March 31, 2002, Millennium's unregulated energy-related affiliates comprised approximately 6% of total assets, but at times have had a significant impact on our consolidated net income and cash flows. At March 31, 2002, UED's unregulated business segment comprised approximately 1% of total assets, but may have a significant impact on our consolidated net income and cash flows in the future.

     Management's Discussion and Analysis should be read in conjunction with UniSource Energy and TEP's 2001 Form 10-K and with the Condensed Consolidated Financial Statements, beginning on page 2, which present the results of operations for the quarters ended March 31, 2002 and 2001. Management's Discussion and Analysis explains the differences between periods for specific line items of the Condensed Consolidated Financial Statements.

OVERVIEW
--------

     UniSource Energy recorded a net loss of $6.3 million for the first quarter of 2002, compared with net income of $19.3 million in the first quarter of 2001. The decrease is primarily attributable to decreased wholesale marketing activities and decreased retail sales to mining customers at TEP. Wholesale revenues declined nearly 70% as a result of reduced sales and significantly reduced market prices in the western U.S. energy markets.

     In the first quarter of 2002, TEP recorded a net loss of $1.9 million, compared with net income of $23.5 million in the first quarter of 2001.
The reduced earnings resulted from: (1) significantly reduced electric wholesale sales and revenues due to lower wholesale demand and lower wholesale energy prices and (2) reduced retail sales and revenues due to relatively mild winter weather and reduced consumption by mining customers. See Results of Operations for further detail.

     Outlook and Strategy
     --------------------

     In recent years, the electric utility industry has undergone significant regulatory change designed to encourage competition in the sale of electric generation services. However, given changing market conditions including recent events in California related to deregulation and the Enron Corp. (Enron) bankruptcy, the Arizona Corporation Commission (ACC) is in the process of reviewing the Retail Electric Competition Rules (Rules). Additionally, the Federal Energy Regulatory Commission (FERC) issued various orders in response to the California energy crisis which have impacted our businesses. We continually evaluate our position to develop strategies to remain competitive and flexible in this changing environment. Our plans and strategies include the following:

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

   - Actively participate in the formulation of regulatory policies and actions.

   - Focus the efforts of Millennium's technology entities to begin larger scale production of Global Solar Energy, Inc.'s (Global Solar) thin-film photovoltaic cells and to develop thin-film battery technology. Seek strategic partners and investors to achieve commercial operation of these businesses.

     To accomplish our goals, we estimate that during 2002, TEP will spend $124 million on capital expenditures, Millennium will provide between $15 million and $25 million of funding to its technology investments, and we will provide between $15 million and $100 million to UED. Our funding of UED will depend upon the timing of financial close of the Springerville Unit 3 and 4 project and UED's ultimate ownership percentage.

     While we believe that our plans and strategies will continue to have a positive impact on our financial prospects and position, we recognize that we continue to be highly leveraged, and as a result, our access to the capital markets may be limited or more expensive than for less leveraged companies.


FACTORS AFFECTING RESULTS OF OPERATIONS
---------------------------------------

  COMPETITION

     The electric utility industry has undergone significant regulatory change in the last few years designed to encourage competition in the sale of electricity and related services. However, the recent experience in California with deregulation has caused many states, including Arizona, to reexamine the viability of retail electric deregulation.

     As of January 1, 2001, all of TEP's retail customers are eligible to choose an alternate energy supplier. Although there is one Energy Service Provider (ESP) certified to provide service in TEP's retail service area, currently none of TEP's retail customers have opted to receive service from this ESP. TEP has met all conditions required by the ACC to facilitate electric retail competition, including ACC approval of TEP's direct access tariffs. However, ESPs must meet certain conditions before electricity can be sold competitively in TEP's service territory. Examples of these include ACC certification of ESPs, and execution of and compliance with direct access service agreements with TEP.

     TEP also competes against gas service suppliers and others that provide energy services. Other forms of energy technologies, such as fuel cells, may provide competition to TEP's services in the future, but to date, are not financially viable alternatives. Self-generation by TEP's large industrial customers could also provide competition for TEP's services in the future, but has not had a significant impact to date.

     In the wholesale market, TEP competes with other utilities, power marketers and independent power producers in the sale of electric capacity and energy.

  INDUSTRY RESTRUCTURING

     TEP'S Settlement Agreement and Retail Electric Competition Rules
     ----------------------------------------------------------------

     In December 1996, the ACC adopted the Rules that provided a framework for the introduction of retail electric competition in Arizona. These Rules, as amended and modified, were approved by the ACC in September 1999.

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

   - TEP is currently required to transfer its generation and other competitive assets to a wholly-owned subsidiary by December 31, 2002. The Settlement Agreement also requires that by December 31, 2002, TEP, as the Utility Distribution Company, must acquire at least 50% of its requirements through a competitive bidding process, while the remainder may be purchased under contracts with TEP's generation subsidiary or other energy suppliers.

     Approval of the Settlement Agreement caused TEP to discontinue regulatory accounting under FAS 71 for its generation operations in November 1999. See Note 2 of Notes to Condensed Consolidated Financial Statements.

     Recent Developments in the Arizona Regulatory Environment
     ---------------------------------------------------------

     In January 2002, the ACC began a formal proceeding to reexamine the circumstances that have changed since it adopted the Rules in 1996 and to revisit the path to deregulation of the retail electric market. The ACC opened a generic docket to consolidate this issue with several related issues, including the future of the Arizona Independent Scheduling Administrator (AISA) and TEP's subsequent application for variance of certain provisions of the Settlement Agreement. In this application, TEP requested an extension of the generation assets transfer requirement and the 50% competitive bid requirement of its Settlement Agreement until the latter of December 31, 2003 or six months after the ACC issues a final order in the generic docket. Arizona Public Service Company (APS) also submitted a request for variance from its transfer of assets requirement, though the particulars of the APS request are much different from TEP's.

     On March 22, 2002, the ACC's Utilities Division (Staff) submitted a Staff Report to provide general guidance to the Commissioners on issues contained in the generic docket. In its Report, the Staff recommended that the ACC address issues affecting the smooth transition to competition, including market power and market monitoring, competitive bidding, transfer of generation assets, transmission constraints and reliability, adjustor mechanisms, retail direct access and shopping credits, and other issues.

     On May 2, 2002, the ACC issued a procedural order stating that hearings will begin on June 17, 2002 to consider the transfer of assets requirement and other issues for all affected utilities, including TEP. In a separate procedural order, the ACC also stayed all proceedings scheduled for TEP's variance application, except for a public comment meeting set for June 10, 2002.

     TEP cannot predict the outcome of these proceedings on its extension application or of the ultimate resolution of issues contained in the generic docket.

     The status of the Rules and the ability of ESPs to continue to sell competitive services may also be subject to change due to recent court proceedings. Several parties, including certain rural electric cooperatives, filed lawsuits in Maricopa County Superior Court challenging the Rules. In November 2000, the Court found the Rules to be unconstitutional and unlawful. The decision was appealed to the Court of Appeals, and implementation of the judgment was stayed and the Rules remain in effect pending the outcome of the appeals. TEP cannot predict the effect of the court decision or the outcome of the appeals to which it is a party or the effect of the judgment, if affirmed upon appeal, on the introduction of retail electric competition in Arizona.

     State and Federal Legislation
     -----------------------------

     In the 2002 session, Congress has focused on administrative controls and oversight of the energy industry in light of the Enron and other high profile bankruptcies. The Senate debated an energy bill and will likely reconcile the Senate version with the House energy policy bill approved earlier this session.

     In this session, the Arizona State legislature is in the process of considering freezing generation property tax values for tax year 2003. The legislature also will likely create new study committees to modify State law regulating electric competition and to review the development of renewable resources. The legislature has shown concern about the State's preparedness to meet growing electricity demand and has closely monitored the siting and construction of new generation and transmission facilities.

     Transmission Access
     -------------------

     In 1997, TEP and other transmission owners and users located in the southwestern U.S. began to investigate the feasibility of forming an Independent System Operator (ISO) for the region. As a result, they formed a non-profit corporation named Desert STAR in September 1999. In December 1999, the FERC issued FERC Order 2000, which established timelines for all transmission owning entities to join a Regional Transmission Organization
(RTO) and defined the minimum characteristics and functions of an RTO. In October 2001, TEP and three other southwestern utilities filed agreements and operating protocols with the FERC to form a new, for profit RTO to be known as WestConnect to replace Desert STAR. The reorganization of Desert STAR into WestConnect will be subject to approval by the FERC and certain state regulatory authorities in the region. See Item 1 - Business - Transmission Access in the 2001 Form 10-K.

     The Rules also required the formation and implementation of an AISA. In July 2001, the ACC Commissioners provided stakeholders the opportunity to comment on a list of issues related to the AISA, including a proposal by one of the Commissioners to end the obligation of Arizona utilities to fund and participate in the AISA. The AISA docket is one of those that was consolidated with the generic docket related to retail electric competition issues. See Recent Developments in the Arizona Regulatory Environment, above.

     On April 18, 2002, the Western Systems Coordinating Council (WSCC), Southwest Regional Transmission Association (SWRTA), and Western Regional Transmission Association (WRTA) merged to form the Western Electricity Coordinating Council (WECC). The new organization, WECC, will continue to be responsible for coordinating and promoting electric system reliability in the Western Interconnection as has been done by WSCC since its formation nearly 35 years ago. In addition, WECC will support efficient competitive power markets, assure open and non-discriminatory transmission access among members, and provide a forum for resolving transmission access disputes among members. WECC's interconnection-wide focus is intended to complement current efforts to form RTO's in various parts of the West.

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

     Rates and Market Prices
     -----------------------

     TEP competes with other utilities, power marketers and independent power producers in the sale of electric capacity and energy at market-based rates in the wholesale market. The average market price for around-the-clock energy based on the Dow Jones Palo Verde Index decreased significantly in 2002 compared with 2001, as shown below.

     Average Market Price for Around-the-Clock Energy      MWh
     ----------------------------------------------------------
        Quarter ended March 31, 2002                     $  24
        Quarter ended March 31, 2001                     $ 178

     Beginning in June 2000 and continuing through May 2001, the average market price for around-the-clock energy in the western U.S. energy market increased to unprecedented levels due to a number of factors, including unusually high natural gas prices, decreased hydropower supply, increased demand and insufficient generation to meet the increased demand. Prices began a steady decline in June 2001, and now have reached levels that are more consistent with historical prices. As of May 2002, the average forward around-the-clock market price for the balance of the year 2002 was approximately $31 per MWh, based on the Dow Jones Palo Verde Index. As a result, we expect our wholesale revenues to be significantly lower in 2002 than in 2001. We cannot predict whether these lower prices will continue, or whether changes in various factors that influence demand and capacity will cause prices to rise again during the remainder of 2002.

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

     Payment Defaults and Allowances for Doubtful Accounts
     -----------------------------------------------------

     See Critical Accounting Policies - Payment Defaults and Allowances for Doubtful Accounts, below and Note 8 of Notes to Condensed Consolidated Financial Statements.

     FERC Matters
     ------------

     As described more fully in the 2001 Form 10-K, the FERC ordered hearings and issued several orders during 2000 and 2001 to mitigate volatile energy prices in the western U.S. and to address the energy emergency in California. Certain soft price caps on power sold to the California Independent System Operator (CISO) were enacted in 2000, and were later replaced in 2001 with an order for price mitigation applicable to certain wholesale power sales to California and throughout the entire western U.S. which applies through September 30, 2002. Further, the FERC issued several orders specifying the methodology to calculate refunds/offsets applicable to wholesale sales into the CISO's spot markets for the period from October 2, 2000 to June 20, 2001. The administrative hearing before a FERC judge to determine the amount of refunds/offsets, based on the FERC-specified methodology, is in progress.

     On May 8, 2002, the FERC issued a data request regarding potential manipulation of electric and natural gas prices in California energy markets. The FERC has requested specific data and information with respect to certain trading strategies in which companies may have engaged. This request has been made to all sellers of wholesale electricity and/or ancillary services, including TEP, to the CISO and/or the CPX during the period 2000 and 2001.

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

     There are several other outstanding legal issues, complaints, and lawsuits concerning the California energy crisis related to the FERC, wholesale power suppliers, Southern California Edison Company (SCE), Pacific Gas & Electric Company (PG&E), the California Power Exchange (CPX) and CISO, and to Enron. We cannot predict the outcome of these issues or lawsuits. We believe, however, that we are adequately reserved for our transactions with the CPX, CISO and Enron. See Note 8 of Notes to Condensed Consolidated Financial Statements.

     SCE Power Exchange Agreement
     ----------------------------

     A power exchange agreement between TEP and SCE requires SCE to provide firm system capacity of 110 MW to TEP during summer months. TEP is then obligated to return to SCE in the winter months the same amount of energy that TEP received from SCE during the preceding summer. Since 1995, TEP has relied upon this 110 MW from SCE. During 2000 and 2001, volatility in the western energy markets and the deterioration in SCE's financial condition created uncertainty for TEP regarding the availability of this resource for TEP's summer peaking needs. Except for a few occasions in 2000 and 2001, SCE provided TEP with requested energy under the power exchange agreement. Since June 2001, western power markets have stabilized and SCE's financial condition appears to be improving. As such, we believe that there is more certainty to the availability of this resource for TEP in the summer of 2002. Nevertheless, TEP made forward purchases of approximately 50 MW at an average price of $42 per MWh for the summer peaking season to mitigate the risk of loss of this or other resources.

  MARKET RISKS

     We are exposed to various forms of market risk. Changes in interest rates, returns on marketable securities, and changes in commodity prices may affect our future financial results. The market risks resulting from changes in interest rates and returns on marketable securities have not changed materially from the market risks reported in the 2001 Form 10-K.

     For additional information concerning risk factors, including market risks, see Safe Harbor for Forward-Looking Statements below.

     Risk Management Committee
     -------------------------

     We have a Risk Management Committee responsible for the oversight of commodity price risk and credit risk related to the wholesale energy marketing activities of TEP and the emissions and coal trading activities of Millennium Environmental Group, Inc. (MEG). Our Risk Management Committee consists of officers with responsibility for finance, accounting, legal, wholesale marketing, and the generation operations of UniSource Energy. To limit our exposure to commodity price risk, the Risk Management Committee sets trading policies and limits, which are reviewed frequently to respond to constantly changing market conditions. To limit our exposure to credit risk in these activities, the Risk Management Committee approves credit policies and limits and reviews counterparty credit exposure on a monthly basis.

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

     TEP also enters into limited forward purchases and sales to take advantage of market price changes with the intent to reverse the forward positions at a profit. These types of transactions are considered to be our trading positions. TEP marks its trading positions to market on a daily basis using actively quoted prices obtained from brokers for power traded over-the-counter at Palo Verde for forward periods of up to five years. As of March 31, 2002, all of TEP's forward trading contracts were for settlement within twelve months. TEP's trading policies restrict forward trading positions to mature no longer than the end of the next calendar year. Because of the short-term duration of these trading positions, we believe that the market is liquid and that the various broker quotations used to calculate the mark-to-market values represent accurate measures of the fair values of these positions. An unrealized gain of $0.8 million was recorded on TEP's income statement in the first quarter of 2002 to adjust the value of its trading positions to fair value. TEP had a cumulative unrealized loss of $0.5 million on its December 31, 2001 balance sheet and a cumulative unrealized gain of $0.3 million on its March 31, 2002 balance sheet.

     TEP uses a sensitivity analysis to measure the impact of an unfavorable change in market prices on the fair value of its trading positions. As of March 31, 2002, a 10% unfavorable change in the market prices of electric power from year-end levels would have decreased the fair value of these instruments by less than $1 million. Beginning in 2001, changes in the fair value of these derivative instruments are measured in our financial statements in accordance with FAS 133. See Critical Accounting Policies - Accounting for Derivative Instruments and Hedging Activities, below and Note 3 of Notes to Condensed Consolidated Financial Statements.

     During the fourth quarter of 2001, we began managing and trading emission allowances, coal and related financial instruments through MEG.
We manage the market risk of this new line of business by setting notional limits by product, as well as limits to the potential change in fair market value under a hypothetical 33% change in price or volatility. MEG's trading activities, including swap agreements, options and forward contracts, are closely monitored using risk management policies and procedures with oversight by the Risk Management Committee. MEG marks its trading positions to market on a daily basis using actively quoted prices obtained from brokers. As of March 31, 2002, the fair value of MEG's emission allowance inventory was $6 million and the net fair value of MEG's options purchased, options sold and forward contracts was $2 million.
These amounts include a cumulative unrealized gain of $0.2 million to adjust to fair market value as of March 31, 2002.

     TEP is generally subject to increased commodity price risk during the third quarter of each year, due to the seasonal nature of its business as a summer-peaking utility. During the last two years, there has been some uncertainty regarding availability of a power resource from the SCE Power Exchange. (See Western Energy Markets - SCE Power Exchange Agreement, above.) To mitigate the risk that this resource would be unavailable to TEP, and/or the risk of other unexpected losses of generation resources due to unplanned outages or natural disasters, TEP has purchased 50 MW of energy on a forward basis to protect its retail customers from power interruptions for the summer of 2002. TEP also plans to rely upon two new peaking units which went in-service in June 2001, interruptible contracts, and reserve sharing arrangements with other utilities as resources. Under the terms of its Settlement Agreement, TEP's retail rates are frozen through December 31, 2008, except under certain circumstances. As such, TEP cannot recover increased purchased power costs without further ACC action. See Factors Affecting Results of Competition - Industry Restructuring, above.

     TEP also purchases coal and natural gas in the normal course of business for fuel for its generating plants. TEP acquires its coal under long-term coal supply contracts. Purchases of gas historically provided fuel for only 3-4% of total generation. During the quarter ended March 31, 2001, approximately 10% of TEP's generation was fueled by natural gas. Market prices of natural gas also increased significantly in the first quarter of 2001, which, combined with increased usage, caused gas costs to comprise 39% of total fuel expense for the quarter ended March 31, 2001. With the significant reduction in wholesale energy prices in the first quarter of 2002, only 5% of TEP's generation was fueled by natural gas in that quarter. Natural gas prices were also lower in 2002, causing gas costs to comprise only 11% of fuel expense in the first quarter of 2002. TEP is assured of its gas supply as a retail customer of the local gas supplier. TEP periodically negotiates its contract with its gas supplier to establish terms relating to pricing and scheduling of gas delivery.

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

     We calculate counterparty credit exposure by adding any outstanding receivable (net of amounts payable if a netting agreement exists) to the mark-to-market value of any forward contracts. As of March 31, 2002, TEP's total credit exposure related to its wholesale trading activities (excluding defaulted amounts owed by CPX, CISO and Enron), was less than $10 million, of which 95% was with 25 counterparties with investment grade ratings. At March 31, 2002, MEG's total credit exposure was less than $1 million. Based on a review of our credit exposures at March 31, 2002, we do not anticipate any nonperformance by any of our other counterparties. See Critical Accounting Policies - Payment Defaults and Allowances for Doubtful Accounts, below.


  FUTURE GENERATING RESOURCES

     Springerville Generating Station Expansion
     ------------------------------------------

     As reported in the 2001 Annual Report on Form 10-K, UED and Salt River Project Agricultural Improvement and Power District (SRP) signed a joint development agreement, in October 2001, which set forth certain terms associated with the ownership and development of two new coal-fired electric generating units (Springerville Units 3 and 4). The arrangement contemplates that SRP would effectively obtain 50% of the interest in the total output of the project, or approximately 400 MW. The balance of the electric output is expected to be sold to other regional power companies, possibly including TEP. The parties are currently in the process of further delineating the financial and ownership structure of the project that would ultimately meet their respective objectives. UED anticipates that at least some portion of the project will be financed with the proceeds of project financing.

     Springerville was originally designed for four units. Units 3 and 4 would consist of two 400 MW coal-fired, base-load generating units at the same site as Springerville Units 1 and 2, and would allow us to spread the fixed costs of the existing common facilities over the two additional generating units. The project scope and schedule are currently being refined in connection with the terms of an engineering, procurement, and construction contract. We are also continuing the permitting process, evaluating financing alternatives, and negotiating with other potential long-term power purchasers in addition to SRP.

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

     TEP worked with the Environmental Protection Agency (EPA) and the Arizona Department of Environmental Quality (ADEQ) to determine mutually acceptable levels of emissions for all four units to accomplish significant emission reductions from current levels. The ADEQ issued a final permit on April 29, 2002. Springerville Units 3 and 4 will be equipped with modern emissions control technology, and the emissions controls on Units 1 and 2 will be upgraded. Sulfur dioxide emissions from all four units will be up to 55 percent less than those currently produced from the current two units, while nitrogen oxide emissions will be up to 39 percent less. TEP also volunteered to undertake some operational changes on the existing units to reduce emissions as early as July 2003, rather than waiting until the expansion project is scheduled for completion.

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

     We presently anticipate that power purchase agreements with other project off-takers, the engineering, procurement and construction contract, and other required project agreements will be finalized during the second and third quarters of 2002 and that the construction financing will be in place by the end of the fourth quarter of 2002. We expect that construction will begin by the first quarter of 2003, with commercial operation of Unit 3 expected to occur in early
2006, followed six to twelve months later by Unit 4. We can make no assurances, however, about the ultimate timing, or whether we will proceed with this project.


CRITICAL ACCOUNTING POLICIES
----------------------------

     In preparing financial statements under GAAP, management exercises judgment in the selection and application of accounting principles, including making estimates and assumptions. We consider Critical Accounting Policies to be those that could result in materially different financial statement results if our assumptions regarding application of accounting principles were different. We describe our Critical Accounting Policies below. Other significant accounting policies are discussed in the 2001 Form 10-K, Note 1 - Nature of Operations and Summary of Significant Accounting Policies. Recently issued accounting standards are discussed in
Note 11 of Notes to Condensed Consolidated Financial Statements - New Accounting Pronouncements.

     Accounting for Rate Regulation
     ------------------------------

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

     We continue to apply FAS 71 in accounting for the distribution and transmission portions of TEP's business, our regulated operations. We periodically assess whether we can continue to apply FAS 71 to these operations. If we stopped applying FAS 71 to TEP's remaining regulated operations, we would write off the related balances of TEP's regulatory assets as an expense on our income statement. Based on the balances of TEP's regulatory assets at March 31, 2002, if we had stopped applying FAS 71 to TEP's remaining regulated operations, we would have recorded an extraordinary loss, after-tax, of approximately $249 million. While regulatory orders and market conditions may affect our cash flows, our cash flows would not be affected if we stopped applying FAS 71.

     Accounting for Derivative Instruments and Hedging Activities
     ------------------------------------------------------------

     On January, 1, 2001, we adopted Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. A derivative financial instrument or other contract derives its value from another investment or designated benchmark. Because of the complexity of derivatives, the FASB established a Derivatives Implementation Group (DIG). During 2001, the DIG issued new guidance, which changed the contracts that qualified as derivatives under FAS 133.

     When we adopted FAS 133, some of the forward contracts that we used to buy and sell wholesale power were considered to be derivatives based on the accounting guidance at that time. Some of the contracts qualified for hedge accounting while some were considered to be trading activities.

     Under FAS 133, we record unrealized gains and losses on our trading activity and adjust the related asset or liability on a monthly basis to reflect the market prices at the end of the month. The market prices used to determine fair value for these contracts are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value. We report the unrealized gain/loss on forward sales net of the unrealized gain/loss on forward purchases as a component of Operating Revenues. The net pre-tax unrealized gain for the quarter ended March 31, 2002 was approximately $1 million. At March 31, 2002, we reported the fair value of our forward sale and purchase contracts and options sold as Other Current Liabilities and we reported the fair value of options purchased and MEG's emission allowance inventory as Other Current Assets.

     To date, the DIG has issued more than 100 interpretations to provide guidance in applying FAS 133. As the DIG or the FASB continues to issue interpretations, we may change the conclusions that we have reached and, as a result, the accounting treatment and financial statement impact could change in the future.

     See Note 3 of Notes to Condensed Consolidated Financial Statements - Accounting for Derivative Instruments and Hedging Activities.

     Payment Defaults and Allowances for Doubtful Accounts
     -----------------------------------------------------

     We record an allowance for doubtful accounts when we determine that an account receivable will not be collected. At March 31, 2002 and December 31, 2001, TEP's Accounts Receivable on the balance sheet is net of an $8.4 million allowance for uncollectible receivables related to 2000 and 2001 sales to the CPX, the CISO and Enron. This allowance reflects a 50% reserve on amounts unpaid from the CPX, the CISO and Enron, as TEP believes it is probable that it will collect at least 50% of this aggregate outstanding net receivable due to the recent (a) stabilization of the power markets, (b) rate increases achieved by PG&E and SCE, (c) settlements made by California utilities with various power providers, and (d) data in filings of FERC refund hearings.

     SCE publicly disclosed that on March 1, 2002, it obtained financing and made payments so that it has no material undisputed obligations that are past due or in default. These payments included a payment to the CPX; however, TEP did not receive a corresponding payment from the CPX. In addition, TEP has cash collateral of approximately $1 million on deposit in an escrow account with the CPX, which is currently unavailable to TEP due to the bankruptcy stay.

     In addition to TEP's net receivable exposure of $0.8 million to Enron, at December 31, 2001, TEP had forward electricity sales contracts for periods through June 30, 2002 with an estimated mark-to-market value of approximately $1 million. The unrealized gains associated with these contracts were removed from TEP's revenues as of December 31, 2001. TEP has filed a claim in Enron's bankruptcy proceedings for its receivable and for the mark-to-market value of defaulted forward contracts.

     The amount that we ultimately collect from the CPX, the CISO and Enron would have an impact on our earnings if the amount is more or less than the $8.4 million we have reserved. If we collect all of the $16.8 million, pre-tax income will increase by $8.4 million. If we do not collect any of the $16.8 million, pre-tax income will decrease by $8.4 million. We also believe that we are due interest on the amounts we are owed.

     Capitalization of UED Project Development Costs
     -----------------------------------------------

     UED capitalizes project development costs when it is probable that the project will be completed and we expect to recover the costs of the project. UED and SRP entered into a Joint Development Agreement in October 2001 to develop two 400 MW coal-fired units at TEP's existing Springerville Station. UED and SRP each committed project development funding for professional services and other third party costs. At March 31, 2002, capitalized project development costs on UED's balance sheet were approximately $12.6 million. If the project does not proceed, the capitalized project development costs will be immediately expensed. In addition, under certain limited circumstances associated with the withdrawal from the project, UED would be obligated to reimburse SRP for zero, 50% or 100% of SRP's previously paid funding amounts, depending on the circumstances of the withdrawal. As of March 31, 2002, SRP has paid $11.1 million in project development costs.

     Unbilled Revenue
     ----------------

     TEP's electric retail revenues include an estimate of MWhs delivered but unbilled at the end of each period. The unbilled revenue is estimated by comparing the actual MWhs consumed to the MWhs billed to our retail customers. The excess of MWhs consumed over MWhs billed is then allocated to the retail customer classes based on estimated usage by each customer class. We then record revenue for each customer class based on the various bill rates for each customer class. Due to the seasonal fluctuations of our actual load, the unbilled revenue amount is greater in the summer months than it is in the winter months.


RESULTS OF OPERATIONS
---------------------

     UniSource Energy recorded a net loss of $6.3 million, or $0.19 per average share of Common Stock in the first quarter of 2002. This compares with net income of $19.3 million or $0.58 per average share of Common Stock in the first quarter of 2001.

     The primary factors affecting the results of operations in the first quarter of 2002 include significantly reduced revenues from wholesale marketing activities due to lower demand and a decline in market prices in the western U.S. energy markets and reduced retail sales and revenues due to relatively mild winter weather and reduced consumption by mining customers.

     Contribution By Business Segment
     --------------------------------

     The table below shows the contributions to our consolidated after-tax net income and losses by our three business segments, as well as parent company expenses and intercompany eliminations, for the first quarter of 2002 and 2001:

                                              Three Months Ended
                                                     March 31,
                                                2002        2001
--------------------------------------------------------------------
                                             - Millions of Dollars -
Business Segment
  TEP                                         $ (1.9)     $ 23.5
  Millennium                                    (3.3)       (2.9)
  UED                                            0.3          -
  Intercompany Eliminations                     (1.4)       (1.3)
--------------------------------------------------------------------
    Consolidated Net Income (Loss)            $ (6.3)     $ 19.3
====================================================================

     Intercompany Eliminations include:

   - elimination of intercompany sales between business segments;
   - elimination of intercompany interest on the note payable from UniSource Energy to TEP; and
   - elimination of UED's rental income and TEP's rental expense from UED's turbine lease to TEP.

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

     Utility kWh Sales and Revenues
     ------------------------------

     Customer growth, weather and other consumption factors affect retail sales of electricity. Price changes also contribute to changes in retail revenues. Electric wholesale revenues are affected by market prices in the wholesale energy market, availability of TEP generating resources, and the level of wholesale trading activity.

     TEP experienced a significant decline in wholesale energy sales and revenues during the first quarter of 2002. Market demand in the western region declined primarily as a result of mild winter temperatures, and market prices fell as a result of increased capacity in the region and declining natural gas prices, as well as reduced demand. TEP's electric wholesale sales consist primarily of four types of sales:

     (1) Sales under long-term contracts for periods of more than one year. TEP currently has long-term contracts with three entities to sell firm capacity and energy: SRP, the Navajo Tribal Utility Authority and the Tohono O'odham Utility Authority. TEP also has a long-term interruptible contract with Phelps Dodge Energy Services, which requires a fixed contract demand of 60 MW at all times except during TEP's peak customer energy demand period, from July through September of each year. Under the contract, TEP can interrupt delivery of power if the utility experiences significant loss of any electric generating resources.

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

     (4) Sales of transmission service.

     Comparisons of TEP's kilowatt-hour sales delivered and the corresponding electric revenues for the first quarter of 2002, compared with the same period in 2001, are shown below:


                                                 Sales                       Operating Revenue
----------------------------------------------------------------------------------------------------
                                                          Percent                           Percent
Three Months Ended March 31,           2002      2001      Change        2002      2001      Change
----------------------------------------------------------------------------------------------------
                                           - Millions of kWh -          - Millions of Dollars -
Electric Retail Sales                 1,681     1,769      (5.0%)     $ 131.8    $ 134.7      (2.2%)
----------------------------------------------------------------------------------------------------
Electric Wholesale Sales Delivered:
  Long-term Contracts                   281       334     (15.9%)        14.6       16.6     (12.0%)
  Forward Contracts                      61       618     (90.1%)         2.4       49.1     (95.1%)
  Short-term Sales and Other            679       583      16.5%         26.9       77.1     (65.1%)
  Transmission                            -         -         -           0.7        0.9     (22.2%)
----------------------------------------------------------------------------------------------------
Total Electric Wholesale Sales        1,021     1,535     (33.5%)        44.6      143.7     (69.0%)
----------------------------------------------------------------------------------------------------
        Total                         2,702     3,304     (18.2%)     $ 176.4    $ 278.4     (36.6%)
====================================================================================================


     TEP's kWh sales to retail customers decreased 5% in the first quarter of 2002 compared with the same period in 2001, despite a 2.4% increase in retail customers. Sales to mining customers decreased by 38% because of cutbacks in production by both of our large mining customers in response to lower copper prices. Milder winter temperatures also reduced demand by retail customers. Heating Degree Days for the quarter decreased by 15%, from 1,000 days to 848 days. Revenues from sales to retail customers decreased by 2% in the first quarter of 2002, reflecting the lower kWh sales.

     Kilowatt-hour electric wholesale sales decreased by 34%, while revenues decreased by 69% in the first quarter of 2002 compared with 2001. The decrease in revenues in the first quarter 2002 resulted from decreased demand, decreased sales activity, and the sharp decline in market prices from those in the first quarter of 2001. The largest decrease in sales and revenues was in forward contracts, which represent purchase and resale transactions. Short-term economy sales in the daily and hourly markets were higher in the first quarter 2002 compared with the same period in 2001, but the revenues from these sales were lower, due to lower average market prices in 2002. Factors contributing to the lower market prices included more generation online in the western U.S., lower natural gas prices, increased hydropower supply, and weaker demand.

     Fuel and Purchased Power Expenses
     ---------------------------------

     Fuel expense at TEP's generating plants decreased by $23 million, or 32%, in the quarter ended March 31, 2002 compared with the same quarter in 2001. Lower wholesale demand and lower wholesale prices resulted in decreased natural gas usage for generation. Natural gas prices were also lower in the first quarter of 2002 compared with the same period in 2001. The average cost of fuel per kWh generated for the first quarter of 2002
and 2001 was 1.84 cents and 2.40 cents, respectively.   See Market Risks -
Commodity Price Risk, above.

     Purchased Power expense decreased by $36 million, or 77%, in the first quarter of 2002 compared with the same period in 2001 due principally to decreased volume of trading activity and lower wholesale prices in the forward and spot energy markets.

     Other Operating Expenses
     ------------------------

     Other Operations and Maintenance expense decreased by $3 million, or 6%, in the first quarter 2002, compared with the same period in 2001. The primary reasons for this decrease include a $5 million reduction in bad debt reserves, offset by a $2 million increase in maintenance expense. The decrease in bad debt reserves in 2002 occurred because in January 2001, we recorded $7 million in reserves, of which $5 million was recorded as expense, to cover our credit exposure for risk of non-payment from electric wholesale sales to California made in January 2001. See Note 8 of Notes to Condensed Consolidated Financial Statements. We recorded no such reserves in 2002. Maintenance expense increased due to a scheduled outage at Springerville Unit 1.

     Depreciation and amortization expense increased $4 million in the first quarter 2002, compared with the same period in 2001, due to a $125 million increase in the depreciable asset base, which represents new line extensions to support new business, the 75 MW gas turbine which went in-service in June 2001, and routine improvements to our system.

     Other Income
     ------------

     TEP's income statements for the quarters ended March 31, 2002 and 2001 each include $2 million of Interest Income on the promissory note TEP received from UniSource Energy in exchange for the transfer of its stock in Millennium. On UniSource Energy's consolidated income statement, this income is eliminated as an intercompany transaction.

     Interest Income for the quarter ended March 31, 2002 was higher than the same period in 2001, due to our January 2002 investment in $96 million of Springerville Coal Handling Facilities Lease debt. See Liquidity and Capital Resources, below, and Note 6 of Notes to Condensed Consolidated Financial Statements.

     Interest Expense
     ----------------

     Interest Expense for the first quarter of 2002 decreased by $2 million compared with the same period in 2001, primarily due to decreases in the average interest rate on long-term variable rate tax-exempt debt in 2002.

     Income Tax Expense
     ------------------

     Income taxes decreased $17 million for the first quarter 2002, compared with the same period in 2001, primarily due to lower pre-tax income.


RESULTS OF MILLENNIUM ENERGY BUSINESSES
---------------------------------------

     The table below provides a breakdown of the after-tax net losses recorded by Millennium Energy Businesses:

                                     Three Months Ended
                                         March 31,
                                      2002       2001
-----------------------------------------------------------
                                   - Millions of Dollars -

Energy Technology Investments       $ (3.3)    $ (3.2)
Other                                    -        0.3
-----------------------------------------------------------
Total Millennium                    $ (3.3)    $ (2.9)
===========================================================


     Energy Technology Investments
     -----------------------------

     Millennium's Energy Technology Investments include Global Solar, Infinite Power Solutions, Inc. (IPS), MicroSat Systems, Inc. (MicroSat) and ITN Energy Systems, Inc. (ITN). The major factors contributing to the losses in 2002 and 2001 are development efforts of solar modules by Global Solar, expenditures to develop thin-film and solid-state rechargeable batteries by IPS, research and development work performed by ITN and contract work performed by MicroSat on satellite development. See Note 4 of Notes to Condensed Consolidated Financial Statements.


RESULTS OF UED
--------------

     UED was established in February 2001 and owns a 20 MW gas turbine, which it leases to TEP under an operating lease arrangement. UED recorded a net profit of $0.3 million for the quarter ended March 31, 2002. UED's income represents rental income, less expenses, under the operating lease. This rental income is eliminated from UniSource Energy's after-tax earnings as an intercompany transaction.

     UED and SRP are jointly developing Springerville Units 3 and 4 for the expansion of the Springerville Generating Station. As of March 31, 2002, the capitalized costs on UED's balance sheet were approximately $12.6 million. If the project does not proceed, the capitalized project development costs will be immediately expensed. See Future Generating Resources and Critical Accounting Policies - Capitalization of UED Project Development Costs, above.


DIVIDENDS ON COMMON STOCK
-------------------------

     UniSource Energy
     ----------------

     In February 2002, UniSource Energy declared a cash dividend of $.0125 per share on its Common Stock. This dividend, totaling approximately $4 million, was paid March 8, 2002 to shareholders of record at the close of business February 21, 2002.

     UniSource Energy's Board of Directors will review our dividend level on a continuing basis, taking into consideration a number of factors including our results of operations and financial condition, general economic and competitive conditions and the cash flow from our subsidiary companies, TEP, Millennium and UED.

     TEP
     ---

     In December 2001, TEP declared and paid a dividend of $50 million. UniSource Energy is the primary holder of TEP's common stock.

     TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants, including a covenant that requires TEP to maintain a minimum level of net worth. As of March 31, 2002, the required minimum net worth was $263 million. TEP's actual net worth at March 31, 2002 was $321 million. As of March 31, 2002, TEP was in compliance with the terms of the Credit Agreement. See Investing and Financing Activities - TEP Bank Credit Agreement, below.

     The ACC Holding Company Order states that TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings until TEP's equity ratio equals 37.5% of total capital (excluding capital lease obligations). As of March 31, 2002, TEP's equity ratio on that basis was 22%.

     In addition to these limitations, the Federal Power Act states that dividends shall not be paid out of funds properly included in the capital account. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis to pay dividends from current year earnings. Therefore, TEP declared its December 2001 dividend from 2001 earnings since TEP had an accumulated deficit, rather than positive retained earnings.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  OVERALL LIQUIDITY

     Our primary source of liquidity is our cash flow from operations, which exceeded $200 million in each of the past two years. These cash flows are derived primarily from retail and wholesale energy sales at TEP, net of the related payments for fuel and purchased power. In the last two years, our cash flows have benefited from higher margins on wholesale energy sales in the western U.S. power markets. This enabled us to increase our cash levels from $145 million at year-end 1999 to $228 million at year-end 2001. We have been using our available cash to finance capital expenditures, primarily at TEP, to make investments in our energy technology affiliates, to pay dividends to shareholders, and to reduce leverage at TEP by repaying high coupon debt and investing in lease debt. For example, in January 2002, we purchased $96 million principal amount of lease debt bearing an average coupon of 14.3%.

     We do not expect the wholesale energy market conditions to be as favorable in 2002, with market prices and margins lower than we saw in the last two years. Another factor that could affect our cash flows from operations is reduced energy demand by our large mining customers. As we have reported elsewhere in this document, our two major mining customers have reduced operations during the last few years due to lower copper prices. This trend will continue in 2002 and we expect a 40 MW load reduction to our system peak demand. We expect that these load reductions will be offset, however, by lower purchased power costs to cover summer peaking needs and by sales of excess capacity, when profitable, in the second and fourth quarters. We do not, therefore, expect these reductions to have a significant impact on cash flows.

     In the event that we experience lower cash from operations due to these, or other events, we will adjust our discretionary uses of cash accordingly. We believe, however, that we will continue to have sufficient cash flow to cover our capital needs, as well as required debt payments and dividends to shareholders. Furthermore, we believe that even with lower wholesale energy prices and lower demand from mining customers, we will have sufficient excess cash flow to continue to make annual discretionary debt reductions or lease debt investments at TEP in the range of $30 million. TEP's $100 million Revolving Credit Facility provides us with another major source of liquidity. TEP has borrowed under this facility only one time for a period of approximately one month during the past four years. At March 31, 2002, there were no outstanding borrowings under this facility. If TEP encountered temporary cash needs during the course of the year, it would borrow from this Revolving Credit Facility.

     The Revolving Credit Facility is part of TEP's Bank Credit Agreement, which matures on December 30, 2002. The Credit Agreement also includes a $341 million Letter of Credit Facility (LOC) which supports $329 million of tax-exempt variable rate bonds. If TEP fails to extend or replace the LOCs or to otherwise refinance the bonds prior to the expiration date, the bonds would be subject to mandatory redemption. Therefore, the $329 million in bonds have been classified as current liabilities on our balance sheet as of March 31, 2002 and December 31, 2001. TEP has commenced negotiations with its banks and believes that it will be able to negotiate a new credit agreement prior to the maturity of its existing Credit Agreement. At that time, the $329 million in tax-exempt variable rate bonds will be classified as Long-Term Debt. See Investing and Financing Activities - TEP Bank Credit Agreement, below.

     There have been no significant changes in our contractual obligations or other commercial commitments from those reported in our 2001 Annual Report on Form 10-K.

     CASH FLOWS

     UniSource Energy
     ----------------

     Consolidated cash and cash equivalents decreased from the March 31, 2001 balance of $144 million to $92 million at March 31, 2002. For the twelve-month period ended March 31, 2002, net cash outflows for investing and financing activities exceeded the cash generated from operating activities.

     Net cash flows from operating activities decreased by $39 million in the first quarter 2002 compared with the same period in 2001. The net decrease resulted primarily from the following factors:

   - $44 million decrease in cash receipts from sales to wholesale and retail customers, net of fuel and purchased power costs paid; and
   - $2 million decrease in interest received due to lower interest rates on temporary investments; offset by
   - $8 million decrease in capital lease interest paid as a result of scheduled changes in Springerville lease payments.

     Net cash used for investing activities totaled $128 million in the first quarter of 2002, compared with $49 million during the same period in 2001. TEP spent $101 million to purchase and hold outstanding Springerville lease debt in January 2002. See Investment in Springerville Lease Debt and Equity, below. Capital expenditures were $12 million higher in the first quarter of 2001 than in 2002 primarily due to UED's purchase of a 20 MW gas turbine, which was placed in-service in June 2001.

     Net cash used for financing activities in the first quarter 2002 totaled $17 million, compared with $18 million in the first quarter 2001. In 2002, UniSource Energy paid approximately $4 million in dividends, a 25% increase from 2001.

     UniSource Energy's consolidated cash balance, including cash equivalents, at May 3, 2002 was approximately $66 million. We invest cash balances in high-grade money market securities with an emphasis on preserving the principal amounts invested.

     TEP
     ---

     Cash and cash equivalents decreased from the March 31, 2001 balance of $97 million to $41 million at March 31, 2002. For the twelve-month period ended March 31, 2002, net cash outflows for investing and financing activities exceeded the cash generated from operating activities.

     The reasons for the changes in TEP's statement of cash flows are incorporated above in the analysis of the changes in UniSource Energy's consolidated cash flows.

     TEP's consolidated cash balance, including cash equivalents, at May 3, 2002 was approximately $28 million.


INVESTING AND FINANCING ACTIVITIES
----------------------------------

  UNISOURCE ENERGY

     During the next 12 months, UniSource Energy expects to use cash to fund investments in Millennium and UED's unregulated energy businesses and to pay dividends to shareholders. We expect our sources of cash to be dividends from our subsidiaries, primarily TEP. Although no specific offerings are currently contemplated, UniSource Energy may also seek to issue debt and/or equity securities from time to time. If available cash falls short of expectations, we would reevaluate the investment requirements of Millennium's unregulated energy businesses and/or seek additional financing for, or investments in, those businesses by unrelated parties.

  TEP

     TEP's capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt and capital lease obligations.

     Capital Expenditures
     --------------------

     TEP's capital expenditures for the three months ended March 31, 2002 were $24 million. TEP's forecast for capital expenditures for the year ending December 31, 2002 is approximately $124 million. These expenditures include costs for TEP to comply with current federal and state environmental regulations. Actual construction expenditures may differ from these estimates due to changes in business conditions, construction schedules, environmental requirements and changes to our business arising from retail competition. TEP plans to fund these expenditures through internally-generated cash flow.

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

     The estimated expenditures listed above do not include any amounts for the potential expansion of the Springerville Generating Station.
Springerville generation expenditures are expected to be made by UED. See Investing and Financing Activities - UED, below.

     TEP Bank Credit Agreement
     -------------------------

     TEP has a $441 million Credit Agreement with a number of banks which matures on December 30, 2002. The agreement consists of a $100 million Revolving Credit Facility and a $341 million Letter of Credit Facility.
The Revolving Credit Facility is used to provide liquidity for general corporate purposes. The Letter of Credit Facility supports $329 million aggregate principal amount of tax-exempt variable rate debt. The facilities are secured by $441 million in aggregate principal amount of Second Mortgage Bonds. The Credit Agreement contains a number of restrictive covenants including restrictions on additional indebtedness, liens, sale of assets or mergers and sale-leasebacks. The Credit Agreement also contains several financial covenants including (a) a minimum Consolidated Tangible Net Worth equal to the sum of $133 million plus 40% of cumulative Consolidated Net Income since January 1, 1997, (b) a minimum Cash Coverage Ratio of 1.55 in 2002, and (c) a maximum Leverage Ratio of
6.20 in 2002. As of March 31, 2002, TEP was in compliance with these financial covenants.

     As of March 31, 2002 and as of May 3, 2002, TEP had no borrowings outstanding under its $100 million Revolving Credit Facility.

     TEP intends to enter into a new credit agreement prior to the maturity of its existing Credit Agreement, in a structure substantially similar to its existing facilities. TEP has filed an application with the ACC for authority to refinance its Credit Agreement. We cannot, however, predict the terms and the pricing that will be available at this time. The $329 million in aggregate principal amount of tax-exempt variable rate debt that is supported by the Letter of Credit Facility has been classified as Current Maturities of Long-Term Debt on TEP's Balance Sheet for the period ended March 31, 2002 because the Letter of Credit Facility matures on December 30, 2002. Once a longer term Letter of Credit Facility has been completed, the bonds will be classified as Long-Term Debt.

     Investment in Springerville Lease Debt and Equity
     -------------------------------------------------

     In December 2001, TEP purchased a 13% ownership interest in the Springerville Coal Handling Facilities Leases for $13 million. In January 2002, TEP purchased all $96 million of the capital lease debt related to these leases. In a related transaction, in March 2002, TEP canceled that portion of the leases related to its equity interest, as it held both the ownership interest and the debt. The residual value in the leased asset is carried at cost.

  MILLENNIUM

     Millennium's significant investments, commitments and investment proceeds for the quarter ended March 31, 2002 are discussed below.

     Investments in Energy Technologies
     ----------------------------------

     During the first quarter of 2002, Millennium reallocated a previous $10 million line of credit commitment from MicroSat to Global Solar and IPS. We refer to these companies and ITN as our Energy Technology Investments. First quarter advances to our Energy Technology Investments totaled $3.6 million.

     On April 3, 2002, Millennium signed a letter agreement that will facilitate a change in the ownership structure of the Energy Technology Investments to better align our ownership interest in these investments with Millennium's business plans. Millennium will retain its preferred shareholder and distribution status. We expect this change in ownership to occur in 2002. Under the letter agreement, Millennium will:

   - increase its ownership of Global Solar from 67% to 81%;
   - increase its ownership of IPS from 67% to 70%;
   - decrease its ownership of MicroSat from 49% to 35%;
   - decrease its ownership of ITN from 49% to 19%; and
   - provide additional capital contributions under the agreement, of up to $2.7 million, primarily to fund research and development activities at ITN.

     Millennium expects to provide additional funding of between $11 million and $21 million to its Energy Technology Investments in the last three quarters of 2002. A significant portion of the funding under these agreements will be utilized for research and development purposes and other administrative costs. As these funds are expended for these purposes, we will recognize expense. Additional investment commitments may be made to these technology investments depending on their funding requirements and business outlook.
In addition, Millennium is seeking external investors for the Energy
Technology Investment companies.

     As of March 31, 2002, Millennium had approximately $43 million invested in these Energy Technology Investments. If management determines that any of these entities are not viable, we would take the appropriate write-offs.

     Other Investments and Commitments
     ---------------------------------

     Millennium has a $15 million capital commitment to a limited partnership that funds energy-related investments. As of March 31, 2002, Millennium had funded $6 million of this commitment. The remaining $9 million is expected to be funded within the next three years. A member of the UniSource Energy Board of Directors has a minor investment in the limited partnership.

     Millennium has a $5 million capital commitment to a venture capital fund that will focus on information technology, optics and biotechnology, primarily within the retail service territory of TEP. A member of the UniSource Energy Board of Directors owns the company that manages the fund. At March 31, 2002, Millennium had funded approximately $1 million of this commitment. Millennium expects to fund approximately $1 million in 2002.

     Millennium owns a controlling 50.5% interest in Powertrusion
International, Inc., a manufacturer of lightweight composite utility poles. Millennium is currently evaluating whether it will contribute an additional $2 million in contingent consideration, which would be required by August 2002 for Millennium to maintain its controlling interest.

     On April 1, 2002, Millennium invested $2 million in a start-up company established to market energy-related products, bringing Millennium's total investment to $3 million.

  UED

     UED is responsible as project developer for facilitating the expansion of Springerville Units 3 and 4. See Future Generating Resources above. We expect to provide between $15 million and $100 million in funding to UED during 2002. Our funding to UED will depend upon the timing of the financial close of the project and UED's ultimate ownership percentage of the project. Total construction costs for this project are expected to range from $900 million to $1 billion from 2002 to 2006, and total project costs, which include construction costs, various development costs and interest during construction, are expected to exceed $1.4 billion. We can make no assurances, however, about the ultimate timing, or whether we will proceed with this project.


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

     4. Supply and demand conditions in wholesale energy markets, including volatility in market prices and illiquidity in markets, which are affected by a variety of factors. These factors include the availability of generating capacity in the western U.S., including hydroelectric resources, weather, natural gas prices, the extent of utility restructuring in various states, transmission constraints, environmental restrictions and cost of compliance, and FERC regulation of wholesale energy markets.

     5. The creditworthiness of the entities to which TEP sells capacity and energy.

     6. Changes affecting TEP's cost of providing electrical service including changes in fuel costs, generating unit operating performance, scheduled and unscheduled plant outages, interest rates, tax laws, environmental laws, and the general rate of inflation.

     7. Changes in governmental policies and regulatory actions with respect to financing and rate structures.

     8. Changes affecting the cost of competing energy alternatives, including changes in available generating technologies and changes in the cost of natural gas.

     9. Changes in accounting principles or the application of such principles to UniSource Energy or TEP.

    10. Market conditions and technological changes affecting UniSource Energy's unregulated businesses.


ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

     The information contained in this Item updates, and should be read in conjunction with, information included in Part II, Item 7A in UniSource Energy and TEP's Annual Report on Form 10-K for the year ended December 31, 2001, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Items 1 and 2 of this Form 10-Q.

     See Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting Results of
Operations, Market Risks.

                        PART II - OTHER INFORMATION


ITEM 1. - LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

  LITIGATION RELATED TO ACC ORDERS AND RETAIL COMPETITION

     See Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments in the Arizona Regulatory Environment.

  SPRINGERVILLE GENERATING STATION COMPLAINT

     See Note 7 of Notes to Condensed Consolidated Financial Statements - Commitments and Contingencies, TEP Contingencies.


ITEM 5. - OTHER INFORMATION
--------------------------------------------------------------------------------

  ADDITIONAL FINANCIAL DATA

     The following table reflects the ratio of earnings to fixed charges for TEP:

                                      3 Months Ended      12 Months Ended
                                         March 31,            March 31,
                                           2002                 2002
                                      --------------      ---------------
  Ratio of Earnings to Fixed Charges       .96  *             1.57

* The Ratio of Earnings to Fixed Charges for the 3 months ended March 31, 2002 is less than one-to-one coverage as a result of the seasonal nature of TEP's business. In the first quarter of 2002, TEP incurred a net loss of $1.93 million, of which $1.46 million represents the amount of the deficiency needed to attain a one-to-one coverage.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)  Exhibits.

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


                                          UNISOURCE ENERGY CORPORATION
                                          ------------------------------
                                                (Registrant)


Date:  May 9, 2002                         /s/  Kevin Larson
                                          ------------------------------
                                                Kevin Larson
                                           Vice President and Principal
                                                Financial Officer



                                          TUCSON ELECTRIC POWER COMPANY
                                          ------------------------------
                                               (Registrant)


Date:  May 9, 2002                         /s/  Kevin Larson
                                          ------------------------------
                                                Kevin Larson
                                           Vice President and Principal
                                                Financial Officer

                               EXHIBIT INDEX

     12 - Computation of Ratio of Earnings to Fixed Charges - TEP. 15 - Letter regarding unaudited interim financial information.