Form 10-Q
period 2002-06-30
UNISOURCE ENERGY CORP; TUCSON ELECTRIC POWER CO
filed 2002-08-09
CIK 941138, 100122

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

  (Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended June 30, 2002

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

      At August 5, 2002, 33,569,850 shares of UniSource Energy Corporation's Common Stock, no par value (the only class of Common Stock) were outstanding.

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

PART I  - FINANCIAL INFORMATION

Item 1. - Financial Statements
  UniSource Energy Corporation
    Comparative Condensed Consolidated Statements of Income.................2
    Comparative Condensed Consolidated Statements of Cash Flows.............3
    Comparative Condensed Consolidated Balance Sheets.......................4
    Condensed Consolidated Statement of Changes in Stockholders' Equity.....5
  Tucson Electric Power Company
    Comparative Condensed Consolidated Statements of Income.................6
    Comparative Condensed Consolidated Statements of Cash Flows.............7
    Comparative Condensed Consolidated Balance Sheets.......................8
    Condensed Consolidated Statement of Changes in Stockholders' Equity.....9
  Notes to Condensed Consolidated Financial Statements
  Note 1.  Basis of Accounting Presentation................................10
  Note 2.  Regulatory Accounting...........................................10
  Note 3.  Accounting for Derivative Instruments and Hedging Activities....10
  Note 4.  Millennium Energy Businesses....................................11
  Note 5.  Business Segments...............................................12
  Note 6.  Springerville Coal Handling Facilities Leases...................13
  Note 7.  Commitments and Contingencies...................................13
  Note 8.  Wholesale Accounts Receivable and Allowances....................14
  Note 9.  Income Taxes....................................................14
  Note 10. UniSource Energy Earnings Per Share (EPS).......................15
  Note 11. Change in Depreciable Asset Lives...............................15
  Note 12. Significant Subsequent Events...................................16
  Note 13. New Accounting Pronouncements...................................16
  Note 14. Review by Independent Accountants...............................16

Item 2.  - Management's Discussion and Analysis of Financial Condition
    and Results of Operations
  Overview.................................................................17
  Factors Affecting Results of Operations
    Competition............................................................18
    Industry Restructuring.................................................19
    Western Energy Markets.................................................20
    Market Risks...........................................................22
    Future Generating Resources............................................24
  Critical Accounting Policies.............................................25
  Results of Operations....................................................27
  Results of Millennium Energy Businesses..................................31
  Results of UED...........................................................31
  Dividends on Common Stock................................................31

                             TABLE OF CONTENTS
                                (concluded)

  Liquidity and Capital Resources
    Overall Liquidity......................................................32
    Cash Flows
      UniSource Energy.....................................................33
      TEP..................................................................33
  Investing and Financing Activities
      UniSource Energy.....................................................34
      TEP..................................................................34
      Millennium...........................................................35
      UED..................................................................36
  Safe Harbor for Forward-Looking Statements...............................36

Item 3. - Quantitative and Qualitative Disclosures About Market Risk.......37

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings................................................38
Item 4. - Submission of Matters to a Vote of Security Holders..............38
Item 5. - Other Information
    Additional Financial Data..............................................39
Item 6. - Exhibits and Reports on Form 8-K.................................39
Signature Page.............................................................40
Exhibit Index..............................................................41

                                  DEFINITIONS

The abbreviations and acronyms used in the 2002 Second Quarter Form 10-Q are defined below:
--------------------------------------------------------------------------------

ACC..........................  Arizona Corporation Commission.
ACC Holding Company Order....  The order approved by the ACC in November 1997 allowing TEP to form a holding company.
AISA.........................  Arizona Independent Scheduling Administrator,
                                 a temporary organization required by the ACC
                                 Retail Electric Competition Rules.
Capacity.....................  The ability to produce power; the most power a unit can produce or the maximum that can
                                 be taken under a contract; measured in MWs.
CISO.........................  California Independent System Operator.
Common Stock.................  UniSource Energy's common stock, without par value.
Company or UniSource Energy..  UniSource Energy Corporation.
Cooling Degree Days..........  An index used to measure the impact of weather on energy usage calculated by subtracting 75
                                 from the average of the high and low daily
                                 temperatures.
CPX..........................  California Power Exchange.
Credit Agreement.............  Credit Agreement between TEP and a syndicate of banks, dated as of December 30, 1997.
Desert STAR..................  The ISO formed in the southwestern U.S., in which TEP is a participant.
Emission Allowance(s)........  An EPA-issued allowance which permits emission of one ton of sulfur dioxide.
                                 These allowances can be bought or sold.
Energy.......................  The amount of power produced over a given period of time; measured in MWh.
EPA..........................  The Environmental Protection Agency.
ESP..........................  Energy Service Provider.
FAS 71.......................  Statement of Financial Accounting Standards
                                 No. 71: Accounting for the Effects of
                                 Certain Types of Regulation.
FAS 133......................  Statement of Financial Accounting Standards
                                 No. 133: Accounting for Derivative
                                 Instruments and Hedging Activities.
FERC.........................  Federal Energy Regulatory Commission.
GAAP.........................  Generally Accepted Accounting Principles.
GES..........................  Global Energy Solutions, Inc., a subsidiary owned 67% by Millennium, which owns 100% of
                                 Global Solar and Infinite Power Solutions.
                                 As a result of a letter agreement signed
                                 April 3, 2002, GES will be dissolved.
Global Solar.................  Global Solar Energy, Inc., a wholly-owned subsidiary of GES, which develops and
                                 manufactures thin-film photovoltaic cells.
                                 As a result of a letter agreement signed
                                 April 3, 2002, Global Solar will become an
                                 81% owned subsidiary of Millennium.
IPS..........................  Infinite Power Solutions, Inc., a wholly-owned subsidiary of GES, which develops thin-film
                                 batteries.  As result of a letter agreement
                                 signed April 3, 2002, Global Solar will become an 81% owned subsidiary of Millennium.
IRS..........................  Internal Revenue Service.
ISO..........................  Independent System Operator.
ITN..........................  ITN Energy Systems, Inc., a company owned 49%
                                 by Millennium, which was formed to provide
                                 research, development, and other services.
                                 As a result of a letter agreement signed
                                 April 3, 2002, the ownership percentage may
                                 decrease to 19% in the future.
Irvington....................  Irvington Generating Station.
kWh..........................  Kilowatt-hour(s).
MEG..........................  Millennium Environmental Group, Inc., a wholly-
                                 owned subsidiary of Millennium, which manages and trades emission allowances, coal, and related financial instruments.
MicroSat.....................  MicroSat Systems, Inc., a company owned 49% by
                                 Millennium, which was formed to develop and
                                 commercialize small-scale satellites.  As a
                                 result of a letter agreement signed April 3,
                                 2002, the ownership percentage may decrease
                                 to 35% in the future.
Millennium...................  Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UniSource Energy.
MW...........................  Megawatt(s).
MWh..........................  Megawatt-hour(s).

                                  DEFINITIONS
                                  (concluded)

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

               Report of Independent Accountants


To the Board of Directors and Stockholders of UniSource Energy Corporation and to the Board of Directors and Stockholder of Tucson Electric Power Company

We have reviewed the accompanying condensed consolidated balance sheets of UniSource Energy Corporation and its subsidiaries (the Company) and of Tucson Electric Power Company and its subsidiaries (TEP) as of June 30, 2002, and the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 30, 2002 and 2001 and the condensed consolidated statements of stockholders' equity for the six-month period ended June 30, 2002, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets and statements of capitalization of the Company and of TEP as of December 31, 2001, and the related consolidated statements of income, of changes in stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 1, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PricewaterhouseCoopers LLP
Los Angeles, California
August 2, 2002

                        PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
----------------------------------------------------------------------------
UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                      Three Months Ended
                                                            June 30,
                                                        2002        2001
                                                          (Unaudited)
---------------------------------------------------------------------------
                                                   - Thousands of Dollars -
Operating Revenues
 Electric Retail Revenues                             $174,800    $171,667
 Electric Wholesale Revenues                            58,412     226,206
 Net Unrealized Gain(Loss)on Trading Activities           (258)      4,477
 Other Revenues                                          3,421       4,265
---------------------------------------------------------------------------
    Total Operating Revenues                           236,375     406,615
---------------------------------------------------------------------------

Operating Expenses
 Fuel                                                   58,196      65,142
 Purchased Power                                        31,266     179,609
 Other Operations and Maintenance                       45,346      52,022
 Depreciation and Amortization                          31,518      29,352
 Amortization of Transition Recovery Asset               6,639       5,491
 Taxes Other Than Income Taxes                          11,439      11,963
---------------------------------------------------------------------------
    Total Operating Expenses                           184,404     343,579
---------------------------------------------------------------------------
      Operating Income                                  51,971      63,036
---------------------------------------------------------------------------

Other Income (Deductions)
 Interest Income                                         4,926       3,812
 Other Income (Deductions)                                 127      (2,676)
---------------------------------------------------------------------------
    Total Other Income (Deductions)                      5,053       1,136
---------------------------------------------------------------------------

Interest Expense
 Long-Term Debt                                         14,291      15,904
 Interest on Capital Leases                             21,668      22,682
 Other Interest Expense                                  2,227       1,660
---------------------------------------------------------------------------
    Total Interest Expense                              38,186      40,246
---------------------------------------------------------------------------

Income Before Income Taxes and Cumulative Effect of
 Accounting Change                                      18,838      23,926
  Income Tax Expense                                     6,950      10,672
---------------------------------------------------------------------------

Income Before Cumulative Effect of Accounting Change    11,888      13,254
Cumulative Effect of Accounting Change - Net of Tax          -           -
---------------------------------------------------------------------------

Net Income                                            $ 11,888    $ 13,254
===========================================================================

Average Shares of Common Stock Outstanding (000)        33,684      33,342
===========================================================================

Basic Earnings per Share
 Income Before Cumulative Effect of Accounting Change    $0.35       $0.40
 Cumulative Effect of Accounting Change - Net of Tax         -           -
 Net Income                                              $0.35       $0.40
===========================================================================

Diluted Earnings per Share
 Income Before Cumulative Effect of Accounting Change    $0.35       $0.39
 Cumulative Effect of Accounting Change - Net of Tax         -           -
 Net Income                                              $0.35       $0.39
===========================================================================

Dividends Paid per Share                                $0.125       $0.10
===========================================================================

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                        Six Months Ended
                                                            June 30,
                                                        2002        2001
                                                          (Unaudited)
---------------------------------------------------------------------------
                                                   - Thousands of Dollars -
Operating Revenues
 Electric Retail Revenues                             $306,632    $306,344
 Electric Wholesale Revenues                           103,030     369,893
 Net Unrealized Gain(Loss)on Trading Activities            763       7,169
 Other Revenues                                          6,217       6,874
---------------------------------------------------------------------------
    Total Operating Revenues                           416,642     690,280
---------------------------------------------------------------------------

Operating Expenses
 Fuel                                                  106,515     136,093
 Purchased Power                                        41,808     225,981
 Other Operations and Maintenance                       94,222     104,625
 Depreciation and Amortization                          64,968      58,050
 Amortization of Transition Recovery Asset               9,521       7,837
 Taxes Other Than Income Taxes                          22,951      23,836
---------------------------------------------------------------------------
    Total Operating Expenses                           339,985     556,422
---------------------------------------------------------------------------
      Operating Income                                  76,657     133,858
---------------------------------------------------------------------------

Other Income (Deductions)
 Interest Income                                         9,682       7,727
 Other Income (Deductions)                                 322      (3,860)
---------------------------------------------------------------------------
    Total Other Income (Deductions)                     10,004       3,867
---------------------------------------------------------------------------

Interest Expense
 Long-Term Debt                                         28,424      31,676
 Interest on Capital Leases                             43,873      45,388
 Other Interest Expense                                  4,336       3,124
---------------------------------------------------------------------------
    Total Interest Expense                              76,633      80,188
---------------------------------------------------------------------------

Income Before Income Taxes and Cumulative Effect of
 Accounting Change                                      10,028      57,537
  Income Tax Expense                                     4,454      25,488
---------------------------------------------------------------------------

Income Before Cumulative Effect of Accounting Change     5,574      32,049
Cumulative Effect of Accounting Change - Net of Tax          -         470
---------------------------------------------------------------------------

Net Income                                            $  5,574    $ 32,519
===========================================================================

Average Shares of Common Stock Outstanding (000)        33,651      33,304
===========================================================================

Basic Earnings per Share
 Income Before Cumulative Effect of Accounting Change    $0.17       $0.97
 Cumulative Effect of Accounting Change - Net of Tax         -       $0.01
 Net Income                                              $0.17       $0.98
===========================================================================

Diluted Earnings per Share
 Income Before Cumulative Effect of Accounting Change    $0.16       $0.94
 Cumulative Effect of Accounting Change - Net of Tax         -       $0.01
 Net Income                                              $0.16       $0.95
===========================================================================

Dividends Paid per Share                                 $0.25       $0.20
===========================================================================

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Six Months Ended
                                                           June 30,
                                                        2002        2001
                                                          (Unaudited)
---------------------------------------------------------------------------
                                                   - Thousands of Dollars -
Cash Flows from Operating Activities
  Cash Receipts from Electric Retail Sales            $317,195    $321,752
  Cash Receipts from Electric Wholesale Sales          137,930     355,693
  Interest Received                                      3,535       7,819
  Other Cash Receipts                                   36,297       9,378
  Fuel Costs Paid                                      (96,853)   (143,176)
  Purchased Power Costs Paid                           (78,388)   (181,888)
  Wages Paid, Net of Amounts Capitalized               (41,289)    (36,876)
  Payment of Other Operations and Maintenance Costs    (65,344)    (71,987)
  Capital Lease Interest Paid                          (66,013)    (42,474)
  Taxes Paid, Net of Amounts Capitalized               (51,184)    (51,233)
  Interest Paid, Net of Amounts Capitalized            (30,437)    (33,145)
  Income Taxes Paid                                    (10,569)    (15,175)
  Other Cash Payments                                  (24,149)          -
  Other                                                 (7,486)     (4,233)
---------------------------------------------------------------------------
    Net Cash Flows - Operating Activities               23,245     114,455
---------------------------------------------------------------------------
Cash Flows from Investing Activities
  Capital Expenditures                                 (52,681)    (70,310)
  Investments in and Loans to Equity Investees          (7,423)    (14,333)
  Proceeds from the Sale of Real Estate                      -       6,580
  Purchase of Springerville Lease Debt and Equity     (104,368)          -
  Other                                                  4,966      (2,351)
---------------------------------------------------------------------------
    Net Cash Flows - Investing Activities             (159,506)    (80,414)
---------------------------------------------------------------------------
Cash Flows from Financing Activities
  Payments to Retire Long-Term Debt                     (1,225)     (1,225)
  Payments to Retire Capital Lease Obligations         (18,230)    (14,542)
  Common Stock Dividends Paid                           (8,400)     (6,669)
  Other                                                  2,007       4,603
---------------------------------------------------------------------------
    Net Cash Flows - Financing Activities              (25,848)    (17,833)
---------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents  (162,109)     16,208
Cash and Cash Equivalents, Beginning of Year           228,154     163,004
---------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period              $ 66,045    $179,212
===========================================================================

SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION
---------------------------------------------------------------------------
Net Income                                            $  5,574    $ 32,519
Adjustments to Reconcile Net Income to Net Cash Flows
  Depreciation and Amortization Expense                 64,968      58,050
  Amortization of Transition Recovery Asset              9,521       7,837
  Net Unrealized Gain on Trading Activities               (763)     (7,639)
  Amortization of Deferred Debt-Related Costs included
   in Interest Expense                                     967       1,007
  Deferred Income Taxes                                 (2,364)      9,660
  Losses of Unconsolidated Affiliates                    1,393       5,158
  Other                                                 (7,701)       (345)
  Changes in Assets and Liabilities which Provided
   (Used) Cash Exclusive of Changes Shown Separately
    Accounts Receivable                                 11,976     (19,151)
    Materials and Fuel                                    (755)        802
    Accounts Payable                                   (20,933)     31,422
    Interest Accrued                                   (22,165)      2,566
    Taxes Accrued                                       (3,466)     (1,137)
    Other Current Assets                               (12,891)     (5,563)
    Other Current Liabilities                            1,508      (5,348)
    Other Deferred Assets                               (5,410)     (1,153)
    Other Deferred Liabilities                           3,786       5,770
---------------------------------------------------------------------------
Net Cash Flows - Operating Activities                 $ 23,245    $114,455
===========================================================================

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     June 30,   December 31,
                                                       2002         2001
                                                   (Unaudited)
---------------------------------------------------------------------------
ASSETS                                             - Thousands of Dollars -
Utility Plant
  Plant in Service                                  $2,536,413  $2,498,046
  Utility Plant Under Capital Leases                   747,095     741,446
  Construction Work in Progress                         67,621      70,992
---------------------------------------------------------------------------
    Total Utility Plant                              3,351,129   3,310,484
  Less Accumulated Depreciation and Amortization    (1,310,869) (1,270,089)
  Less Accumulated Depreciation of Capital Lease
   Assets                                             (377,316)   (362,724)
---------------------------------------------------------------------------
    Total Utility Plant - Net                        1,662,944   1,677,671
---------------------------------------------------------------------------

Investments and Other Property                         273,420     182,747
---------------------------------------------------------------------------

Current Assets
  Cash and Cash Equivalents                             66,045     228,154
  Accounts Receivable - Net                            107,670     119,646
  Materials and Fuel                                    47,815      45,052
  Deferred Income Taxes - Current                        5,668      11,165
  Current Regulatory Assets                             12,672           -
  Other                                                 44,013      30,891
---------------------------------------------------------------------------
    Total Current Assets                               283,883     434,908
---------------------------------------------------------------------------

Regulatory and Other Assets
  Transition Recovery Asset                            322,152     331,674
  Income Taxes Recoverable Through Future Revenues      60,417      64,239
  Other Regulatory Assets                                9,932       9,072
  Other Assets                                          40,014      35,014
--------------------------------------------------------------- -----------
    Total Regulatory and Other Assets                  432,515     439,999
---------------------------------------------------------------------------
Total Assets                                        $2,652,762  $2,735,325
===========================================================================

CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock Equity                               $  422,825  $  424,722
  Capital Lease Obligations                            805,389     853,793
  Long-Term Debt                                       801,094     802,804
---------------------------------------------------------------------------
    Total Capitalization                             2,029,308   2,081,319
---------------------------------------------------------------------------

Current Liabilities
  Current Obligations Under Capital Leases              40,111      20,158
  Current Maturities of Long-Term Debt                 330,352     330,424
  Accounts Payable                                      63,025      84,011
  Interest Accrued                                      20,736      53,300
  Taxes Accrued                                         34,435      25,904
  Accrued Employee Expenses                             11,462      13,577
  Other                                                 35,262      16,105
---------------------------------------------------------------------------
    Total Current Liabilities                          535,383     543,479
---------------------------------------------------------------------------

Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    31,824      43,507
  Other                                                 56,247      67,020
---------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities        88,071     110,527
---------------------------------------------------------------------------

Commitments and Contingencies (Note 7)
---------------------------------------------------------------------------

Total Capitalization and Other Liabilities          $2,652,762  $2,735,325
===========================================================================

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     Accumulated
                         Common          Accumulated    Other         Total
                         Shares   Common  Earnings  Comprehensive Stockholders'
                      Outstanding* Stock  (Deficit)     Income       Equity
-------------------------------------------------------------------------------
                                           (Unaudited)
                                        - In Thousands -

Balances at
 December 31, 2001       33,502  $660,123 $(235,401)  $       -      $424,722
-------------------------------------------------------------------------------
Comprehensive Income:
  2002 Year-to-Date Net
   Income                     -         -     5,574           -         5,574
                                                                      ---------
Total Comprehensive
  Income                                                                5,574
                                                                    -----------

  Shares Issued under
   Stock Compensation
   Plans                      7        66         -           -            66
  Shares Distributed by
   Deferred Compensation
   Trust                      2        35         -           -            35
  Shares Issued for
   Stock Options             57       828         -           -           828
  Dividend Declared           -         -    (8,400)          -        (8,400)
-------------------------------------------------------------------------------

Balances at
 June 30, 2002           33,568  $661,052 $(238,227)  $       -      $422,825
===============================================================================

*UniSource Energy has 75 million authorized shares of common stock.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                       Three Months Ended
                                                            June 30,
                                                       2002        2001
                                                          (Unaudited)
---------------------------------------------------------------------------
                                                    - Thousands of Dollars -
Operating Revenues
 Electric Retail Revenues                             $174,800    $171,667
 Electric Wholesale Revenues                            58,412     226,206
 Net Unrealized Gain (Loss) on Forward Electric Sales
  and Purchases                                            (95)      4,477
 Other Revenues                                          2,417       1,677
---------------------------------------------------------------------------
    Total Operating Revenues                           235,534     404,027
---------------------------------------------------------------------------

Operating Expenses
 Fuel                                                   58,196      65,142
 Purchased Power                                        31,266     179,609
 Other Operations and Maintenance                       39,625      46,749
 Depreciation and Amortization                          30,489      28,465
 Amortization of Transition Recovery Asset               6,639       5,491
 Taxes Other Than Income Taxes                          11,156      11,696
---------------------------------------------------------------------------
    Total Operating Expenses                           177,371     337,152
---------------------------------------------------------------------------
      Operating Income                                  58,163      66,875
---------------------------------------------------------------------------

Other Income
 Interest Income                                         4,746       3,076
 Interest Income - Note Receivable from UniSource
  Energy                                                 2,325       2,327
 Other Income                                              763       1,598
---------------------------------------------------------------------------
    Total Other Income                                   7,834       7,001
---------------------------------------------------------------------------

Interest Expense
 Long-Term Debt                                         14,291      15,904
 Interest on Capital Leases                             21,650      22,668
 Other Interest Expense                                  1,992       1,661
---------------------------------------------------------------------------
    Total Interest Expense                              37,933      40,233
---------------------------------------------------------------------------

Income Before Income Taxes and Cumulative Effect
 of Accounting Change                                   28,064      33,643
  Income Tax Expense                                    10,597      14,739
---------------------------------------------------------------------------

Income Before Cumulative Effect of Accounting Change    17,467      18,904
Cumulative Effect of Accounting Change - Net of Tax          -           -
---------------------------------------------------------------------------

Net Income                                            $ 17,467    $ 18,904
===========================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                         Six Months Ended
                                                            June 30,
                                                        2002        2001
                                                          (Unaudited)
---------------------------------------------------------------------------
                                                   - Thousands of Dollars -
Operating Revenues
 Electric Retail Revenues                             $306,632    $306,344
 Electric Wholesale Revenues                           103,030     369,893
 Net Unrealized Gain (Loss) on Forward Electric Sales
  and Purchases                                            722       7,169
 Other Revenues                                          3,799       2,421
---------------------------------------------------------------------------
    Total Operating Revenues                           414,183     685,827
---------------------------------------------------------------------------

Operating Expenses
 Fuel                                                  106,515     136,093
 Purchased Power                                        41,808     225,981
 Other Operations and Maintenance                       83,893      94,002
 Depreciation and Amortization                          62,845      56,945
 Amortization of Transition Recovery Asset               9,521       7,837
 Taxes Other Than Income Taxes                          22,268      23,219
---------------------------------------------------------------------------
    Total Operating Expenses                           326,850     544,077
---------------------------------------------------------------------------
      Operating Income                                  87,333     141,750
---------------------------------------------------------------------------

Other Income
 Interest Income                                         9,229       5,849
 Interest Income - Note Receivable from UniSource
  Energy                                                 4,626       4,627
 Other Income                                            1,514       1,915
---------------------------------------------------------------------------
    Total Other Income                                  15,369      12,391
---------------------------------------------------------------------------

Interest Expense
 Long-Term Debt                                         28,424      31,676
 Interest on Capital Leases                             43,841      45,360
 Other Interest Expense                                  3,925       3,124
---------------------------------------------------------------------------
    Total Interest Expense                              76,190      80,160
---------------------------------------------------------------------------

Income Before Income Taxes and Cumulative Effect
 of Accounting Change                                   26,512      73,981
  Income Tax Expense                                    10,975      32,036
---------------------------------------------------------------------------

Income Before Cumulative Effect of Accounting Change    15,537      41,945
Cumulative Effect of Accounting Change - Net of Tax          -         470
---------------------------------------------------------------------------

Net Income                                            $ 15,537    $ 42,415
===========================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                            June 30,
                                                         2002       2001
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                   - Thousands of Dollars -
Cash Flows from Operating Activities
  Cash Receipts from Electric Retail Sales            $317,195    $321,752
  Cash Receipts from Electric Wholesale Sales          137,930     355,693
  Interest Received                                      3,091       5,849
  Fuel Costs Paid                                      (96,853)   (143,176)
  Purchased Power Costs Paid                           (78,388)   (181,888)
  Wages Paid, Net of Amounts Capitalized               (32,719)    (32,853)
  Payment of Other Operations and Maintenance Costs    (55,219)    (56,458)
  Capital Lease Interest Paid                          (65,974)    (42,450)
  Taxes Paid, Net of Amounts Capitalized               (48,795)    (49,741)
  Interest Paid, Net of Amounts Capitalized            (30,423)    (33,145)
  Income Taxes Paid                                    (10,459)    (15,175)
  Other                                                     72          90
---------------------------------------------------------------------------
    Net Cash Flows - Operating Activities               39,458     128,498
---------------------------------------------------------------------------
Cash Flows from Investing Activities
  Capital Expenditures                                 (47,419)    (55,779)
  Proceeds from the Sale of Real Estate                      -       6,580
  Purchase of Springerville Lease Debt and Equity     (104,368)          -
  Other                                                  2,159      (3,407)
---------------------------------------------------------------------------
    Net Cash Flows - Investing Activities             (149,628)    (52,606)
---------------------------------------------------------------------------
Cash Flows from Financing Activities
  Payments to Retire Long-Term Debt                     (1,225)     (1,225)
  Payments to Retire Capital Lease Obligations         (18,066)    (14,482)
  Other                                                  1,442       2,049
---------------------------------------------------------------------------
    Net Cash Flows - Financing Activities              (17,849)    (13,658)
---------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents  (128,019)     62,234
Cash and Cash Equivalents, Beginning of Year           159,680      88,712
---------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period              $ 31,661    $150,946
==========================================================================

SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION
---------------------------------------------------------------------------
Net Income                                            $ 15,537    $ 42,415
Adjustments to Reconcile Net Income to Net
 Cash Flows
  Depreciation and Amortization Expense                 62,845      56,945
  Amortization of Transition Recovery Asset              9,521       7,837
  Net Unrealized Gain on Forward Electric Sales and
   Purchases                                              (722)     (7,639)
  Amortization of Deferred Debt-Related Costs included
   in Interest Expense                                     967       1,007
  Deferred Income Taxes                                  4,294      16,354
  Losses of Unconsolidated Affiliates                      182         517
  Interest on Note Receivable from UniSource Energy     (4,626)     (4,627)
  Other                                                    598       3,751
  Changes in Assets and Liabilities which Provided
   (Used) Cash Exclusive of Changes Shown Separately
    Accounts Receivable                                 17,823     (20,094)
    Materials and Fuel                                   1,817       1,431
    Accounts Payable                                   (31,614)     30,201
    Interest Accrued                                   (22,165)      2,566
    Taxes Accrued                                       (3,589)     (1,362)
    Other Current Assets                                (8,376)       (268)
    Other Current Liabilities                           (1,803)     (3,558)
    Other Deferred Assets                               (5,411)     (2,678)
    Other Deferred Liabilities                           4,180       5,700
---------------------------------------------------------------------------
Net Cash Flows - Operating Activities                 $ 39,458    $128,498
===========================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     June 30,  December 31,
                                                       2002       2001
                                                   (Unaudited)
---------------------------------------------------------------------------
ASSETS                                            - Thousands of Dollars -
Utility Plant
  Plant in Service                                  $2,536,413  $2,498,046
  Utility Plant Under Capital Leases                   747,095     741,446
  Construction Work in Progress                         67,621      70,992
---------------------------------------------------------------------------
    Total Utility Plant                              3,351,129   3,310,484
  Less Accumulated Depreciation and Amortization (1,310,869) (1,270,089) Less Accumulated Depreciation of Capital Lease
   Assets                                             (377,316)   (362,724)
---------------------------------------------------------------------------
    Total Utility Plant - Net                        1,662,944   1,677,671
---------------------------------------------------------------------------

Investments and Other Property                         184,242     105,875
---------------------------------------------------------------------------

Note Receivable from UniSource Energy                   74,759      70,132
---------------------------------------------------------------------------

Current Assets
  Cash and Cash Equivalents                             31,661     159,680
  Accounts Receivable - Net                            104,505     124,487
  Materials and Fuel                                    43,873      43,682
  Deferred Income Taxes - Current                            -       4,603
  Current Regulatory Assets                             12,672           -
  Other                                                 16,380       7,814
---------------------------------------------------------------------------
    Total Current Assets                               209,091     340,266
---------------------------------------------------------------------------

Regulatory and Other Assets
  Transition Recovery Asset                            322,152     331,674
  Income Taxes Recoverable Through Future Revenues      60,417      64,239
  Other Regulatory Assets                                9,932       9,072
  Other Assets                                          40,014      35,014
--------------------------------------------------------------- -----------
    Total Regulatory and Other Assets                  432,515     439,999
---------------------------------------------------------------------------

Total Assets                                        $2,563,551  $2,633,943
===========================================================================

CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock Equity                               $  338,265  $  322,471
  Capital Lease Obligations                            804,855     853,447
  Long-Term Debt                                       800,699     801,924
---------------------------------------------------------------------------
    Total Capitalization                             1,943,819   1,977,842
---------------------------------------------------------------------------

Current Liabilities
  Current Obligations Under Capital Leases              39,798      19,971
  Current Maturities of Long-Term Debt                 330,325     330,325
  Accounts Payable                                      57,579      89,193
  Interest Accrued                                      20,736      53,300
  Taxes Accrued                                         31,423      23,015
  Accrued Employee Expenses                             11,171      13,078
  Deferred Income Taxes - Current                          895           -
  Other                                                 22,522       6,531
---------------------------------------------------------------------------
    Total Current Liabilities                          514,449     535,413
---------------------------------------------------------------------------

Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    51,880      56,906
  Other                                                 53,403      63,782
---------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities       105,283     120,688
---------------------------------------------------------------------------

Commitments and Contingencies (Note 7)
---------------------------------------------------------------------------

Total Capitalization and Other Liabilities          $2,563,551  $2,633,943
===========================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   Accumulated
                               Capital Accumulated    Other         Total
                        Common  Stock   Earnings  Comprehensive Stockholders'
                        Stock  Expense  (Deficit)    Income        Equity
----------------------------------------------------------------------------
                                          (Unaudited)
                                     - Thousands of Dollars -

Balances at
 December 31, 2001   $ 653,250 $ (6,357) $(324,422) $      -      $ 322,471
----------------------------------------------------------------------------
Comprehensive Income:
  2002 Year-to-Date
   Net Income                -        -     15,537         -         15,537
                                                                   ---------
Total Comprehensive Income                                           15,537
                                                                   ---------

Other                      257        -          -         -            257
----------------------------------------------------------------------------

Balances at
 June 30, 2002       $ 653,507 $ (6,357) $(308,885)  $     -      $ 338,265
============================================================================
See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

     We continue to apply FAS 71 to the distribution and transmission portions of TEP's business, our regulated operations. We periodically assess whether we can continue to apply FAS 71 to these operations. If we stopped applying FAS 71 to TEP's remaining regulated operations, we would write off the related balances of TEP's regulatory assets as an expense on our income statement. Based on the balances of TEP's regulatory assets at June 30, 2002, if we had stopped applying FAS 71 to TEP's remaining regulated operations, we would have recorded an extraordinary loss, after-tax, of approximately $245 million. While regulatory orders and market conditions may affect our cash flows, our cash flows would not be affected if we stopped applying FAS 71.

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

     Under FAS 133, we record unrealized gains and losses on our trading activities and adjust the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month. The market prices used to determine fair value for these derivative instruments are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value. We report the unrealized gain/loss on trading activities as a component of Operating Revenues. The net pre-tax unrealized loss for the quarter ended June 30, 2002 was approximately $0.3 million. For the six months ended June 30, 2002, the net pre-tax unrealized gain was approximately $0.8 million. At June 30, 2002, the fair value of our trading assets totaled $11.4 million, which is reported in Other Current Assets, and the fair value of our trading liabilities totaled $11.4 million, which is reported in Other Current Liabilities.

     We treated certain of TEP's forward sale and purchase contracts as cash flow hedges when we adopted FAS 133. However, during 2001, new guidance was issued by the Financial Accounting Standards Board which provided that certain forward power purchase or sale agreements, including capacity contracts, could be excluded from the requirements of FAS 133. We implemented this new guidance in 2001 and determined that the items designated as cash flow hedges upon adoption could be excluded from the FAS 133 requirements. Therefore, as these contracts settled in 2001, we reversed the unrealized gain/loss included in Other Comprehensive Income and recorded the realized gain/loss in the income statement. Additional guidance was issued in late 2001 that had no impact on our accounting for derivatives. As of June 30, 2002 and December 31, 2001, we had no cash flow hedges and, therefore, our balance in Accumulated Other Comprehensive Income was zero.

     In June 2002, new guidance was issued that requires all realized and unrealized gains and losses on energy-related trading contracts to be shown net in the income statement whether or not physically settled. The new guidance is effective July 1, 2002 and requires financial statements for all comparative periods to be reclassified to conform to the new presentation. Currently, we report our trading activity as follows:

   - TEP and MEG's net unrealized gain/loss on trading activities is a component of Operating Revenues;
   - TEP's realized gain/loss on forward sales contracts is a component of Electric Wholesale Revenues;
   - TEP's realized gain/loss on forward purchase contracts is a component of Purchased Power; and
   - MEG's net realized gain/loss on trading activities is a component of Other Revenues.

     Beginning July 1, 2002, we will report the net realized and unrealized gain/loss on TEP and MEG's trading activities as a component of Operating Revenues to conform to the new presentation.

NOTE 4.  MILLENNIUM ENERGY BUSINESSES
-------------------------------------
  ENERGY TECHNOLOGY INVESTMENTS

     We refer to Global Solar Energy, Inc. (Global Solar), Infinite Power Solutions, Inc. (IPS), MicroSat Systems, Inc. (MicroSat) and ITN Energy Systems,
Inc. collectively as our Energy Technology Investments.   During the first
quarter of 2002, Millennium reallocated a $10 million line of credit commitment from MicroSat to Global Solar and IPS. During the second quarter of 2002 Millennium committed an additional $10 million in funding to Global Solar. Millennium's advances to the Energy Technology Investments totaled $12.7 million during the first half of 2002.

     On April 3, 2002, Millennium signed a letter agreement that facilitates the change in the ownership structure of the Energy Technology Investments to better align our ownership interest in these investments with Millennium's business plans. Millennium retains its preferred shareholder and distribution status. Under the letter agreement Millennium:

   - increases its ownership of Global Solar from 67% to 81%;
   - increases its ownership of IPS from 67% to 70%;
   - decreases its ownership of MicroSat from 49% to 35%;
   - decreases its ownership of ITN from 49% to 19%; and
   - will provide additional contingent capital contributions of up to $2.7 million, primarily to fund research and development activities at ITN.

     Regardless of ownership percentage, as sole funder of the Energy Technology Investments, Millennium continues to recognize 100% of the losses from operations of these companies. Millennium expects to fund between $10 million and $13 million of its commitments to its Energy Technology Investments in the second half of 2002. A significant portion of the funding under these agreements will be used for research and development purposes and administrative costs. As funds are expended for these purposes we will recognize expense. Additional investment commitments may be made to these technology investments depending on their funding requirements and business outlook. In addition, Millennium is seeking external investors for the Energy Technology Investment companies.

  OTHER MILLENNIUM INVESTMENTS AND COMMITMENTS

     Millennium has a $15 million capital commitment to a limited partnership which funds energy related investments. As of June 30, 2002, Millennium had funded $6 million of this commitment. The remaining $9 million is expected to be funded within the next three years. A member of the UniSource Energy Board of Directors has an investment in the limited partnership and is a managing director of the general partner of the limited partnership.

     Millennium has a $5 million capital commitment to a venture capital fund that will focus on information technology, optics and biotechnology, primarily within the retail service territory of TEP. A second member of the UniSource Energy Board of Directors owns the company that manages the fund. At June 30, 2002, Millennium had funded approximately $1 million of this commitment. Millennium expects to fund no more than $1 million in the second half of 2002.

     Millennium owns a controlling 50.5% interest in Powertrusion International, Inc., a manufacturer of lightweight utility poles. During the second quarter of 2002, Millennium committed to provide an additional $2 million of funding to maintain its controlling interest. On July 1, 2002 Millennium contributed $1 million. The remaining $1 million will be remitted by August 15, 2002.

     On April 1, 2002, Millennium invested $2 million in a start-up company established to market energy related products, bringing Millennium's total investment to $3.1 million. Millennium's net remaining investment, after the results of operations, was $1.9 million at June 30, 2002.

NOTE 5.  BUSINESS SEGMENTS
--------------------------

     Based on the way we organize our operations and evaluate performance, we have three reportable business segments:
     (1) TEP, an electric utility business, is UniSource Energy's principal business segment.
     (2) Millennium holds interests in unregulated energy businesses (see
         Note 4).
     (3) UniSource Energy Development Company (UED), established in 2001, engages in developing generating resources and other project development activities. UED owns a 20 MW gas turbine under lease to TEP. It is also responsible for developing the possible expansion project at the Springerville Generating Station.

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

     We disclose selected financial data for our business segments in the following tables:

                                     Segments                       UniSource
                             ------------------------  Reconciling   Energy
                              TEP   Millennium   UED   Adjustments Consolidated
-------------------------------------------------------------------------------
                                          - Thousands of Dollars -
Income Statement
----------------
Three months ended
 June 30, 2002:
  Operating Revenues -
   External              $  235,389  $    986  $      -  $       -  $  236,375
-------------------------------------------------------------------------------
  Operating Revenues -
   Intersegment                 145     4,418       840     (5,403)          -
-------------------------------------------------------------------------------
  Net Income (Loss)
   Before Income Taxes       28,064    (7,294)      393     (2,325)     18,838
-------------------------------------------------------------------------------
  Net Income (Loss)          17,467    (4,411)      238     (1,406)     11,888
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Three months ended
 June 30, 2001:
Operating Revenues -
   External              $  403,905  $  2,710  $      -  $       -  $  406,615
-------------------------------------------------------------------------------
  Operating Revenues -
   Intersegment                 122     1,838       280     (2,240)          -
-------------------------------------------------------------------------------
  Net Income (Loss)
   Before Income Taxes       33,643    (7,670)      277     (2,324)     23,926
-------------------------------------------------------------------------------
Net Income (Loss)            18,904    (4,420)      167     (1,397)     13,254
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Six months ended
 June 30, 2002:
  Operating Revenues -
   External              $  413,853  $  2,789  $      -  $       -  $  416,642
-------------------------------------------------------------------------------
  Operating Revenues -
   Intersegment                 330     6,957     1,680     (8,967)          -
-------------------------------------------------------------------------------
  Net Income (Loss)
   Before Income Taxes       26,512   (12,756)      898     (4,626)     10,028
-------------------------------------------------------------------------------
  Net Income (Loss)          15,537    (7,711)      543     (2,795)      5,574
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Six months ended
 June 30, 2001:
Operating Revenues -
   External              $  685,600  $  4,680  $      -  $       -  $  690,280
-------------------------------------------------------------------------------
  Operating Revenues -
   Intersegment                 227     3,813       280     (4,320)          -
-------------------------------------------------------------------------------
  Net Income (Loss)
   Before Income Taxes
   and Cumulative Effect
   of Accounting Change      73,981   (12,097)      277     (4,624)     57,537
-------------------------------------------------------------------------------
  Cumulative Effect of
   Accounting Change            470         -         -          -         470
-------------------------------------------------------------------------------
Net Income (Loss)            42,415    (7,283)      167     (2,780)     32,519
-------------------------------------------------------------------------------

Balance Sheet
-------------
Total Assets,
 June 30, 2002           $2,563,551   $137,466  $ 30,508 $ (78,763) $2,652,762
Total Assets,
 December 31, 2001        2,633,943    176,097    26,895  (101,610)  2,735,325
-------------------------------------------------------------------------------

NOTE 6.  SPRINGERVILLE COAL HANDLING FACILITIES LEASES
------------------------------------------------------

     In December 2001, TEP purchased a 13% ownership interest in the Springerville Coal Handling Facilities Leases for $13 million. In January 2002, TEP purchased all $96 million of the capital lease debt related to these leases. In a related transaction, in March 2002, TEP canceled that portion of the leases related to its equity interest, as it held both the ownership interest and the debt. This transaction resulted in a $21 million reduction to the capital lease obligation. The residual value in the leased asset is carried at cost.

NOTE 7.  COMMITMENTS AND CONTINGENCIES
--------------------------------------

  MILLENNIUM COMMITMENTS

     See Note 4 for a description of Millennium's commitments.

  UED COMMITMENTS

     UED and Salt River Project Agricultural Improvement and Power District
(SRP) entered into a Joint Development Agreement in October 2001 to develop two 400 MW coal-fired units at TEP's existing Springerville Station. As a result of recent developments, UED and SRP are discussing a modification of the Joint Development Agreement to provide for the purchase by SRP of a specified amount of power from Unit 3 and an option for SRP to own Unit 4. UED and SRP each committed project development funding for professional services and other third party costs. At June 30, 2002, capitalized project development costs on our balance sheet were approximately $13.1 million. If the project does not proceed, the capitalized project development costs will be immediately expensed.

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

NOTE 8.  WHOLESALE ACCOUNTS RECEIVABLE AND ALLOWANCES
-----------------------------------------------------

     At June 30, 2002 and December 31, 2001, TEP's Accounts Receivable on the balance sheet is net of an $8.4 million allowance for uncollectible receivables related to 2000 and 2001 sales to the California Power Exchange (CPX), the California Independent System Operator (CISO) and Enron Corp. and certain of its affiliates (Enron). The receivable from the CPX and the CISO is $16 million and the receivable from Enron is $0.8 million. This allowance reflects a 50% reserve on amounts unpaid from the CPX, the CISO and Enron, as we believe it is probable that we will collect at least 50% of this aggregate outstanding net receivable due to the recent (a) stabilization of the power markets, (b) rate increases achieved by Pacific Gas and Electric Company (PG&E) and Southern California Edison Company (SCE), (c) settlements made by California utilities with various power providers, and (d) data in filings of FERC refund hearings. SCE publicly disclosed that on March 1, 2002, it obtained financing and made payments so that it has no material undisputed obligations that are past due or in default.
These payments included a payment to the CPX; however, TEP did not receive a corresponding payment from the CPX.

     There are several other outstanding legal issues, complaints and lawsuits concerning the California energy crisis related to the FERC, wholesale power suppliers, SCE, PG&E, the CPX and the CISO, and concerning Enron. We cannot predict the outcome of these issues or lawsuits. We believe, however, that we are adequately reserved for our transactions with the CPX, the CISO and Enron. Accounts Receivable from Electric Wholesale Revenues, net of allowances, totaled $35 million at June 30, 2002 and $70 million at December 31, 2001. These amounts are included in Accounts Receivable on the balance sheet. Excluding the receivables from the CPX, the CISO and Enron, as described above, substantially all of the June 30, 2002 receivable balance has been collected as of the date of this filing.

NOTE 9.  INCOME TAXES
---------------------

     UniSource Energy and TEP reduced income tax expense in the second quarter of 2002 by $1.7 million of tax credits. UniSource Energy and TEP's Cumulative Effect of Accounting Change for the six months ended June 30, 2001 is net of income tax expense of $312,000 (see Note 3). The differences between the Income Tax Expense lines on our income statements and the amounts obtained by multiplying pre-tax income by the U.S. statutory federal income tax rate of 35% are as follows:

                                           UniSource Energy
                                --------------------------------------
                                Three Months Ended    Six Months Ended
                                    June 30,              June 30,
                                 2002       2001       2002      2001
----------------------------------------------------------------------
                                       - Thousands of Dollars -
Federal Income Tax Expense
 at Statutory Rate            $ 6,593   $  8,374  $  3,510   $ 20,412
  State Income Tax Expense,
   Net of Federal
   Deduction                      866      1,172       461      2,858
  Depreciation Differences
   (Flow Through Basis)         1,154      1,356     2,309      2,606
  Tax Credits                  (1,713)         -    (1,919)         -
  Other                            50       (230)       93        (76)
  Tax on Cumulative Effect
   Of Accounting Change             -          -         -       (312)
----------------------------------------------------------------------
Total Expense for Federal
 and State Income Taxes       $ 6,950   $ 10,672  $  4,454   $ 25,488
======================================================================

                                                   TEP
                                --------------------------------------
                               Three Months Ended     Six Months Ended
                                    June 30,              June 30,
                                2002       2001       2002       2001
----------------------------------------------------------------------
                                       - Thousands of Dollars -
Federal Income Tax Expense
 at Statutory Rate            $ 9,822   $ 11,775  $  9,279   $ 26,167
  State Income Tax Expense,
   Net of Federal
   Deduction                    1,291      1,648     1,219      3,663
  Depreciation Differences
   (Flow Through Basis)         1,154      1,356     2,309      2,606
  Tax Credits                  (1,713)         -    (1,919)         -
  Other                            43        (40)       87        (88)
  Tax on Cumulative Effect
   Of Accounting Change             -          -         -       (312)
----------------------------------------------------------------------
Total Expense for Federal
 and State Income Taxes       $10,597   $ 14,739  $ 10,975   $ 32,036
======================================================================

NOTE 10.  UNISOURCE ENERGY EARNINGS PER SHARE (EPS)
---------------------------------------------------

     Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes that proceeds from the hypothetical exercise of stock options and other stock-based awards are used to repurchase outstanding shares of stock at the average fair market price during the reporting period. The numerator in calculating both basic and diluted earnings per share for each period is net income. The following table shows the effects of potential dilutive common stock on the weighted average number of shares.

                                  Three Months Ended       Six Months Ended
                                      June 30,                 June 30,
                                   2002       2001         2002       2001
----------------------------------------------------------------------------
                                              - In Thousands -
Denominator:
 Average Shares of Common
  Stock Outstanding               33,684     33,342        33,651    33,304
 Effect of Dilutive Securities:
    Warrants                         163        288           140       209
    Options and Stock Issuable
     Under Employee Benefit
     Plans                           588        738           572       693
----------------------------------------------------------------------------
Total Shares                      34,435     34,368        34,363    34,206
============================================================================

     At June 30, 2002, UniSource Energy had no outstanding warrants; however, there were 4.6 million warrants outstanding that were exercisable into TEP common stock at a ratio of five warrants to one common share. The dilutive effect is the same as it would be if the warrants were exercisable into UniSource Energy Common Stock and is reflected in the calculation for all periods presented.

NOTE 11.  CHANGE IN DEPRECIABLE ASSET LIVES
-------------------------------------------

     In the second quarter of 2002, TEP increased its estimates of useful lives from 40 years to 60 years for its Irvington Generating Station gas-fired generating units and from 25 years to 40 years for its internal combustion turbines. These changes in estimates decreased depreciation expense by approximately $1 million for the quarter. TEP is currently evaluating the depreciable lives of its other generating stations.

NOTE 12.  SIGNIFICANT SUBSEQUENT EVENTS
---------------------------------------

     On July 15, 2002, Millennium invested $20 million in a company created to develop up to 800 megawatts of coal-fired generation in the Sabinas region of Coahuila, Mexico. Millennium received a 50% share of Carboelectrica Sabinas, S. de R.L. de C.V., a Mexican limited liability company (Sabinas). The other 50% of Sabinas is owned by Altos Hornos de Mexico, S.A. de C.V. (AHMSA) and certain of its affiliates. Sabinas also owns approximately 19% of Minerales de Monclova, S.A. de C.V., an owner of coal reserves and a supplier of metallurgical coal to the steel industry and thermal coal to CFE, the Mexican electricity commission. Under certain circumstances, Millennium has the right to put its interest in Sabinas to an AHMSA affiliate for $20 million plus an accrued service fee.
These circumstances include failure of Sabinas to reach financial closing on the generation project within three years. Millennium's put option is secured by collateral with a value currently in excess of $20 million. UniSource Energy's Chairman and Chief Executive Officer is a member of the board of directors of AHMSA.

     TEP's fuel expense in the second quarter of 2002 includes a pre-tax expense of $2.3 million related to a July 2002 arbitration ruling that increases the price of coal purchased from 1997 to 2001 for the Navajo Generating Facility. TEP owns 7.5% of the Navajo facility. The increased coal prices established by the arbitration ruling will increase fuel expense by approximately $0.4 million per year in the future.

     On July 23, 2002, TEP notified the coal supplier for the Irvington Generating Station of its intent to terminate the Irvington coal supply agreement. To terminate the agreement, TEP will make a payment of $11.25 million on or before September 15, 2002. As a result, TEP recorded $11.25 million of additional expense in July 2002. The additional expense will be mitigated by TEP not being required to make a take-or-pay penalty payment of approximately $3.5 million for the year 2002. On a net present value basis, TEP expects the fuel savings to significantly exceed the termination payment.

NOTE 13.  NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

     Statement of Financial Accounting Standards No. 143 (FAS 143), Accounting for Asset Retirement Obligations, requires entities to record the fair value of a liability when an asset removal obligation is incurred. We are required to comply with FAS 143 beginning January 1, 2003. We are currently in the process of evaluating the impact of FAS 143 on our financial statements.

     Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities, issued in July 2002, requires entities to record a liability for costs related to exit or disposal activities when the costs are incurred. Previous accounting guidance required the liability to be recorded at the date of commitment to an exit or disposal plan. We are required to comply with FAS 146 beginning January 1, 2003. We do not expect the adoption of FAS 146 to have a significant effect on our financial statements.

NOTE 14.  REVIEW BY INDEPENDENT ACCOUNTANTS
-------------------------------------------

     With respect to the unaudited condensed consolidated financial information of UniSource Energy and TEP for the three-month and six-month periods ended June 30, 2002 and 2001, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 2, 2002 appearing herein states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
     UniSource Energy Corporation (UniSource Energy) is a holding company that owns the outstanding common stock of Tucson Electric Power Company
(TEP), Millennium Energy Holdings, Inc. (Millennium), and UniSource Energy Development Company (UED). TEP, an electric utility, has provided electric service to the community of Tucson, Arizona, for over 100 years. TEP is the principal operating subsidiary of UniSource Energy and represents most of its assets. Millennium invests in unregulated ventures related primarily to the energy business, including a developer of thin-film batteries, a developer of small-scale commercial satellites, and a developer and manufacturer of thin-film photovoltaic cells. UED engages in developing generating resources and other project development activities, including facilitating the expansion of the Springerville Generating
Station. We conduct our business in these three primary business segments-TEP's Electric Utility Segment, the Millennium Energy Businesses Segment, and the UniSource Energy Development Segment.

     Management's Discussion and Analysis explains the general financial condition and the results of operations for UniSource Energy and its three primary business segments and includes the following:

   - operating results during the second quarter and first six months of 2002 compared with the same periods in 2001,
   - changes in liquidity and capital resources during the second quarter and first six months of 2002, and
   - expectations of identifiable material trends which may affect our business in the future.

     The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis. However, the seasonal nature of TEP's business causes operating results to vary significantly from quarter to quarter. At June 30, 2002, Millennium's unregulated energy-related affiliates comprised approximately 5% of total assets, but at times have had a significant impact on our consolidated net income and cash flows. At June 30, 2002, UED's unregulated business segment comprised approximately 1% of total assets, but may have a significant impact on our consolidated net income and cash flows in the future.

     Management's Discussion and Analysis should be read in conjunction with UniSource Energy and TEP's 2001 Form 10-K and with the Condensed Consolidated Financial Statements, beginning on page 2, which present the results of operations for the quarters and six month periods ended June 30, 2002 and 2001. Management's Discussion and Analysis explains the differences between periods for specific line items of the Condensed Consolidated Financial Statements.

OVERVIEW
--------

     UniSource Energy and TEP net income and UniSource Energy earnings per share of Common Stock for the quarters and six months ended June 30, 2002 and June 30, 2001 are shown in the table below:

                                        UniSource Energy             TEP
                                     Net Income    Earnings       Net Income
     ------------------------------------------------------------------------
                                     -Millions-   -Per Share-     -Millions-

     Quarter Ended June 30, 2002      $ 11.9       $ 0.35          $ 17.5
     Quarter Ended June 30, 2001        13.3         0.40            18.9

     Six Months Ended June 30, 2002      5.6         0.17            15.5
     Six Months Ended June 30, 2001     32.5         0.98            42.4

     UniSource Energy and TEP's net income for the three months and six months ended June 30, 2002 decreased from the net income reported for the comparable periods in 2001. The primary reason for the decrease in both periods was the significant reduction in electric wholesale sales and revenues due to lower wholesale energy prices.

     Other factors which contributed to the decreases included milder weather compared to the prior year, decreased consumption by TEP's mining customers, and an adverse ruling on a coal price arbitration. These factors were somewhat offset in the second quarter of 2002 by increased consumption by TEP's residential, commercial, and industrial customers.

     Outlook and Strategy
     --------------------

     In recent years, the electric utility industry has undergone significant regulatory change designed to encourage competition in the sale of electric generation services. However, given changing market conditions including recent events in California related to deregulation and the Enron Corp. (Enron) bankruptcy, the Arizona Corporation Commission (ACC) is in the process of reviewing the Retail Electric Competition Rules (Rules). Additionally, the Federal Energy Regulatory Commission (FERC) issued various orders in response to the California energy crisis which have impacted our businesses. We continually evaluate our position to develop strategies to remain competitive and flexible in this changing environment. Our plans and strategies include the following:

   - Enhance the value of our transmission system while continuing to provide reliable access to generation for our retail customers and market access for all generating assets. This will include focusing on completing a transmission line to an electric distribution company in Nogales, Arizona. This line could eventually be connected to Mexico's utility system.
   - Facilitate the construction of Springerville Unit 3 and Unit 4, which will allow us to spread the fixed costs of TEP's Springerville Units 1 and 2 over additional units. This includes obtaining construction financing in late 2002 or early 2003.
   - Reduce TEP's debt as appropriate, using some of our excess cash flows.
   - Proactively maintain our transmission and distribution system to ensure reliable service to our retail customers.
   - Efficiently manage our generating resources and look for ways to reduce or control operating costs in order to improve profitability.
   - Actively participate in the formulation of regulatory policies and actions.
   - Focus the efforts of Millennium's technology entities to begin larger scale production of Global Solar Energy, Inc.'s (Global Solar) thin-film photovoltaic cells and to develop thin-film battery technology. Seek strategic partners and investors to achieve commercial operation of these businesses.

     To accomplish our goals, we estimate that during 2002, TEP will spend approximately $104 million on capital expenditures, Millennium will provide between $23 and $26 million of funding to its technology investments, and we will provide between $20 million and $100 million to UED. Our funding of UED will depend upon the timing of financial close of the Springerville expansion project and UED's ultimate ownership percentage.

     While we believe that our plans and strategies will continue to have a positive impact on our financial prospects and position, we recognize that we continue to be highly leveraged, and as a result, our access to the capital markets may be limited or more expensive than for less leveraged companies.


FACTORS AFFECTING RESULTS OF OPERATIONS
---------------------------------------

  COMPETITION

     The electric utility industry has undergone significant regulatory change in the last few years designed to encourage competition in the sale of electricity and related services. However, the recent experience in California with deregulation has caused many states, including Arizona, to reexamine retail electric deregulation.

     Since January 1, 2001, all of TEP's retail customers have been eligible to choose an alternate energy supplier. Although there is one Energy Service Provider (ESP) certified by the ACC to provide service in TEP's retail service area, currently none of TEP's retail customers have opted to receive service from this ESP.

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

   - TEP's frozen rates include a fixed Competition Transition Charge (CTC) component designated for the recovery of its transition recovery assets.

   - TEP is required to file a general rate case for its transmission and distribution business, including an updated cost-of-service study, by June 1, 2004.

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

     Recent Developments in the Arizona Regulatory Environment
     ---------------------------------------------------------

     In January 2002, the ACC began a formal proceeding to reexamine the circumstances that have changed since it adopted the Rules in 1996 and to revisit the path to deregulation of the retail electric market. The ACC opened a generic docket to consolidate this issue with several related issues, including the future of the Arizona Independent Scheduling Administrator (AISA) and TEP's subsequent application for variance of certain provisions of the Rules. In this application, TEP requested an extension of the generation assets transfer requirement and the 50% competitive bid requirement until the latter of December 31, 2003 or six months after the ACC issues a final order in the generic docket.

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

     On July 23, 2002, an ACC administrative law judge issued a recommended order on various matters in the generic docket. The order recommends that the separation of assets requirements be stayed until the ACC concludes that the wholesale market is workably competitive, or until at least July 1, 2004. The recommended order also proposes to stay the requirement that by December 31, 2002, TEP must acquire at least 50% of its power through a competitive bidding process, while the remainder may be purchased under contracts with TEP's generation subsidiary or other energy suppliers. The ACC commissioners may sign, deny or amend the recommended order.

     TEP cannot predict the outcome of these proceedings on its extension application or of the ultimate resolution of issues contained in the generic docket.

     The status of the Rules and the ability of ESPs to continue to sell competitive services may also be subject to change due to court proceedings. Several parties, including certain rural electric cooperatives, filed lawsuits in Maricopa County Superior Court challenging the Rules. In November 2000, the Court found the Rules to be unconstitutional and unlawful. The decision was appealed to the Court of Appeals, and implementation of the judgment was stayed and the Rules remain in effect pending the outcome of the appeals. TEP cannot predict the effect of the court decision or the outcome of the appeals to which it is a party or the effect of the judgment, if affirmed upon appeal, on the introduction of retail electric competition in Arizona.

     Transmission Access
     -------------------

     In 1997, TEP and other transmission owners and users located in the southwestern U.S. began to investigate the feasibility of forming an Independent System Operator (ISO) for the region. As a result, they formed a not-for-profit corporation named Desert STAR in September 1999. In December 1999, the FERC issued FERC Order 2000, which established timelines for all transmission owning entities to join a Regional Transmission Organization (RTO) and defined the minimum characteristics and functions of an RTO. In October 2001, TEP and three other southwestern utilities filed agreements and operating protocols with the FERC to form a new, for profit RTO to be known as WestConnect to replace Desert STAR. The reorganization of Desert STAR into WestConnect will be subject to approval by the FERC and certain state regulatory authorities in the region. The FERC plans to issue an order on the WestConnect RTO proposal by the end of the third quarter of 2002. See Item 1 - Business - Transmission Access in the 2001 Form 10-K.

     On July 31, 2002, the FERC issued a Notice of Proposed Rulemaking
(NOPR) proposing standard market design rules that would significantly alter the markets for wholesale electricity and transmission and ancillary services in the United States. See FERC Matters below.

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

     On April 18, 2002, the Western Systems Coordinating Council (WSCC), Southwest Regional Transmission Association (SWRTA), and Western Regional Transmission Association (WRTA) merged to form the Western Electricity Coordinating Council (WECC). The new organization, WECC, will continue to be responsible for coordinating and promoting electric system reliability and will support efficient competitive power markets in the Western Interconnection. WECC's interconnection-wide focus is intended to complement current efforts to form RTOs in various parts of the West.

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

     Average Market Price for Around-the-Clock Energy            MWh
     ---------------------------------------------------------------
          Quarter ended June 30, 2002                          $  24
          Quarter ended June 30, 2001                            135

          Six months ended June 30, 2002                          24
          Six months ended June 30, 2001                         156

     Beginning in June 2000 and continuing through May 2001, the average market price for around-the-clock energy in the western U.S. energy market increased to unprecedented levels due to a number of factors, including unusually high natural gas prices, decreased hydropower supply, increased demand and insufficient generation to meet the increased demand. Prices began a steady decline in June 2001, and now have reached levels that are more consistent with historical prices. As of July 31,2002, the average forward around-the-clock market price for the balance of the year 2002 was approximately $29 per MWh, based on the Dow Jones Palo Verde Index. As a result, we expect our wholesale revenues to be significantly lower in 2002 than in 2001. We cannot predict whether these lower prices will continue, or whether changes in various factors that influence demand and capacity will cause prices to rise again during the remainder of 2002.

     We expect the market price and demand for capacity and energy to continue to be influenced by the following factors during the next few years:

   - continued population growth in the western U.S.;
   - economic conditions in the western U.S.;
   - availability of capacity throughout the western U.S.;
   - the extent of electric utility industry restructuring in Arizona, California and other western states;
   - the effect of FERC regulation of wholesale energy markets;
   - the availability and price of natural gas;
   - precipitation, which affects hydropower availability;
   - transmission constraints; and
   - environmental restrictions and the cost of compliance.

     Payment Defaults and Allowances for Doubtful Accounts
     -----------------------------------------------------

     See Critical Accounting Policies - Payment Defaults and Allowances for Doubtful Accounts, below and Note 8 of Notes to Condensed Consolidated Financial Statements.

     FERC Matters
     ------------

     As described more fully in the 2001 Form 10-K, the FERC ordered hearings and issued several orders during 2000 and 2001 to mitigate volatile energy prices in the western U.S. and to address the energy emergency in California. Certain soft price caps on power sold to the California Independent System Operator (CISO) were enacted in 2000, and were later replaced in 2001 with an order for price mitigation applicable to certain wholesale power sales to California and throughout the entire western U.S. which applies through September 30, 2002. The FERC replaced the price mitigation order with a firm price cap in July 2002, effective through September 30, 2002. On July 17, 2002, the FERC established a new market power mitigation plan, effective October 1, 2002. TEP does not expect the FERC orders to have a significant impact on its wholesale power sales.

     Also, as described more fully in the 2001 Form 10-K, the FERC issued several orders specifying the methodology to calculate refunds/offsets applicable to wholesale sales into the CISO's and the California Power Exchange's (CPX) spot markets for the period from October 2, 2000 to June 20, 2001. The administrative hearing before a FERC judge to determine the amount of refunds/offsets, based on the FERC-specified methodology, is in progress.

     On May 8, 2002, the FERC issued a data request regarding potential manipulation of electric and natural gas prices in California energy markets. The FERC requested specific data and information with respect to certain trading strategies in which companies may have engaged. This request was made to all sellers of wholesale electricity and/or ancillary services, including TEP, to the CISO and/or the CPX during the period 2000 and 2001. In May 2002, TEP responded to the FERC, certifying that TEP did not engage in any of the trading activities listed in the data request during 2000 and 2001. TEP also certified that it had not in the past, nor does it now, model or forecast California's energy markets and did not purchase energy from, or sell energy to any company as part of a megawatt laundering transaction during the period 2000-2001. FERC then issued a follow-up data request with respect to "wash" trades. TEP responded by certifying that it had not engaged in any wash trades during the period 2000-2001.

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

     There are several other outstanding legal issues, complaints, and lawsuits concerning the California energy crisis related to the FERC, wholesale power suppliers, Southern California Edison Company (SCE), Pacific Gas & Electric Company (PG&E), the CPX and CISO, and to Enron. We cannot predict the outcome of these issues or lawsuits. We believe, however, that we are adequately reserved for our transactions with the CPX, CISO and Enron. See Note 8 of Notes to Condensed Consolidated Financial Statements.

     On July 31, 2002, the FERC issued a Notice of Proposed Rulemaking
(NOPR) proposing standard market design rules that would significantly alter the markets for wholesale electricity and transmission and ancillary services in the United States. The new rules would establish a generation adequacy requirement for "load-serving entities" and a standard platform for the sale of electricity and transmission services. Under the new rules, Independent Transmission Providers would administer spot markets for wholesale power, ancillary services and transmission congestion rights, and electric utilities, including TEP, would be required to transfer control over transmission facilities to the applicable Independent Transmission Provider. The NOPR is open for a 75-day comment period with final rules expected to be issued by the end of 2002. Once the final rules are issued, a phased compliance schedule will begin with final implementation expected to take effect no later than September 30, 2004. TEP is currently in the process of determining the impact the proposed rules would have on its operations.

     SCE Power Exchange Agreement
     ----------------------------

     A power exchange agreement between TEP and SCE requires SCE to provide firm system capacity of 110 MW to TEP during summer months. TEP is then obligated to return to SCE in the winter months the same amount of energy that TEP received from SCE during the preceding summer. Since 1995, TEP has relied upon this 110 MW from SCE. During 2000 and 2001, volatility in the western energy markets and the deterioration in SCE's financial condition created uncertainty for TEP regarding the availability of this resource for TEP's summer peaking needs. Except for a few occasions in 2000 and 2001, SCE provided TEP with requested energy under the power exchange agreement. Since June 2001, western power markets have stabilized and SCE's financial condition appears to be improving. As such, we believe that there is more certainty to the availability of this resource for TEP in the summer of 2002. As of August 5, 2002, SCE has delivered energy to TEP as required under the terms of the agreement.

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

     TEP also enters into limited forward purchases and sales to take advantage of market price changes with the intent to reverse the forward positions at a profit. These types of transactions are considered to be our trading positions. TEP marks its trading positions to market on a daily basis using actively quoted prices obtained from brokers for power traded over-the-counter at Palo Verde and at other southwestern U.S.
trading hubs for forward periods of up to five years. As of June 30, 2002, all of TEP's forward trading contracts were for settlement within twelve months. TEP's trading policies restrict forward trading positions to mature no longer than the end of the next calendar year. Because of the short-term duration of these trading positions, we believe that the market is liquid and that the various broker quotations used to calculate the mark-to-market values represent accurate measures of the fair values of these positions. To adjust the value of its trading positions to fair value on its income statement, TEP recorded an unrealized loss of $0.1 million in the second quarter of 2002, and an unrealized gain of $0.7 million for the six months ended June 30, 2002. TEP had a cumulative unrealized loss of $0.5 million on its December 31, 2001 balance sheet and a cumulative unrealized gain of $0.2 million on its June 30, 2002 balance sheet.

     TEP uses a sensitivity analysis to measure the impact of an unfavorable change in market prices on the fair value of its trading positions. As of June 30, 2002, a 10% unfavorable change in the market prices of electric power from year-end levels would have decreased the fair value of these instruments by less than $1 million. Beginning in 2001, changes in the fair value of these derivative instruments are measured in our financial statements in accordance with FAS 133. See Critical Accounting Policies - Accounting for Derivative Instruments and Hedging Activities, below and Note 3 of Notes to Condensed Consolidated Financial Statements.

     During the fourth quarter of 2001, we began managing and trading emission allowances, coal and related financial instruments through MEG.
We manage the market risk of this new line of business by setting notional limits by product, as well as limits to the potential change in fair market value under a hypothetical 33% change in price or volatility. MEG's trading activities, including swap agreements, options and forward contracts, are closely monitored using risk management policies and procedures with oversight by the Risk Management Committee. MEG marks its trading positions to market on a daily basis using actively quoted prices obtained from brokers and options pricing models for positions that extend through 2004. As of June 30, 2002, the fair value of MEG's trading assets totaled $11.2 million and the fair value of MEG's trading liabilities totaled $11.4 million. These amounts include a cumulative unrealized gain of less than $0.1 million to adjust to fair market value as of June 30, 2002.

     TEP is generally subject to increased commodity price risk during the third quarter of each year, due to the seasonal nature of its business as a summer-peaking utility. To mitigate the risk of unexpected losses of generation resources due to unplanned outages or natural disasters or unavailability of other power resources, TEP purchased 50 MW of energy on a forward basis to protect its retail customers from power interruptions for the summer of 2002. TEP also plans to rely upon two new peaking units which went in service in June 2001, interruptible contracts, and reserve sharing arrangements with other utilities as resources. Under the terms of its Settlement Agreement, TEP's retail rates are frozen through December 31, 2008, except under certain circumstances. As such, TEP cannot recover increased purchased power costs without further ACC action. See Factors Affecting Results of Competition - Industry Restructuring, above.

     TEP also purchases coal and natural gas in the normal course of business for fuel for its generating plants. TEP acquires its coal under long-term coal supply contracts. Purchases of gas historically provided fuel for only 3-4% of total generation. During the quarter ended June 30, 2001, approximately 12% of TEP's kWh generated was fueled by natural gas. Market prices of natural gas also increased significantly in the second quarter and first six months of 2001, which, combined with increased usage, caused gas costs to comprise 32% of total fuel expense for the quarter ended June 30, 2001 and 36% for the first six months of 2001. With the significant reduction in wholesale energy prices in the second quarter and first six months of 2002, only 6% of TEP's kWh generated was fueled by natural gas in the second quarter of 2002. Natural gas prices were also lower in 2002, causing gas costs to comprise only 15% of fuel expense in the second quarter of 2002 and 13% in the first six months of 2002. TEP is assured of its gas supply as a retail customer of the local gas supplier. TEP periodically negotiates its contract with its gas supplier to establish terms relating to pricing and scheduling of gas delivery. TEP entered into fixed price gas purchase agreements in May and July 2002 to hedge our risk of fluctuations in the market price of gas for June through October of 2002. The agreements cover approximately 30% of TEP's anticipated gas purchases for that period.

     On July 23, 2002, TEP notified the coal supplier for the Irvington Generating Station (Irvington) of its intent to terminate the Irvington coal supply agreement. To terminate the agreement, TEP will make a payment of $11.25 million on or before September 15, 2002. As a result, TEP recorded $11.25 million of additional expense in July 2002. The additional expense will be mitigated by TEP not being required to make a take-or-pay penalty payment of approximately $3.5 million for the year 2002. On a net present value basis, TEP expects the fuel savings to significantly exceed the termination payment.

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

     We calculate counterparty credit exposure by adding any outstanding receivable (net of amounts payable if a netting agreement exists) to the mark-to-market value of any forward contracts. As of June 30, 2002, TEP's total credit exposure related to its wholesale trading activities (excluding defaulted amounts owed by CPX, CISO and Enron), was less than $7 million and MEG's total credit exposure was less than $6 million. Our credit exposure is diversified across approximately 35 counterparties.
Only $2.3 million of exposure is to non-investment grade companies.

  FUTURE GENERATING RESOURCES

     Springerville Generating Station Expansion
     ------------------------------------------

     As reported in the 2001 Annual Report on Form 10-K, UED and Salt River Project Agricultural Improvement and Power District (SRP) signed a joint development agreement, in October 2001, which set forth certain terms associated with the ownership and development of two new coal-fired electric generating units (Springerville Units 3 and 4). The arrangement contemplated that SRP would effectively obtain 50% (or approximately 400
MW) of the interest in the total output of the project. The balance of the electric output was expected to be sold to other regional power companies, possibly including TEP. As a result of recent developments, UED and SRP are discussing a modification of the joint development agreement to provide for the purchase by SRP of a specified amount of power from Unit 3 and an option for SRP, at a later date, to own Unit 4. No agreement has yet been reached. With respect to Unit 3, the entire output of 400 MW is now expected to be sold under power purchase arrangements with regional power companies, including TriState Generation and Transmission Association, SRP and TEP. UED still anticipates that at least some portion of the project will be financed with the proceeds of project financing.

     Springerville was originally designed for four units. If constructed, each of Units 3 and 4 would consist of a 400 MW coal-fired, base-load generating unit at the same site as Springerville Units 1 and 2, and would allow us to spread the fixed costs of the existing common facilities over the additional generating unit (or units). The revised project scope and schedule are currently being refined in connection with the terms of an engineering, procurement, and construction contract. We are also continuing the permitting process, evaluating financing alternatives, and negotiating with other potential long-term power purchasers in addition to SRP.

     The ACC approved construction of a third and fourth unit at the Springerville Generating Station in 1977 and 1987, respectively, provided that TEP, as plant operator, demonstrate that the fourth unit was needed to provide an adequate, economical and reliable supply of electric power to its customers. In July 2001, TEP filed an application requesting the ACC to schedule a hearing addressing the need for the fourth electric generating unit. Evidentiary hearings regarding the need for Unit 4 were held in November 2001 in Springerville and Phoenix. The matter is pending before the ACC.

     TEP worked with the Environmental Protection Agency (EPA) and the Arizona Department of Environmental Quality (ADEQ) to determine mutually acceptable levels of emissions for all four units to accomplish significant emission reductions from current levels. The ADEQ issued a final permit on April 29, 2002. If constructed, Springerville Units 3 and 4 will be equipped with modern emissions control technology, and the emissions controls on Units 1 and 2 will be upgraded. Sulfur dioxide emissions from all four units will be up to 55 percent less than those currently produced from the two existing units, while nitrogen oxide emissions will be up to 39 percent less. TEP also volunteered to undertake some operational changes on the existing units to reduce emissions as early as July 2003, rather than waiting until the expansion project is scheduled for completion.

     Environmental activist groups have expressed concerns regarding the construction of any new units. Such concerns have been expressed during the permitting and ACC proceedings and may extend to other forums and to issues apart from the proposed construction. On November 13, 2001, the Grand Canyon Trust, an environmental activist group, filed a complaint in U.S. District Court against TEP for alleged violations of the Clean Air Act at the Springerville Generating Station. The complaint alleges that more stringent emission standards should apply to Units 1 and 2 and that new permits and the installation of additional facilities meeting Best Available Control Technology standards are required for the continued operation of Units 1 and 2 in accordance with applicable law. TEP believes the claims are without merit and is vigorously contesting these claims.

     We presently anticipate that power purchase agreements with other project off-takers, the engineering, procurement and construction contract, and other required project agreements will be finalized during the third and fourth quarters of 2002 and that the construction financing will be in place by late 2002 or early 2003. We expect that construction will begin by the first quarter of 2003, with commercial operation of Unit 3 expected to occur in late 2005 or early 2006. We can make no assurances, however, about the ultimate timing, or whether we will proceed with this project. See Note 7 of Notes to Condensed Consolidated Financial Statements - UED Commitments.


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

     We continue to apply FAS 71 in accounting for the distribution and transmission portions of TEP's business, our regulated operations. We periodically assess whether we can continue to apply FAS 71 to these operations. If we stopped applying FAS 71 to TEP's remaining regulated operations, we would write off the related balances of TEP's regulatory assets as an expense on our income statement. Based on the balances of TEP's regulatory assets at June 30, 2002, if we had stopped applying FAS 71 to TEP's remaining regulated operations, we would have recorded an extraordinary loss, after-tax, of approximately $245 million. While regulatory orders and market conditions may affect our cash flows, our cash flows would not be affected if we stopped applying FAS 71.

     Accounting for Derivative Instruments and Hedging Activities
     ------------------------------------------------------------

     On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. A derivative financial instrument or other contract derives its value from another investment or designated benchmark. Because of the complexity of derivatives, the FASB established a Derivatives Implementation Group (DIG). During 2001, the DIG issued new guidance, which changed the contracts that qualified as derivatives under FAS 133.

     When we adopted FAS 133, some of the forward contracts that we used to buy and sell wholesale power were considered to be derivatives based on the accounting guidance at that time. Some of the contracts qualified for hedge accounting while some were considered to be trading activities.

     Under FAS 133, we record unrealized gains and losses on our trading activities and adjust the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month. The market prices used to determine fair value for these derivative instruments are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value. We report the unrealized gain/loss on trading activities as a component of Operating Revenues. The net pre-tax unrealized loss for the quarter ended June 30, 2002 was approximately $0.3 million. For the six months ended June 30, 2002, the net pre-tax unrealized gain was approximately $0.8 million. At June 30, 2002, the fair value of our trading assets totaled $11.4 million, which is reported in Other Current Assets, and the fair value of our trading liabilities totaled $11.4 million, which is reported in Other Current Liabilities.

     In June 2002, new guidance was issued by the Financial Accounting Standards Board that requires all realized and unrealized gains and losses on energy-related trading contracts to be shown net in the income statement whether or not physically settled. The new guidance is effective July 1, 2002 and requires financial statements for all comparative periods to be reclassified to conform to the new presentation. Currently, we report our trading activity as follows:

   - TEP and MEG's net unrealized gain/loss on trading activities is a component of Operating Revenues;
   - TEP's realized gain/loss on forward sales contracts is a component of Electric Wholesale Revenues;
   - TEP's realized gain/loss on forward purchase contracts is a component of Purchased Power; and
   - MEG's net realized gain/loss on trading activities is a component of Other Revenues.

     Beginning July 1, 2002, we will report the net realized and unrealized gain/loss on TEP and MEG's trading activities as a component of Operating Revenue to conform to the new presentation.

     To date, the DIG has issued more than 100 interpretations to provide guidance in applying FAS 133. As the DIG or the FASB continues to issue interpretations, we may change the conclusions that we have reached and, as a result, the accounting treatment and financial statement impact could change in the future.

     See Note 3 of Notes to Condensed Consolidated Financial Statements.

     Payment Defaults and Allowances for Doubtful Accounts
     -----------------------------------------------------

     We record an allowance for doubtful accounts when we determine that an account receivable will not be collected. At June 30, 2002 and December 31, 2001, TEP's Accounts Receivable on the balance sheet is net of an $8.4 million allowance for uncollectible receivables related to 2000 and 2001 sales to the CPX, the CISO and Enron. This allowance reflects a 50% reserve on amounts unpaid from the CPX, the CISO and Enron, as TEP believes it is probable that it will collect at least 50% of this aggregate outstanding net receivable due to the recent (a) stabilization of the power markets, (b) rate increases achieved by PG&E and SCE, (c) settlements made by California utilities with various power providers, and (d) data in filings of FERC refund hearings.

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

     In addition to TEP's net receivable exposure of $0.8 million to Enron, at December 31, 2001, TEP had forward electricity sales contracts with Enron for periods through June 30, 2002 with an estimated mark-to-market value of approximately $1 million. The unrealized gains associated with these contracts were removed from TEP's revenues as of December 31, 2001. TEP has filed a claim in Enron's bankruptcy proceedings for its receivable and for the mark-to-market value of defaulted forward contracts.

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

     Capitalization of UED Project Development Costs
     -----------------------------------------------

     UED capitalizes project development costs when it is probable that the project will be completed and we expect to recover the costs of the project. UED and SRP entered into a Joint Development Agreement in October 2001 to develop two 400 MW coal-fired units at TEP's existing Springerville Station. As a result of recent developments, UED and SRP are discussing a modification of the joint development agreement to provide for the purchase by SRP of a specified amount of power from Unit 3 and an option for SRP to own Unit 4. See Future Generating Resources above. UED and SRP each committed project development funding for professional services and other third party costs. At June 30, 2002, capitalized project development costs on UED's balance sheet were approximately $13.1 million. If the project does not proceed, the capitalized project development costs will be immediately expensed.

     Unbilled Revenue
     ----------------

     TEP's electric retail revenues include an estimate of MWhs delivered but unbilled at the end of each period. The unbilled revenue is estimated by comparing the MWhs consumed to the MWhs billed to our retail customers. The excess of MWhs consumed over MWhs billed is then allocated to the retail customer classes based on estimated usage by each customer class. We then record revenue for each customer class based on the various bill rates for each customer class. Due to the seasonal fluctuations of our actual load, the unbilled revenue amount is greater in the summer months than it is in the winter months.


RESULTS OF OPERATIONS
---------------------

     UniSource Energy recorded net income of $11.9 million, or $0.35 per average share of Common Stock in the second quarter of 2002, compared with net income of $13.3 million or $0.40 in the second quarter of 2001. Net income for the first six months of 2002 was $5.6 million, or $0.17 per share in the first six months of 2002, compared with net income of $32.5 million or $0.98 per share in the first six months of 2001.

     The primary reason for the decrease in both periods was the significant reduction in electric wholesale sales and revenues due to lower wholesale energy prices. Other factors which contributed to the decreases included milder weather compared to the prior year, decreased consumption by TEP's mining customers, and an adverse ruling on a coal price arbitration. These factors were somewhat offset in the second quarter and first six months of 2002 by increased consumption by TEP's residential, commercial, and industrial customers.

     Contribution By Business Segment
     --------------------------------

     The table below shows the contributions to our consolidated after-tax net income by our three business segments, as well as parent company expenses and intercompany eliminations, for the second quarter and first six months of 2002 and 2001:

                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                     2002       2001        2002       2001
-----------------------------------------------------------------------------
                                            - Millions of Dollars -
Business Segment
  TEP                              $ 17.5     $ 18.9      $ 15.5     $ 42.4
  Millennium                         (4.4)      (4.4)       (7.7)      (7.3)
  UED                                 0.2        0.2         0.6        0.2
  Intercompany Eliminations          (1.4)      (1.4)       (2.8)      (2.8)
-----------------------------------------------------------------------------
    Consolidated Net Income        $ 11.9     $ 13.3      $  5.6     $ 32.5
=============================================================================

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

     TEP experienced a significant decline in wholesale energy sales and revenues during the second quarter and first six months of 2002. Market demand in the western region declined primarily as a result of mild temperatures, and market prices fell as a result of increased capacity in the region and declining natural gas prices, as well as reduced demand. TEP's electric wholesale sales consist primarily of four types of sales:

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

     (4) Sales of transmission service.

     Comparisons of TEP's kilowatt-hour sales delivered and the corresponding electric revenues for the second quarter and first six months of 2002, compared with the same periods in 2001, are shown below:

                                                 Sales                       Operating Revenue
------------------------------------------------------------------------------------------------------
                                                            Percent                           Percent
Three Months Ended June 30,             2002      2001      Change        2002      2001      Change
------------------------------------------------------------------------------------------------------
                                           - Millions of kWh -               - Millions of Dollars -
Electric Retail Sales                  2,097     2,120     (1.1%)       $ 174.8   $ 171.7       1.8%
------------------------------------------------------------------------------------------------------
Electric Wholesale Sales Delivered:
  Long-term Contracts                    191       305    (37.4%)          11.4      10.5       8.6%
  Forward Contracts                      443     1,053    (57.9%)          14.1     153.0     (90.8%)
  Short-term Sales and Other             792       596     32.9%           32.1      61.5     (47.8%)
  Transmission                             -         -        -             0.8       1.2     (33.3%)
------------------------------------------------------------------------------------------------------
Total Electric Wholesale Sales         1,426     1,954    (27.0%)          58.4     226.2     (74.2%)
------------------------------------------------------------------------------------------------------
        Total                          3,523     4,074    (13.5%)       $ 233.2   $ 397.9     (41.4%)
======================================================================================================


                                                 Sales                       Operating Revenue
------------------------------------------------------------------------------------------------------
                                                            Percent                           Percent
Six Months Ended June 30,               2002      2001      Change        2002      2001      Change
------------------------------------------------------------------------------------------------------
                                           - Millions of kWh -               - Millions of Dollars -
Electric Retail Sales                  3,778     3,889      (2.9%)      $ 306.6   $ 306.3       0.1%
------------------------------------------------------------------------------------------------------
Electric Wholesale Sales Delivered:
  Long-term Contracts                    472       639     (26.1%)         26.0      27.0      (3.7%)
  Forward Contracts                      504     1,671     (69.8%)         16.4     202.1     (91.9%)
  Short-term Sales and Other           1,471     1,179      24.8%          59.1     138.7     (57.4%)
  Transmission                             -         -         -            1.5       2.1     (28.6%)
------------------------------------------------------------------------------------------------------
Total Electric Wholesale Sales         2,447     3,489     (29.9%)        103.0     369.9     (72.2%)
------------------------------------------------------------------------------------------------------
        Total                          6,225     7,378     (15.6%)      $ 409.6   $ 676.2     (39.4%)
======================================================================================================


     TEP's kWh sales to retail customers decreased 1.1% in the second quarter of 2002 compared with the same period in 2001, despite a 2.4% increase in retail customers. Sales to mining customers decreased by 37% because of cutbacks in production by both of our large mining customers in response to lower copper prices. This reduction in sales was almost completely offset by a 4% increase in sales to residential, commercial and industrial customers. Despite an extraordinarily hot month of June, milder temperatures in April and May resulted in a 2.6% decrease in Cooling Degree Days for the quarter. On June 26, 2002, the maximum net hourly peak reached an all time high of 1899 MW. Revenues from sales to retail customers increased 1.8% in the second quarter of 2002, reflecting the increased kWh sales to non-mining customers. For the first six months of 2002, retail kWh sales decreased by 2.9%, while revenues increased slightly compared with the same period in 2001, primarily due to a favorable change in sales mix with decreased sales to mining customers offset by increased sales to residential, commercial and other industrial customers.

     Kilowatt-hour electric wholesale sales decreased by 27%, while revenues decreased by 74% in the second quarter of 2002 compared with 2001. For the first six months of 2002, kilowatt-hour electric wholesale sales decreased by 30% and the sales revenues decreased by 72% compared with the same period in 2001. The decrease in revenues in the second quarter and first six months of 2002 resulted from decreased sales activity and the sharp decline in market prices from those in the same periods of 2001. Sales and revenues from forward contracts experienced the largest declines, reflecting the lower demand and market prices. Short-term sales were higher, however, in both the second quarter and six month period of 2002, due to sales of excess energy in the daily and hourly markets. Despite the higher short-term sales volumes, revenues from short-term sales were significantly lower in 2002 due to the lower average market prices.
Factors contributing to the lower market prices included more generation online in the western U.S., lower natural gas prices, increased hydropower supply, and weaker demand.

     Fuel and Purchased Power Expenses
     ---------------------------------

     Fuel expense at TEP's generating plants decreased by $7 million, or 11%, in the quarter ended June 30, 2002 compared with the same quarter in 2001. Reasons for the decreased fuel expense include lower wholesale sales, which resulted in decreased natural gas usage for generation, partially offset by a $2.3 million increase related to a July 2002 arbitration ruling that increases the price of coal purchased from 1997 to 2001 for the Navajo Generating Facility. TEP owns 7.5% of the Navajo facility. The increased coal prices established by the arbitration ruling will increase fuel expense by approximately $0.4 million per year in the future. Natural gas prices were lower in the second quarter of 2002 compared with the same period in 2001. The average cost of fuel per kWh generated for the second quarter of 2002 and 2001 was 1.98 cents and 2.12 cents, respectively. For the six months ended June 30, 2002, fuel expense decreased $30 million, a 22% decrease. The average cost of fuel per kWh generated for the first six months of 2002 and 2001 was 1.92 cents and 2.26 cents, respectively. See Market Risks - Commodity Price Risk, above.

     Purchased Power expense decreased by $148 million, or 83%, in the second quarter of 2002 compared with the same period in 2001 due principally to decreased volume of wholesale trading activity and lower wholesale prices in the forward and spot energy markets. Electric wholesale sales decreased 528,000 MWh and the average market price for around-the-clock energy decreased $111 per MWh for the second quarter 2002, compared with the same period in 2001. For the six months ended June 30, 2002, Purchased Power expense decreased $184 million, a 82% decrease from the same period in 2001. In the six months ended June 30, 2002, electric wholesale sales decreased 1,042,000 MWh and the average around-the-clock market price decreased $132 per MWh, compared with 2001.

     Other Operating Expenses
     ------------------------

     Other Operations and Maintenance expense decreased $7 million, or 15%, in the second quarter of 2002 compared with the same period in 2001. The primary reasons for this decrease include: $4 million expense related to a month-long scheduled maintenance outage at the San Juan Unit 2 generating plant; $2 million in scheduled repairs to the Irvington Unit 3 turbine generator and contracting fees at North Loop generating plant, and $1 million in additional post-retirement medical and other benefits, all of which occurred in 2001. Other Operations and Maintenance expense decreased by $10 million, or 11%, in the first six months of 2002 for the reasons mentioned above as well as a $5 million reduction in bad debt expense, offset by a $2 million increase in maintenance expense in the first quarter of 2002 related to a scheduled outage at Springerville Unit 1. The decrease in bad debt expense occurred because in January 2001, we recorded $7 million in reserves, of which $5 million was recorded as expense, to cover our credit exposure for risk of non-payment from electric wholesale sales to California made in January 2001. See Note 8 of Notes to Condensed Consolidated Financial Statements. We recorded no such reserves in 2002.

     Depreciation and amortization expense increased $6 million, or 10%, in the first six months of 2002, compared with the same period in 2001. Depreciation expense increased due to a $125 million increase in the depreciable asset base, which represents (i) new line extensions to support new business, (ii) the addition of a 75 MW gas turbine placed in-service in June 2001, and (iii) routine improvements to TEP's system. These increases were partially offset by reduced depreciation in the second quarter of 2002 resulting from an increase in the estimated useful lives of gas-fired generating units and internal combustion turbines located in Tucson. See
Note 11 of Notes to Condensed Consolidated Financial Statements.

     Other Income
     ------------

     TEP's income statements for the quarters ended June 30, 2002 and 2001 each include $2 million of Interest Income on the promissory note TEP received from UniSource Energy in exchange for the transfer of its stock in Millennium. On UniSource Energy's consolidated income statement, this income is eliminated as an intercompany transaction.

     TEP's Interest Income for the second quarter and first six months of 2002 was $2 million and $3 million higher, respectively, compared with the same periods in 2001, due to our January 2002 investment in $96 million of Springerville Coal Handling Facilities Lease debt and our May 2002 investment in $3 million of Springerville Unit 1 lease debt. See Liquidity and Capital Resources, below, and Note 6 of Notes to Condensed Consolidated Financial Statements.

     Interest Expense
     ----------------

     Interest Expense for the second quarter and first six months of 2002 decreased by $2 million and $4 million, respectively, compared with the same periods in 2001, primarily due to decreases in the average interest rate on long-term variable rate tax-exempt debt and reduced capital lease obligations in 2002.

     Income Tax Expense
     ------------------

     Income taxes decreased $4 million, or 28%, for the second quarter of 2002 and $21 million, or 66%, for the first six months of 2002, compared with the same periods in 2001, primarily due to $1.7 million of tax credits recognized in the second quarter of 2002, as well as lower pre-tax income.


RESULTS OF MILLENNIUM ENERGY BUSINESSES
---------------------------------------

     The table below provides a breakdown of the after-tax net losses recorded by Millennium Energy Businesses:

                                  Three Months Ended       Six Months Ended
                                       June 30,                 June 30,
                                    2002       2001         2002        2001
------------------------------------------------------------------------------
                                           - Millions of Dollars -

Energy Technology Investments     $ (2.8)    $ (4.6)      $ (6.1)     $ (7.8)
Other                               (1.6)       0.2         (1.6)        0.5
------------------------------------------------------------------------------
Total Millennium                  $ (4.4)    $ (4.4)      $ (7.7)     $ (7.3)
==============================================================================

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


RESULTS OF UED
--------------

     UED was established in February 2001 and owns a 20 MW gas turbine, which it leases to TEP under an operating lease arrangement. UED recorded a net profit of $0.2 million for the quarter ended June 30, 2002 and $0.6 million for the first six months of 2002. UED's income represents rental income, less expenses, under the operating lease. This rental income is eliminated from UniSource Energy's after-tax earnings as an intercompany transaction.

     UED is developing the expansion of the Springerville Generating Station. As of June 30, 2002, the capitalized costs on UED's balance sheet were approximately $13.1 million. If the project does not proceed, the capitalized project development costs will be immediately expensed. See Future Generating Resources and Critical Accounting Policies -
Capitalization of UED Project Development Costs, above.


DIVIDENDS ON COMMON STOCK
-------------------------

     UniSource Energy
     ----------------

     On May 10, 2002, UniSource Energy declared a cash dividend of $0.125 per share on its Common Stock. This dividend, totaling approximately $4 million, was paid June 10, 2002 to shareholders of record at the close of business on May 24, 2002. On August 1, 2002, UniSource Energy declared a cash dividend in the amount of $0.125 per share on its Common Stock, payable September 10, 2002 to shareholders of record at the close of business August 16, 2002.

     UniSource Energy's Board of Directors will review our dividend level on a continuing basis, taking into consideration a number of factors including our results of operations and financial condition, general economic and competitive conditions, and the cash flow from our subsidiary companies, TEP, Millennium and UED.

     TEP
     ---

     On August 1, 2002, TEP declared a cash dividend in the amount of $10 million, which it paid to UniSource Energy on August 5, 2002. In December 2001, TEP declared and paid a dividend of $50 million. UniSource Energy is the primary holder of TEP's common stock.

     TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants, including a covenant that requires TEP to maintain a minimum level of net worth. As of June 30, 2002, the required minimum net worth was $269 million. TEP's actual net worth at June 30, 2002 was $338 million. As of June 30, 2002, TEP was in compliance with the terms of the Credit Agreement. See Investing and Financing Activities - TEP Bank Credit Agreement, below.

     The ACC Holding Company Order states that TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings until TEP's equity ratio equals 37.5% of total capital (excluding capital lease obligations). As of June 30, 2002, TEP's equity ratio on that basis was 23%.

     In addition to these limitations, the Federal Power Act states that dividends shall not be paid out of funds properly included in the capital account. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis to pay dividends from current year earnings. Therefore, TEP declared its August 2002 dividend from year to date 2002 earnings and its December 2001 dividend from 2001 earnings since TEP had an accumulated deficit, rather than positive retained earnings.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  OVERALL LIQUIDITY

     Our primary source of liquidity is our cash flow from operations, which exceeded $200 million in each of the past two years. These cash flows are derived primarily from retail and wholesale energy sales at TEP, net of the related payments for fuel and purchased power. In the last two years, our cash flows have benefited from higher margins on wholesale energy sales in the western U.S. power markets. This enabled us to increase our cash levels from $145 million at year-end 1999 to $228 million at year-end 2001. We have been using our available cash to finance capital expenditures, primarily at TEP, to make investments in our energy technology affiliates, to pay dividends to shareholders, and to reduce leverage at TEP by repaying high coupon debt and investing in lease debt. For example, in January 2002, we purchased $96 million principal amount of lease debt bearing an average coupon of 14.3% and in May 2002, we purchased $3 million principal amount of Springerville Unit 1 lease debt bearing a coupon of 10.7%.

     We do not expect the wholesale energy market conditions to be as favorable in 2002, with market prices and margins lower than we saw in the last two years. Another factor that could affect our cash flows from operations is reduced energy demand by our large mining customers. As we have reported elsewhere in this document, our two major mining customers have reduced operations during the last few years due to lower copper prices. This trend will continue and as we entered 2002, we expected a 40 MW load reduction to our system peak demand related to these mining customers. While this load reduction by our mining customers did occur, we experienced increased consumption by our other retail customers, which caused us to reach a new peak demand in June 2002. We cannot predict, however, whether continued higher consumption by our other retail customers will offset the decreased mining load.

     In the event that we experience lower cash from operations due to these, or other events, we will adjust our discretionary uses of cash accordingly. We believe, however, that we will continue to have sufficient cash flow to cover our capital needs, as well as required debt payments and dividends to shareholders. Furthermore, we believe that even with lower wholesale energy prices and lower demand from mining customers, we will have sufficient excess cash flow to continue to make annual discretionary debt reductions or lease debt investments at TEP in the range of $30 million. TEP's $100 million Revolving Credit Facility provides us with another major source of liquidity. TEP has borrowed under this facility only one time for a period of approximately one month during the past four years. At June 30, 2002, there were no outstanding borrowings under this facility. If TEP encountered temporary cash needs during the course of the year, it would borrow from this Revolving Credit Facility.

     The Revolving Credit Facility is part of TEP's Bank Credit Agreement, which matures on December 30, 2002. The Credit Agreement also includes a $341 million Letter of Credit Facility (LOC) which supports $329 million of tax-exempt variable rate bonds. If TEP fails to extend or replace the LOCs or to otherwise refinance the bonds prior to the expiration date, the bonds would be subject to mandatory redemption. Therefore, the $329 million in bonds have been classified as current liabilities on our balance sheet as of June 30, 2002 and December 31, 2001. TEP is negotiating with its banks and believes that it will be able to complete a new credit agreement prior to the maturity of its existing Credit Agreement. At that time, the $329 million in tax-exempt variable rate bonds will be classified as Long-Term Debt. See Investing and Financing Activities - TEP Bank Credit Agreement, below.

     There have been no significant changes in our contractual obligations or other commercial commitments from those reported in our 2001 Annual Report on Form 10-K.

     CASH FLOWS

     UniSource Energy
     ----------------

     Consolidated cash and cash equivalents decreased from the June 30, 2001 balance of $179 million to $66 million at June 30, 2002. For the twelve-month period ended June 30, 2002, net cash outflows for investing and financing activities exceeded the cash generated from operating activities.

     Net cash flows from operating activities decreased by $91 million in the first six months of 2002 compared with the same period in 2001. The net decrease resulted primarily from the following factors:

   - $72 million decrease in cash receipts from sales to wholesale and retail customers, net of fuel and purchased power costs paid;
   - $24 million increase in capital lease interest paid as a result of early payment of Springerville Lease payments; offset by
   - $5 million decrease in income taxes paid due to lower pre-tax income.

     Net cash used for investing activities totaled $160 million in the first six months of 2002, compared with $80 million during the same period in 2001. TEP spent $101 million to purchase and hold outstanding Springerville Coal Handling Facilities Lease debt in January 2002 and $3 million to purchase and hold outstanding Springerville Unit 1 lease debt in May 2002. See Investment in Springerville Lease Debt and Equity, below. Capital expenditures were $18 million higher in 2001 than in 2002, and included $15 million incurred by UED in its purchase of a 20 MW gas turbine, which was placed in-service in June 2001. Investments in and loans to Millennium Energy Businesses decreased $7 million in 2002 and $7 million in proceeds from the sale of real estate was received in 2001.

     Net cash used for financing activities totaled $26 million in the first six months of 2002, compared with $18 million in the same period in 2001. In 2002, UniSource Energy paid approximately $18 million to retire capital lease obligations and $8 million in dividends.

     UniSource Energy's consolidated cash balance, including cash equivalents, at August 5, 2002 was approximately $92 million. We invest cash balances in high-grade money market securities with an emphasis on preserving the principal amounts invested.

     TEP
     ---

     Cash and cash equivalents decreased from the June 30, 2001 balance of $151 million to $32 million at June 30, 2002. For the twelve-month period ended June 30, 2002, net cash outflows for investing and financing activities exceeded the cash generated from operating activities.

     The reasons for the changes in TEP's statement of cash flows are incorporated above in the analysis of the changes in UniSource Energy's consolidated cash flows.

     TEP's consolidated cash balance, including cash equivalents, at August 5, 2002 was approximately $74 million.


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

     Capital Expenditures
     --------------------

     TEP's capital expenditures for the three months and six months ended June 30, 2002 were $23 million and $47 million respectively. TEP's forecast for capital expenditures for the year ending December 31, 2002 was originally expected to be approximately $124 million, including expected expenditures in 2002 for the construction of a 62-mile transmission line from Tucson to Nogales, Arizona. This forecast has been adjusted downward to approximately $104 million to reflect a change in the timing of the expenditures for the 62-mile transmission line. These expenditures include costs for TEP to comply with current federal and state environmental regulations. Actual construction expenditures may differ from these estimates due to changes in business conditions, construction schedules, environmental requirements and changes to our business arising from retail competition. TEP plans to fund these expenditures through internally-generated cash flow.

     In January 2001, TEP and Citizens Communications Company entered into a project development agreement for the joint construction of the 62-mile transmission line. In January 2002, the ACC approved the location and construction of the proposed 345 kV line, almost half of which runs through a national forest. A drought-caused closure of the forest in June 2002 has delayed the progress on the environmental impact study required for Federal project approval. A U.S. Department of Energy (DOE) and Forest Service record of decision is expected to occur in the third or fourth quarter of 2003, and construction could begin in the fourth quarter of 2003, with completion expected by the second or third quarter of 2004. Construction costs are expected to be approximately $70 million. TEP has also applied to the DOE for a Presidential Permit that would allow building an extension of the line across the international border with Mexico to interconnect with Mexico's utility system, providing further reliability and market opportunities in the region.

     The estimated expenditures listed above do not include any amounts for the potential expansion of the Springerville Generating Station.
Springerville generation expenditures are expected to be made by UED. See Investing and Financing Activities - UED, below.

     TEP Bank Credit Agreement
     -------------------------

     TEP has a $441 million Credit Agreement with a number of banks which matures on December 30, 2002. The agreement consists of a $100 million Revolving Credit Facility and a $341 million Letter of Credit Facility.
The Revolving Credit Facility is used to provide liquidity for general corporate purposes. The Letter of Credit Facility supports $329 million aggregate principal amount of tax-exempt variable rate debt. The facilities are secured by $441 million in aggregate principal amount of Second Mortgage Bonds. The Credit Agreement contains a number of restrictive covenants including restrictions on additional indebtedness, liens, sale of assets or mergers and sale-leasebacks. The Credit Agreement also contains several financial covenants including (a) a minimum Consolidated Tangible Net Worth equal to the sum of $133 million plus 40% of cumulative Consolidated Net Income since January 1, 1997, (b) a minimum Cash Coverage Ratio of 1.55 in 2002, and (c) a maximum Leverage Ratio of
6.20 in 2002. As of June 30, 2002, TEP was in compliance with these financial covenants.

     As of June 30, 2002 and as of August 2, 2002, TEP had no borrowings outstanding under its $100 million Revolving Credit Facility.

     TEP intends to enter into a new credit agreement prior to the maturity of its existing Credit Agreement, in a structure substantially similar to its existing facilities. TEP has filed an application with the ACC for authority to refinance its Credit Agreement. We cannot, however, predict the terms and the pricing that will be available. The $329 million in aggregate principal amount of tax-exempt variable rate debt that is supported by the Letter of Credit Facility has been classified as Current Maturities of Long-Term Debt on TEP's Balance Sheet for the period ended June 30, 2002 because the Letter of Credit Facility matures on December 30, 2002. Once a longer term Letter of Credit Facility has been completed, the bonds will be classified as Long-Term Debt.

     Investment in Springerville Lease Debt and Equity
     -------------------------------------------------

     In May 2002, TEP purchased $3 million of the outstanding Springerville Unit 1 lease debt.

     In December 2001, TEP purchased a 13% ownership interest in the Springerville Coal Handling Facilities Leases for $13 million. In January 2002, TEP purchased all $96 million of the capital lease debt related to these leases for $101 million. In a related transaction, in March 2002, TEP cancelled that portion of the leases related to its equity interest, as it held both the ownership interest and the debt. This transaction resulted in a $21 million reduction to the capital lease obligation. The residual value of the leased asset is carried at cost.

  MILLENNIUM

     Millennium's significant investments, commitments and investment proceeds are discussed below.

     Energy Technology Investments
     -----------------------------

     We refer to Global Solar, IPS, MicroSat and ITN collectively as our Energy Technology Investments. During the first quarter of 2002, Millennium reallocated a $10 million line of credit commitment from MicroSat to Global Solar and IPS. During the second quarter of 2002, Millennium committed an additional $10 million in funding to Global Solar. Millennium's advances to the Energy Technology Investments totaled $12.7 million during the first half of 2002.

     On April 3, 2002, Millennium signed a letter agreement that facilitates the change in the ownership structure of the Energy Technology Investments to better align our ownership interest in these investments with Millennium's business plans. Millennium retains its preferred shareholder and distribution status. Under the letter agreement,
Millennium:
   - increases its ownership of Global Solar from 67% to 81%;
   - increases its ownership of IPS from 67% to 70%;
   - decreases its ownership of MicroSat from 49% to 35%;
   - decreases its ownership of ITN from 49% to 19%; and
   - will provide additional contingent capital contributions of up to $2.7 million, primarily to fund research and development activities at ITN.

     Regardless of ownership percentage, as sole funder of the Energy Technology Investments, Millennium continues to recognize 100% of the losses from operations of these companies. Millennium expects to fund between $10 million and $13 million of its commitments to its Energy Technology Investments in the second half of 2002. A significant portion of the funding under these agreements will be used for research and development purposes and other administrative costs. As funds are expended for these purposes, we will recognize expense. Additional investment commitments may be made to these technology investments depending on their funding requirements and business outlook. In addition, Millennium is seeking external investors for the Energy Technology Investment companies.

     Other Millennium Investments and Commitments
     --------------------------------------------

     Millennium has a $15 million capital commitment to a limited partnership that funds energy related investments. As of June 30, 2002, Millennium had funded $6 million of this commitment. The remaining $9 million is expected to be funded within the next three years. A member of the UniSource Energy Board of Directors has an investment in the limited partnership and is a managing director of the general partner of the limited partnership.

     Millennium has a $5 million capital commitment to a venture capital fund that will focus on information technology, optics and biotechnology, primarily within the retail service territory of TEP. A second member of the UniSource Energy Board of Directors owns the company that manages the fund. At June 30, 2002, Millennium had funded approximately $1 million of this commitment. Millennium expects to fund no more than $1 million in the second half of 2002.

     Millennium owns a controlling 50.5% interest in Powertrusion International, Inc., a manufacturer of lightweight utility poles. During the second quarter of 2002, Millennium committed to provide an additional $2 million of funding to maintain its controlling interest. On July 1, 2002, Millennium contributed $1 million. The remaining $1 million will be remitted by August 15, 2002.

     On April 1, 2002, Millennium invested $2 million in a start-up company established to market energy-related products, bringing Millennium's total investment to $3.1 million. Millennium's net remaining investment, after the results of operations, was $1.9 million at June 30, 2002.

     On July 15, 2002, Millennium invested $20 million in a company created to develop up to 800 megawatts of coal-fired generation in the Sabinas region of Coahuila, Mexico. Millennium received a 50% share of Carboelectrica Sabinas, S. de. R.L. of C.V., a Mexican limited liability company ("Sabinas"). The other 50% of Sabinas is owned by Altos Hornos de Mexico, S.A. de C.V., ("AHMSA") and certain of its affiliates. Sabinas also owns approximately 19% of Minerales de Monclova , S.A. de C.V., an owner of coal reserves and a supplier of metallurgical coal to the steel industry and thermal coal to CFE, the Mexican electricity commission. Under certain circumstances, Millennium has the right to put its interest in Sabinas to an AHMSA affiliate for $20 million plus an accrued service fee. These circumstances include failure of Sabinas to reach financial closing on the generation project within three years. Millennium's put option is secured by collateral with a value currently in excess of $20 million. UniSource Energy's Chairman and Chief Executive Officer is a member of the board of directors of AHMSA.

  UED

     UED is responsible as project developer for facilitating the Springerville Generating Station expansion project construction. See Future Generating Resources above. To date, we have funded approximately $13 million for development of the project. We expect to provide an additional $20 million to $100 million in funding for development prior to closing of construction financing. Our funding to UED will depend upon the timing of the financial closing of the project and UED's ultimate ownership percentage of the project. We presently anticipate closing construction financing in late 2002 or early 2003. Total construction costs for the project, to the extent UED builds two units, are expected to range from $900 million to $1.1 billion from 2002 to 2006, and total project costs, which include construction costs, various development costs and interest during construction, are expected to exceed $1.3 billion. We can make no assurances, however, about the ultimate timing, or whether we will proceed with this project.


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

     See Note 7 of Notes to Condensed Consolidated Financial Statements - TEP Contingencies.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

     UniSource Energy conducted its annual meeting of shareholders on May 10, 2002. At that meeting, the shareholders of UniSource Energy elected members of the Board of Directors.

     The total votes were as follows:
                                           Against                     Broker
                             For         or Withheld      Abstain     Non-Votes
                             ---         -----------      -------     ---------

Lawrence J. Aldrich       29,943,941        566,202       439,473         -
Larry W. Bickle           30,127,780        566,202       255,634         -
Elizabeth T. Bilby        30,235,093        566,202       148,321         -
Harold W. Burlingame      30,165,695        566,202       217,719         -
John L. Carter            29,931,651        566,202       451,763         -
Daniel W.L. Fessler       29,949,164        566,202       434,250         -
Kenneth Handy             30,162,441        566,202       220,973         -
Warren Y. Jobe            30,154,098        566,202       229,316         -
James S. Pignatelli       30,242,774        566,202       140,640         -
H. Wilson Sundt           30,145,383        566,202       238,031         -


     At UniSource Energy's annual meeting of shareholders on May 10, 2002, an amended and restated UniSource Energy Outside Director Stock Option Plan was approved.

     The total votes were as follows:
                                           Against                     Broker
                             For         or Withheld      Abstain     Non-Votes
                             ---         -----------      -------     ---------
Amended and Restated
Outside Director
Stock Option Plan         18,371,036     12,365,911       212,670         -

ITEM 5. - OTHER INFORMATION
--------------------------------------------------------------------------------

  ADDITIONAL FINANCIAL DATA

     The following table reflects the ratio of earnings to fixed charges for TEP:

                                 6 Months Ended     12 Months Ended
                                     June 30,            June 30,
                                       2002               2002
                                 --------------     ---------------
    Ratio of Earnings to               1.35               1.54
    Fixed Charges


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


                                     UNISOURCE ENERGY CORPORATION
                                     ----------------------------
                                             (Registrant)

Date: August 9, 2002                    /s/  Kevin Larson
                                     ----------------------------
                                             Kevin Larson
                                     Vice President and Principal
                                             Financial Officer



                                     TUCSON ELECTRIC POWER COMPANY
                                     -----------------------------
                                             (Registrant)

Date: August 9, 2002                    /s/  Kevin Larson
                                     -----------------------------
                                             Kevin Larson
                                     Vice President and Principal
                                             Financial Officer

                               EXHIBIT INDEX


     12 - Computation of Ratio of Earnings to Fixed Charges - TEP.
     15 - Letter regarding unaudited interim financial information.
     99 - Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).