Form 10-Q
period 2002-09-30
UNISOURCE ENERGY CORP; TUCSON ELECTRIC POWER CO
filed 2002-11-14
CIK 941138, 100122

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

  (Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2002

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

      At November 7, 2002, 33,574,515 shares of UniSource Energy Corporation's Common Stock, no par value (the only class of Common Stock) were outstanding.

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

PART I  - FINANCIAL INFORMATION

Item 1. - Financial Statements
  UniSource Energy Corporation
    Comparative Condensed Consolidated Statements of Income.................2
    Comparative Condensed Consolidated Statements of Cash Flows.............3
    Comparative Condensed Consolidated Balance Sheets.......................4
    Condensed Consolidated Statement of Changes in Stockholders' Equity.....5
  Tucson Electric Power Company
    Comparative Condensed Consolidated Statements of Income.................6
    Comparative Condensed Consolidated Statements of Cash Flows.............7
    Comparative Condensed Consolidated Balance Sheets.......................8
    Condensed Consolidated Statement of Changes in Stockholders' Equity.....9
  Notes to Condensed Consolidated Financial Statements
  Note 1.  Nature of Operations and Basis of Accounting Presentation.......10
  Note 2.  Regulatory Accounting...........................................10
  Note 3.  Accounting for Derivative Instruments, Trading Activities
             and Hedging Activities........................................11
  Note 4.  Millennium Energy Businesses....................................12
  Note 5.  Business Segments...............................................14
  Note 6.  Capital Leases and Investments in Lease Debt and Equity.........15
  Note 7.  Commitments and Contingencies...................................15
  Note 8.  Wholesale Accounts Receivable and Allowances....................16
  Note 9.  Income Taxes....................................................16
  Note 10. UniSource Energy Earnings Per Share (EPS).......................17
  Note 11. Change in Depreciable Asset Lives...............................18
  Note 12. Coal Contract Termination Fee...................................18
  Note 13. Asset Purchase Agreements.......................................18
  Note 14. New Accounting Pronouncements...................................19
  Note 15. Review by Independent Accountants...............................19

Item 2.  - Management's Discussion and Analysis of Financial Condition
    and Results of Operations
  Overview.................................................................20
  Asset Purchase Agreements................................................21
  Factors Affecting Results of Operations
    Sales to Mining Customers..............................................22
    Competition............................................................22
    Industry Restructuring.................................................23
    Western Energy Markets.................................................25
    Market Risks...........................................................26
    Generating Resources...................................................29
    Future Generating Resources............................................29
  Critical Accounting Policies.............................................30
  Results of Operations....................................................32
  Results of Millennium Energy Businesses..................................36
  Results of UED...........................................................37
  Dividends on Common Stock................................................37

                             TABLE OF CONTENTS
                                (concluded)

  Liquidity and Capital Resources
    Overall Liquidity......................................................37
    Cash Flows
      UniSource Energy.....................................................38
      TEP..................................................................39
  Investing and Financing Activities
      UniSource Energy.....................................................39
      TEP..................................................................39
      Millennium...........................................................41
      UED..................................................................42
  Safe Harbor for Forward-Looking Statements...............................42

Item 3. - Quantitative and Qualitative Disclosures About Market Risk.......44

Item 4. - Controls and Procedures..........................................44


PART II - OTHER INFORMATION

Item 1. - Legal Proceedings................................................45

Item 5. - Other Information
    Additional Financial Data..............................................46
    Approval of Non-Audit Services.........................................46
    SEC Reports Available on UniSource Energy's Website....................46

Item 6. - Exhibits and Reports on Form 8-K.................................46

Signature Page.............................................................47
Certification Pursuant to Section 302 of the Sarabanes-Oxley Act...........48
Exhibit Index..............................................................52

                                  DEFINITIONS

The abbreviations and acronyms used in the 2002 Third Quarter Form 10-Q are defined below:
--------------------------------------------------------------------------------

ACC..........................  Arizona Corporation Commission.
ACC Holding Company Order....  The order approved by the ACC in November 1997 allowing TEP to form a holding company.
AISA.........................  Arizona Independent Scheduling Administrator,
                                 a temporary organization required by the ACC
                                 Retail Electric Competition Rules.
Capacity.....................  The ability to produce power; the most power a unit can produce or the maximum that can
                                 be taken under a contract; measured in MWs.
CISO.........................  California Independent System Operator.
Citizens.....................  Citizens Communications Company.
Common Stock.................  UniSource Energy's common stock, without par value.
Company or UniSource Energy..  UniSource Energy Corporation.
Cooling Degree Days..........  An index used to measure the impact of weather on energy usage calculated by subtracting 75
                                 from the average of the high and low daily
                                 temperatures.
CPX..........................  California Power Exchange.
Credit Agreement.............  Credit Agreement between TEP and a syndicate of banks, dated as of December 30, 1997.
Desert STAR..................  The ISO formed in the southwestern U.S., in which TEP was a participant.
Emission Allowance(s)........  An Environmental Protection Agency-issued allowance which permits emission of one ton
                                 of sulfur dioxide.  These allowances can be
                                 bought or sold.
Energy.......................  The amount of power produced over a given period of time; measured in MWh.
ESP..........................  Energy Service Provider.
FAS 71.......................  Statement of Financial Accounting Standards
                                 No. 71: Accounting for the Effects of
                                 Certain Types of Regulation.
FAS 133......................  Statement of Financial Accounting Standards
                                 No. 133: Accounting for Derivative
                                 Instruments and Hedging Activities.
FERC.........................  Federal Energy Regulatory Commission.
GAAP.........................  Generally Accepted Accounting Principles.
GES..........................  Global Energy Solutions, Inc., was merged into Global Solar as a result of the letter
                                 agreement signed April 3, 2002.
Global Solar.................  Global Solar Energy, Inc., a company that develops and manufactures thin-film
                                 photovoltaic cells.  As a result of a letter
                                 agreement signed April 3, 2002, Millennium
                                 will own at least 81% of Global Solar.
IPS..........................  Infinite Power Solutions, Inc., a company that develops thin-film batteries.  As a result
                                 of a letter agreement signed April 3, 2002,
                                 Millennium will own at least 70% of IPS.
IRS..........................  Internal Revenue Service.
Irvington....................  Irvington Generating Station.
ISO..........................  Independent System Operator.
ITN..........................  ITN Energy Systems, Inc., a company owned 9%
                                 by Millennium, which was formed to provide
                                 research, development, and other services.
kWh..........................  Kilowatt-hour(s).
MEG..........................  Millennium Environmental Group, Inc., a wholly-
                                 owned subsidiary of Millennium, which manages and trades emission allowances, coal, and related financial instruments.
MicroSat.....................  MicroSat Systems, Inc., a company owned 35% by
                                 Millennium, which was formed to develop and
                                 commercialize small-scale satellites.
Millennium...................  Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UniSource Energy.
MW...........................  Megawatt(s).
MWh..........................  Megawatt-hour(s).
NOPR.........................  Notice of Proposed Rulemaking; a notice issued by the FERC proposing standard market design
                                 rules for wholesale electricity, transmission, and ancillary services in the United States.
PG&E.........................  Pacific Gas and Electric Company.
Powertrusion.................  Powertrusion International, Inc.
Revolving Credit Facility....  $100 million revolving credit facility entered into under the Credit Agreement between a syndicate of banks and TEP.

                                  DEFINITIONS
                                  (concluded)

RTO..........................  Regional Transmission Organization.
Rules........................  Retail Electric Competition Rules.
San Juan.....................  San Juan Generating Station.
San Juan Unit 1..............  Unit 1 of the San Juan Generating Station, which is 50% owned by TEP.
San Juan Unit 2..............  Unit 2 of the San Juan Generating Station, which is 50% owned by TEP.
SCE..........................  Southern California Edison Company.
Second Mortgage Bonds........  TEP's second mortgage bonds issued under the
                                 Indenture of Mortgage and Deed of Trust, dated as of December 1, 1992, of TEP to the Bank of New York, successor trustee, as supplemented.
Settlement Agreement.........  TEP's Settlement Agreement approved by the ACC in
                                 November 1999 that provided for electric retail competition and transition asset recovery.
Springerville................  Springerville Generating Station.
Springerville Coal Handling
  Facilities Leases..........  Leveraged lease arrangements relating to the coal handling facilities serving Springerville.
Springerville Common
  Facilities.................  Facilities at Springerville used in common with
                                 Springerville Unit 1 and Springerville Unit 2.
Springerville Unit 1.........  Unit 1 of the Springerville Generating Station.
Springerville Unit 2.........  Unit 2 of the Springerville Generating Station.
SRP..........................  Salt River Project Agricultural Improvement and
                                 Power District.
TEP..........................  Tucson Electric Power Company, the principal subsidiary of UniSource Energy.
UED..........................  UniSource Energy Development Company, a wholly-
                                 owned subsidiary of UniSource Energy, which
                                 engages in developing generation resources and other project development services and related activities.
UniSource Energy.............  UniSource Energy Corporation.
WestConnect..................  The for-profit RTO formed by the reorganization of Desert STAR, in which TEP is a participant.
WECC.........................  Western Electricity Coordinating Council, the
                                 organization formed upon the merger of the Western Systems Coordinating Council,
                                 Southwest Regional Transmission Association and Western Regional Transmission Association.

                     Report of Independent Accountants


To the Board of Directors and Stockholders of UniSource Energy Corporation and to the Board of Directors and Stockholder of Tucson Electric Power Company

We have reviewed the accompanying condensed consolidated balance sheets of UniSource Energy Corporation and its subsidiaries (the Company) and of Tucson Electric Power Company and its subsidiaries (TEP) as of September 30, 2002, and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2002 and 2001 and the condensed consolidated statements of stockholders' equity for the nine-month period ended September 30, 2002, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


PricewaterhouseCoopers LLP
Los Angeles, California
November 1, 2002

                           PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                          Three Months Ended
                                                             September 30,
                                                           2002        2001
                                                              (Unaudited)
-------------------------------------------------------------------------------
                                                       - Thousands of Dollars -
Operating Revenues
 Electric Retail Revenues                               $214,432      $212,108
 Electric Wholesale Revenues                              41,125       206,913
 Net Gain (Loss) on TEP Forward Contracts and MEG
  Trading Activities                                         375        (2,916)
 Other Revenues                                            2,614         4,284
-------------------------------------------------------------------------------
    Total Operating Revenues                             258,546       420,389
-------------------------------------------------------------------------------
Operating Expenses
 Fuel                                                     58,422        67,807
 Purchased Power                                          23,345       202,419
 Coal Contract Termination Fee                            11,250             -
 Other Operations and Maintenance                         46,668        42,825
 Depreciation and Amortization                            31,107        30,401
 Amortization of Transition Recovery Asset                10,790         9,627
 Taxes Other Than Income Taxes                            11,753        12,034
-------------------------------------------------------------------------------
    Total Operating Expenses                             193,335       365,113
-------------------------------------------------------------------------------
      Operating Income                                    65,211        55,276
-------------------------------------------------------------------------------
Other Income (Deductions)
 Interest Income                                           5,231         3,566
 Other Income (Deductions)                                  (239)        9,268
-------------------------------------------------------------------------------
    Total Other Income (Deductions)                        4,992        12,834
-------------------------------------------------------------------------------
Interest Expense
 Long-Term Debt                                           14,225        14,996
 Interest on Capital Leases                               21,905        22,919
 Other Interest Expense                                    2,047         1,871
-------------------------------------------------------------------------------
    Total Interest Expense                                38,177        39,786
-------------------------------------------------------------------------------
Income Before Income Taxes and
 Cumulative Effect of Accounting Change                   32,026        28,324
 Income Tax Expense                                        9,207        12,776
-------------------------------------------------------------------------------
Income Before Cumulative Effect of Accounting Change      22,819        15,548
Cumulative Effect of Accounting Change - Net of Tax            -             -
-------------------------------------------------------------------------------
Net Income                                              $ 22,819      $ 15,548
===============================================================================
Average Shares of Common Stock Outstanding (000)          33,692        33,472
===============================================================================
Basic Earnings per Share
 Income Before Cumulative Effect of Accounting Change      $0.68         $0.46
 Cumulative Effect of Accounting Change - Net of Tax           -             -
 Net Income                                                $0.68         $0.46
===============================================================================
Diluted Earnings per Share
 Income Before Cumulative Effect of Accounting Change      $0.67         $0.45
 Cumulative Effect of Accounting Change - Net of Tax           -             -
 Net Income                                                $0.67         $0.45
===============================================================================
Dividends Paid per Share                                  $0.125         $0.10
===============================================================================

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                          Nine Months Ended
                                                            September 30,
                                                           2002      2001
                                                             (Unaudited)
-------------------------------------------------------------------------------
                                                       - Thousands of Dollars -
Operating Revenues
 Electric Retail Revenues                               $521,064      $518,452
 Electric Wholesale Revenues                             125,911       567,657
 Net Gain (Loss) on TEP Forward Contracts and
  MEG Trading Activities                                     936         4,253
 Other Revenues                                            9,033        11,158
-------------------------------------------------------------------------------
    Total Operating Revenues                             656,944     1,101,520
-------------------------------------------------------------------------------
Operating Expenses
 Fuel                                                    164,937       203,900
 Purchased Power                                          46,909       419,251
 Coal Contract Termination Fee                            11,250             -
 Other Operations and Maintenance                        140,890       147,450
 Depreciation and Amortization                            96,075        88,451
 Amortization of Transition Recovery Asset                20,311        17,464
 Taxes Other Than Income Taxes                            34,704        35,870
-------------------------------------------------------------------------------
    Total Operating Expenses                             515,076       912,386
-------------------------------------------------------------------------------
      Operating Income                                   141,868       189,134
-------------------------------------------------------------------------------
Other Income (Deductions)
 Interest Income                                          14,913        11,293
 Other Income (Deductions)                                    83         5,408
-------------------------------------------------------------------------------
    Total Other Income (Deductions)                       14,996        16,701
-------------------------------------------------------------------------------
Interest Expense
 Long-Term Debt                                           42,649        46,672
 Interest on Capital Leases                               65,778        68,307
 Other Interest Expense                                    6,383         4,995
-------------------------------------------------------------------------------
    Total Interest Expense                               114,810       119,974
-------------------------------------------------------------------------------
Income Before Income Taxes and
 Cumulative Effect of Accounting Change                   42,054        85,861
 Income Tax Expense                                       13,661        38,264
-------------------------------------------------------------------------------
Income Before Cumulative Effect of Accounting Change      28,393        47,597
Cumulative Effect of Accounting Change - Net of Tax            -           470
-------------------------------------------------------------------------------
Net Income                                              $ 28,393      $ 48,067
===============================================================================
Average Shares of Common Stock Outstanding (000)          33,665        33,360
===============================================================================
Basic Earnings per Share
 Income Before Cumulative Effect of Accounting Change      $0.84         $1.43
 Cumulative Effect of Accounting Change - Net of Tax           -         $0.01
 Net Income                                                $0.84         $1.44
===============================================================================
Diluted Earnings per Share
 Income Before Cumulative Effect of Accounting Change      $0.83         $1.39
 Cumulative Effect of Accounting Change - Net of Tax           -         $0.01
 Net Income                                                $0.83         $1.40
===============================================================================
Dividends Paid per Share                                  $0.375         $0.30
===============================================================================

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended
                                                            September 30,
                                                           2002       2001
                                                             (Unaudited)
-------------------------------------------------------------------------------
                                                       - Thousands of Dollars -
Cash Flows from Operating Activities
  Cash Receipts from Electric Retail Sales              $550,291      $542,747
  Cash Receipts from Electric Wholesale Sales            191,468       575,613
  Interest Received                                       13,018        13,246
  MEG Cash Receipts from Trading Activity                 41,734             -
  MEG Performance Deposits                                 4,632           371
  Other Cash Receipts                                     18,119        15,928
  Fuel Costs Paid                                       (157,179)     (213,890)
  Purchased Power Costs Paid                            (108,875)     (387,877)
  Wages Paid, Net of Amounts Capitalized                 (57,378)      (52,809)
  Payment of Other Operations and Maintenance Costs      (93,984)     (102,544)
  Capital Lease Interest Paid                            (68,329)      (78,861)
  Taxes Paid, Net of Amounts Capitalized                 (69,040)      (68,104)
  Interest Paid, Net of Amounts Capitalized              (52,925)      (56,506)
  Income Taxes Paid                                      (10,416)      (30,259)
  MEG Cash Payments for Trading Activity                 (46,039)            -
  Coal Contract Termination Fee                          (11,250)            -
  Other Cash Payments                                     (7,692)       (5,411)
-------------------------------------------------------------------------------
    Net Cash Flows - Operating Activities                136,155       151,644
-------------------------------------------------------------------------------
Cash Flows from Investing Activities
  Capital Expenditures                                   (81,728)      (95,202)
  Investments in and Loans to Equity Investees           (28,553)      (19,101)
  Proceeds from the Sale of Millennium
   Energy Businesses                                           -        16,631
  Proceeds from the Sale of Real Estate                        -         6,580
  Purchase of Springerville Lease Debt and Equity       (134,989)            -
  Other                                                    4,866        (2,968)
-------------------------------------------------------------------------------
    Net Cash Flows - Investing Activities               (240,404)      (94,060)
-------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Repayments of Long-Term Debt                            (1,879)       (1,871)
  Payments on Capital Lease Obligations                  (19,620)      (25,894)
  Common Stock Dividends Paid                            (12,602)      (10,021)
  Other                                                    2,808         7,744
-------------------------------------------------------------------------------
    Net Cash Flows - Financing Activities                (31,293)      (30,042)
-------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents    (135,542)       27,542
Cash and Cash Equivalents, Beginning of Year             228,154       163,004
-------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                $ 92,612      $190,546
===============================================================================

SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION
-------------------------------------------------------------------------------
Net Income                                              $ 28,393      $ 48,067
Adjustments to Reconcile Net Income to Net Cash Flows
  Depreciation and Amortization Expense                   96,075        88,451
  Depreciation Recorded to Fuel and Other Operations
   and Maintenance Expense                                 4,190         4,442
  Amortization of Transition Recovery Asset               20,311        17,464
  Net Unrealized Gain on TEP Forward Contracts and MEG
   Trading Activities                                     (1,206)       (4,723)
  Amortization of Deferred Debt-Related Costs included
   in Interest Expense                                     1,428         1,507
  Deferred Income Taxes                                   14,521         7,961
  Losses of Unconsolidated Affiliates                      3,888        10,205
  Gain on Sale of Nations Energy's Holdings                    -       (10,737)
  Other                                                   (5,607)      (13,201)
  Changes in Assets and Liabilities which Provided
    (Used) Cash Exclusive of Changes Shown Separately
    Accounts Receivable                                   18,114       (26,024)
    Materials and Fuel                                       705        (1,383)
    Accounts Payable                                     (40,011)       37,971
    Interest Accrued                                      (9,817)      (18,349)
    Taxes Accrued                                          7,728        11,791
    Other Current Assets                                   2,640        (5,213)
    Other Current Liabilities                             (4,263)       (4,274)
    Other Deferred Assets                                 (7,669)       (2,898)
    Other Deferred Liabilities                             6,735        10,587
-------------------------------------------------------------------------------
Net Cash Flows - Operating Activities                   $136,155      $151,644
===============================================================================

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    September 30,  December 31,
                                                        2002          2001
                                                     (Unaudited)
-------------------------------------------------------------------------------
ASSETS                                               - Thousands of Dollars -
Utility Plant
  Plant in Service                                  $2,571,739      $2,498,046
  Utility Plant Under Capital Leases                   747,095         741,446
  Construction Work in Progress                         63,618          70,992
-------------------------------------------------------------------------------
    Total Utility Plant                              3,382,452       3,310,484
  Less Accumulated Depreciation and Amortization    (1,326,579)     (1,270,089)
  Less Accumulated Depreciation of Capital Lease
   Assets                                             (384,536)       (362,724)
-------------------------------------------------------------------------------
    Total Utility Plant - Net                        1,671,337       1,677,671
-------------------------------------------------------------------------------
Investments and Other Property                         313,751         182,747
-------------------------------------------------------------------------------
Current Assets
  Cash and Cash Equivalents                             92,612         228,154
  Accounts Receivable - Net                             96,666         119,646
  Materials and Fuel                                    43,758          45,052
  Deferred Income Taxes - Current                        7,392          11,165
  Current Regulatory Assets                              9,912          11,392
  Other                                                 29,534          30,891
-------------------------------------------------------------------------------
    Total Current Assets                               279,874         446,300
-------------------------------------------------------------------------------
Regulatory and Other Assets
  Transition Recovery Asset                            311,363         331,674
  Income Taxes Recoverable Through Future Revenues      58,506          64,239
  Other Regulatory Assets                               10,287           9,072
  Other Assets                                          41,450          35,014
-------------------------------------------------------------------------------
    Total Regulatory and Other Assets                  421,606         439,999
-------------------------------------------------------------------------------
Total Assets                                        $2,686,568      $2,746,717
===============================================================================
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock Equity                               $  441,496      $  424,722
  Capital Lease Obligations                            801,750         853,793
  Long-Term Debt                                       800,669         802,804
-------------------------------------------------------------------------------
    Total Capitalization                             2,043,915       2,081,319
-------------------------------------------------------------------------------
Current Liabilities
  Current Obligations Under Capital Leases              43,237          20,158
  Current Maturities of Long-Term Debt                 330,448         330,424
  Accounts Payable                                      44,104          84,011
  Interest Accrued                                      32,482          53,300
  Taxes Accrued                                         42,870          36,633
  Accrued Employee Expenses                             13,784          13,577
  Other                                                 28,348          16,768
-------------------------------------------------------------------------------
    Total Current Liabilities                          535,273         554,871
-------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    48,522          43,507
  Other                                                 58,858          67,020
-------------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities       107,380         110,527
-------------------------------------------------------------------------------
Commitments and Contingencies (Note 7)
-------------------------------------------------------------------------------
Total Capitalization and Other Liabilities          $2,686,568      $2,746,717
===============================================================================

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     Accumulated
                         Common          Accumulated    Other         Total
                         Shares   Common  Earnings  Comprehensive Stockholders'
                      Outstanding* Stock  (Deficit)     Income       Equity
-------------------------------------------------------------------------------
                                          (Unaudited)
                                        - In Thousands -

Balances at
 December 31, 2001       33,502  $660,123 $(235,401)  $       -      $424,722
-------------------------------------------------------------------------------
Comprehensive Income:
  2002 Year-to-Date Net
   Income                     -         -    28,393           -        28,393
                                                                     ---------
Total Comprehensive
  Income                                                               28,393
                                                                     ---------

  Shares Issued under
   Stock Compensation
   Plans                      8        75         -           -            75
  Shares Distributed by
   Deferred Compensation
   Trust                      3        45         -           -            45
  Shares Issued for
   Stock Options             60       864         -           -           864
  Dividends Declared          -         -   (12,603)          -       (12,603)
-------------------------------------------------------------------------------
Balances at
 September 30, 2002      33,573  $661,107 $(219,611)  $       -      $441,496
===============================================================================

*UniSource Energy has 75 million authorized shares of common stock.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                          Three Months Ended
                                                             September 30,
                                                           2002        2001
                                                              (Unaudited)
-------------------------------------------------------------------------------
                                                       - Thousands of Dollars -
Operating Revenues
 Electric Retail Revenues                               $214,432      $212,108
 Electric Wholesale Revenues                              41,125       206,913
 Net Unrealized Gain (Loss) on Forward Electric
  Sales and Purchases                                         85        (2,916)
 Other Revenues                                            1,380         2,105
-------------------------------------------------------------------------------
    Total Operating Revenues                             257,022       418,210
-------------------------------------------------------------------------------
Operating Expenses
 Fuel                                                     58,422        67,807
 Purchased Power                                          23,345       202,419
 Coal Contract Termination Fee                            11,250             -
 Other Operations and Maintenance                         39,712        37,497
 Depreciation and Amortization                            30,203        29,047
 Amortization of Transition Recovery Asset                10,790         9,627
 Taxes Other Than Income Taxes                            11,467        11,736
-------------------------------------------------------------------------------
    Total Operating Expenses                             185,189       358,133
-------------------------------------------------------------------------------
      Operating Income                                    71,833        60,077
-------------------------------------------------------------------------------
Other Income
 Interest Income                                           5,159         3,107
 Interest Income - Note Receivable from UniSource
  Energy                                                   2,352         2,351
 Other Income                                              1,651           349
-------------------------------------------------------------------------------
    Total Other Income                                     9,162         5,807
-------------------------------------------------------------------------------
Interest Expense
 Long-Term Debt                                           14,225        14,996
 Interest on Capital Leases                               21,885        22,907
 Other Interest Expense                                    1,931         1,858
-------------------------------------------------------------------------------
    Total Interest Expense                                38,041        39,761
-------------------------------------------------------------------------------
Income Before Income Taxes and
 Cumulative Effect of Accounting Change                   42,954        26,123
 Income Tax Expense                                       16,392        11,683
-------------------------------------------------------------------------------
Income Before Cumulative Effect of Accounting Change      26,562        14,440
Cumulative Effect of Accounting Change - Net of Tax            -             -
-------------------------------------------------------------------------------
Net Income                                              $ 26,562      $ 14,440
===============================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                          Nine Months Ended
                                                            September 30,
                                                          2002        2001
                                                             (Unaudited)
-------------------------------------------------------------------------------
                                                      - Thousands of Dollars -
Operating Revenues
 Electric Retail Revenues                             $  521,064    $  518,452
 Electric Wholesale Revenues                             125,911       567,657
 Net Unrealized Gain (Loss) on Forward Electric
  Sales and Purchases                                        807         4,253
 Other Revenues                                            5,179         4,526
-------------------------------------------------------------------------------
    Total Operating Revenues                             652,961     1,094,888
-------------------------------------------------------------------------------
Operating Expenses
 Fuel                                                    164,937       203,900
 Purchased Power                                          46,909       419,251
 Coal Contract Termination Fee                            11,250             -
 Other Operations and Maintenance                        123,605       131,499
 Depreciation and Amortization                            93,048        85,992
 Amortization of Transition Recovery Asset                20,311        17,464
 Taxes Other Than Income Taxes                            33,735        34,955
-------------------------------------------------------------------------------
    Total Operating Expenses                             493,795       893,061
-------------------------------------------------------------------------------
      Operating Income                                   159,166       201,827
-------------------------------------------------------------------------------
Other Income
 Interest Income                                          14,388         8,956
 Interest Income - Note Receivable from UniSource
  Energy                                                   6,978         6,978
 Other Income                                              3,165         2,264
-------------------------------------------------------------------------------
    Total Other Income                                    24,531        18,198
-------------------------------------------------------------------------------
Interest Expense
 Long-Term Debt                                           42,649        46,672
 Interest on Capital Leases                               65,726        68,267
 Other Interest Expense                                    5,856         4,982
-------------------------------------------------------------------------------
    Total Interest Expense                               114,231       119,921
-------------------------------------------------------------------------------
Income Before Income Taxes and
 Cumulative Effect of Accounting Change                   69,466       100,104
 Income Tax Expense                                       27,367        43,719
-------------------------------------------------------------------------------
Income Before Cumulative Effect of Accounting Change      42,099        56,385
Cumulative Effect of Accounting Change - Net of Tax            -           470
-------------------------------------------------------------------------------
Net Income                                            $   42,099    $   56,855
===============================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended
                                                            September 30,
                                                           2002       2001
                                                             (Unaudited)
-------------------------------------------------------------------------------
                                                       - Thousands of Dollars -
Cash Flows from Operating Activities
  Cash Receipts from Electric Retail Sales              $550,291      $542,747
  Cash Receipts from Electric Wholesale Sales            191,468       575,613
  Interest Received                                       12,527        10,736
  Fuel Costs Paid                                       (157,179)     (213,890)
  Purchased Power Costs Paid                            (108,875)     (387,877)
  Wages Paid, Net of Amounts Capitalized                 (45,745)      (46,079)
  Payment of Other Operations and Maintenance Costs      (78,967)      (80,193)
  Capital Lease Interest Paid                            (68,276)      (78,824)
  Taxes Paid, Net of Amounts Capitalized                 (65,526)      (65,403)
  Interest Paid, Net of Amounts Capitalized              (52,902)      (56,531)
  Income Taxes Paid                                      (10,306)      (30,318)
  Coal Contract Termination Fee                          (11,250)            -
  Other                                                       93           690
-------------------------------------------------------------------------------
    Net Cash Flows - Operating Activities                155,353       170,671
-------------------------------------------------------------------------------
Cash Flows from Investing Activities
  Capital Expenditures                                   (72,181)      (78,957)
  Purchase of North Loop Gas Turbine from UED            (14,853)            -
  Proceeds from the Sale of Real Estate                        -         6,580
  Purchase of Springerville Lease Debt and Equity       (134,989)            -
  Other                                                    3,943        (5,950)
-------------------------------------------------------------------------------
    Net Cash Flows - Investing Activities               (218,080)      (78,327)
-------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Repayments of Long-Term Debt                            (1,879)       (1,871)
  Dividends Paid to UniSource Energy                     (10,000)            -
  Payments on Capital Lease Obligations                  (19,384)      (25,802)
  Other                                                    2,194         2,940
-------------------------------------------------------------------------------
    Net Cash Flows - Financing Activities                (29,069)      (24,733)
-------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents     (91,796)       67,611
Cash and Cash Equivalents, Beginning of Year             159,680        88,712
-------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                $ 67,884      $156,323
===============================================================================

SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION
-------------------------------------------------------------------------------
Net Income                                              $ 42,099      $ 56,855
Adjustments to Reconcile Net Income to Net Cash Flows
  Depreciation and Amortization Expense                   93,048        85,992
  Depreciation Recorded to Fuel and Other Operations
   and Maintenance Expense                                 4,190         4,442
  Amortization of Transition Recovery Asset               20,311        17,464
  Net Unrealized Gain on Forward Electric Sales and
   Purchases                                                (807)       (4,723)
  Amortization of Deferred Debt-Related Costs included
   in Interest Expense                                     1,428         1,507
  Deferred Income Taxes                                   25,557        14,805
  Losses of Unconsolidated Affiliates                        279         1,530
  Interest on Note Receivable from UniSource Energy       (6,978)       (6,978)
  Other                                                      701        (1,874)
  Changes in Assets and Liabilities which Provided
    (Used) Cash Exclusive of Changes Shown Separately
    Accounts Receivable                                   20,378       (25,752)
    Materials and Fuel                                     1,338          (757)
    Accounts Payable                                     (39,080)       35,972
    Interest Accrued                                      (9,817)      (18,349)
    Taxes Accrued                                          9,702        10,297
    Other Current Assets                                  (4,981)          665
    Other Current Liabilities                               (420)       (2,721)
    Other Deferred Assets                                 (7,669)       (4,606)
    Other Deferred Liabilities                             6,074         6,902
-------------------------------------------------------------------------------
Net Cash Flows - Operating Activities                   $155,353      $170,671
===============================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     September 30, December 31,
                                                         2002          2001
                                                     (Unaudited)
-------------------------------------------------------------------------------
ASSETS                                                - Thousands of Dollars -
Utility Plant
  Plant in Service                                  $2,571,739      $2,498,046
  Utility Plant Under Capital Leases                   747,095         741,446
  Construction Work in Progress                         63,618          70,992
-------------------------------------------------------------------------------
    Total Utility Plant                              3,382,452       3,310,484
  Less Accumulated Depreciation and Amortization    (1,326,579)     (1,270,089)
  Less Accumulated Depreciation of Capital Lease
   Assets                                             (384,536)       (362,724)
-------------------------------------------------------------------------------
    Total Utility Plant - Net                        1,671,337       1,677,671
-------------------------------------------------------------------------------
Investments and Other Property                         214,251         105,875
-------------------------------------------------------------------------------
Note Receivable from UniSource Energy                   77,110          70,132
-------------------------------------------------------------------------------
Current Assets
  Cash and Cash Equivalents                             67,884         159,680
  Accounts Receivable - Net                            100,166         124,487
  Materials and Fuel                                    41,755          43,682
  Deferred Income Taxes - Current                        7,392           4,603
  Current Regulatory Assets                              9,912          11,392
  Other                                                 13,070           7,814
-------------------------------------------------------------------------------
    Total Current Assets                               240,179         351,658
-------------------------------------------------------------------------------
Regulatory and Other Assets
  Transition Recovery Asset                            311,363         331,674
  Income Taxes Recoverable Through Future Revenues      58,506          64,239
  Other Regulatory Assets                               10,287           9,072
  Other Assets                                          41,450          35,014
-------------------------------------------------------------------------------
    Total Regulatory and Other Assets                  421,606         439,999
-------------------------------------------------------------------------------
Total Assets                                        $2,624,483      $2,645,335
===============================================================================

CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock Equity                               $  354,829      $  322,471
  Capital Lease Obligations                            801,083         853,447
  Long-Term Debt                                       800,199         801,924
-------------------------------------------------------------------------------
    Total Capitalization                             1,956,111       1,977,842
-------------------------------------------------------------------------------
Current Liabilities
  Current Obligations Under Capital Leases              42,855          19,971
  Current Maturities of Long-Term Debt                 330,325         330,325
  Accounts Payable                                      50,113          89,193
  Interest Accrued                                      32,482          53,300
  Taxes Accrued                                         41,955          33,744
  Accrued Employee Expenses                             13,410          13,078
  Other                                                 22,754           7,194
-------------------------------------------------------------------------------
    Total Current Liabilities                          533,894         546,805
-------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    79,519          56,906
  Other                                                 54,959          63,782
-------------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities       134,478         120,688
-------------------------------------------------------------------------------
Commitments and Contingencies (Note 7)
-------------------------------------------------------------------------------
Total Capitalization and Other Liabilities          $2,624,483      $2,645,335
===============================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     Accumulated
                                Capital  Accumulated    Other         Total
                        Common   Stock    Earnings  Comprehensive Stockholders'
                        Stock   Expense   (Deficit)     Income       Equity
-------------------------------------------------------------------------------
                                            (Unaudited)
                                      - Thousands of Dollars -

Balances at
 December 31, 2001   $ 653,250 $ (6,357) $(324,422)  $      -       $ 322,471
-------------------------------------------------------------------------------
Comprehensive Income:
  2002 Year-to-Date
   Net Income                -        -     42,099          -          42,099
                                                                     ---------
Total Comprehensive Income                                             42,099
                                                                     ---------
  Dividend Declared          -        -    (10,000)         -         (10,000)
  Other                    259        -          -          -             259
-------------------------------------------------------------------------------

Balances at
 September 30, 2002  $ 653,509 $ (6,357) $(292,323)  $      -       $ 354,829
===============================================================================

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 1.  NATURE OF OPERATIONS AND BASIS OF ACCOUNTING PRESENTATION
------------------------------------------------------------------

     UniSource Energy Corporation (UniSource Energy) is an exempt holding company under the Public Utility Holding Company Act of 1935. UniSource Energy has no significant operations of its own, but holds the stock of Tucson Electric Power Company (TEP), Millennium Energy Holdings, Inc. (Millennium) and UniSource Energy Development Company (UED). TEP, a regulated public utility incorporated in Arizona in 1963, is UniSource Energy's largest operating subsidiary and represents substantially all of UniSource Energy's assets. TEP generates, transmits and distributes electricity. TEP serves retail customers in a 1,155 square mile area in Southern Arizona. TEP also sells electricity to other utilities and power marketing entities primarily located in the Western United States. Millennium holds the energy-related businesses described in Note 4 and UED's services are described in Note 5.

     References to "we" and "our" are to UniSource Energy and its subsidiaries, collectively. References to the "utility business" are to TEP.

     The accompanying quarterly financial statements of UniSource Energy and TEP are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. These financial statements are presented in accordance with the SEC's interim reporting requirements which do not include all the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include disclosures required by GAAP for annual financial statements. This quarterly report should be reviewed in conjunction with UniSource Energy and TEP's 2001 Form 10-K.

     Weather causes seasonal fluctuations in TEP's sales; therefore, quarterly results are not indicative of annual operating results. We have made reclassifications to the prior year financial statements for comparative purposes (see Note 3). These reclassifications had no effect on net income.

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

     In November 1999, upon approval by the ACC of a Settlement Agreement relating to recovery of TEP's transition costs and standard retail rates, TEP discontinued application of FAS 71 to its generation operations.

     TEP continues to apply FAS 71 to the distribution and transmission portions of its business, its regulated operations, and periodically assesses whether it can continue to apply FAS 71 to these operations. If TEP stopped applying FAS 71 to its remaining regulated operations, it would write off the related balances of its regulatory assets as an expense on its income statement. Based on the balances of TEP's regulatory assets at September 30, 2002, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary loss, after-tax, of approximately $236 million. While regulatory orders and market conditions may affect TEP's cash flows, its cash flows would not be affected if it stopped applying FAS 71.

NOTE 3. ACCOUNTING FOR DERIVATIVE INSTRUMENTS, TRADING ACTIVITES AND HEDGING ACTIVITIES
------------------------------------------------------------------------------

     On January 1, 2001, TEP recorded a $0.5 million after-tax gain in its income statement for the cumulative effect of adopting Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. TEP enters into forward contracts to purchase or sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one month, three months or one year, within established limits to take advantage of favorable market opportunities. Some of these forward contracts are considered to be derivatives.

     Millennium Environmental Group, Inc. (MEG), a wholly-owned subsidiary of Millennium, began operations in November 2001 and enters into swap agreements, options and forward contracts relating to emission allowances and coal. MEG follows the accounting guidance for energy-related trading activities under EITF Issue No. 98-10 (EITF 98-10), Accounting for Contracts Involved in Energy Trading and Risk Management Activities. The Emerging Issues Task Force rescinded EITF 98-10 on October 25, 2002, requiring mark-to-market accounting in the future for only those energy-related trading contracts within the scope
of FAS 133.   This will have no effect on TEP since TEP is not engaged in
"trading" activities as defined in EITF 98-10, and we do not expect the impact to MEG to be material to the financial statements.

     Under FAS 133, TEP records unrealized gains and losses on its derivative forward contracts and adjusts the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month. Similarly, under EITF 98-10, MEG records unrealized gains and losses on its trading activities and adjusts the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month. The market prices used to determine fair value for these derivative instruments and trading activities are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value.

     In June 2002, new guidance was issued that requires all realized and unrealized gains and losses on energy-related trading contracts to be shown net in the income statement whether or not physically settled. The new guidance is effective for financial statements issued after July 15, 2002, and requires financial statements for all comparative periods to be reclassified to conform to the new presentation. MEG adopted the new guidance on July 1, 2002 for its trading activity and reclassified its net realized gains and losses from Other Revenue into a single line in Operating Revenue. The impact of MEG adopting the new guidance was immaterial to the financial statements. The new guidance does not apply to TEP.

     TEP's derivative activity and MEG's trading activity are now reported as follows:

   - TEP's unrealized gain/loss on forward sales and purchase contracts is a component of Operating Revenues;
   - TEP's realized gain/loss on forward sales contracts is a component of Electric Wholesale Revenues;
   - TEP's realized gain/loss on forward purchase contracts is a component of Purchased Power;
   - MEG's unrealized gain/loss on trading activities is a component of Operating Revenues; and
   - MEG's realized gain/loss on trading activities is a component of Operating Revenues.

     MEG physically settled the following transaction volumes under its trading contracts in 2002:

                                         Three Months     Nine Months
                                            Ended            Ended
                                              September 30, 2002
        -------------------------------------------------------------
        Emission Allowances Purchased       78,450          284,075
        Emission Allowances Sold           113,375          329,040

     The net pre-tax gain on TEP's forward contracts and MEG's trading activities for the three and nine months ended September 30, 2002, totaled approximately $0.4 million and $0.9 million, respectively. At September 30, 2002, the fair value of TEP's derivative assets and MEG's trading assets totaled $8.9 million, which is reported in Other Current Assets, and the fair value of MEG's trading liabilities totaled $5.2 million, which is reported in Other Current Liabilities. Our trading assets exceed our trading liabilities primarily because at September 30, 2002, the fair value of MEG's forward sale and purchase contracts at a gain (assets) exceeded the fair value of its forward sale and purchase contracts at a loss (liabilities).

     TEP treated certain forward sale and purchase contracts as cash flow hedges when it adopted FAS 133. However, during 2001, new guidance was issued by the Financial Accounting Standards Board which provided that certain forward power purchase or sale agreements, including capacity contracts, could be excluded from the requirements of FAS 133. TEP implemented this new guidance in 2001 and determined that the items designated as cash flow hedges upon adoption could be excluded from the FAS 133 requirements. Therefore, as these contracts settled in 2001, TEP reversed the unrealized gain/loss included in Other Comprehensive Income and recorded the realized gain/loss in the income statement. Additional guidance was issued in late 2001 that had no impact on TEP's accounting for derivatives. As of September 30, 2002 and December 31, 2001, TEP had no cash flow hedges and, therefore, its balance in Accumulated Other Comprehensive Income was zero.

NOTE 4.  MILLENNIUM ENERGY BUSINESSES
-------------------------------------

   ENERGY TECHNOLOGY INVESTMENTS

     We refer to Global Solar Energy, Inc. (Global Solar), Infinite Power Solutions, Inc. (IPS), MicroSat Systems, Inc. (MicroSat) and ITN Energy Systems, Inc. (ITN) collectively as Millennium's Energy Technology Investments. During the first quarter of 2002, Millennium reallocated a $10 million line of credit commitment from MicroSat to Global Solar and IPS. During the second quarter of 2002, Millennium committed an additional $10 million in funding to Global Solar. Millennium's advances to its Energy Technology Investments totaled $17.1 million during the first nine months of 2002.

     On April 3, 2002, Millennium signed a letter agreement that facilitates the change in the ownership structure of its Energy Technology Investments to better align Millennium's ownership interest in these investments with its business plans. Millennium retains its preferred shareholder and distribution status. Under the letter agreement and related documents, Millennium:

   - increases its ownership of Global Solar from 67% to at least 81%;
   - increases its ownership of IPS from 67% to at least 70%;
   - decreased its ownership of MicroSat from 49% to 35%;
   - decreased its ownership of ITN from 49% to 9%; and
   - provided an additional $1 million in equity contributions to ITN and will provide additional contingent capital contributions of up to $0.5 million. Such contingent contributions are subject to Millennium's approval of subsidiary business plans.

     We anticipate that the Energy Technology Investments letter agreement provisions will be finalized during the fourth quarter of 2002. Regardless of ownership percentage, as the current sole funder of the Energy Technology Investments, Millennium continues to recognize 100% of the losses from operations of these companies. Millennium expects to fund between $3 million and $7 million of its commitments to its Energy Technology Investments in the fourth quarter of 2002. Including Millennium's unfunded commitments at September 30, 2002 of approximately $7 million, Millennium expects to fund between $11 million and $14 million to these investments in the next twelve months. A significant portion of the funding under these agreements will be used for research and development purposes and administrative costs. As funds are expended for these purposes Millennium will recognize expense. Additional investment commitments may be made to these technology investments depending on their funding requirements and business outlook. In addition, Millennium is seeking external investors for the Energy Technology Investment companies. If an Energy Technology Investment company receives funding from an external investor and Millennium is no longer the sole funder of that company, Millennium will stop recognizing 100% of the losses from operations of that company and recognize only its percentage share based on its ownership interest.

     During the third quarter of 2002, Millennium and Dow Corning Corporation (Dow Corning) signed a letter of intent regarding additional investments in IPS. Under the letter of intent, both Millennium and Dow Corning will provide additional funding to IPS in exchange for preferred shares of IPS. If the transaction is consummated, Dow Corning would own approximately 15% of IPS and would have future rights to preferred stock warrants based on established
milestones.   Millennium would agree to fund an additional $2.5 million in the form of cash and equipment and maintain a 70% share ownership.

   OTHER MILLENNIUM INVESTMENTS AND COMMITMENTS

     Millennium has a $15 million capital commitment to a limited partnership which funds energy related investments. As of September 30, 2002, Millennium had funded $6 million of this commitment. The remaining $9 million is expected to be funded within the next three years. A member of the UniSource Energy Board of Directors has an investment in the limited partnership and is a managing director of the general partner of the limited partnership.

     Millennium has a $5 million capital commitment to a venture capital fund that will focus on information technology, optics and biotechnology. During 2002, this venture capital fund merged with another fund that will focus on investments in Arizona, Southern California, New Mexico, Colorado and Utah.
As a result, Millennium owns approximately 15% of the merged venture.
Millennium will use the cost method to account for this investment.   Before
the merger, Millennium accounted for this investment under the equity method. Another member of the UniSource Energy Board of Directors is a general partner of the company that manages the fund. At September 30, 2002, Millennium had funded approximately $1 million of the $5 million commitment. Millennium expects to fund no more than $1 million in the fourth quarter of 2002.

     Millennium owns a controlling 50.5% interest in Powertrusion International, Inc. (Powertrusion), a manufacturer of lightweight utility poles. During the third quarter of 2002, Millennium provided an additional $2 million of funding to maintain its controlling interest. In addition, during the third quarter Millennium began recognizing 100% of Powertrusion's losses, as it became the sole funder of Powertrusion's operations. Millennium's remaining investment in Powertrusion at September 30, 2002 was $1.9 million.

     On April 1, 2002, Millennium invested an additional $2 million in TruePricing, Inc., a start-up company established to market energy related products, bringing Millennium's total investment to $3.1 million.
Millennium's net remaining investment, after the results of operations, was $1.4 million at September 30, 2002.

     On July 15, 2002, Millennium invested $20 million in a company created to develop up to 800 megawatts (MW) of coal-fired generation in the Sabinas region of Coahuila, Mexico. Millennium received a 50% share of Carboelectrica Sabinas, S. de R.L. de C.V., a Mexican limited liability company (Sabinas). The other 50% of Sabinas is owned by Altos Hornos de Mexico, S.A. de C.V. (AHMSA) and certain of its affiliates. Sabinas also owns approximately 19% of Minerales de Monclova, S.A. de C.V., an owner of coal reserves and a supplier of metallurgical coal to the steel industry and thermal coal to the Mexican electricity commission. Under certain circumstances, Millennium has the right to sell its interest in Sabinas to an AHMSA affiliate for $20 million plus an accrued service fee. These circumstances include failure of Sabinas to reach financial closing on the generation project within three years. Millennium's put option is secured by collateral with a value currently in excess of $20 million. UniSource Energy's Chairman and Chief Executive Officer is a member of the board of directors of AHMSA.

   NATIONS ENERGY CONTINGENCY

     In September 2001, Nations Energy, a wholly-owned subsidiary of Millennium, sold its 26% equity interest in a power project located in Curacao, Netherland Antilles to a subsidiary of Mirant Corporation (Mirant). Nations Energy received $5 million in cash proceeds and recorded an $11 million note receivable from the sale at its net present value of $8 million, with the discount being amortized to interest income over the five-year life of the note. The note is guaranteed by Mirant Americas, Inc., a subsidiary of Mirant. Payments on the note receivable are expected as follows: $2 million in July 2004, $4 million in July 2005, and $5 million in July 2006.

     In October 2002, the major rating agencies downgraded the ratings of Mirant and certain of its subsidiaries due to significantly lower operating cash flow relative to its debt burden coupled with the likelihood that future operating cash flow levels may weaken further. Their ratings are now below investment grade. As of September 30, 2002, Nations Energy's receivable from Mirant is approximately $9 million. We cannot predict what effect the downgrade of Mirant will have on its ability to make its required payments to Nations Energy when due, beginning in July 2004. Nations Energy has not recorded an allowance for doubtful accounts and we will continue to evaluate whether any further ratings events or actions by or to Mirant will impact the collectibility of the receivable.

NOTE 5.  BUSINESS SEGMENTS
--------------------------

     Based on the way we organize our operations and evaluate performance, we have three reportable business segments:

     (1) TEP, an electric utility business, is UniSource Energy's principal business segment.
     (2) Millennium holds interests in unregulated energy businesses (see Note
         4).
     (3) UED, established in 2001, engages in developing generating resources and other project development activities. Prior to September 2002, UED owned a 20 MW gas turbine, which it leased to TEP. In September 2002, UED sold the turbine to TEP for its net book value of $15 million. UED is also responsible for developing the possible expansion project at the Springerville Generating Station.

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

     We disclose selected financial data for our business segments in the following tables:

                               Segments
                      --------------------------
                                                                UniSource
                                                  Reconciling     Energy
                       TEP    Millennium    UED   Adjustments  Consolidated
---------------------------------------------------------------------------
                                      - Thousands of Dollars  -
Income Statement
----------------
Three months ended
 September 30, 2002:
----------------------------------------------------------------------------
  Operating
   Revenues
   - External     $  256,968  $   1,578  $       -  $       -    $  258,546
---------------------------------------------------------------------------
  Operating
   Revenues
   - Intersegment         54      5,622        840     (6,516)            -
---------------------------------------------------------------------------
  Income (Loss)
   Before Income
   Taxes              42,954     (9,428)       852     (2,352)       32,026
---------------------------------------------------------------------------
  Net Income
   (Loss)             26,562     (2,828)       518     (1,433)       22,819
---------------------------------------------------------------------------

Three months ended
 September 30, 2001:
----------------------------------------------------------------------------
  Operating
   Revenues
   - External     $  418,088  $   2,301  $       -  $       -    $  420,389
---------------------------------------------------------------------------
  Operating
   Revenues
   - Intersegment        122      5,741        840     (6,703)            -
---------------------------------------------------------------------------
  Income (Loss)
   Before Income
   Taxes              26,123      3,809        742     (2,350)       28,324
---------------------------------------------------------------------------
  Net Income
   (Loss)             14,440      2,076        446     (1,414)       15,548
---------------------------------------------------------------------------

Nine months ended
 September 30, 2002:
----------------------------------------------------------------------------
  Operating
   Revenues
   - External     $  652,576  $   4,368  $       -  $       -    $  656,944
---------------------------------------------------------------------------
  Operating
   Revenues
   - Intersegment        385     12,578      2,520    (15,483)            -
---------------------------------------------------------------------------
  Income (Loss)
   Before Income
   Taxes              69,466    (22,184)     1,750     (6,978)       42,054
---------------------------------------------------------------------------
  Net Income
   (Loss)             42,099    (10,539)     1,061     (4,228)       28,393
---------------------------------------------------------------------------

Nine months ended
 September 30, 2001:
----------------------------------------------------------------------------
  Operating
   Revenues
   - External     $1,094,539  $   6,981  $       -  $       -    $1,101,520
---------------------------------------------------------------------------
  Operating
   Revenues
   - Intersegment        349      9,554      1,120    (11,023)            -
---------------------------------------------------------------------------
  Income (Loss)
   Before Income
   Taxes and
   Cumulative
   Effect of
   Accounting
   Change            100,104     (8,288)     1,019     (6,974)       85,861
---------------------------------------------------------------------------
  Cumulative
   Effect of
   Accounting
   Change                470          -          -          -           470
---------------------------------------------------------------------------
  Net Income
   (Loss)             56,855     (5,206)       612     (4,194)       48,067
---------------------------------------------------------------------------

Balance Sheet
-------------

Total Assets,
 September 30,
 2002             $2,624,483  $ 127,228  $  30,752  $ (95,895)   $2,686,568
Total Assets,
 December 31,
 2001              2,645,335    176,097     26,895   (101,610)    2,746,717
---------------------------------------------------------------------------

NOTE 6.  CAPITAL LEASES AND INVESTMENTS IN LEASE DEBT AND EQUITY
----------------------------------------------------------------

     TEP purchased a 13% ownership interest in the Springerville Coal Handling Facilities Leases for $13 million in December 2001 and all $96 million of the debt related to these capital leases in January 2002. In March 2002, TEP terminated the lease related to its equity interest and cancelled the associated debt. As a result of the lease termination, TEP recorded a $21 million reduction to the capital lease obligation, a $27 million reduction of its investment in lease debt, and a $6 million increase in the capital lease asset, which represents the residual value of TEP's interest in the leased
asset and is carried at cost.   TEP's interest expense is reduced as a result
of these transactions.

     In May 2002, TEP purchased $3 million and in September 2002, TEP purchased another $33 million of Springerville Unit 1 lease debt. These investments are included in Investments and Other Property on TEP's balance sheet.

NOTE 7.  COMMITMENTS AND CONTINGENCIES
--------------------------------------

   MILLENNIUM COMMITMENTS

     See Note 4 for a description of Millennium's commitments.

   UED COMMITMENTS

     UED and Salt River Project Agricultural Improvement and Power District
(SRP) entered into a Joint Development Agreement in October 2001 to develop two 400 MW coal-fired units at TEP's existing Springerville Station. As a result of recent developments, UED and SRP are modifying the Joint Development Agreement to provide for the purchase by SRP of a specified amount of power from Unit 3 and an option for SRP to own Unit 4. UED and SRP each committed project development funding for professional services and other third party costs. At September 30, 2002, capitalized project development costs on UED's balance sheet were approximately $16.1 million. We can make no assurances, however, about the ultimate timing, or whether UED will proceed with this project. If the project does not proceed, the capitalized project development costs will be immediately expensed.

   TEP CONTINGENCIES

     Springerville Generating Station Complaint
     ------------------------------------------

     On November 13, 2001, the Grand Canyon Trust, an environmental activist group, filed a complaint in U.S. District Court against TEP for alleged violations of the Clean Air Act at the Springerville Generating Station. The complaint alleges that more stringent emission standards should apply to Units 1 and 2 and that new permits and the installation of additional facilities meeting Best Available Control Technology standards are required for the continued operation of Units 1 and 2 in accordance with applicable law. On September 10, 2002, the U.S. District Court granted TEP's motion for summary judgment on one of the primary issues in the case: whether TEP commenced construction within 18 months and/or by March 19, 1979, after the original 1977 air permit covering Units 1 and 2 was issued. The case is presently scheduled for trial in March 2003 on the remaining issues:(a) whether TEP discontinued construction for a period of 18 months or longer or did not complete construction in a reasonable period of time, and (b) whether TEP commenced construction, for purposes of New Source Performance Standard applicability, by September 18, 1978. TEP believes the claims are without merit and will continue to vigorously contest them.

     Litigation Related to San Juan Coal Company
     -------------------------------------------

     On July 30, 2002, Dugan Production Corp. (Dugan) filed a lawsuit against the San Juan Coal Company, the coal supplier to the San Juan Generating Station (San Juan). TEP owns 50% of San Juan Units 1 and 2, which equates to 19.8% of San Juan in total. The San Juan Coal Company, through leases with the federal government and the State of New Mexico, owns coal interests with respect to an underground mine. Dugan, through leases with the federal government, the State of New Mexico and certain private parties, claims to own certain oil and gas interests in portions of the land used for the underground mine. Dugan alleges that San Juan Coal Company's underground coal mining operations have or will interfere with Dugan's gas production and will result in the dissipation of natural gas that it otherwise would be entitled to recover. Dugan seeks a declaration by the court that the rights under its leases are senior and superior to the rights of the San Juan Coal Company and seeks to enjoin the underground mining of coal from a portion of the land used for the underground mine as described above. Dugan also seeks monetary damages.

     The San Juan Coal Company has informed Public Service Company of New Mexico (PNM) that it intends to strongly dispute the litigation. We cannot predict the ultimate outcome of this litigation, or whether it will adversely affect the amount of coal available or cost of coal to San Juan. We do not expect resolution of this litigation to be material to TEP as a 19.8% owner of San Juan.

     Litigation Related to San Juan Generating Station
     -------------------------------------------------

     On May 16, 2002, the Grand Canyon Trust and the Sierra Club filed a citizen lawsuit under the Clean Air Act in federal district court in New Mexico against PNM as operator of San Juan. The lawsuit, which alleges two violations of the Clean Air Act and related regulations and permits, seeks penalties as well as injunctive and declaratory relief and is presently scheduled for trial in June 2003. Based on its investigation to date, PNM has stated that it firmly believes that the allegations are without merit, and vigorously disputes the allegations. Only one of those allegations relates to a unit in which TEP owns an interest. While we are unable to predict the ultimate outcome of the lawsuit, we do not believe the outcome will be material to TEP.

NOTE 8.  WHOLESALE ACCOUNTS RECEIVABLE AND ALLOWANCES
-----------------------------------------------------

     At September 30, 2002 and December 31, 2001, TEP's Accounts Receivable on the balance sheet is net of an $8.4 million allowance for uncollectible receivables related to 2000 and 2001 sales to the California Power Exchange
(CPX), the California Independent System Operator (CISO) and Enron Corp. and certain of its affiliates (Enron). The receivable from the CPX and the CISO is $16 million and the receivable from Enron is $0.8 million. This allowance reflects a 50% reserve on amounts unpaid from the CPX, the CISO and Enron, as we believe it is probable that TEP will collect at least 50% of this aggregate outstanding net receivable due to the recent: (a) stabilization of the power markets, (b) rate increases achieved by Pacific Gas and Electric Company (PG&E) and Southern California Edison Company (SCE), (c) settlements made by California utilities with various power providers, and (d) data in filings of Federal Energy Regulatory Commission (FERC) refund hearings. SCE publicly disclosed that on March 1, 2002, it obtained financing and made payments so that it has no material undisputed obligations that are past due or in default. These payments included a payment to the CPX; however, TEP did not receive a corresponding payment from the CPX.

     There are several other outstanding legal issues, complaints and lawsuits concerning the California energy crisis related to the FERC, wholesale power suppliers, SCE, PG&E, the CPX and the CISO, and concerning Enron. In August 2002, the FERC staff proposed revised calculations to determine amounts due from the CPX and the CISO, based on concern that natural gas prices were manipulated. If we were to apply these proposed adjustments to amounts due to TEP, TEP could receive as little as $4 million, plus interest, of the amounts due from the CPX and the CISO. The FERC has not yet confirmed or rejected the calculation proposed by its staff. Under earlier calculations proposed by the FERC staff, TEP could receive up to $11 million plus interest. We cannot predict the outcome of these issues or lawsuits. We believe, however, that TEP is adequately reserved for its transactions with the CPX, the CISO and Enron.

     TEP's Accounts Receivable from Electric Wholesale Revenues, net of allowances, totaled $27 million at September 30, 2002 and $70 million at December 31, 2001. These amounts are included in Accounts Receivable on the balance sheet. Excluding the receivables from the CPX, the CISO and Enron, as described above, substantially all of the September 30, 2002 receivable balance has been collected as of the date of this filing.

NOTE 9.  INCOME TAXES
---------------------

     We record deferred tax liabilities for amounts that will increase income taxes on future tax returns. We record deferred tax assets for amounts that could be used to reduce income taxes on future tax returns. We record a valuation allowance, or reserve, for the deferred tax asset amount that we may not be able to use on future tax returns. We estimate the valuation allowance based on our interpretation of the tax rules, prior tax audits, tax planning strategies, scheduled reversal of deferred tax liabilities, and projected future taxable income.

     The valuation allowance of $15.4 million at September 30, 2002, which reduces the Deferred Tax Asset balance, relates to net operating loss (NOL) and investment tax credit (ITC) carryforward amounts. In the future if TEP determines that TEP would be able to use all or a portion of these amounts on tax returns, then TEP would reduce the reserve and recognize a tax benefit up to $15.4 million. Factors that could cause TEP to recognize the tax benefit include new or additional guidance through tax regulations, tax rulings, case law and/or the use of such benefits on future tax returns.

     In the third quarter of 2002, UniSource Energy and TEP recognized a tax benefit of $1.3 million from the reduction of the valuation allowance based on future use of ITC carryforward amounts. Additionally, UniSource Energy recognized a tax benefit of $1.5 million as a result of final agreement with the IRS on audit issues and a tax benefit of $1.0 million from recognition of losses generated by the sale of a Nations Energy foreign entity in the third quarter of 2002.

     UniSource Energy and TEP's Cumulative Effect of Accounting Change for the nine months ended September 30, 2001 is net of income tax expense of $312,000 (see Note 3). The differences between the Income Tax Expense lines on UniSource Energy and TEP's income statements and the amounts obtained by multiplying pre-tax income by the U.S. statutory federal income tax rate of 35% are as follows:

                                               UniSource Energy
                                 -----------------------------------------
                                 Three Months Ended      Nine Months Ended
                                    September 30,          September 30,
                                   2002      2001         2002      2001
--------------------------------------------------------------------------
                                         - Thousands of Dollars -
Federal Income Tax Expense at
 Statutory Rate                 $ 11,209  $  9,913     $ 14,719   $ 30,325
  State Income Tax Expense,
   Net of Federal Deduction        1,473     1,387        1,935      4,245
  Depreciation Differences
   (Flow Through Basis)            1,154     1,250        3,463      3,856
  Tax Credits                       (553)        -       (2,472)         -
  Reduction in Valuation
   Allowance - Benefit            (1,300)        -       (1,300)         -
  Reduction in Deferred
   Liability Due to IRS
   Audit Outcomes                 (1,524)        -       (1,524)         -
  Foreign Losses Recognized       (1,007)        -       (1,007)         -
  Other                             (245)      226         (153)       150
  Tax on Cumulative Effect of
   Accounting Change                   -         -            -       (312)
--------------------------------------------------------------------------
Total Federal and State Income
 Tax Expense                    $  9,207  $ 12,776     $ 13,661   $ 38,264
==========================================================================

                                                     TEP
                                   ---------------------------------------
                                   Three Months Ended    Nine Months Ended
                                      September 30,        September 30,
                                     2002      2001        2002      2001
--------------------------------------------------------------------------
                                          - Thousands of Dollars -
Federal Income Tax Expense at
 Statutory Rate                 $ 15,034  $  9,143     $ 24,313   $ 35,310
  State Income Tax Expense,
   Net of Federal Deduction        1,976     1,280        3,195      4,943
  Depreciation Differences
   (Flow Through Basis)            1,154     1,250        3,463      3,856
  Tax Credits                       (553)        -       (2,472)         -
  Reduction in Valuation
   Allowance - Benefit            (1,300)        -       (1,300)         -
  Other                               81        10          168        (78)
  Tax on Cumulative Effect of
   Accounting Change                   -         -            -       (312)
--------------------------------------------------------------------------
Total Federal and State Income
 Tax Expense                    $ 16,392  $ 11,683     $ 27,367   $ 43,719
==========================================================================

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

                                       Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                         2002     2001         2002     2001
------------------------------------------------------------------------------
                                                  - In Thousands -
Denominator:
  Average Shares of Common Stock
   Outstanding                          33,692   33,472       33,665   33,360
  Effect of Dilutive Securities:
   Warrants                                 26      123          102      180
   Options and Stock Issuable
    Under Employee Benefit Plans           397      642          514      676
------------------------------------------------------------------------------
Total Shares                            34,115   34,237       34,281   34,216
=============================================================================

     At September 30, 2002, UniSource Energy had no outstanding warrants; however, there were 4.6 million warrants outstanding that were exercisable into TEP common stock at a ratio of five warrants to one common share. The dilutive effect is the same as it would be if the warrants were exercisable into UniSource Energy Common Stock and is reflected in the calculation for all periods presented. These warrants expire on December 15, 2002.

NOTE 11.  CHANGE IN DEPRECIABLE ASSET LIVES
-------------------------------------------

     In the second quarter of 2002, TEP increased its estimates of useful lives from 40 years to 60 years for its Irvington Generating Station gas-fired generating units and from 25 years to 40 years for its internal combustion turbines. These changes in estimates decreased depreciation expense by approximately $1 million for the third quarter of 2002 and $2 million for the nine months ended September 30, 2002. TEP is currently evaluating the depreciable lives of its other generating stations.

NOTE 12.  COAL CONTRACT TERMINATION FEE
---------------------------------------

     In the third quarter of 2002, TEP terminated a coal supply agreement for the Irvington Generating Station. As a result, TEP recorded a pre-tax expense of $11.3 million and made an $11.3 million payment in the third quarter of 2002. The additional expense is mitigated by TEP not being required to make a take-or-pay penalty payment of approximately $3.5 million for the year 2002. Payment of the termination fee also eliminates payment of $3.5 million per year of take-or-pay payments in future years. The termination of this contract is expected to provide TEP with a pre-tax rate of return in excess of 20%.

NOTE 13.  ASSET PURCHASE AGREEMENTS
-----------------------------------

     On October 29, 2002, UniSource Energy entered into two Asset Purchase Agreements with Citizens Communications Company (Citizens) for the purchase by UniSource Energy of Citizens' Arizona electric utility and gas utility businesses for a total of $230 million in cash. The purchase price of each is subject to adjustment based on the date on which the transaction is closed and, in each case, on the amount of certain assets and liabilities of the purchased business at the time of closing. The purchase price in each transaction may also be adjusted if there is a casualty loss, governmental taking, or discovery of substantial additional environmental liabilities, in each case subject to materiality thresholds, prior to the closing. UniSource Energy will assume certain liabilities associated with the purchased assets, but will not assume Citizens' obligations under the industrial development revenue bonds issued to finance certain of the purchased assets for which Citizens will remain the economic obligor. The asset purchases are expected to close in the second half of 2003 after the conditions to the consummation of the transactions, including federal and state regulatory approvals, are satisfied or waived.

     The closing of the transactions is subject to approval by the ACC, the FERC and the SEC under the Public Utility Holding Company Act of 1935, as amended. The closing is also subject to the filing of the requisite notification with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as well as other customary closing conditions.

     The Asset Purchase Agreements are subject to termination if the closing has not occurred within 15 months of the date of the Asset Purchase Agreements (subject to extension in limited circumstances), if a governmental authority seeks to prohibit the transactions, if required regulatory approvals are not obtained with satisfactory terms and conditions, or if either party is in material breach and such breach is not cured. If one Asset Purchase Agreement is terminated, the other will also be automatically terminated. If the Asset Purchase Agreements are terminated by Citizens due to UniSource Energy's breach, UniSource Energy must pay to Citizens a $25 million termination fee as liquidated damages. If the Asset Purchase Agreements are terminated by UniSource Energy due to Citizen's breach, Citizens must pay to UniSource Energy a $10 million termination fee as liquidated damages. The termination fees are also payable in certain other limited circumstances. Under the Asset Purchase Agreements, UniSource Energy and Citizens will assume joint responsibility for completing two utility rate cases that Citizens has pending before the ACC. UniSource Energy expects to reduce the amount of rate relief requested due to the discount represented by the purchase price.

     We expect that the purchase price will be financed by funds from UniSource Energy and its affiliates and debt secured by the purchased assets. UniSource Energy may also consider financing a portion of the purchase with new equity, depending on market conditions and other considerations. UniSource Energy expects to form a new subsidiary to hold the purchased assets, which subsidiary will maintain a separate rate structure from TEP.

NOTE 14.  NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

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

NOTE 15.  REVIEW BY INDEPENDENT ACCOUNTANTS
-------------------------------------------

     With respect to the unaudited condensed consolidated financial information of UniSource Energy and TEP for the three-month and nine-month periods ended September 30, 2002 and 2001, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 1, 2002 appearing herein states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

     Management's Discussion and Analysis explains the general financial condition and the results of operations for UniSource Energy and its three primary business segments and includes the following:

   - operating results during the third quarter and first nine months of 2002 compared with the same periods in 2001,
   - changes in liquidity and capital resources during the third quarter and first nine months of 2002, and
   - expectations of identifiable material trends which may affect our business in the future.

     The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis. However, the seasonal nature of TEP's business causes operating results to vary significantly from quarter to quarter. At September 30, 2002, Millennium's unregulated energy-related affiliates comprised approximately 5% of total assets, but at times have had a significant impact on our consolidated net income and cash flows. At September 30, 2002, UED's unregulated business segment comprised approximately 1% of total assets, but may have a significant impact on our consolidated net income and cash flows in the future.

     Management's Discussion and Analysis should be read in conjunction with UniSource Energy and TEP's 2001 Form 10-K and with the financial statements, beginning on page 2, which present the results of operations for the quarters and nine month periods ended September 30, 2002 and 2001. Management's Discussion and Analysis explains the differences between periods for specific line items of the financial statements.

     References in this report to "we" and "our" are to UniSource Energy and its subsidiaries, collectively. References in this report to the "utility business" are to TEP.


OVERVIEW
--------

     UniSource Energy and TEP's net income and UniSource Energy's earnings per share of Common Stock for the quarters and nine months ended September 30, 2002 and September 30, 2001 are shown in the table below:

                                          UniSource Energy              TEP
                                       Net Income     Earnings       Net Income
-------------------------------------------------------------------------------
                                       -Millions-    -Per Share-     -Millions-

Quarter Ended September 30, 2002         $ 22.8         $ 0.68        $ 26.6
Quarter Ended September 30, 2001           15.5           0.46          14.4

Nine Months Ended September 30, 2002       28.4           0.84          42.1
Nine Months Ended September 30, 2001       48.1           1.44          56.9

     UniSource Energy and TEP's net income for the three months ended September 30, 2002 increased from the net income reported for the comparable period in 2001. The primary reasons for the increases include the significantly reduced purchased power and fuel expenses incurred by TEP due to lower electric wholesale activity, the increase in TEP's retail sales revenue, and $4.2 million in income tax benefits. A coal contract termination fee of $6.8 million (after-tax) partially offset the increase for the quarter.

     UniSource Energy and TEP's net income for the nine months ended September 30, 2002 decreased from the same period in 2001 as a result of significant reduction in electric wholesale revenues due to lower wholesale energy prices, milder weather compared to the prior year, decreased consumption by TEP's mining customers, an adverse ruling on a coal price arbitration, and the coal contract termination fee. These factors were partially offset by increased consumption by TEP's residential, commercial, and industrial customers, the $4.2 million in tax benefits recorded in the third quarter of 2002, and $1.7 million of income tax credits recorded in the second quarter of 2002.

     Outlook and Strategy
     --------------------

     In recent years, the electric utility industry has undergone significant regulatory change designed to encourage competition in the sale of electric generation services. However, given changing market conditions including recent events in California related to deregulation and the Enron Corp. (Enron) bankruptcy, the Arizona Corporation Commission (ACC) is continuing its review of the Retail Electric Competition Rules (Rules). Additionally, the Federal Energy Regulatory Commission (FERC) issued various orders in response to the California energy crisis which have impacted our businesses. We continually evaluate our position to develop strategies to remain competitive and flexible in this changing environment. Our plans and strategies include the following:

   - Enhance the value of TEP's transmission system while continuing to provide reliable access to generation for TEP's retail customers and market access for all generating assets. This will include focusing on completing a transmission line to an electric distribution company in Nogales, Arizona. This line could eventually be connected to Mexico's utility system.

   - Facilitate the construction of Springerville Unit 3 and Unit 4, which will allow TEP to spread the fixed costs of its Springerville Units 1 and 2 over additional units. This includes obtaining construction financing in early 2003.

   - Facilitate the completion of the Arizona electric utility and gas utility asset acquisition from Citizens Communications Company described below.

   - Reduce TEP's debt as appropriate, using some of our excess cash flows.

   - Proactively maintain TEP's transmission and distribution system to ensure reliable service to its retail customers.

   - Efficiently manage TEP's generating resources and look for ways to reduce or control operating costs in order to improve profitability.

   - Actively participate in the formulation of regulatory policies and actions.

   - Focus the efforts of Millennium's technology entities to begin larger scale production of Global Solar Energy, Inc.'s (Global Solar) thin-film photovoltaic cells and to develop thin-film battery technology. Seek strategic partners and investors to achieve commercial operation of these businesses.

     To accomplish our goals, we estimate that in the next twelve months, TEP will spend approximately $119 million on capital expenditures, Millennium will provide between $11 million and $14 million of funding to its technology investments, and we will provide between $40 million and $80 million to UED. Our funding of UED will depend upon the timing of financial close of the Springerville expansion project and UED's ultimate ownership percentage. In addition, we will spend $230 million for the acquisition of the Arizona electric utility and gas utility assets from Citizens Communications Company, which we expect to finance from funds from UniSource Energy and its affiliates and debt secured by the purchased assets. UniSource Energy may also consider financing a portion of the purchase with new equity, depending on market conditions and other considerations.

     While we believe that our plans and strategies will continue to have a positive impact on our financial prospects and position, we recognize that we continue to be highly leveraged, and as a result, our access to the capital markets may be limited or more expensive than for less leveraged companies.


ASSET PURCHASE AGREEMENTS
-------------------------

     On October 29, 2002, UniSource Energy entered into two Asset Purchase Agreements with Citizens Communications Company (Citizens) for the purchase by UniSource Energy of Citizens' Arizona electric utility and gas utility businesses for a total of $230 million in cash. The purchase price of each is subject to adjustment based on the date on which the transaction is closed and, in each case, on the amount of certain assets and liabilities of the purchased business at the time of closing. The purchase price in each transaction may also be adjusted if there is a casualty loss, governmental taking, or discovery of substantial additional environmental liabilities, in each case subject to materiality thresholds, prior to the closing. UniSource Energy will assume certain liabilities associated with the purchased assets, but will not assume Citizens' obligations under the industrial development revenue bonds issued to finance certain of the purchased assets for which Citizens will remain the economic obligor. The asset purchases are expected to close in the second half of 2003 after the conditions to the consummation of the transactions, including federal and state regulatory approvals, are satisfied or waived.

     The closing of the transactions is subject to approval by the ACC, the FERC and the SEC under the Public Utility Holding Company Act of 1935, as amended. The closing is also subject to the filing of the requisite notification with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary closing conditions.

     The Asset Purchase Agreements are subject to termination if the closing has not occurred within 15 months of the date of the Asset Purchase Agreements (subject to extension in limited circumstances), if a governmental authority seeks to prohibit the transactions, if required regulatory approvals are not obtained with satisfactory terms and conditions, or if either party is in material breach and such breach is not cured. If one Asset Purchase Agreement is terminated, the other will also be automatically terminated. If the Asset Purchase Agreements are terminated by Citizens due to UniSource Energy's breach, UniSource Energy must pay to Citizens a $25 million termination fee as liquidated damages. If the Asset Purchase Agreements are terminated by UniSource Energy due to Citizen's breach, Citizens must pay to UniSource Energy a $10 million termination fee as liquidated damages. The termination fees are also payable in certain other limited circumstances.

     Under the Asset Purchase Agreements, UniSource Energy and Citizens will assume joint responsibility for completing two utility rate cases that Citizens has pending before the ACC. UniSource Energy expects to reduce the amount of rate relief requested due to the discount represented by the purchase price.

     We expect that the purchase price will be financed by funds from UniSource Energy and its affiliates and debt secured by the purchased assets. UniSource Energy may also consider financing a portion of the purchase with new equity, depending on market conditions and other considerations. UniSource Energy expects to form a new subsidiary to hold the purchased assets, which subsidiary will maintain a separate rate structure from TEP.


FACTORS AFFECTING RESULTS OF OPERATIONS
---------------------------------------

   SALES TO MINING CUSTOMERS

     TEP's sales to mining customers depend on a variety of factors, including changes in supply and demand in the world copper market and the economics of self-generation. As the result of low copper prices, TEP's mining customers have curtailed operations in recent years, and TEP's sales to mining customers have decreased. In October 2002, one of TEP's mining customers notified its employees that it may cease mining operations at one of its mines at year-end. Any such reduction in operations would further decrease sales to mining customers from already decreased levels due to curtailment. For the nine months ended September 30, 2002, we earned approximately $8 million in revenue from sales to this customer. Any reduction of this retail revenue would be mitigated by an opportunity for TEP to sell this generation capacity in the wholesale market or to reduce generation with resulting fuel costs reductions. Given these factors, TEP believes that if this mining customer's operations ceased, TEP's 2003 pre-tax net income could be up to $3 million less than in 2002.

   COMPETITION

     The electric utility industry has undergone significant regulatory change in the last few years designed to encourage competition in the sale of electricity and related services. However, the recent experience in California with deregulation has caused many states, including Arizona, to reexamine retail electric deregulation.

     Since January 1, 2001, all of TEP's retail customers have been eligible to choose an alternate energy supplier. Although there is one Energy Service Provider (ESP) certified by the ACC to provide service in TEP's retail service area, currently none of TEP's retail customers has opted to receive service from this ESP.

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

   - TEP's frozen rates include a fixed Competition Transition Charge component designated for the recovery of its transition recovery assets.

   - TEP is required to file a general rate case for its transmission and distribution business, including an updated cost-of-service study, by June 1, 2004.

   - TEP was initially required to transfer its generation and other competitive assets to a wholly-owned subsidiary by December 31, 2002. The Settlement Agreement also required that by December 31, 2002, TEP, as the Utility Distribution Company, acquire at least 50% of its energy requirements through a competitive bidding process, while the remainder could be purchased under contracts with TEP's generation subsidiary or other energy suppliers. These requirements were removed by the August 2002 ACC decision described below in Recent Developments in the Arizona Regulatory Environment.

     Approval of the Settlement Agreement caused TEP to discontinue regulatory accounting under FAS 71 for its generation operations in November 1999. See Note 2 of Notes to Condensed Consolidated Financial Statements.

     Recent Developments in the Arizona Regulatory Environment
     ---------------------------------------------------------

     In January 2002, the ACC began reexamining the circumstances that have changed since it adopted the Rules in 1996 and revisiting the path to deregulation of the retail electric market. On September 10, 2002, the ACC issued an order that:

   - removed the requirement that TEP transfer its generating assets to a subsidiary;

   - reduced the amount of power to be acquired in the competitive bid process to only that portion not supplied by TEP's existing resources;

   - postponed until March 2003 the requirement that TEP acquire part of its power through a competitive bidding process; and

   - required that TEP and Arizona Public Service Company (APS) develop a study process to address concerns about the reliability of must-run power plants located within transmission constrained areas.

     TEP cannot predict the outcome or the ultimate resolution of the remaining issues, which include the development of a competitive bidding process; ACC oversight of the competitive process; least-cost planning for the evaluation of bids; demand side management and environmental risk mitigation issues. In addition, TEP and APS are each required to file a needs assessment and procurement proposal with the ACC, which will be used to determine the minimum amount of power, the timing, and the form of procurement subject to the competitive bidding process.

     As part of its reexamination of the Rules, the ACC had planned to address the requirement for Arizona electric utilities to participate in the Arizona Independent Scheduling Administrator (AISA) organization. The Rules originally required the formation and implementation of the AISA; however, the ACC opened a docket in July 2001 to revisit this obligation. This issue is pending and will be addressed separately from the issues identified above.

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

     Election of ACC Commissioners
     -----------------------------

     The ACC currently includes three commissioners: William A. Mundell, Jim Irvin and Marc Spitzer. In the November 2000 election, the Arizona voters approved an amendment to the Arizona Constitution that expands the ACC membership to five commissioners beginning January 2003. The amendment also expands the term of office from a single six-year term to up to two four-year terms, with a two-year term phase-in period for the newly elected commissioners.

     In the November 2002 general election, the Arizona voters elected Mike Gleason and Jeff Hatch-Miller to the two additional seats created by the amendment. The voters also re-elected Jim Irvin to an additional term. As of January 2003, the following commissioners will be in office.

     Commissioner                Party           Term(s)
     ------------                -----           -------
     William A. Mundell          Republican      1999-2004
     Jim Irvin                   Republican      1997-2002 and 2003-2006
     Marc Spitzer                Republican      2001-2006
     Mike Gleason                Republican      2003-2004
     Jeff Hatch-Miller           Republican      2003-2004


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

     On October 10, 2002, the FERC issued an order approving, in part, the WestConnect RTO Proposal. The FERC conditionally approved, subject to modification, the proposed governance structure, interconnection process, congestion management program, and planning and expansion program. The FERC approved the proposal for voluntary conversion of existing contracts; the market approach for providing ancillary services; the proposal for monitoring the market and maintaining short-term reliability; and formula rates for grid charges. The WestConnect participants are evaluating the modifications suggested by the FERC order and the implications of the standard market design NOPR provisions.

     On April 18, 2002, the Western Systems Coordinating Council, Southwest Regional Transmission Association, and Western Regional Transmission Association merged to form the Western Electricity Coordinating Council
(WECC). On September 12, 2002, the FERC issued an order approving this organization. The new organization, WECC, will continue to be responsible for coordinating and promoting electric system reliability and will support efficient competitive power markets in the Western Interconnection. WECC's interconnection-wide focus is intended to complement current efforts to form RTOs in various parts of the West.

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

Average Market Price for Around-the-Clock Energy            MWh
---------------------------------------------------------------
   Quarter ended September 30, 2002                       $  28
   Quarter ended September 30, 2001                          40

   Nine months ended September 30, 2002                      25
   Nine months ended September 30, 2001                     117

     Beginning in June 2000 and continuing through May 2001, the average market price for around-the-clock energy in the western U.S. energy market increased to unprecedented levels due to a number of factors, including unusually high natural gas prices, decreased hydropower supply, increased demand and insufficient generation to meet the increased demand. Prices began a steady decline in June 2001, and now have reached levels that are more consistent with historical prices. As of October 31, 2002, the average forward around-the-clock market price for the balance of the year 2002 was approximately $32 per MWh, based on the Dow Jones Palo Verde Index. As a result, TEP's wholesale revenues have been significantly lower in 2002 than in 2001. We cannot predict whether these lower prices will continue, or whether changes in various factors that influence demand and capacity will cause prices to rise again during the remainder of 2002.

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

     FERC Matters
     ------------

     As described more fully in the 2001 Form 10-K, the FERC ordered hearings and issued several orders during 2000 and 2001 to mitigate volatile energy prices in the western U.S. and to address the energy emergency in California. Certain soft price caps on power sold to the California Independent System Operator (CISO) were enacted in 2000, and were later replaced in 2001 with an order for price mitigation applicable to certain wholesale power sales to California and throughout the entire western U.S. which applied through September 30, 2002. The FERC replaced this price mitigation order with a firm price cap in July 2002, effective through September 30, 2002. The FERC extended the firm price cap for 30 days, until October 30, 2002, and established a new market power mitigation plan that is effective October 31, 2002. TEP does not expect the FERC orders to have a significant impact on its wholesale power sales.

     Also, as described more fully in the 2001 Form 10-K, the FERC issued several orders specifying the methodology to calculate refunds/offsets applicable to wholesale sales into the CISO's and the California Power Exchange's (CPX) spot markets for the period from October 2, 2000 to June 20, 2001. The administrative hearing before a FERC judge to determine the amount of refunds/offsets, based on the FERC-specified methodology, is in progress. In August 2002, the FERC staff proposed revised calculations to determine amounts due from the CPX and the CISO, based on concern that natural gas prices were manipulated. If we were to apply these proposed adjustments to amounts due to TEP, TEP could receive as little as $4 million, plus interest, of the amounts due from the CPX and the CISO. The FERC has not yet confirmed or rejected the calculation proposed by its staff. Under earlier calculations proposed by the FERC staff, TEP could receive up to $11 million plus interest.

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

     There are several other outstanding legal issues, complaints, and lawsuits concerning the California energy crisis related to the FERC, wholesale power suppliers, Southern California Edison Company (SCE), Pacific Gas & Electric Company (PG&E), the CPX and the CISO, and to Enron. We cannot predict the outcome of these issues or lawsuits. We believe, however, that TEP is adequately reserved for its transactions with the CPX, the CISO and Enron. See Note 8 of Notes to Condensed Consolidated Financial Statements.

     The NOPR which the FERC issued on July 31, 2002 proposed standard market design rules that would significantly alter the markets for wholesale electricity and transmission and ancillary services in the United States. The new rules would establish a generation adequacy requirement for "load-serving entities" and a standard platform for the sale of electricity and transmission services. Under the new rules, Independent Transmission Providers would administer spot markets for wholesale power, ancillary services and transmission congestion rights, and electric utilities, including TEP, would be required to transfer control over transmission facilities to the applicable Independent Transmission Provider. The NOPR was open for a 75-day comment period for the majority of the rules, with comments on some specific issues in the Western market due on January 15, 2003. Final rules are expected to be issued in 2003. Once the final rules are issued, a phased compliance schedule will begin. TEP is currently in the process of determining the impact the proposed rules would have on its operations.

     SCE Power Exchange Agreement
     ----------------------------

     A ten-year power exchange agreement between TEP and SCE requires SCE to provide firm system capacity of 110 MW to TEP during the summer months. TEP is then obligated to return to SCE in the winter months the same amount of energy that TEP received from SCE during the preceding summer. The agreement expires in 2005. SCE fully met its obligations throughout the third quarter of 2002.

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

     Risk Management Committee
     -------------------------

     We have a Risk Management Committee responsible for the oversight of commodity price risk and credit risk related to the wholesale energy marketing activities of TEP and the emissions allowance and coal trading activities of Millennium Environmental Group, Inc. (MEG). Our Risk Management Committee consists of officers with responsibility for finance, accounting, legal, wholesale marketing, and the generation operations of UniSource Energy. To limit TEP and MEG's exposure to commodity price risk, the Risk Management Committee sets forward contract and trading policies and limits, which are reviewed frequently to respond to constantly changing market conditions. To limit TEP and MEG's exposure to credit risk in these activities, the Risk Management Committee approves credit policies and limits and reviews counterparty credit exposure on a monthly basis.

     Commodity Price Risk
     --------------------

     We are exposed to commodity price risk primarily relating to changes in the market price of electricity, natural gas, coal and emissions allowances. To manage its exposure to energy price risk, TEP enters into forward contracts to buy or sell energy at a specified price and future delivery period. Generally, TEP commits to future sales based on expected excess generating capability, forward prices and generation costs, using a diversified market approach to provide a balance between long-term, mid-term and spot energy sales. Similarly, TEP enters into forward purchases during its summer peaking period to ensure it can meet its load and reserve requirements and account for other contract and resource contingencies. These positions are managed on both a volumetric and dollar basis and are closely monitored using risk management policies and procedures with oversight by the Risk Management Committee. For example, the risk management policies provide that TEP should not take a short position in the third quarter and will have supply backing up all forward sales positions.

     TEP also enters into limited forward purchases and sales to optimize its resource portfolio and take advantage of locational differences in price. Some of these forward contracts are considered to be derivatives under Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. TEP marks its derivative forward contracts to market on a daily basis using actively quoted prices obtained from brokers for power traded over-the-counter at Palo Verde and at other southwestern U.S. trading hubs. As of September 30, 2002, all of TEP's derivative forward contracts were for settlement within twelve months. TEP's risk management policies restrict forward positions to mature no longer than the end of the next calendar year. Because of the short-term duration of these positions, we believe that the market is liquid and that the various broker quotations used to calculate the mark-to-market values represent accurate measures of the fair values of these positions. To adjust the value of its derivative forward contracts to fair value on its income statement, TEP recorded an unrealized gain of $0.1 million in the third quarter of 2002, and an unrealized gain of $0.8 million for the nine months ended September 30, 2002. TEP had a cumulative unrealized loss of $0.5 million on its December 31, 2001 balance sheet and a cumulative unrealized gain of $0.3 million on its September 30, 2002 balance sheet. These small dollar amounts demonstrate the limited derivative forward contract activities conducted by TEP and the limited impacts on TEP's operating results and financial condition.

     TEP uses a sensitivity analysis to measure the impact of an unfavorable change in market prices on the fair value of its derivative forward contracts. As of September 30, 2002, a 10% unfavorable change in the market prices of electric power from quarter-end levels would have decreased the fair value of these instruments by less than $1 million. Beginning in 2001, changes in the fair value of these derivative instruments are measured in TEP's financial statements in accordance with FAS 133. See Critical Accounting Policies - Accounting for Derivative Instruments and Hedging Activities, below and Note 3 of Notes to Condensed Consolidated Financial Statements.

     During the fourth quarter of 2001, MEG began managing and trading emission allowances, coal and related financial instruments. We manage the market risk of this new line of business by setting notional limits by product, as well as limits to the potential change in fair market value under a hypothetical 33% change in price or volatility. We closely monitor MEG's trading activities, including swap agreements, options and forward contracts, using risk management policies and procedures with oversight by the Risk Management Committee. MEG marks its trading positions to market on a daily basis using actively quoted prices obtained from brokers and options pricing models for positions that extend through 2004. As of September 30, 2002, the fair value of MEG's trading assets totaled $8.6 million and the fair value of MEG's trading liabilities totaled $5.2 million. These amounts include a cumulative unrealized gain of $0.4 million to adjust to fair market value as of September 30, 2002.

     TEP is generally subject to increased commodity price risk during the third quarter of each year, due to the seasonal nature of its business as a summer-peaking utility. To mitigate the risk of unexpected losses of generation resources due to unplanned outages or natural disasters or unavailability of other power resources, TEP purchased 50 MW of energy on a forward basis to protect its retail customers from power interruptions for the summer of 2002. TEP also relied upon two new peaking units which went in service in June 2001, interruptible contracts, and reserve sharing arrangements with other utilities as resources. Under the terms of its Settlement Agreement, TEP's retail rates are frozen through December 31, 2008, except under certain circumstances. As such, TEP cannot recover increased purchased power costs without further ACC action. See Factors Affecting Results of Competition - Industry Restructuring, above.

     TEP also purchases coal and natural gas in the normal course of its business to fuel its generating plants. The majority of its coal supplies are purchased under long-term contracts, which result in very predictable prices. TEP usage of natural gas to fuel generating plants has historically comprised less than 5% of its generation output and 2% of its total fuel costs. This historical natural gas usage has been to meet the summer peak demands of our firm electric wholesale and retail customers and transmission import requirements. Natural gas usage to meet these demands is expected to increase at approximately 1% - 2% of total generation output per year. Due to its limited and historically seasonal usage of natural gas for firm electric wholesale and retail customers, TEP typically purchases its gas needs in the spot and short-term markets. During the last two years, however, significantly more natural gas was used for generation purposes.
In the third quarter of 2002, natural gas fueled 9% of our total generation output and resulted in $12 million of fuel expense, compared with 10% gas usage and $20 million in expense in the third quarter of 2001. For the first nine months of 2002, natural gas fueled 7% of our total generation output and resulted in $26 million in fuel expense, compared with 10% and $69 million for the same period in 2001. The increased usage and costs during 2001 are primarily the result of strong wholesale power markets and higher natural gas prices in the first half of 2001.

     TEP is assured of its gas supply as a retail customer of the local gas supplier. TEP periodically negotiates its contract with its gas supplier to establish terms relating to pricing and scheduling of gas delivery. TEP entered into fixed price gas purchase agreements in May and July 2002 to hedge its risk of fluctuations in the market price of gas for June through October of 2002. The agreements covered approximately 30% of TEP's anticipated gas purchases for that period. TEP will be renegotiating its gas supply and transportation agreement with its supplier due to recent FERC action in El Paso Natural Gas Pipeline's allocation process. TEP's supplier is affected by this action, which converts it from a full requirements to a contract demand customer. TEP does not anticipate any material difference in operational or economic terms in the new agreement, which is estimated to begin May 1, 2003.

     In the third quarter of 2002, TEP terminated a coal supply agreement for the Irvington Generating Station (Irvington), paying a contract termination fee of $11.3 million. The additional expense will be mitigated by TEP not being required to make a take-or-pay penalty payment of approximately $3.5 million per year in 2002 and in future years. The termination of this contract is expected to provide TEP with a pre-tax rate of return in excess of 20%.

     As a result of TEP's 50% ownership of San Juan Generating Units 1 and 2, TEP may be affected by litigation involving the San Juan Coal Company, coal supplier to the San Juan Generating Station. See Note 7 of Notes to Condensed Consolidated Financial Statements - TEP Contingencies. We cannot predict the ultimate outcome of this litigation, or whether it will adversely affect the amount of coal available or cost of coal to San Juan. We do not expect resolution of this litigation to be material to TEP as a 19.8% owner of San Juan in total.

     Credit Risk
     -----------

     UniSource Energy is exposed to credit risk in its energy-related forward contract and trading activities related to potential nonperformance by counterparties. We manage the risk of counterparty default by performing financial credit reviews and setting limits and monitoring exposures, requiring collateral when needed, and using a standardized agreement which allows for the netting of current period exposures to and from a single counterparty. Despite such mitigation efforts, there is a potential for defaults by counterparties to occur from time to time. In the fourth quarter of 2000 and the first quarter of 2001, TEP was affected by payment defaults by SCE and PG&E for amounts owed to the CPX and the CISO. In the fourth quarter of 2001, Enron defaulted on amounts owed to TEP for energy sales.

     We calculate counterparty credit exposure by adding any outstanding receivable (net of amounts payable if a netting agreement exists) to the mark-to-market value of any forward contracts. As of September 30, 2002, TEP's total credit exposure related to its wholesale forward contract activities (excluding defaulted amounts owed by the CPX, the CISO and Enron), was less than $7 million, and MEG's total credit exposure related to its trading activities was less than $6 million. TEP and MEG's credit exposure is diversified across approximately 32 counterparties. Less than $1 million of exposure is to non-investment grade companies.

     UniSource Energy is also exposed to credit risk related to the recent sale of assets owned by Nations Energy, a wholly-owned subsidiary of Millennium. In September 2001, Nations Energy sold its 26% equity interest in a power project located in Curacao, Netherland Antilles to a subsidiary of Mirant Corporation (Mirant). Nations Energy received $5 million in cash proceeds and recorded an $11 million note receivable from the sale at its net present value of $8 million, with the discount amortized to interest income over the five-year life of the note. The note is guaranteed by Mirant Americas, Inc., a subsidiary of Mirant. Payments on the note receivable are expected as follows: $2 million in July 2004, $4 million in July 2005, and $5 million in July 2006.

     In October 2002, the major rating agencies downgraded the ratings of Mirant and certain of its subsidiaries due to significantly lower operating cash flow relative to its debt burden coupled with the likelihood that future operating cash flow levels may weaken further. Their ratings are now below investment grade. As of September 30, 2002, Nations Energy's receivable from Mirant is approximately $9 million. We cannot predict what effect the downgrade of Mirant will have on its ability to make its required payments to Nations Energy when due, beginning in July 2004. Nations Energy has not recorded an allowance for doubtful accounts and we will continue to evaluate whether any further ratings events or actions by Mirant will impact the collectibility of the receivable.

   GENERATING RESOURCES

     Water Supply
     ------------

     Drought conditions in the Four Corners region, combined with water usage in upper New Mexico, have resulted in decreasing water levels in the lake that indirectly supplies water to the San Juan and Four Corners generating stations. The U.S. Bureau of Reclamation projects that, based on historical factors and seasonal usage, there should be adequate capacity in the lake for all water users. However, under worst case conditions, the decreasing water levels may result in a water shortage that could affect the operations of the generating stations beginning in 2003 and extending into later years. TEP and the other owners of the generating stations are evaluating alternatives to minimize the effect of a possible water shortage. Alternatives under discussion include water conservation efforts in the region and the purchase of water rights. TEP cannot predict the ultimate outcome of the drought, or whether it will adversely affect the amount of power available from the San Juan and Four Corners generating stations.

   FUTURE GENERATING RESOURCES

     Springerville Generating Station Expansion
     ------------------------------------------

     As reported in the 2001 Annual Report on Form 10-K, UED and Salt River Project Agricultural Improvement and Power District (SRP) signed a joint development agreement in October 2001, which set forth certain terms associated with the ownership and development of two new coal-fired electric generating units (Springerville Units 3 and 4). The arrangement contemplated that SRP would effectively obtain 50% (or approximately 400
MW) of the interest in the total output of the project. The balance of the electric output was expected to be sold to other regional power companies, possibly including TEP. As a result of recent developments, UED and SRP are modifying the joint development agreement to provide for the purchase by SRP of a specified amount of power from Unit 3 and an option for SRP, at a later date, to own Unit 4. An agreement in principle on the revised terms has been reached and the parties are in the process of preparing an amendment to the agreement. With respect to Unit 3, the entire output of 400 MW is now expected to be sold under power purchase arrangements with regional power companies, including TriState Generation and Transmission Association (TriState), SRP and TEP. It is currently expected that TEP would purchase up to 100 MW of capacity.

     We presently anticipate that power purchase agreements with other project off-takers, the engineering, procurement and construction contract, and other required project agreements will be finalized during the fourth quarter of 2002 and that the construction financing will be in place by early 2003. Upon financial close, we expect that construction will begin shortly thereafter, with commercial operation of Unit 3 expected to occur in late 2005 or early 2006. We can make no assurances, however, about the ultimate timing, or whether UED will proceed with this project. See Note 7 of Notes to Condensed Consolidated Financial Statements - UED Commitments.

     Springerville was originally designed for four units. If constructed, each of Units 3 and 4 would consist of a 400 MW coal-fired, base-load generating unit at the same site as Springerville Units 1 and 2, and would allow TEP to spread the fixed costs of the existing common facilities over the additional generating unit (or units). The revised project scope and schedule are currently being refined in connection with the terms of an engineering, procurement, and construction contract. UED is also continuing the permitting process, evaluating financing alternatives, and negotiating with other potential long-term power purchasers in addition to SRP and TriState.

     On October 29, 2002, the ACC issued an order that re-affirms the Certificate of Environmental Compatibility (CEC) granted to TEP authorizing the construction of Unit 3, subject to compliance with certain conditions and approved the CEC for Unit 4 subject to certain conditions occurring. The ACC approved construction of a third and fourth unit at the Springerville Generating Station in 1977 and 1987, respectively, provided that TEP, as plant operator, demonstrate that the fourth unit was needed to provide an adequate, economical and reliable supply of electric power to its customers.

     TEP worked with the Environmental Protection Agency and the Arizona Department of Environmental Quality (ADEQ) to determine mutually acceptable levels of emissions for all four units to accomplish significant emission reductions from current levels. The ADEQ issued a final permit on April 29, 2002. If constructed, Springerville Units 3 and 4 will be equipped with modern emissions control technology, and the emissions controls on Units 1 and 2 will be upgraded. Sulfur dioxide emissions from all four units will be up to 55 percent less than those currently produced from the two existing units, while nitrogen oxide emissions will be up to 39 percent less. TEP also volunteered to undertake some operational changes on the existing units to reduce emissions as early as July 2003, rather than waiting until the expansion project is scheduled for completion.

     Environmental activist groups have expressed concerns regarding the construction of any new units. Such concerns have been expressed during the permitting and ACC proceedings and may extend to other forums and to issues apart from the proposed construction. On November 13, 2001, the Grand Canyon Trust, an environmental activist group, filed a complaint in U.S. District Court against TEP for alleged violations of the Clean Air Act at the Springerville Generating Station. The complaint alleges that more stringent emission standards should apply to Units 1 and 2 and that new permits and the installation of additional facilities meeting Best Available Control Technology standards are required for the continued operation of Units 1 and 2 in accordance with applicable law. On September 10, 2002, the U.S. District Court granted TEP's motion for summary judgment on one of the primary issues in the case: whether TEP commenced construction within 18 months and/or by March 19, 1979, after the original 1977 air permit covering Units 1 and 2 was issued. The case is presently scheduled for trial in March 2003 on the remaining issues: (a) whether TEP discontinued construction for a period of 18 months or longer or did not complete construction in a reasonable period of time, and (b) whether TEP commenced construction, for purposes of New Source Performance Standard applicability, by September 18, 1978. TEP believes the claims are without merit and will continue to vigorously contest them.


CRITICAL ACCOUNTING POLICIES
----------------------------

     In preparing financial statements under GAAP, management exercises judgment in the selection and application of accounting principles, including making estimates and assumptions. We consider Critical Accounting Policies to be those that could result in materially different financial statement results if our assumptions regarding application of accounting principles were different. We describe our Critical Accounting Policies below. Other significant accounting policies are discussed in the 2001 Form 10-K, Note 1 - Nature of Operations and Summary of Significant Accounting Policies. Recently issued accounting standards are discussed in
Note 14 of Notes to Condensed Consolidated Financial Statements - New Accounting Pronouncements.

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

     In November 1999, upon approval by the ACC of TEP's Settlement Agreement relating to recovery of TEP's transition costs and standard retail rates, TEP stopped applying FAS 71 to its generation operations.

     TEP continues to apply FAS 71 in accounting for the distribution and transmission portions of its business, its regulated operations, and periodically assesses whether it can continue to apply FAS 71 to these operations. If TEP stopped applying FAS 71 to its remaining regulated operations, it would write off the related balances of its regulatory assets as an expense on its income statement. Based on the balances of TEP's regulatory assets at September 30, 2002, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary loss, after-tax, of approximately $236 million. While regulatory orders and market conditions may affect TEP's cash flows, its cash flows would not be affected if it stopped applying FAS 71.

     Accounting for Derivative Instruments, Trading Activities and Hedging Activities
     ---------------------------------------------------------------------

     On January 1, 2001, TEP adopted FAS 133. A derivative financial instrument or other contract derives its value from another investment or designated benchmark. When TEP adopted FAS 133, some of the forward contracts that it used to buy and sell wholesale power were considered to be derivatives based on the accounting guidance at that time. Other contracts qualified for hedge accounting.

     Because of the complexity of derivatives, the FASB established a Derivatives Implementation Group (DIG). During 2001, the DIG issued new guidance, which changed the contracts that qualified as derivatives under FAS 133. To date, the DIG has issued more than 100 interpretations to provide guidance in applying FAS 133. As the DIG or the FASB continues to issue interpretations, TEP may change the conclusions that it has reached and, as a result, the accounting treatment and financial statement impact could change in the future.

     Under FAS 133, TEP records unrealized gains and losses on its derivative forward contracts and adjusts the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month. Similarly, in accordance with the accounting guidance for energy-related trading activities, MEG records unrealized gains and losses on its trading activities and adjusts the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month. The market prices used to determine fair value for these derivative instruments and trading activities are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value. TEP reports its unrealized gain/loss on forward sales net of its unrealized gain/loss on forward purchases as a component of Operating Revenues. MEG reports its unrealized gain/loss on trading activities net of its realized gain/loss on trading activities as a component of Operating Revenues. The net pre-tax gain on TEP forward contracts and MEG trading activities for the three and nine months ended September 30, 2002, were approximately $0.4 million and $0.9 million, respectively. At September 30, 2002, the fair value of TEP's derivative assets and MEG's trading assets totaled $8.9 million, which is reported in Other Current Assets, and the fair value of MEG's trading liabilities totaled $5.2 million, which is reported in Other Current Liabilities.

     See Note 3 of Notes to Condensed Consolidated Financial Statements.

     Payment Defaults and Allowances for Doubtful Accounts
     -----------------------------------------------------

     We record an allowance for doubtful accounts when we determine that an account receivable will not be collected. At September 30, 2002 and December 31, 2001, TEP's Accounts Receivable on the balance sheet is net of an $8.4 million allowance for uncollectible receivables related to 2000 and 2001 sales to the CPX, the CISO and Enron. This allowance reflects a 50% reserve on amounts unpaid from the CPX, the CISO and Enron, as TEP believes it is probable that it will collect at least 50% of this aggregate outstanding net receivable due to the recent (a) stabilization of the power markets, (b) rate increases achieved by PG&E and SCE, (c) settlements made by California utilities with various power providers, and (d) data in filings of FERC refund hearings.

     SCE publicly disclosed that on March 1, 2002, it obtained financing and made payments so that it has no material undisputed obligations that are past due or in default. These payments included a payment to the CPX; however, TEP did not receive a corresponding payment from the CPX. In August 2002, the FERC staff proposed revised calculations to determine amounts due from the CPX and the CISO, based upon concern that natural gas prices were manipulated. If we were to apply these proposed adjustments to amounts due to TEP, TEP could receive as little as $4 million plus interest of the amounts due from the CPX and the CISO. The FERC has not yet confirmed or rejected the calculation proposed by its staff. Under earlier calculations proposed by the FERC staff, TEP could receive up to $11 million plus interest. In addition, TEP has cash collateral of approximately $1 million on deposit in an escrow account with the CPX, which is currently unavailable to TEP due to the bankruptcy stay.

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

     The amount that TEP ultimately collects from the CPX, the CISO and Enron would have an impact on its earnings if the amount is more or less than the $8.4 million TEP has reserved. If TEP collects all of the $16.8 million, its pre-tax income will increase by $8.4 million. If TEP does not collect any of the $16.8 million, its pre-tax income will decrease by $8.4 million. We also believe that TEP is due interest on the amounts it is owed; however, TEP has not accrued such amounts.

     Capitalization of UED Project Development Costs
     -----------------------------------------------

     UED capitalizes project development costs when it is probable that the project will be completed and it expects to recover the costs of the project. UED and SRP entered into a Joint Development Agreement in October 2001 to develop two 400 MW coal-fired units at TEP's existing Springerville Station. As a result of recent developments, UED and SRP are modifying the Joint Development Agreement to provide for the purchase by SRP of a specified amount of power from Unit 3 and an option for SRP to own Unit 4. See Future Generating Resources above. UED and SRP each committed project development funding for professional services and other third party costs. At September 30, 2002, capitalized project development costs on UED's balance sheet were approximately $16.1 million. If the project does not proceed, the capitalized project development costs will be immediately expensed.

     Unbilled Revenue
     ----------------

     TEP's electric retail revenues include an estimate of MWhs delivered but unbilled at the end of each period. The unbilled revenue is estimated by comparing the MWhs consumed to the MWhs billed to TEP's retail customers. The excess of MWhs consumed over MWhs billed is then allocated to the retail customer classes based on estimated usage by each customer class. TEP then records revenue for each customer class based on the various bill rates for each customer class. Due to the seasonal fluctuations of TEP's actual load, the unbilled revenue amount is greater in the summer months than it is in the winter months.

     Deferred Tax Valuation Allowance
     --------------------------------

     We record deferred tax liabilities for amounts that will increase income taxes on future tax returns. We record deferred tax assets for amounts that could be used to reduce income taxes on future tax returns.
We record a valuation allowance, or reserve, for the deferred tax asset amount that we may not be able to use on future tax returns. We estimate the valuation allowance based on our interpretation of the tax rules, prior tax audits, tax planning strategies, scheduled reversal of deferred tax liabilities, and projected future taxable income.

     The valuation allowance of $15.4 million at September 30, 2002, which reduces the Deferred Tax Asset balance, relates to net operating loss and investment tax credit carryforward amounts. In the future if TEP determines that TEP would be able to use all or a portion of these amounts on tax returns, then TEP would reduce the reserve and recognize a tax benefit up to $15.4 million. Factors that could cause TEP to recognize the tax benefit include new or additional guidance through tax regulations, tax rulings, case law and/or the use of such benefits on future tax returns.


RESULTS OF OPERATIONS
---------------------

     UniSource Energy recorded net income of $22.8 million, or $0.68 per average share of Common Stock in the third quarter of 2002, compared with net income of $15.5 million or $0.46 in the third quarter of 2001. Net income for the first nine months of 2002 was $28.4 million, or $0.84 per share in the first nine months of 2002, compared with net income of $48.1 million or $1.44 per share in the first nine months of 2001.

     TEP's significantly reduced purchased power and fuel expense increased net income for the quarter ended September 30, 2002. Additionally, electric retail revenues increased due to increased consumption by TEP's residential, commercial and industrial customers, which more than offset decreased sales to mining customers for the quarter. A tax benefit of $4.2 million from the reduction of the valuation allowance, the recognition of foreign tax losses, and the favorable settlement of an IRS audit issue also contributed to the increased net income. A coal contract termination fee of $6.8 million (after-tax) partially offset the increase for the quarter.

     The significant reduction in electric wholesale revenues due to lower wholesale energy prices and sales activity decreased net income for the nine months ended September 30, 2002. Other factors which contributed to the decrease included milder weather compared to the prior year, decreased consumption by TEP's mining customers, an adverse ruling on a coal price arbitration, and the coal contract termination fee. These factors were somewhat offset in the first nine months of 2002 by increased consumption by TEP's residential, commercial, and industrial customers. A tax benefit of $5.9 million from the reduction of the valuation allowance, the recognition of foreign tax losses, the favorable settlement of an IRS audit issue, and the recognition of income tax credits in the second quarter of 2002 also contributed to the increased net income for the nine months ended September 30, 2002.

     Contribution By Business Segment
     --------------------------------

     The table below shows the contributions to our consolidated after-tax net income by our three business segments, as well as parent company expenses, for the third quarter and first nine months of 2002 and 2001:

                                       Three Months Ended     Nine Months Ended
                                          September 30,          September 30,
                                        2002       2001        2002       2001
--------------------------------------------------------------------------------
                                          - Millions of Dollars -
     Business Segment
       TEP                            $ 26.6     $ 14.4      $ 42.1     $ 56.9
       Millennium                       (2.8)       2.1       (10.5)      (5.2)
       UED                               0.5        0.4         1.0        0.6
       UniSource Energy Standalone (1)  (1.5)      (1.4)       (4.2)      (4.2)
--------------------------------------------------------------------------------
         Consolidated Net Income      $ 22.8     $ 15.5      $ 28.4     $ 48.1
================================================================================

     (1) Represents interest expense (net of tax) on the note payable from UniSource Energy to TEP.

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

     Utility kWh Sales and Revenues
     ------------------------------

     Customer growth, weather and other consumption factors affect retail sales of electricity. Price changes also contribute to changes in retail revenues. Electric wholesale revenues are affected by market prices in the wholesale energy market, availability of TEP generating resources, and the level of wholesale forward contract activity.

     TEP experienced a significant decrease in wholesale energy sales and revenues during the third quarter and first nine months of 2002. Market demand in the western region declined primarily as a result of mild temperatures, and market prices fell as a result of increased capacity in the region and declining natural gas prices, as well as reduced demand. TEP's electric wholesale sales consist primarily of four types of sales:

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

     (4) Sales of transmission service.

     Comparisons of TEP's kilowatt-hour sales delivered and the corresponding electric revenues for the third quarter and first nine months of 2002, compared with the same periods in 2001, are shown below:


                                                 Sales                        Operating Revenue
-------------------------------------------------------------------------------------------------------
                                                          Percent                             Percent
Three Months Ended September 30,        2002      2001     Change         2002       2001      Change
-------------------------------------------------------------------------------------------------------
                                           - Millions of kWh -                - Millions of Dollars -
Electric Retail Sales                  2,476     2,485     (0.4%)       $ 214.4   $  212.1       1.1%
-------------------------------------------------------------------------------------------------------
Electric Wholesale Sales Delivered:
  Forward Contracts                      105       819    (87.2%)           3.4      146.1     (97.7%)
  Long-term Contracts                    213       294    (27.6%)          12.1       11.1       9.0%
  Short-term Sales and Other             706       367     92.4%           24.2       48.2     (49.8%)
  Transmission                             -         -        -             1.4        1.5      (6.7%)
-------------------------------------------------------------------------------------------------------
Total Electric Wholesale Sales         1,024     1,480    (30.8%)          41.1      206.9     (80.1%)
------------------------------------------------------------------------------------------------------.
        Total                          3,500     3,965    (11.7%)       $ 255.5   $  419.0     (39.0%)
=======================================================================================================


                                                 Sales                        Operating Revenue
-------------------------------------------------------------------------------------------------------
                                                          Percent                             Percent
Nine Months Ended September 30,         2002      2001     Change         2002       2001      Change
-------------------------------------------------------------------------------------------------------
                                           - Millions of kWh -               - Millions of Dollars -
Electric Retail Sales                  6,254     6,373     (1.9%)       $ 521.1   $  518.4       0.5%
-------------------------------------------------------------------------------------------------------
Electric Wholesale Sales Delivered:
  Forward Contracts                      609     2,490    (75.5%)          19.8      348.3     (94.3%)
  Long-term Contracts                    685       933    (26.6%)          38.1       38.1       0.0%
  Short-term Sales and Other           1,916     1,415     35.4%           65.1      177.7     (63.4%)
  Transmission                             -         -        -             2.9        3.6     (19.4%)
-------------------------------------------------------------------------------------------------------
Total Electric Wholesale Sales         3,210     4,838    (33.7%)         125.9      567.7     (77.8%)
-------------------------------------------------------------------------------------------------------
        Total                          9,464    11,211    (15.6%)       $ 647.0   $1,086.1     (40.4%)
=======================================================================================================


     TEP's kWh sales to retail customers decreased 0.4% in the third quarter of 2002 compared with the same period in 2001, despite a 2.5% increase in retail customers. Sales to mining customers decreased by 27% due to cutbacks in production by both of TEP's large mining customers in response to lower copper prices. This reduction in sales was partially offset by a 2.5% increase in sales to residential, commercial and industrial customers. Revenues from sales to retail customers increased 1.1% in the third quarter of 2002, reflecting the increased kWh sales to non-mining customers. For the first nine months of 2002, retail kWh sales decreased by 1.9%, while revenues increased slightly compared with the same period in 2001, primarily due to a favorable change in sales mix with decreased sales to mining customers, partially offset by increased sales to residential, commercial and other industrial customers.

     Electric wholesale sales decreased by 31%, while revenues decreased by 80% in the third quarter of 2002, compared with 2001. For the first nine months of 2002, kWh electric wholesale sales decreased by 34% and revenues decreased by 78% compared with the same period in 2001. The decrease in revenues in the third quarter and first nine months of 2002 resulted from decreased sales activity and the sharp decline in market prices from those in the same periods of 2001. Electric wholesale sales for the third quarter 2002 decreased 456,000 MWh while the average market price for around-the-clock energy decreased $12 per MWh, compared with the same period in 2001. In the nine months ended September 30, 2002, electric wholesale sales decreased 1,628,000 MWh, while the average around-the-clock market price decreased $92 per MWh, compared with 2001. Sales and revenues from forward contracts experienced the largest declines, reflecting lower demand and market prices. Short-term sales were higher, however, due to sales of excess energy in the daily and hourly markets. Despite the higher short-term sales volumes, revenues from short-term sales were significantly lower in 2002 due to the lower average market prices. Factors contributing to the lower market prices included more generation online in the western U.S., lower natural gas prices, increased hydropower supply, and weaker demand.

     Fuel and Purchased Power Expenses
     ---------------------------------

     Fuel expense at TEP's generating plants decreased by $9 million, or 14%, in the quarter ended September 30, 2002 compared with the same quarter in 2001 due to decreased natural gas usage for generation and lower gas purchase prices. Contributing to higher gas purchase prices in 2001 was approximately $5 million in costs associated with two gas swap agreements entered into in May 2001 to hedge the risk of price fluctuation. The average cost of fuel per kWh generated for the third quarter of 2002 and 2001 was 1.84 cents and 2.17 cents, respectively. Fuel expense decreased by $39 million, or 19%, for the nine months ended September 30, 2002, compared with the same period in 2001, for the same reasons described above. Fuel expense for the first nine months of 2002 included $2.3 million related to an arbitration ruling that increased the price of coal purchased between 1997 and May 2002 for the Navajo Generating Facility.
TEP owns 7.5% of the Navajo facility. The increased coal prices established by the arbitration ruling will increase fuel expense by approximately $0.4 million per year in the future. The average cost of fuel per kWh generated for the first nine months of 2002 and 2001 was 1.89 cents and 2.23 cents, respectively. See Market Risks - Commodity Price Risk, above.

     TEP recorded a $11.3 million (pre-tax) charge in the third quarter of 2002 as a result of terminating an Irvington coal supply agreement. This expense was mitigated by the reversal in July 2002 of the $2.4 million accrued portion of the total 2002 take-or-pay penalty of $3.5 million. See Market Risks - Commodity Price Risk, above.

     Purchased Power expense decreased by $179 million, or 88%, in the third quarter of 2002 compared with the same period in 2001 due principally to decreased volume of wholesale forward contract activity and significantly lower wholesale prices. In the third quarter of 2001, TEP incurred approximately $12 million in additional costs from several expensive forward purchase contracts that were entered into in May 2001 to assure service reliability in the summer months. TEP paid an average price of $186 per MWh for those forward contracts in 2001. TEP entered into similar contracts in 2002 at an average price of $37 per MWh. Forward purchase contract activity decreased corresponding with the reduction in forward sales activity discussed above. For the nine months ended September 30, 2002, Purchased Power expense decreased $372 million, an 89% decrease from the same period in 2001, for the same reasons.

     Other Operating Expenses
     ------------------------

     Other Operations and Maintenance expense increased $2 million, or 6%, for the third quarter of 2002 compared with the same quarter in 2001, due primarily to increased pension and post-retirement medical benefit costs. In the first nine months of 2002, however, Other Operations and Maintenance expense decreased by $8 million, or 6%, due to the following: (i) a $2 million decrease in maintenance expenses related to scheduled outages at the San Juan Unit 2 and the Springerville Unit 1 generating plants; (ii) $2 million in scheduled repairs in 2001 to the Irvington Unit 3 turbine generator and contracting fees at North Loop generating plant; (iii) a $1 million decrease in post-retirement medical and other benefits; and (iv) a $5 million decrease in bad debt expense. Bad debt expense was $5 million higher in 2001 in recognition of TEP's credit exposure for risk of non-payment from electric wholesale sales to California made in January 2001. TEP recorded no such reserves in 2002. See Note 8 of Notes to Condensed Consolidated Financial Statements.

     Depreciation and amortization expense increased $7 million, or 8%, in the first nine months of 2002, compared with the same period in 2001. Depreciation expense increased due to accrued depreciation of photovoltaic investments at TEP and a $125 million increase in the depreciable asset base, which represents: (i) new line extensions to support new business,
(ii) the addition of a 75 MW gas turbine placed in-service in June 2001, and (iii) routine improvements to TEP's system. These increases were partially offset by reduced depreciation resulting from a change in the second quarter of 2002 to increase the estimated useful lives of gas-fired generating units and internal combustion turbines located in Tucson. See
Note 11 of Notes to Condensed Consolidated Financial Statements.

     Other Income
     ------------

     TEP's income statements for the quarters ended September 30, 2002 and 2001 each include $2 million of Interest Income on the promissory note TEP received from UniSource Energy in exchange for the transfer of its stock in Millennium. On UniSource Energy's consolidated income statement, this income is eliminated as an intercompany transaction.

     TEP's Interest Income for the third quarter and first nine months of 2002 was $2 million and $5 million higher, respectively, compared with the same periods in 2001, due to TEP's $132 million investments in lease debt in 2002. See Liquidity and Capital Resources, below, and Note 6 of Notes to Condensed Consolidated Financial Statements.

     Interest Expense
     ----------------

     Interest Expense for the third quarter and first nine months of 2002 decreased by $2 million and $6 million, respectively, compared with the same periods in 2001, primarily due to decreases in the average interest rate on long-term variable rate tax-exempt debt and reduced capital lease obligations in 2002.

     Income Tax Expense
     ------------------

     Income taxes increased $5 million, or 40%, for the third quarter of 2002 compared with the same period in 2001, primarily due to increased pre-tax income partially offset by a $4.2 million tax benefit from the reduction of the valuation allowance, and the favorable settlement of an IRS audit issue. Income taxes decreased $16 million, or 37%, for the first nine months of 2002, compared with the same period in 2001, primarily due to lower pre-tax income, $1.7 million of tax credits recognized in the second quarter of 2002, as well as the third quarter 2002 tax benefits described above.


RESULTS OF MILLENNIUM ENERGY BUSINESSES
---------------------------------------

     The table below provides a breakdown of the after-tax net income
(loss) recorded by Millennium Energy Businesses:

                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                    2002       2001         2002        2001
------------------------------------------------------------------------------
                                           - Millions of Dollars -

Energy Technology Investments     $ (4.3)    $ (3.0)     $ (10.4)    $ (10.8)
Nations Energy                       1.3        5.2          0.5         5.0
Other                                0.2       (0.1)        (0.6)        0.6
------------------------------------------------------------------------------
Total Millennium                  $ (2.8)    $  2.1      $ (10.5)     $ (5.2)
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

     Nations Energy
     --------------

     Nations Energy's third quarter 2002 net results primarily represent recorded tax benefits recognized from the sale of foreign property. In 2001, Nations Energy's third quarter after-tax net income of $5.2 million was the result of the sale of its investment in a power project in Curacao to a subsidiary of Mirant. See Note 4 of Notes to Condensed Consolidated Financial Statements - Nations Energy Contingency.

     Other Millennium Investments
     ----------------------------

     Other Millennium Investments results include the operations of the remainder of Millennium's equity method and consolidated investees, including Powertrusion International, Inc. (Powertrusion), MEG, and Southwest Energy Solutions.

     The net loss for the nine months ended September 30, 2002 is primarily the result of after-tax losses from Powertrusion approximating $1.5 million and from other investees approximating $1.1 million. These losses were largely offset by interest earned on deposits and recognition of a third quarter 2002 tax benefit of $1.5 million. This benefit was the result of final resolution of IRS audit issues.


RESULTS OF UED
--------------

     UED, established in February 2001, recorded a net profit of $0.5 million for the quarter ended September 30, 2002 and $1.0 million for the first nine months of 2002. Until September 2002, UED owned a 20 MW gas turbine, which it leased to TEP under an operating lease arrangement. In September 2002, UED sold its gas turbine to TEP at its $15 million net book value. Prior to the sale, UED's income represented rental income, less expenses, under the operating lease. This rental income is eliminated from UniSource Energy's after-tax earnings as an intercompany transaction.

     UED is developing the expansion of the Springerville Generating Station. As of September 30, 2002, the capitalized costs on UED's balance sheet were approximately $16.1 million. If the project does not proceed, the capitalized project development costs will be immediately expensed. See Future Generating Resources and Critical Accounting Policies - Capitalization of UED Project Development Costs, above.


DIVIDENDS ON COMMON STOCK
-------------------------

     UniSource Energy
     ----------------

     On August 1, 2002, UniSource Energy declared a cash dividend of $0.125 per share on its Common Stock. This dividend, totaling approximately $4 million, was paid September 10, 2002 to shareholders of record at the close of business August 16, 2002. On November 8, 2002, UniSource Energy declared a cash dividend in the amount of $0.125 per share on its Common Stock, payable December 10, 2002 to shareholders of record at the close of business November 22, 2002.

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

     TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants, including a covenant that requires TEP to maintain a minimum level of net worth. As of September 30, 2002, the required minimum net worth was $280 million. TEP's actual net worth at September 30, 2002 was $355 million. As of September 30, 2002, TEP was in compliance with the terms of the Credit Agreement. See Investing and Financing Activities - TEP Bank Credit Agreement, below.

     The ACC Holding Company Order states that TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings until TEP's equity ratio equals 37.5% of total capital (excluding capital lease obligations). As of September 30, 2002, TEP's equity ratio on that basis was 24%.

     In addition to these limitations, the Federal Power Act states that dividends shall not be paid out of funds properly included in the capital account. Although the terms of the Federal Power Act are unclear, TEP believes that there is a reasonable basis to pay dividends from current year earnings. Therefore, TEP declared its August 2002 dividend from year to date 2002 earnings and its December 2001 dividend from 2001 earnings since TEP had an accumulated deficit, rather than positive retained earnings.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   OVERALL LIQUIDITY

     Our primary source of liquidity is our cash flow from operations, which exceeded $200 million in both 2000 and 2001. These cash flows are derived primarily from retail and wholesale energy sales at TEP, net of the related payments for fuel and purchased power. In 2000 and 2001, our cash flows benefited from higher margins on wholesale energy sales in the western U.S. power markets. This enabled us to increase our cash levels from $145 million at year-end 1999 to $228 million at year-end 2001. We have used our available cash to fund capital expenditures, primarily at TEP, to make investments in our energy technology affiliates, to pay dividends to shareholders, and to reduce leverage at TEP by repaying high coupon debt and investing in lease debt. For example, TEP purchased $132 million of principal amount of Springerville lease debt during the nine months ended September 30, 2002. See Investment in Springerville Lease Debt and Equity, below.

     As we expected, the wholesale energy market conditions have not been as favorable in 2002, with market prices and margins lower than we saw in the previous two years. Another factor that could continue to affect our cash flows from operations is reduced energy demand by TEP's large mining customers. As we have reported elsewhere in this document, TEP's two major mining customers have reduced operations during the last few years due to lower copper prices. We expect this trend to continue. As we entered 2002, we expected a 40 MW load reduction to TEP's system peak demand related to these mining customers. While this load reduction by TEP's mining customers did occur, TEP experienced increased consumption by its other retail customers, which caused TEP to reach a new peak demand in June 2002. We cannot predict, however, whether continued higher consumption by TEP's other retail customers will offset the decreased mining load.

     In the event that we experience lower cash from operations due to these, or other events, we will adjust our discretionary uses of cash accordingly. We believe, however, that we will continue to have sufficient cash flow to cover our capital needs, as well as required debt payments and dividends to shareholders. Furthermore, we believe that even with lower wholesale energy prices and lower demand from mining customers, we will have sufficient excess cash flow to continue to make annual discretionary debt reductions or lease debt investments at TEP in the range of $30 - $50 million. TEP's $100 million Revolving Credit Facility provides us with another major source of liquidity. TEP has borrowed under this facility only one time for a period of approximately one month during the past four years. At September 30, 2002, there were no outstanding borrowings under this facility. If TEP encountered temporary cash needs during the course of the year, it would borrow from this Revolving Credit Facility.

     The Revolving Credit Facility is part of TEP's Bank Credit Agreement, which matures on December 30, 2002. The Credit Agreement also includes a $341 million Letter of Credit Facility (LOC) which supports $329 million of tax-exempt variable rate bonds. If TEP fails to extend or replace the LOCs or to otherwise refinance the bonds prior to the expiration date, the bonds would be subject to mandatory redemption in December 2002. Therefore, the $329 million in bonds have been classified as current liabilities on TEP's balance sheet as of September 30, 2002 and December 31, 2001. TEP is negotiating with its banks and believes that it will be able to complete a new credit agreement prior to the date the bonds would be required to be redeemed. If the new agreement is completed, the $329 million in tax-exempt variable rate bonds will be classified as Long-Term Debt. TEP expects that the amount of the Revolving Credit Facility will be reduced from $100 million to $60 million in the new credit agreement. See Investing and Financing Activities - TEP Bank Credit Agreement, below.

     During the second quarter of 2002, MEG obtained a $5 million line of credit from a bank for the purpose of issuing letters of credit to counterparties to support its emissions allowance and coal trading activities. At September 30, 2002, MEG had $2 million in outstanding letters of credit.

     There have been no other significant changes in our contractual obligations or other commercial commitments from those reported in our 2001 Annual Report on Form 10-K.

     CASH FLOWS

     UniSource Energy
     ----------------

     Consolidated cash and cash equivalents decreased from the September 30, 2001 balance of $191 million to $93 million at September 30, 2002. For the twelve-month period ended September 30, 2002, net cash outflows for investing and financing activities exceeded the cash generated from operating activities.

     Net cash flows from operating activities decreased by $15 million in the first nine months of 2002 compared with the same period in 2001. The net decrease resulted primarily from the following factors:

   - $41 million decrease in cash receipts from sales to wholesale and retail customers, net of fuel and purchased power costs paid; and

   - $11 million cash payment to terminate an Irvington coal supply agreement in September 2002; offset by

   - $11 million decrease in capital lease interest paid as a result of lower lease obligation balances and lower interest rates on variable rate lease debt; and

   - $20 million decrease in income taxes paid due to lower pre-tax income.

     Net cash used for investing activities totaled $240 million in the first nine months of 2002, compared with $94 million during the same period in 2001. TEP spent $101 million to purchase and hold outstanding Springerville Coal Handling Facilities Lease debt in January 2002 and $37 million to purchase and hold outstanding Springerville Unit 1 lease debt in May and September 2002. See Investment in Springerville Lease Debt and Equity, below. Capital expenditures were $13 million higher in 2001 than in 2002 due to UED's $15 million purchase of a 20 MW gas turbine in 2001. Investments in and loans to Millennium Energy Businesses increased $10 million in 2002. Significant investing activities in 2001 included: (i) $11 million in proceeds from the final payment of a promissory note related to the sale of NewEnergy, Inc.; (ii) $5 million in proceeds from the sale of Nations Energy's interest in the Curacao project; and (iii) $7 million in proceeds from the sale of real estate.

     Net cash used for financing activities totaled $31 million in the first nine months of 2002, compared with $30 million in the same period in 2001. In 2002, UniSource Energy paid approximately $20 million to retire capital lease obligations and $13 million in dividends.

     UniSource Energy's consolidated cash balance, including cash equivalents, at November 7, 2002 was approximately $114 million. We invest cash in high-grade money market securities with an emphasis on preserving the principal amounts invested.

     TEP
     ---

     Cash and cash equivalents decreased from the September 30, 2001 balance of $156 million to $68 million at September 30, 2002. For the twelve-month period ended September 30, 2002, net cash outflows for investing and financing activities exceeded the cash generated from operating activities.

     The reasons for the changes in TEP's statement of cash flows are incorporated above in the analysis of the changes in UniSource Energy's consolidated cash flows. In addition, however, TEP's net cash used for investing activities included a $15 million payment to UED for the purchase of its 20 MW gas turbine in September 2002. This payment is eliminated from the UniSource Energy cash flow statement as an intercompany transaction.

     TEP's consolidated cash balance, including cash equivalents, at November 7, 2002 was approximately $89 million.


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

     Capital Expenditures
     --------------------

     TEP's capital expenditures for the three months and nine months ended September 30, 2002 were $25 million and $72 million, respectively. TEP's forecast for capital expenditures for the year ending December 31, 2002 was originally expected to be approximately $124 million, including expected expenditures in 2002 for the construction of a 62-mile transmission line from Tucson to Nogales, Arizona. This forecast has been adjusted downward to approximately $105 million to reflect a change in the timing of the expenditures for the 62-mile transmission line. These expenditures include costs for TEP to comply with current federal and state environmental regulations. Actual construction expenditures may differ from these estimates due to changes in business conditions, construction schedules, environmental requirements and changes to TEP's business arising from retail competition. TEP plans to fund these expenditures through internally-generated cash flow.

     In January 2001, TEP and Citizens entered into a project development agreement for the joint construction of the 62-mile transmission line. In January 2002, the ACC approved the location and construction of the proposed 345 kV line, almost half of which runs through a national forest. A drought-caused closure of the forest in June 2002 has delayed the progress on the environmental impact study required for Federal project approval. A U.S. Department of Energy (DOE) and Forest Service record of decision is expected to occur in the third or fourth quarter of 2003, and construction could begin in the fourth quarter of 2003, with completion expected by the second or third quarter of 2004. Construction costs are expected to be approximately $70 million. TEP has also applied to the DOE for a Presidential Permit that would allow building an extension of the line across the international border with Mexico to interconnect with Mexico's utility system, providing further reliability and market opportunities in the region.

     The estimated expenditures listed above do not include any amounts for the potential expansion of the Springerville Generating Station.
Springerville generation expenditures are expected to be made by UED. See Investing and Financing Activities - UED, below.

     TEP Bank Credit Agreement
     -------------------------

     TEP has a $441 million Credit Agreement with a number of banks which matures on December 30, 2002. The agreement consists of a $100 million Revolving Credit Facility and a $341 million Letter of Credit Facility.
The Revolving Credit Facility is used to provide liquidity for general corporate purposes. The Letter of Credit Facility supports $329 million aggregate principal amount of tax-exempt variable rate debt. The facilities are secured by $441 million in aggregate principal amount of Second Mortgage Bonds. The Credit Agreement contains a number of restrictive covenants including restrictions on additional indebtedness, liens, sale of assets or mergers and sale-leasebacks. The Credit Agreement also contains several financial covenants including (a) a minimum Consolidated Tangible Net Worth equal to the sum of $133 million plus 40% of cumulative Consolidated Net Income since January 1, 1997, (b) a minimum Cash Coverage Ratio of 1.55 in 2002, and (c) a maximum Leverage Ratio of
6.20 in 2002. As of September 30, 2002, TEP was in compliance with these financial covenants.

     As of September 30, 2002 and as of November 7, 2002, TEP had no borrowings outstanding under its $100 million Revolving Credit Facility.

     TEP intends to enter into a new credit agreement prior to the maturity of its existing Credit Agreement, in a structure substantially similar to its existing facilities. In September 2002, the ACC issued an order granting TEP the authority to refinance its Credit Agreement. We cannot, however, predict the final terms and the pricing that will be available. However, due to current market conditions for bank financing, we believe that TEP's annual interest expense related to its Credit Agreement will increase by approximately $12 million. The $329 million in aggregate principal amount of tax-exempt variable rate debt that is supported by the Letter of Credit Facility has been classified as Current Maturities of Long-Term Debt on TEP's Balance Sheet for the period ended September 30, 2002 because the Letter of Credit Facility matures on December 30, 2002. Once a longer term Letter of Credit Facility has been completed, the bonds will be classified as Long-Term Debt.

     Investment in Springerville Lease Debt and Equity
     -------------------------------------------------

     In the first nine months of 2002, TEP made the following investments in Springerville lease debt:


                   Principal                                                Average
    Date             Amount                 Debt Purchased                Coupon Rate
-------------------------------------------------------------------------------------
January 2002      $ 96 million    Springerville Coal Handling Lease Debt      14.3%
May 2002             3 million    Springerville Unit 1 Lease Debt             10.7%
September 2002      33 million    Springerville Unit 1 Lease Debt             10.6%


     In December 2001, TEP purchased a 13% equity ownership interest in the Springerville Coal Handling Facilities Leases for $13 million. In March 2002, TEP terminated the leases related to its equity interest and cancelled the associated debt that we held. As a result of the lease termination, TEP recorded a $21 million reduction to the capital lease obligation, a $27 million reduction of its investment in lease debt, and a $6 million increase in the capital lease asset, which represents the residual value of TEP's interest in the leased asset and is carried at cost.

   MILLENNIUM

     Millennium's significant investments, commitments and investment proceeds are discussed below.

     Energy Technology Investments
     -----------------------------

     We refer to Global Solar, IPS, MicroSat and ITN collectively as Millennium's Energy Technology Investments. During the first quarter of 2002, Millennium reallocated a $10 million line of credit commitment from MicroSat to Global Solar and IPS. During the second quarter of 2002, Millennium committed an additional $10 million in funding to Global Solar. Millennium's advances to its Energy Technology Investments totaled $17.1 million during the first nine months of 2002.

     On April 3, 2002, Millennium signed a letter agreement that facilitates the change in the ownership structure of its Energy Technology Investments to better align Millennium's ownership interest in these investments with its business plans. Millennium retains its preferred shareholder and distribution status. Under the letter agreement and related documents, Millennium:

   - increases its ownership of Global Solar from 67% to at least 81%;
   - increases its ownership of IPS from 67% to at least 70%;
   - decreased its ownership of MicroSat from 49% to 35%;
   - decreased its ownership of ITN from 49% to 9%; and
   - provided an additional $1 million in equity contributions to ITN and will provide additional contingent capital contributions of up to $0.5 million. Such contingent contributions are subject to Millennium's approval of subsidiary business plans.

     We anticipate that the Energy Technology Investments letter agreement provisions will be finalized during the fourth quarter of 2002. Regardless of ownership percentage, as the current sole funder of the Energy Technology Investments, Millennium continues to recognize 100% of the losses from operations of these companies. Millennium expects to fund between $3 million and $7 million of its commitments to its Energy Technology Investments in the fourth quarter of 2002. Including Millennium's unfunded commitments at September 30, 2002 of approximately $7 million, Millennium expects to fund between $11 million and $14 million to these investments in the next twelve months. A significant portion of the funding under these agreements will be used for research and development purposes and administrative costs. As funds are expended for these purposes, Millennium will recognize expense. Additional investment commitments may be made to these technology investments depending on their funding requirements and business outlook. In addition, Millennium is seeking external investors for the Energy Technology Investment companies. If an Energy Technology Investment company receives funding from an external investor and Millennium is no longer the sole funder of that company, Millennium will stop recognizing 100% of the losses from operations of that company and recognize only its percentage share based on its ownership interest.

     During the third quarter of 2002, Millennium and Dow Corning Corporation (Dow Corning) signed a letter of intent regarding additional investments in IPS. Under the letter of intent, both Millennium and Dow Corning will provide additional funding to IPS in exchange for preferred shares of IPS. If the transaction is consummated, Dow Corning would own approximately 15% of IPS and would have future rights to preferred stock
warrants based on established milestones.   Millennium would agree to fund
an additional $2.5 million in the form of cash and equipment and maintain a 70% share ownership.

     Other Millennium Investments and Commitments
     --------------------------------------------

     Millennium has a $15 million capital commitment to a limited partnership that funds energy related investments. As of September 30, 2002, Millennium had funded $6 million of this commitment. The remaining $9 million is expected to be funded within the next three years. A member of the UniSource Energy Board of Directors has an investment in the limited partnership and is a managing director of the general partner of the limited partnership.

     Millennium has a $5 million capital commitment to a venture capital fund that will focus on information technology, optics and biotechnology. During 2002, this venture capital fund merged with another fund that will focus on investments in Arizona, Southern California, New Mexico, Colorado and Utah. As a result, Millennium owns approximately 15% of the merged venture. Millennium will use the cost method to account for this investment. Before the merger, Millennium accounted for this investment under the equity method. Another member of the UniSource Energy Board of Directors is a general partner of the company that manages the fund. At September 30, 2002, Millennium had funded approximately $1 million of the $5 million commitment. Millennium expects to fund no more than $1 million in the fourth quarter of 2002.

     Millennium owns a controlling 50.5% interest in Powertrusion, a manufacturer of lightweight utility poles. During the third quarter of 2002, Millennium provided an additional $2 million of funding to maintain its controlling interest. In addition, during the third quarter, Millennium began recognizing 100% of Powertrusion's losses, as it became the sole funder of Powertrusion's operations. Millennium's remaining investment in Powertrusion at September 30, 2002 was $1.9 million.

     On April 1, 2002, Millennium invested an additional $2 million in TruePricing, Inc., a start-up company established to market energy-related products, bringing Millennium's total investment to $3.1 million.
Millennium's net remaining investment, after the results of operations, was $1.4 million at September 30, 2002.

     On July 15, 2002, Millennium invested $20 million in a company created to develop up to 800 MW of coal-fired generation in the Sabinas region of Coahuila, Mexico. Millennium received a 50% share of Carboelectrica Sabinas, S. de R.L. de C.V., a Mexican limited liability company (Sabinas). The other 50% of Sabinas is owned by Altos Hornos de Mexico, S.A. de C.V. (AHMSA) and certain of its affiliates. Sabinas also owns approximately 19% of Minerales de Monclova, S.A. de C.V., an owner of coal reserves and a supplier of metallurgical coal to the steel industry and thermal coal to the Mexican electricity commission. Under certain circumstances, Millennium has the right to sell its interest in Sabinas to an AHMSA affiliate for $20 million plus an accrued service fee. These circumstances include failure of Sabinas to reach financial closing on the generation project within three years. Millennium's put option is secured by collateral with a value currently in excess of $20 million. UniSource Energy's Chairman and Chief Executive Officer is a member of the board of directors of AHMSA.

   UED

     UED is responsible as project developer for facilitating the Springerville Generating Station expansion project construction. See Future Generating Resources above. To date, we have funded approximately $16 million for development of the project. We expect to provide an additional $7 million in funding for development prior to closing of construction financing. Our funding to UED for equity will depend upon the timing of financial closing of the project and UED's ultimate ownership percentage of the project, but is expected to be $50 million to $100 million for 50% ownership. We presently anticipate closing construction financing for Unit 3 in early 2003. Total construction cost for Unit 3 is expected to be $560 million from 2003 to 2006, and total project costs, which include construction costs, various development costs and interest during construction, are expected to exceed $800 million. We can make no assurances, however, about the ultimate timing, or whether UED will proceed with this project.


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

     5. The creditworthiness of the entities with whom UniSource Energy, TEP, Millennium and their affiliates transact business.

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

    11. Regulatory conditions to the approval of the acquisition of Citizens' Arizona electric utility and gas utility assets.

    12. The level of rate relief granted with respect to Citizens' Arizona electric utility and gas utility assets.

    13. Unanticipated changes in future liabilities relating to employee benefit plans due to changes in market values of its retirement plan assets and health care costs.

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


ITEM 4. - CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

     UniSource Energy and TEP have disclosure controls and procedures to ensure that material information contained in their filings with the SEC is recorded, processed, summarized and reported on an accurate and timely basis. The principal executive officer and principal financial officer of UniSource Energy and TEP have evaluated these disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing of this report. Based on such evaluation, the principal executive officer and principal financial officer of UniSource Energy and TEP have concluded that such disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported accurately and within the time periods specified by the SEC's rules and forms. Since such evaluation there have not been any significant changes in UniSource Energy and TEP's internal controls, or in other factors that could significantly affect these controls.

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

   LITIGATION RELATED TO SAN JUAN GENERATING STATION

     See Note 7 of Notes to Condensed Consolidated Financial Statements - TEP Contingencies.

ITEM 5. - OTHER INFORMATION
--------------------------------------------------------------------------------

   ADDITIONAL FINANCIAL DATA

     The following table reflects the ratio of earnings to fixed charges for TEP:

                                        9 Months Ended     12 Months Ended
                                         September 30,       September 30,
                                             2002                2002
                                        --------------     ---------------
    Ratio of Earnings to Fixed Charges       1.61                1.66

   APPROVAL OF NON-AUDIT SERVICES

     On February 6, 2002, the Audit Committee of the Board of Directors of UniSource Energy pre-approved ongoing non-audit related services, for fees not to exceed $600,000, to be performed by our independent auditor, PricewaterhouseCoopers LLP (PwC), consisting of accounting and tax research in connection with the financings of Springerville Units 3 and 4.

     On October 17, 2002, the Audit Committee of the Board of Directors of UniSource Energy pre-approved non-audit related services, for fees not to exceed $100,000, to be performed by PwC, consisting of performance of certain tests of financial, statistical and rate-making data relating to the Arizona gas and electric assets of Citizens Communications Company.

   SEC REPORTS AVAILABLE ON UNISOURCE ENERGY'S WEBSITE

     UniSource Energy and TEP's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through UniSource Energy's website address: http://www.unisourceenergy.com. A link to these SEC reports is accessible as follows: At the UniSource Energy main page, select Investor Relations from the menu shown at the top of the page; next select SEC filings from the menu shown on the Investor Relations page.

     Information contained at this website is not part of any report filed with the SEC by UniSource Energy or TEP.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a) Exhibits.

      See Exhibit Index.

(b) Reports on Form 8-K.

    - UniSource Energy and TEP Form 8-K, dated August 9, 2002 regarding Officer Sworn Statements pursuant to Order 4-460 and Section 21(a)(1) of the Securities Exchange Act of 1934.

    - UniSource Energy Form 8-K, dated October 31, 2002 regarding UniSource Energy Purchase of Citizens Communications Company Electric Utility Business and Gas Utility Business in Arizona.

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


                                     UNISOURCE ENERGY CORPORATION
                                     ----------------------------
                                             (Registrant)


Date: November 14, 2002                 /s/  Kevin Larson
                                     ----------------------------
                                             Kevin Larson
                                     Vice President and Principal
                                           Financial Officer



                                     TUCSON ELECTRIC POWER COMPANY
                                     -----------------------------
                                             (Registrant)


Date: November 14, 2002                 /s/  Kevin Larson
                                     -----------------------------
                                             Kevin Larson
                                      Vice President and Principal
                                           Financial Officer

                          CERTIFICATION
        Pursuant to Section 302 of the Sarbanes-Oxley Act


     I, James S. Pignatelli, certify that:

1. I have reviewed this quarterly report on Form 10-Q of UniSource Energy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002        /s/ James S. Pignatelli
      -----------------        --------------------------------------------
                                   James S. Pignatelli
                                   Chairman, President, and
                                   Chief Executive Officer

                          CERTIFICATION
        Pursuant to Section 302 of the Sarbanes-Oxley Act


     I, Kevin P. Larson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of UniSource Energy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002        /s/  Kevin P. Larson
      -----------------        --------------------------------------------
                                    Kevin P. Larson
                                    Vice President, Chief Financial Officer
                                    and Treasurer

                          CERTIFICATION
        Pursuant to Section 302 of the Sarbanes-Oxley Act


     I, James S. Pignatelli, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Tucson
     Electric Power Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002        /s/ James S. Pignatelli
      -----------------        --------------------------------------------
                                   James S. Pignatelli
                                   Chairman, President, and
                                   Chief Executive Officer

                          CERTIFICATION
        Pursuant to Section 302 of the Sarbanes-Oxley Act


     I, Kevin P. Larson, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Tucson
     Electric Power Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002        /s/  Kevin P. Larson
      -----------------        --------------------------------------------
                                    Kevin P. Larson
                                    Vice President, Chief Financial Officer
                                    and Treasurer

                               EXHIBIT INDEX


     12 - Computation of Ratio of Earnings to Fixed Charges - TEP.
     15 - Letter regarding unaudited interim financial information.
     99 - Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).