Form 10-K
period 2002-12-31
UNISOURCE ENERGY CORP; TUCSON ELECTRIC POWER CO
filed 2003-03-11
CIK 941138, 100122

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549

                                         FORM 10-K

     (Mark One)
        [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended December 31, 2002
                                             OR
        [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
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
                     (520) 571-4000

     Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
    Registrant               Title of Each Class         on Which Registered
    ----------               -------------------         -----------------------
    UniSource Energy         Common Stock, no par        New York Stock Exchange
    Corporation              value and Preferred         Pacific Exchange
                             Share Purchase Rights


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


     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   Yes   X     No
                                         -----      -----

     The aggregate market value of UniSource Energy Corporation voting Common Stock held by non-affiliates of the registrant was $622,739,272 based on the last reported sale price thereof on the consolidated tape on June 28, 2002.


     At March 4, 2003, 33,583,182 shares of UniSource Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding.


     At March 4, 2003, UniSource Energy Corporation is the holder of 32,139,434 shares of the outstanding common stock of Tucson Electric Power Company.


     Documents incorporated by reference: Specified portions of UniSource Energy Corporation's Proxy Statement relating to the 2003 Annual Meeting of Shareholders are incorporated by reference into PART III.


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


                              TABLE OF CONTENTS
                                                                         Page
                                                                         ----

Definitions................................................................ v

                                    - PART I -

Item 1. - Business
  Overview of Consolidated Business.........................................1
  TEP Electric Utility Operations
    Service Area and Customers..............................................2
    Generating and Other Resources..........................................5
    Fuel Supply.............................................................7
    Water Supply............................................................9
    Transmission Access.....................................................9
    Rates and Regulation...................................................10
    TEP's Utility Operating Statistics.....................................12
    Environmental Matters..................................................13
  Millennium Energy Businesses.............................................14
  UniSource Energy Development Company.....................................15
  Employees................................................................16
  SEC Reports available on UniSource Energy's Website......................16

Item 2. - Properties.......................................................18
Item 3. - Legal Proceedings................................................19
Item 4. - Submission of Matters to a Vote of Security Holders..............19

                                  - PART II -

Item 5. - Market for Registrant's Common Equity and Related
          Stockholder Matters..............................................20

Item 6. - Selected Consolidated Financial Data
  UniSource Energy.........................................................21
  TEP......................................................................22

Item 7. - Management's Discussion and Analysis of Financial Condition and
  Results of Operations....................................................23
    UniSource Energy Consolidated..........................................23
    Contribution by Business Segment.......................................24
    Results of TEP.........................................................24
    Results of Millennium Energy Businesses................................28
    Results of UED.........................................................29
  Income Tax Position......................................................29
  Asset Purchase Agreements................................................29
  Factors Affecting Results of Operations
    Competition............................................................30
    Industry Restructuring.................................................31
    Market Risks...........................................................34
    Outlook and Strategies.................................................37
    Critical Accounting Policies...........................................37

                               TABLE OF CONTENTS
                                  (continued)
                                                                         Page
-----------------------------------------------------------------------------


  Liquidity and Capital Resources
    UniSource Energy - Consolidated Cash Flows.............................42
    UniSource Energy - Parent Company......................................43
    TEP - Electric Utility.................................................43
      Operating Activities.................................................43
      Investing Activities.................................................44
      Financing Actitities.................................................45
    Millennium - Unregulated Energy Businesses.............................47
    UED - Unregulated Energy Business......................................49
    Financing Risks........................................................49
    Contractual Obligations................................................50
    Guarantees and Indemnities.............................................51
    Dividends on Common Stock..............................................52
  New Accounting Pronouncements............................................52
  Safe Harbor for Forward-Looking Statements...............................53

Item 7A.- Quantitative and Qualitative Disclosures about Market Risk.......54

Item 8. - Consolidated Financial Statements and Supplementary Data.........54
  Report of Independent Accountants........................................55
  UniSource Energy Corporation
    Consolidated Statements of Income......................................56
    Consolidated Statements of Cash Flows..................................57
    Consolidated Balance Sheets............................................58
    Consolidated Statements of Capitalization..............................59
    Consolidated Statements of Changes in Stockholders' Equity.............60
  Tucson Electric Power Company
    Consolidated Statements of Income......................................61
    Consolidated Statements of Cash Flows..................................62
    Consolidated Balance Sheets............................................63
    Consolidated Statements of Capitalization..............................64
    Consolidated Statements of Changes in Stockholders' Equity.............65
  Notes to Consolidated Financial Statements
  Note 1.  Nature of Operations and Summary of Significant Accounting
             Policies......................................................66
  Note 2.  Regulatory Matters..............................................72
  Note 3.  Accounting for Derivative Instruments, Trading Activities
             and Hedging Activities........................................75
  Note 4.  Millennium Energy Businesses....................................77
  Note 5.  Business Segments...............................................80
  Note 6.  TEP's Utility Plant and Jointly-Owned Facilities................82
  Note 7.  Debt and Capital Lease Obligations..............................83
  Note 8.  Fair Value of TEP's Financial Instruments.......................85
  Note 9.  Stockholders' Equity............................................86
  Note 10. Commitments and Contingencies...................................87
  Note 11. Wholesale Accounts Receivable and Allowances....................91
  Note 12. Income Taxes....................................................92
  Note 13. Employee Benefits Plans.........................................94
  Note 14. UniSource Energy Earnings Per Share (EPS).......................98
  Note 15. Asset Purchase Agreements.......................................99
  Note 16. Supplemental Cash Flow Information.............................100
  Note 17. Quarterly Financial Data (Unaudited)...........................103

                               TABLE OF CONTENTS
                                  (concluded)
                                                                         Page
-----------------------------------------------------------------------------

  Schedule II - Valuation and Qualifying Accounts.........................106

                                 - PART III -

Item 9. -  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................107

Item 10. - Directors and Executive Officers of the Registrants............107

Item 11. - Executive Compensation.........................................109

Item 12. - Security Ownership of Certain Beneficial Owners and
           Management.....................................................109

Item 13. - Certain Relationships and Related Transactions.................110


                                  - PART IV -

Item 14. - Controls and Procedures........................................111

Item 15. - Exhibits, Financial Statement Schedules, and Reports
    on Form 8-K...........................................................111
  Signatures..............................................................113
  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.........117
  Exhibit Index...........................................................121

                                  DEFINITIONS

The abbreviations and acronyms used in the 2002 Form 10-K are defined below:
------------------------------------------------------------------------------

ACC..........................  Arizona Corporation Commission.
ACC Holding Company Order....  The order approved by the ACC in November 1997 allowing TEP to form a holding company.
AHMSA........................  Altos Hornos de Mexico, S.A. de C.V.  AHMSA owns
                                 50% of Sabinas.
ALJ..........................  Administrative Law Judge.
APS..........................  Arizona Public Service Company.
Btu..........................  British thermal unit(s).
Capacity.....................  The ability to produce power; the most power a unit can produce or the maximum that can
                                 be taken under a contract; measured in MWs.
CISO.........................  California Independent System Operator.
Citizens.....................  Citizens Communications Company.
Common Stock.................  UniSource Energy's common stock, without par value.
Company or UniSource Energy..  UniSource Energy Corporation.
Cooling Degree Days..........  An index used to measure the impact of weather on energy usage calculated by subtracting 75
                                 from the average of the high and low daily
                                 temperatures.
CPX..........................  California Power Exchange.
Credit Agreement.............  Credit Agreement between TEP and a syndicate of banks, dated as of November 14, 2002.
Emission Allowance(s)........  An EPA-issued allowance which permits emission of one ton of sulfur dioxide.
                                 These allowances can be bought and sold.
Energy.......................  The amount of power produced over a given period of time; measured in MWh.
EPA..........................  The Environmental Protection Agency.
ESP..........................  Energy Service Provider.
Express Line.................  345-kV circuit connecting Springerville
                                 Unit 2 to the Tucson 138 kV system.
FAS 71.......................  Statement of Financial Accounting Standards
                                 No. 71: Accounting for the Effects of
                                 Certain Types of Regulation.
FAS 133......................  Statement of Financial Accounting Standards
                                 No. 133: Accounting for Derivative
                                 Instruments and Hedging Activities.
FAS 143......................  Statement of Financial Accounting Standards
                                 No. 143: Accounting for Asset Retirement
                                 Obligations.
FERC.........................  Federal Energy Regulatory Commission.
First Collateral Trust
  Bonds......................  Bonds issued under the Indenture of Trust, dated as of August 1, 1998, of TEP to the
                                 Bank of New York, successor trustee.
First Mortgage Bonds.........  First mortgage bonds issued under the Indenture, dated as of April 1, 1941, of TEP to JPMorgan Chase Bank, successor trustee, as supplemented and amended.
Four Corners.................  Four Corners Generating Station.
GAAP.........................  Generally Accepted Accounting Principles.
Global Solar.................  Global Solar Energy, Inc., a company that develops and manufactures thin-film
                                 photovoltaic cells.  Millennium owns 87% of
                                 Global Solar.
Heating Degree Days..........  An index used to measure the impact of weather on energy usage calculated by subtracting the average of the high and low daily temperatures from 65.
IDBs.........................  Industrial development revenue or pollution control revenue bonds.
IPS..........................  Infinite Power Solutions, Inc., a company that develops thin-film batteries. Millennium owns 77.5% of IPS.
IRS..........................  Internal Revenue Service.

                                  DEFINITIONS
                                  (continued)
------------------------------------------------------------------------------

Irvington....................  Irvington Generating Station.
Irvington Lease..............  The leveraged lease arrangement relating to
                                 Irvington Unit 4.
ISO..........................  Independent System Operator.
ITN..........................  ITN Energy Systems, Inc. was formed to provide research, development, and other services.
                                 Millenium currently owns 49% but has agreed
                                 to reduce its ownership to 9%.
ITC..........................  Investment tax credit.
kWh..........................  Kilowatt-hour(s).
kV...........................  Kilovolt(s).
LOC..........................  Letter of Credit.
MEG..........................  Millennium Environmental Group, Inc., a wholly-
                                 owned subsidiary of Millennium, which manages and trades emission allowances, coal, and related financial instruments.
MEH..........................  MEH Corporation, a wholly-owned subsidiary of Millennium, which formerly held a 50%
                                 interest in NewEnergy.
MicroSat.....................  MicroSat Systems, Inc. is a company formed to develop and commercialize small-scale
                                 satellites.  Millennium currently owns 49%
                                 but has agreed to reduce its ownership to 35%.
Millennium...................  Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UniSource Energy.
Mimosa.......................  Minerales de Monclova, S.A. de C.V., an owner of coal and associated gas reserves and a supplier of metallurgical coal to the steel industry and thermal coal to the Mexican electricity
                                 commission.  Sabinas owns 19.5% of Mimosa.
MMBtus.......................  Million British Thermal Units.
MW...........................  Megawatt(s).
MWh..........................  Megawatt-hour(s).
Nations Energy...............  Nations Energy Corporation, a wholly-owned subsidiary of Millennium, and holder of a
                                 minority interest in an independent power
                                 project in Panama.
Navajo.......................  Navajo Generating Station.
NewEnergy....................  NewEnergy, Inc., formerly New Energy Ventures,
                                 Inc., a company in which a 50% interest was
                                 owned by MEH.
NOL..........................  Net Operating Loss carryback or carryforward for income tax purposes.
PG&E.........................  Pacific Gas and Electric Company.
PNM..........................  Public Service Company of New Mexico.
Powertrusion.................  POWERTRUSION, International, Inc., a company owned 50.5% by Millennium, which manufactures lightweight utility poles.
Revolving Credit Facility....  $60 million revolving credit facility entered into under the Credit Agreement between a
                                 syndicate of banks and TEP.
RTO..........................  Regional Transmission Organization.
Rules........................  Retail Electric Competition Rules.
Sabinas......................  Carboelectrica Sabinas, S. de R.L. de C.V., a
                                 Mexican limited liability company. Millennium owns 50% of Sabinas.
San Carlos...................  San Carlos Resources Inc., a wholly-owned subsidiary of TEP.
San Juan.....................  San Juan Generating Station.
Second Mortgage Bonds........  TEP's second mortgage bonds issued under the
                                 Indenture of Mortgage and Deed of Trust, dated as of December 1, 1992, of TEP to the Bank of New York, successor trustee, as supplemented.
SCE..........................  Southern California Edison Company.
SES..........................  Southwest Energy Solutions, Inc., a wholly-owned subsidiary of Millennium.
Settlement Agreement.........  TEP's Settlement Agreement approved by the ACC in November 1999 that provided for electric
                                 retail competition and transition asset
                                 recovery.
Springerville................  Springerville Generating Station.

                                  DEFINITIONS
                                  (concluded)
------------------------------------------------------------------------------

Springerville Coal Handling
Facilities Leases............  Leveraged lease arrangements relating to the coal handling facilities serving
                                 Springerville.
Springerville Common
  Facilities.................  Facilities at Springerville used in common with Springerville Unit 1 and Springerville
                                 Unit 2.
Springerville Common
  Facilities Leases..........  Leveraged lease arrangements relating to an undivided one-half interest in certain
                                 Springerville Common Facilities.
Springerville Unit 1.........  Unit 1 of the Springerville Generating Station.
Springerville Unit 1 Lease...  Leveraged lease arrangement relating to
                                 Springerville Unit 1 and an undivided
                                 one-half interest in certain Springerville
                                 Common Facilities.
Springerville Unit 2.........  Unit 2 of the Springerville Generating Station.
SRP..........................  Salt River Project Agricultural Improvement
                                 and Power District.
TEP..........................  Tucson Electric Power Company, the principal subsidiary of UniSource Energy.
TEP Warrants.................  Warrants for the purchase of TEP common stock which were issued in 1992.
Tri-State....................  Tri-State Generation and Transmission
                                 Association.
TruePricing..................  TruePricing, Inc., a start-up company established to market energy related
                                 products.
UED..........................  UniSource Energy Development Company, a wholly-
                                 owned subsidiary of UniSource Energy, which
                                 engages in developing generation resources
                                 and other project development services and
                                 related activities.
UniSource Energy.............  UniSource Energy Corporation.
UniSource Energy Warrants....  Warrants for the purchase of UniSource Energy
                                 Common Stock that were issued in exchange for TEP Warrants.
WestConnect..................  The proposed for-profit RTO in which TEP is a participant.

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


ITEM 1. - BUSINESS
--------------------------------------------------------------------------------

OVERVIEW OF CONSOLIDATED BUSINESS
---------------------------------

     UniSource Energy Corporation (UniSource Energy) is a holding company that owns the outstanding common stock of Tucson Electric Power Company
(TEP), Millennium Energy Holdings, Inc. (Millennium) and UniSource Energy Development Company (UED). TEP, an electric utility, has provided electric service to the community of Tucson, Arizona, for over 100 years. Millennium invests in unregulated ventures, including a developer of thin-film batteries, a developer of small-scale commercial satellites, and a developer and manufacturer of thin-film photovoltaic cells. UED engages in developing generating resources and other project development activities, including facilitating the expansion of the Springerville Generating Station. We conduct our business in these three primary business segments-TEP's Electric Utility Segment, the Millennium Energy Businesses Segment, and the UniSource Energy Development Segment. See Notes 4 and 5 of Notes to Consolidated Financial Statements. See Millennium Energy Businesses and UniSource Energy Development Company below.

     In October 2002, UniSource Energy entered into two Asset Purchase Agreements with Citizens Communications Company (Citizens) for the purchase by UniSource Energy of Citizens' Arizona electric utility and gas utility businesses for a total of $230 million. The purchase price of each is subject to adjustment based on the date on which the transaction is closed and, in each case, on the amount of certain assets and liabilities of the purchased business at the time of closing. The closing of these transactions is subject to approval by the Arizona Corporation Commission (ACC), the Federal Energy Regulatory Commission (FERC) and the SEC. If completed, these transactions would add to our customer base approximately 77,500 retail electric customers in Arizona, and approximately 122,000 retail gas customers in Arizona. See Item 7.-Management's Discussion and Analysis of Financial Condition and Results of Operations, Asset Purchase Agreements, for more information regarding these transactions.

     TEP was incorporated in the State of Arizona on December 16, 1963. TEP is the successor by merger as of February 20, 1964, to a Colorado corporation that was incorporated on January 25, 1902. UniSource Energy was incorporated in the State of Arizona on March 8, 1995 and obtained regulatory approval to form a holding company in November 1997. On January 1, 1998, TEP and UniSource Energy exchanged shares of stock resulting in TEP becoming a subsidiary of UniSource Energy. Following the share exchange, TEP transferred the stock of its subsidiary Millennium to UniSource Energy. See
Note 1 of Notes to Consolidated Financial Statements-Nature of Operations and Summary of Significant Accounting Policies.

     The table below shows the contributions to our consolidated after-tax earnings by our three business segments, as well as parent company expenses.

                                           2002        2001        2000
     --------------------------------------------------------------------
                                              - Millions of Dollars -
     Business Segment
       TEP                               $ 53.7      $ 75.3      $ 51.2
       Millennium                         (15.5)       (9.2)       (4.1)
       UED                                  0.8         0.8           -
       UniSource Energy Standalone (1)     (5.8)       (5.6)       (5.2)
     --------------------------------------------------------------------
       Consolidated Net Income           $ 33.2      $ 61.3      $ 41.9
     ====================================================================

     (1) Represents interest expense (net of tax) on the note payable from UniSource Energy to TEP.

     The electric utility industry has undergone significant regulatory change in recent years. See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting Results of Operations, Outlook and Strategies, for a discussion of our plans and strategies to remain competitive and flexible in this changing environment and Rates and Regulation, below, for the status of competition in Arizona.

     References in this report to "we" and "our" are to UniSource Energy and its subsidiaries, collectively. References in this report to the "utility business" are to TEP.


TEP ELECTRIC UTILITY OPERATIONS
-------------------------------

     TEP is the principal operating subsidiary of UniSource Energy. In 2002, TEP's electric utility operations contributed 99% of UniSource Energy's operating revenues and comprised 94% of its assets.

  SERVICE AREA AND CUSTOMERS

     TEP is a vertically integrated utility that provides regulated electric service to over 355,000 retail customers in its service territory. This service territory consists of a 1,155 square mile area of Southeastern Arizona with a population of approximately 891,000 in the greater Tucson metropolitan area in Pima County, as well as parts of Cochise County. TEP holds a franchise to provide electric distribution service to customers in the Cities of Tucson and South Tucson. These franchises expire in 2026 and 2017, respectively. TEP also sells electricity to other utilities and power marketing entities in the western U.S.

     RETAIL CUSTOMERS

     TEP's retail sales are influenced by several factors, including seasonal weather patterns, competitive conditions and the overall economic climate. The peak demand for TEP's retail service area occurs during the summer months due to the cooling requirements of TEP's retail customers. TEP's retail peak demand has grown at an average annual rate of approximately 2.7% during the past five years.

     In 2002, TEP's number of retail customers increased by 2.4% while total retail energy consumption decreased by approximately 3%. This decrease in kWh energy sales was primarily attributable to reduced sales to copper mining customers. See Sales to Large Industrial Customers, below. The table below shows the trend in the percentage distribution of energy sales by major customer class over the last three years.

                                   2002       2001        2000
                                   ----       ----        ----
     Residential                    40%        38%         37%
     Commercial                     20%        19%         18%
     Non-mining Industrial          28%        27%         28%
     Mining                          9%        13%         14%
     Public Authority                3%         3%          3%

     TEP uses population and demographic studies prepared by unrelated third parties to forecast the growth in the number of customers, peak demand and retail sales. TEP also makes assumptions about the weather, the economy and competitive conditions. Based on these factors, TEP expects that its peak demand, its number of retail customers and their energy consumption will increase at 2 - 3% annually through 2006.
During that period, TEP expects total retail energy consumption by customer class will be distributed similarly to the 2002 distribution.

     Beginning January 1, 2001, all of TEP's retail customers were eligible to choose alternative energy providers. Even though some of TEP's retail customers may choose other energy providers, the forecasted growth rates in the number of customers referred to above would continue to apply to TEP's distribution business. As of March 4, 2003, no TEP retail customers are currently served by alternate energy providers. See Rates and Regulation, State, below.

     Sales to Large Industrial Customers
     -----------------------------------

     TEP provides electric utility service to a diversified group of commercial, industrial, and public sector customers. Major industries served include copper mining, cement manufacturing, defense, health care, education, military bases and other governmental entities. Local, regional, and national economic factors can impact the financial condition and operations of TEP's large industrial customers. Such economic conditions may directly impact energy consumption by large industrial customers, and may indirectly impact residential and small commercial sales and revenues if employment levels and consumer spending is affected.

     Two of TEP's largest retail customers are in the copper mining industry. TEP has contracts with its two mining customers to provide electric power at negotiated rates. These contracts expire in 2006 and 2008. Whether these contracts are extended or terminated will depend, in part, on market conditions and available alternatives. TEP's sales to mining customers depend on a variety of factors including changes in supply and demand in the world copper market and the economics of self-generation. U.S. copper prices were approximately 77 cents per pound in February 2003, and have ranged between 63 cents and 91 cents per pound during the last five years. As the result of low copper prices, TEP's mining customers have reduced operations in recent years, and have correspondingly reduced energy consumption. See
Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Results of TEP, Utility Sales and Revenues.

     Energy sales to and revenues from TEP's mining customers may continue to decline in the future. One of TEP's mining customers substantially curtailed mining operations at one of its mines in December of 2002. This reduction in operations will further decrease sales. TEP's revenue from this customer was approximately $11 million in 2002. Any reduction of this retail revenue would be mitigated, however, by an opportunity for TEP to sell this generation capacity in the wholesale market or to reduce generation with resulting fuel costs reductions. Depending on wholesale market price assumptions, TEP's pre-tax net income in 2003 could be reduced by $1 million to $3 million from the 2002 level if this customer ceases mining operations at this location.

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

     TEP also purchases power in the wholesale markets under certain situations. It may enter into forward contracts: (a) to purchase energy under long-term contracts to serve retail load and long-term wholesale contracts, (b) to purchase capacity or energy during periods of planned outages or for peak summer load conditions, and (c) to purchase energy to resell to certain wholesale customers under load and resource management agreements. Finally, TEP may purchase energy in the daily and hourly markets to meet higher than anticipated demands, to cover unplanned generation outages, or when it is more economical than generating.

     As a participant in the western U.S. wholesale power markets, TEP is directly and indirectly affected by changes affecting these markets and market participants. In 2000 and 2001, a significant portion of TEP's revenues and earnings resulted from its wholesale marketing activities, which benefited from strong demand and high wholesale prices in the western U.S. These market conditions were the result of a number of factors, including power supply shortages, high natural gas prices, transmission, and environmental constraints. During this period, these markets experienced unprecedented price volatility, as well as payment defaults and bankruptcies by several of its largest participants. Regulatory agencies became concerned with the outcomes of deregulation of the electric power industry and intervened in the operation of these markets by, among other things, imposing price caps and initiating investigations into potential market manipulation.

     Since mid-2001, conditions in the western energy markets have changed significantly as a result of various regulatory actions, moderate weather, a decrease in natural gas prices, the addition of new generation in the region, the slowdown of the regional economy, and the energy crisis in California.
In addition, the presence of fewer creditworthy counterparties, as well as legal, political and regulatory uncertainties have reduced market liquidity and trading volume. Several companies that were large market participants have either curtailed their activities or exited the business completely. These factors placed downward pressure on wholesale electricity prices, and resulted in significantly lower wholesale electricity sales and revenues at TEP in 2002.

     In the first quarter of 2003, both the natural gas and western U.S. wholesale electricity markets have experienced some price spikes and volatility due to severe winter weather in certain regions, as well as high gas storage withdrawals due to lagging production. TEP cannot predict, however, whether average wholesale electricity prices will remain higher than in 2002 and what the impact will be on TEP's sales and revenues in 2003.

     TEP expects to continue to be a participant in the wholesale energy markets, primarily by making sales and purchases in the short-term and forward markets. TEP expects the market price and demand for capacity and energy to continue to be influenced by the following factors, among others, during the next few years:

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

     See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting Results of Operations, Competition, Western Energy Markets and Market Risks, for additional discussion of TEP's wholesale marketing activities.

 GENERATING AND OTHER RESOURCES

     TEP GENERATING RESOURCES

     At December 31, 2002, TEP owned or leased 2,002 MW of net generating capability as set forth in the following table:

                                                                     Net                 TEP's Share
                       Unit                     Fuel      Owned/  Capability  Operating  -----------
Generating Source       No.  Location           Type      Leased     MW         Agent      %     MW
----------------------------------------------------------------------------------------------------
Springerville Station    1   Springerville, AZ  Coal      Leased     380        TEP      100.0   380
Springerville Station    2   Springerville, AZ  Coal      Owned      380        TEP      100.0   380
San Juan Station         1   Farmington, NM     Coal      Owned      327        PNM       50.0   164
San Juan Station         2   Farmington, NM     Coal      Owned      316        PNM       50.0   158
Navajo Station           1   Page, AZ           Coal      Owned      750        SRP        7.5    56
Navajo Station           2   Page, AZ           Coal      Owned      750        SRP        7.5    56
Navajo Station           3   Page, AZ           Coal      Owned      750        SRP        7.5    56
Four Corners Station     4   Farmington, NM     Coal      Owned      784        APS        7.0    55
Four Corners Station     5   Farmington, NM     Coal      Owned      784        APS        7.0    55
Irvington Station        1   Tucson, AZ         Gas/Oil   Owned       81        TEP      100.0    81
Irvington Station        2   Tucson, AZ         Gas/Oil   Owned       81        TEP      100.0    81
Irvington Station        3   Tucson, AZ         Gas/Oil   Owned      104        TEP      100.0   104
Irvington Station        4   Tucson, AZ         Coal/Gas  Leased     156        TEP      100.0   156
Internal Combustion
  Turbines                   Tucson, AZ         Gas/Oil    Owned      122        TEP     100.0   122
Internal Combustion
  Turbines                   Tucson, AZ         Gas        Owned       95        TEP     100.0    95
Solar Electric Generation    Springerville/
                             Tucson, AZ         Solar      Owned        3        TEP     100.0     3

----------------------------------------------------------------------------------------------------
  Total TEP Capacity (1)                                                                       2,002
====================================================================================================

(1)  Excludes 380 MW of additional resources, which consist of certain capacity purchases and interruptible retail load.  At December 31, 2002, total owned capacity was 1,466 MW and leased capacity was 536 MW.


     The Springerville Generating Station, located in northeast Arizona, consists of two coal-fired units. Springerville Unit 1 began commercial operation in 1985 and is leased and operated by TEP. Springerville Unit 2 started commercial operation in June 1990 and is owned by TEP's wholly-owned subsidiary, San Carlos Resources Inc. (San Carlos), and operated by TEP. These units are rated at 380 MW for continuous operation, but may be operated for up to eight hours at a time at a net capacity of 400 MW each. The Springerville Station was originally designed for four generating units. UED is currently evaluating opportunities to expand the Springerville Station by assigning the rights to construct Springerville Units 3 and 4 to unrelated third parties. TEP will be the operator of the new units. See UniSource Energy Development Company, below.

     The Springerville Station also includes the Springerville Coal Handling Facilities and the Springerville Common Facilities. In 1984, TEP sold and leased back the Springerville Coal Handling Facilities. In 1985, TEP sold and leased back a 50% interest in the Springerville Common Facilities. The other 50% interest is included in the Springerville Unit 1 leases.

     TEP obtains approximately 600 MW, or 30%, of its generating capacity from jointly-owned facilities at the San Juan, Four Corners, and Navajo Generating Stations in New Mexico and northern Arizona.

     Irvington is a four-unit generating station located in Tucson, Arizona. Units 1, 2, and 3 are gas or oil burning units. Irvington Unit 4 operates primarily on coal in combination with natural gas or landfill gas, but it is also able to operate solely on natural gas. Units 1, 2, and 3 are wholly-owned by TEP, and Unit 4 was sold and leased back in 1988 under the Irvington 4 lease. The Irvington Station, along with the internal combustion turbines located in Tucson, are designated as "must-run generation" facilities. Must-run generating units are those which are required to run in certain circumstances to maintain distribution system reliability and meet local load requirements.

     To improve local system reliability in Tucson and to serve increasing load requirements, TEP added 95 MW of new peaking resources in June 2001, consisting of a 75 MW gas turbine it purchased and a 20 MW gas turbine leased from UED. In September 2002, TEP purchased the 20 MW gas turbine from UED.

     See Note 7 of Notes to Consolidated Financial Statements, and Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Contractual Obligations, for more information regarding the Springerville and Irvington leases.

     POWER EXCHANGE AGREEMENT

     TEP and Southern California Edison Company (SCE) have a ten-year power exchange agreement which requires SCE to provide firm system capacity of 110 MW to TEP during the summer months. TEP is then obligated to return to SCE in the winter months the same amount of energy that TEP received during the preceding summer. For example, in the summer of 2002, TEP received approximately 133,000 MWh from SCE and returned the same amount during the winter months from November 2002 to February 2003. This agreement expires in February 2005.

     OTHER PURCHASES AND INTERCONNECTIONS

     TEP purchases additional electric energy from other utilities and power marketers. The amount of energy purchased varies substantially from time to time depending on the demand for energy, the cost of purchased energy compared with TEP's cost of generation, and the availability of such energy. TEP may also sell electric energy at wholesale. See also Wholesale Business, above and Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting Results of Operations, Market Risks.

     TEP is also a member of various regional reserve sharing, reliability and power sharing organizations. These relationships allow TEP to call upon other utilities during emergencies such as plant outages and system disturbances, and also reduce the amount of reserves TEP is required to carry.

     PEAK DEMAND AND RESOURCES


     Peak Demand                           2002    2001    2000    1999    1998
                                           -------------------------------------
                                                          - MW -
     Retail Customers-Net One Hour        1,899   1,840   1,862   1,754   1,786
     Firm Sales to Other Utilities          228     151     143     178     179
     ---------------------------------------------------------------------------
       Coincident Peak Demand (A)         2,127   1,991   2,005   1,932   1,965

     Total Generating Resources           2,002   1,999   1,904   1,904   1,896
     Other Resources (1)                    308     217     248     235     235
     ---------------------------------------------------------------------------
       Total TEP Resources (B)            2,310   2,216   2,152   2,139   2,131

     Total Margin (B) - (A)                 183     225     147     207     166
     Reserve Margin (% of Coincident
       Peak Demand)                          9%      11%      7%     11%      8%

     (1)  Other Resources includes firm power purchases and interruptible retail and wholesale loads.
     ---------------------------------------------------------------------------

     TEP's retail sales are influenced by several factors, including seasonal weather patterns, competitive conditions and the overall economic climate. The peak demand for TEP's retail service area occurs during the summer months due to the cooling requirements of its retail customers. TEP's retail peak demand has grown at an average annual rate of approximately 2.7% during the past five years.

     The chart above shows the relationship over a five-year period between TEP's peak demand and its energy resources. TEP's margin is the difference between total energy resources and coincident peak demand, and the reserve margin is the ratio of margin to coincident peak demand. TEP maintains a minimum reserve margin in excess of 7% to comply with reliability criteria set forth by the Western Electricity Coordinating Council (WECC), (formerly the Western Systems Coordinating Council). TEP's actual reserve margin in 2002 was 9%. In 2002, TEP purchased 50 MW of firm capacity and energy in the forward energy markets during the summer peak period to ensure an adequate reserve margin.

     TEP's forecasted retail peak demand for 2003 is approximately 1,950 MW, compared with actual peak demand of 1,899 MW in 2002. Except for certain peak hours during the summer peak period, TEP believes it has sufficient resources to meet this expected demand in 2003 with its existing resources. TEP plans to make forward purchases to ensure adequate supply during its summer peak period. Beginning in early 2003, any future resource needs are expected to be procured through a competitive bidding process being established by the ACC.

     See Future Generating Resources--TEP, and Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting Results of Operations, Recent Developments in the Arizona Regulatory Environment, below.

     FUTURE GENERATING RESOURCES -- TEP

     In the past, TEP assessed its need for future generating resources based on the premise of a continued regulatory requirement to serve customers in TEP's retail service area. However, the ACC's electric competition rules, as currently in effect, modified the obligation to provide generation services to all customers. These rules and TEP's ability to retain and attract customers will affect the need for future resources. For those customers who do not choose other energy providers, TEP remains obligated to supply energy. However, TEP is not obligated to supply this energy from TEP-owned generating assets. The energy may be acquired by purchasing in the wholesale markets. See Rates and Regulation, below and Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting Results of Operations, Competition.

     TEP will continue to add peaking resources in the Tucson area as needed based upon our forecasts of retail and firm wholesale load, as well as the statewide transmission infrastructure. TEP currently forecasts that new peaking resources of 75 MW may be needed in both 2008 and 2010. To facilitate the proposed expansion of the Springerville Generating Station, TEP is also planning to enter into a power purchase contract for up to 100 MW of capacity from the proposed addition of Unit 3 at Springerville under development by UED. This contract would be for up to five years, beginning with commercial operation of Unit 3, expected in 2006. TEP anticipates that any power purchased by it under such a contract will be sold in the wholesale markets. TEP could not use Springerville Unit 3 power to serve its retail load without complying with the competitive bidding procedures being established by the ACC. See UniSource Energy Development Company, below and
Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting Results of Operations, Industry Restructuring.

  FUEL SUPPLY

     TEP's principal fuel for electric generation is low-sulfur coal. Fuel information is provided below:


             Average Cost Per MMBTU Consumed     Percentage of Total BTU Consumed
                2002      2001      2000             2002       2001       2000
---------------------------------------------------------------------------------
Coal (A)       $1.59     $1.63     $1.61             94%        90%        91%
Gas             4.28      5.99      5.70              6         10          9
---------------------------------------------------------------------------------
All Fuels      $1.76     $2.08     $1.95             100%       100%       100%


(A) The average cost per ton of coal for 2002, 2001, and 2000 was $30.86 $30.96, and $30.69, respectively.


     TEP'S COAL SUPPLY

                                             Year      Average
                                            Contract    Sulfur
  Station           Coal Supplier          Terminates   Content    Coal Obtained From (A)
  -------           -------------          ----------   -------   ------------------------------
Springerville   Peabody Coalsales Company     2010        0.9%    Lee Ranch Coal Company
Four Corners    BHP Billiton                  2004 (B)    0.8%    Navajo Indian Tribe
San Juan        San Juan Coal Company         2017        0.8%    Federal and State Agencies
Navajo          Peabody Coalsales Company     2011        0.6%    Navajo and Hopi Indian Tribes
Irvington       Various approved suppliers       -          -     Various locations

(A)  Substantially all of the suppliers' mining leases extend at least as long as coal is being mined in economic quantities.
(B)  Contract is under negotiation to be extended through 2016.


     TEP Operated Generating Facilities
     ----------------------------------

     TEP is the sole owner (or lessee) and operator of the Springerville and Irvington Generating Stations. The coal supplies for these plants are transported from northwestern New Mexico and Colorado by railroad.

     The coal supply contract for the Springerville Generating Station ends in June 2010, with an option to extend the term for another ten years. The Springerville contract has an adjustment clause that will affect the future cost of coal delivered. We expect coal reserves to be sufficient to supply the estimated requirements of Springerville for its presently estimated remaining life. The Springerville coal contract requires TEP to take 1.9 million tons of coal per year through June 2010 at an estimated annual cost of $45 million for the next five years and requires TEP to pay a take-or-pay charge if minimum quantities of coal are not purchased. TEP's present fuel requirements are in excess of the take-or-pay minimums. The Springerville rail contract expires in 2009. This contract requires TEP to transport 1.9 million tons of coal per year through 2009 at an estimated annual cost of $13 million for the next five years.

     In July 2002, TEP terminated the long-term coal supply contract for the Irvington station. TEP incurred a pre-tax charge of $11.3 million related to the cost of terminating this contract. The termination fee relieves TEP of up to $3.5 million in annual pre-tax take-or-pay payments. TEP is currently purchasing coal for Irvington under short-term contracts to take advantage of favorable price opportunities. At this time, there is no concern for future coal availability for the life of this station. While the Irvington coal supply contract was terminated, the rail contract for the Irvington station is in effect until the earlier of 2015 or the remaining life of Unit 4. The rail contract requires TEP to transport at least 75,000 tons of coal per year through 2015 at an estimated annual cost of $1.5 million or to make a minimum payment of $0.5 million for the next five years if coal deliveries are not chosen. See Note 10 of Notes to Consolidated Financial Statements - Commitments and Contingencies, TEP Commitments, Fuel Purchase and Transportation Commitments.

     Generating Facilities Operated by Others
     ----------------------------------------

     TEP also participates in jointly-owned generating facilities at Four Corners, Navajo and San Juan, where coal supplies are under long-term contracts administered by the operating agents. The coal contract for Four Corners terminates in 2004 unless extended pursuant to its terms. The Four Corners contract is under negotiation and is expected to be extended through July 1, 2016. The coal quantities under contract for the Navajo and San Juan mine-mouth coal-fired generating stations are expected to be sufficient for the remaining lives of the stations.

     The contracts to purchase coal for use at the jointly-owned facilities require TEP to purchase minimum amounts of coal at an estimated average annual cost of $16 million for the next five years.

     NATURAL GAS

     TEP purchases natural gas from Southwest Gas Corporation (SWG) for its natural gas-fired facilities. TEP is a retail customer of SWG under a special procurement agreement. In 2001, TEP entered into a new five-year agreement that provides for all of TEP's natural gas commodity and transportation needs for use in power generation. SWG purchases gas at TEP's direction at spot or forward market prices. The first two and one-half years of the contract, through October 31, 2003, as extended, require that TEP take a minimum of 10 million MMBtus annually at transportation rates established in the contract. Minimum gas transportation costs for 2003 are expected to be $6 million. SWG is affected by recent FERC actions relating to its gas allocations from the Permian and San Juan basins. A FERC order on this issue is expected in the summer of 2003. At that time, TEP and SWG will renegotiate the terms of the special procurement agreement. TEP does not anticipate any material difference in operational or economic terms in the new agreement, which is estimated to begin November 1, 2003. Actual gas commodity costs will depend on the volumes purchased and the market prices. During 2002, TEP received natural gas sufficient to meet all of its needs.

     During 2002, natural gas supplied approximately 6% of TEP's generation. TEP's gas usage was significantly higher in 2000 and 2001 because of: (1) higher wholesale energy prices in the western U.S. in the second half of 2000 and the first half of 2001, which made it profitable for TEP to sell gas-generated energy into the wholesale markets, and (2) the addition of the two new gas turbines in 2001, providing 95 MW in new generating capacity. TEP also burns small amounts of landfill gas at Irvington Unit 4.

  WATER SUPPLY

     TEP believes there will be sufficient water to supply the requirements of TEP's existing and planned electric generating stations in Arizona. However, drought conditions in the Four Corners region, combined with water usage in upper New Mexico, have resulted in decreasing water levels in the lake that indirectly supplies water to the San Juan and Four Corners generating stations located in New Mexico. The U.S. Bureau of Reclamation projects that, based on historical factors and seasonal usage, there should be adequate capacity in the lake for all water users. The projected water levels are not expected to affect the operations of the generating stations in 2003.

  TRANSMISSION ACCESS

     TEP has transmission access and power transaction arrangements with over 120 electric systems or suppliers. In January 2001, TEP and Citizens entered into a project development agreement for the joint construction of a 62-mile transmission line from Tucson to Nogales, Arizona. In January 2002, the ACC approved the location and construction of the proposed 345 kV line, almost half of which runs through a national forest. A drought-caused closure of the forest in June 2002 has delayed the progress on the environmental impact study required for Federal project approval. A U.S. Department of Energy
(DOE) and Forest Service decision is expected to occur by the end of 2003. Construction could begin as early as mid-2004 with an expected in-service date eight months after the start of construction. Construction costs are expected to be approximately $75 million. In 2000, TEP applied to the DOE for a Presidential Permit to allow extension of the line across the international border with Mexico to connect with Mexico's utility system, providing further reliability and market opportunities in the region.

     In 1997, TEP and other transmission owners and users located in the southwestern U.S. began to investigate the feasibility of forming an Independent System Operator (ISO) for the region. In December 1999, the FERC issued FERC Order 2000, which established timelines for all transmission owning entities to join a Regional Transmission Organization (RTO) and defined the minimum characteristics and functions of an RTO. TEP and three other southwestern utilities filed agreements and operating protocols with the FERC in October 2001 to form a new, for-profit RTO to be known as WestConnect RTO, LLC (WestConnect).

     WestConnect will be responsible for security, reservations, scheduling, transmission expansion and planning, and congestion management for the regional transmission system. It will also focus on ensuring reliability, nondiscriminatory open-access, and independent governance. Regional transmission owners would have the option, but not be required, to transfer ownership of transmission assets to the RTO. At present, TEP intends to turn over only operating control of its transmission assets to the RTO. Additionally, the RTO may build new transmission lines in the region, which would be owned by the RTO.

     In October, 2002, the FERC issued a provisional order approving, in part, the WestConnect RTO proposal. The FERC also required WestConnect, along with the other two RTOs in the western region (the California Independent System Operator (CISO) and RTO West), to participate in a steering group to encourage the development of a seamless wholesale electric energy market. WestConnect's operation is dependent on the resolution of these issues and is also subject to approval by state regulatory agencies in the region. WestConnect is not expected to become operational prior to 2005.

     On July 31, 2002, the FERC issued a Notice of Proposed Rulemaking (NOPR) proposing standard market design rules that would significantly alter the markets for wholesale electricity and transmission and ancillary services in the U.S. The new rules would establish a generation adequacy requirement for "load-serving entities" and a standard platform for the sale of electricity and transmission services. Under the new rules, Independent Transmission Providers would administer spot markets for wholesale power, ancillary services and transmission congestion rights, and electric utilities, including TEP, would be required to transfer control over transmission facilities to the applicable Independent Transmission Provider. The FERC expects to release for comments a white paper on the standard market design in April 2003, followed in July 2003 by final rules. Once the final rules are issued, a phased compliance schedule will begin. TEP is currently in the process of determining the impact the proposed rules would have on its operations.

  RATES AND REGULATION

     The FERC and the ACC regulate portions of TEP's utility accounting practices and electricity rates. The FERC regulates the terms and prices of TEP's sales to other utilities and resellers. In 1997, TEP was granted a FERC tariff to sell power at market based rates. The ACC has authority over rates charged to retail customers, the issuance of securities, and transactions with affiliated parties.

     STATE

     Historically, the ACC determined TEP's rates for retail sales of electric energy on a "cost of service" basis, which was designed to provide, after recovery of allowable operating expenses, an opportunity to earn a reasonable rate of return on "fair value rate base." Fair value rate base was generally determined by reference to the original cost and the reconstruction cost (net of depreciation) of utility plant in service to the extent deemed used and useful, and to various adjustments for deferred taxes and other items, plus a working capital component. Over time, rate base was increased by additions to utility plant in service and reduced by depreciation and retirements of utility plant.

     In September 1999, the ACC approved the Retail Electric Competition Rules (Rules) that provided a framework for the introduction of retail electric competition in Arizona. In November 1999, the ACC approved the Settlement Agreement between TEP and certain customer groups related to the implementation of retail electric competition in Arizona.

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

     The Settlement Agreement also provided for certain retail rate reductions from 1998 through 2000, after which TEP's retail rates are frozen until December 31, 2008, except under certain circumstances. TEP is required to file by June 1, 2004 a general rate case, including an updated cost of service study. Any rate change resulting from this rate case would be effective no sooner than June 1, 2005, and would not result in a net rate increase.

     See Note 2 of Notes to Consolidated Financial Statements - Regulatory Matters, for more information on TEP's Settlement Agreement.

     In October 2002, UniSource Energy entered into two Asset Purchase Agreements with Citizens for the purchase by UniSource Energy of Citizens' Arizona electric utility and gas utility businesses for a total of $230 million. The purchase price of each is subject to adjustment based on the date on which the transaction is closed and, in each case, on the amount of certain assets and liabilities of the purchased business at the time of closing. The closing of these transactions is subject to approval by the ACC, the FERC and the SEC. Citizens had two cases pending before the ACC requesting rate relief for both the Arizona electric and Arizona gas assets prior to entering into the Asset Purchase Agreements with UniSource Energy. The requested electric rate increase is to recover purchased power costs and the gas rate increase is a base rate increase. In December 2002, UniSource Energy and Citizens filed a Joint Application with the ACC requesting smaller increases in both pending cases. Under the proposal, UniSource Energy asked that the 45% electric increase requested by Citizens be reduced to 22%, and that the 29% increase in gas rates be reduced to 23%. UniSource Energy believes that the smaller proposed rate increases are sufficient in light of the negotiated purchase price. We are currently in settlement discussions with the ACC Staff and intervenors regarding this Joint Application. See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Asset Purchase Agreements.

     FEDERAL

     During 2000 and 2001, the FERC ordered hearings and issued several orders to mitigate volatile energy prices in the western U.S. and to address the energy emergency in California. During 2000, the FERC established certain soft caps on prices for power sold to the CISO. In June 2001, the FERC adopted a price mitigation plan applicable to certain wholesale power sales in the western U.S. This plan, which had a price cap of $91.87 per MWh, was in effect until October 31, 2002. The FERC adopted a price cap for the period thereafter of $250 per MWh.

      See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting Results of Operations, Western Energy Markets, for a discussion of various FERC proceedings, including refund hearings on power sold to California in 2000 and 2001, which may impact TEP's results.


TEP's UTILITY OPERATING STATISTICS
                                                             For Years Ended December 31,
                                                2002        2001        2000        1999        1998
-------------------------------------------------------------------------------------------------------
Generation and Purchased Power-kWh (000)
  Remote Generation (Coal)                  10,067,069  10,362,211  10,278,393  10,000,401  10,002,250
  Local Tucson Generation (Oil, Gas & Coal)  1,402,504   1,820,783   1,667,308   1,115,277     720,515
  Purchased Power                            1,842,739   3,656,978   3,174,244   2,712,570   2,227,773
-------------------------------------------------------------------------------------------------------
    Total Generation and Purchased Power    13,312,312  15,839,972  15,119,945  13,828,248  12,950,538
  Less Losses and Company Use                  769,101     846,287     724,677     814,945     810,117
-------------------------------------------------------------------------------------------------------
    Total Energy Sold                       12,543,211  14,993,685  14,395,268  13,013,303  12,140,421
=======================================================================================================
Sales-kWh (000)
  Residential                                3,188,726   3,122,332   3,027,963   2,736,837   2,662,598
  Commercial                                 1,609,367   1,573,213   1,496,558   1,383,756   1,355,319
  Industrial                                 2,261,463   2,270,446   2,262,212   2,220,900   2,139,464
  Mining                                       695,221   1,040,762   1,140,811   1,200,214   1,230,259
  Public Authorities                           257,641     254,130     258,470     247,361     242,845
-------------------------------------------------------------------------------------------------------
    Total - Electric Retail Sales            8,012,418   8,260,883   8,186,014   7,789,068   7,630,485
  Electric Wholesale Sales                   4,530,793   6,732,802   6,209,254   5,224,235   4,509,936
-------------------------------------------------------------------------------------------------------
    Total Electric Sales                    12,543,211  14,993,685  14,395,268  13,013,303  12,140,421
=======================================================================================================
Operating Revenues (000)
  Residential                                 $290,091    $283,673    $276,720    $253,352    $248,821
  Commercial                                   168,159     164,345     157,744     148,039     146,269
  Industrial                                   160,862     161,584     162,790     160,963     157,735
  Mining                                        28,168      41,994      48,484      49,399      51,965
  Public Authorities                            18,769      18,521      18,908      18,147      17,950
-------------------------------------------------------------------------------------------------------
    Total - Electric Retail Sales              666,049     670,117     664,646     629,900     622,740
  Electric Wholesale Sales                     177,908     733,559     359,814     171,219     143,269
  Net Unrealized Gain (Loss) on Forward
   Electric Sales and Purchases                    533      (1,315)          -           -           -
  Other Revenues                                 6,603       6,308       3,908       2,964       2,981
-------------------------------------------------------------------------------------------------------
    Total Operating Revenues                  $851,093  $1,408,669  $1,028,368    $804,083    $768,990
=======================================================================================================
Customers (End of Period)
  Residential                                  326,847     318,976     311,673     303,653     295,469
  Commercial                                    31,767      31,194      30,467      29,714      28,648
  Industrial                                       695         705         711         705         684
  Mining                                             2           2           2           4           4
  Public Authorities                                61          61          61          61          61
-------------------------------------------------------------------------------------------------------
    Total Retail Customers                     359,372     350,938     342,914     334,137     324,866
=======================================================================================================
Average Retail Revenue per kWh Sold (cents)
  Residential                                      9.1         9.1         9.1         9.3         9.3
  Commercial                                      10.5        10.5        10.5        10.7        10.8
  Industrial and Mining                            6.4         6.1         6.2         6.1         6.2
    Average Retail Revenue per kWh Sold            8.3         8.1         8.1         8.1         8.2

Average Revenue per Residential Customer          $886        $899        $899        $845        $855
Average kWh Sales per Residential Customer        9,737      9,897       9,834       9,132       9,144


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

     In 1993, TEP's generating units affected by Phase II were allocated SO2 Emission Allowances based on past operational history. Each allowance gives the owner the right to emit one ton of SO2. Beginning in 2000, generating units subject to Phase II must hold Emission Allowances equal to the level of emissions in the compliance year or pay penalties and offset excess emissions in future years. TEP had sufficient Emission Allowances to comply with the Phase II SO2 regulations for compliance year 2002. However, due to increased energy output, TEP may have to purchase additional Emission Allowances for future compliance years.

     Title V of the CAAA requires that all of TEP's generating facilities obtain more complex air quality permits. All TEP facilities (including those jointly owned and operated by others) have obtained these permits. In 1999, TEP received Title V permits for the Springerville and Irvington generating stations. These permits are valid for five years. TEP must pay an annual emission-based fee for each generating facility subject to a Title V permit. These emission-based fees are included in the CAAA compliance expenses discussed below. The CAAA also requires multi-year studies of visibility impairment in specified areas and studies of hazardous air pollutants. The results of these studies will impact the development of future regulation of electric utility generating units. Since these activities involve the gathering of information not currently available, TEP cannot predict the outcome of these studies.

     Arizona and New Mexico have adopted regulations restricting the emissions from existing and future coal, oil and gas-fired plants. These regulations are in some instances more stringent than those adopted by the Environmental Protection Agency (EPA). The principal generating units of TEP are located relatively close to national parks, monuments, wilderness areas and Indian reservations. Since these areas have relatively high air quality, TEP could be subject to control standards that relate to the "prevention of significant deterioration" of visibility and tall stack limitation rules.

     TEP spent approximately $2.5 million in 2002, $2 million in 2001 and $1 million in 2000, and expects to spend approximately $2 million in 2003 and 2004 complying with these requirements. TEP may incur additional costs to comply with recent and future changes in federal and state environmental laws, regulations and permit requirements at existing electric generating facilities. Compliance with these changes may result in a reduction in operating efficiency. Failure to comply with any EPA or state compliance requirements may result in substantial penalties or fines.

     The EPA has issued a determination that coal and oil fired electric utility steam generating units must control their mercury emissions. Final regulations are expected to be issued in 2004.

     On April 29, 2002, the Arizona Department of Environmental Quality
(ADEQ) issued a final permit granting the expansion of the Springerville Generating Station to allow for two new 400 MW coal fired generating units. TEP worked with the EPA and the ADEQ to determine mutually acceptable levels of emissions for all four units to accomplish significant emission reductions from current levels. If constructed, Springerville Unit 3 will be equipped with modern emissions control technology and the emissions controls on Units 1 and 2 will be upgraded. SO2 emissions from all four units will be up to 55 percent less than those currently produced from the two existing units, while NOx emissions will be up to 39 percent less. Upgrades to Units
1 and 2 will be paid for by the Unit 3 project.  The Grand Canyon Trust
(GCT), an environmental activist group, has filed a petition with the EPA to revoke the permit, based on the allegations in the litigation set forth below.

     On November 13, 2001, the GCT filed a complaint in U.S. District Court against TEP for alleged violations of the Clean Air Act at the Springerville Generating Station. The complaint alleged that more stringent emission standards should apply to Units 1 and 2 and that new permits and the installation of additional facilities meeting Best Available Control Technology standards are required for the continued operation of Units 1 and 2 in accordance with applicable law. TEP believes the claims by the GCT are without merit and will vigorously contest them.

     On September 10, 2002, the U.S. District Court granted TEP's motion for summary judgment on one of the primary issues in the case: whether TEP commenced construction within 18 months and/or by March 19, 1979, after the original 1977 air permit covering Units 1 and 2 was issued. The Court found that TEP had commenced consturction of the Springerville Generating Station in the time periods required by the original permits. There were two remaining allegations: (1) TEP discontinued construction for a period of 18 months or longer and did not complete construction in a reasonable period of time and (2) TEP did not commence construction, for purposes of New Source Performance Standard applicability, by September 18, 1978. On March 4, 2002, the U.S. District Court determined that the GCT had not commenced the case on a timely basis and dismissed the case.

     On November 1, 2002 the ACC granted TEP siting approval to construct Unit 3 (and Unit 4, if Unit 4 is built) at Springerville subject to certain conditions. Both the GCT and the Land and Water Fund of the Rockies have opposed this approval and have filed for reconsideration which was denied by the ACC. The GCT and the Land and Water Fund of the Rockies have judicially appealed this decision.


MILLENNIUM ENERGY BUSINESSES
----------------------------

     Millennium's assets comprised approximately 6% of the consolidated assets of UniSource Energy at December 31, 2002. Millennium had an after-tax loss of $15.5 million in 2002 and $9.2 million in 2001, which included a $6 million after-tax gain on the sale of a power project. In 2000, Millennium reported losses of $4.1 million. Through its affiliates, Millennium holds investments in the energy-related businesses which are described below.

     Energy Technology Investments
     -----------------------------

     Millennium participates in various companies designed to develop renewable energy, thin-film technologies and other emerging energy technologies, including:

   - Global Solar Energy, Inc. (Global Solar), a developer of flexible thin-film photovoltaic cells, started limited production of photovoltaic cells in 1999. Global Solar's target markets for its products include commercial, space and military applications. Millennium currently owns 87% of Global Solar.

   - Infinite Power Solutions, Inc. (IPS), a developer of thin-film batteries. At December 31, 2002, Millennium owns approximately 77.5% of IPS, however this ownership share is anticipated to be reduced in 2003 as a result of planned additional external investment by Dow Corning Enterprises, Inc. Millennium anticipates that its ultimate ownership in IPS will be between 59% and 72%.

   - MicroSat Systems, Inc. (MicroSat) is a developer of small scale satellites. MicroSat funds much of the development activities through Federal Government contracts. Millennium currently owns 49% of MicroSat, but pursuant to a restructuring agreement signed earlier in the year, has agreed to reduce its ownership to 35%. Millennium expects this change to occur in 2003.

     As technology developers, these entities face many challenges, such as developing technologies that can be manufactured on an economic scale, technological obsolescence, competitors and possible reductions in government spending to advance technological research and development activities. While in the short-term we believe Millennium will incur losses from the funding of the development efforts, we believe that the investments will be profitable in the long-term. Millennium expects to fund between $7 million and $15 million to its various technology investments in 2003. In 2002, Millennium provided $18.5 million in debt and equity funding to the Energy Technology Investments. See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Results of Millennium Energy Businesses for more information regarding these entities, including research and development activities.

     Sabinas
     -------

     In 2002, Millennium invested $20 million in a company created to develop up to 800 megawatts (MW) of coal-fired generation in the Sabinas region of Coahuila, Mexico. Millennium received a 50% share of Carboelectrica Sabinas,
S. de R.L. de C.V., a Mexican limited liability company (Sabinas). The other 50% of Sabinas is owned by Altos Hornos de Mexico, S.A. de C.V. (AHMSA) and certain of its affiliates. Sabinas also owns approximately 19.5% of Minerales de Monclova, S.A. de C.V., (Mimosa). Mimosa is an owner of coal and associated gas reserves, a supplier of metallurgical coal to the steel industry, and a supplier of thermal coal to the Mexican electricity commission. Since 1999, both AHMSA and Mimosa are parties to a suspension of payments procedure, under applicable Mexican law, which is the equivalent of a U.S. Chapter 11 proceeding. Under certain circumstances, Millennium has the right to sell its interest (a put option) in Sabinas to an AHMSA affiliate for $20 million plus an accrued service fee. These circumstances include failure of Sabinas to reach financial closing on the generation project within three years. Millennium's put option is secured by collateral with a value currently in excess of $20 million. UniSource Energy's Chairman, President and Chief Executive Officer is a member of the board of directors of AHMSA.

     Nations Energy
     --------------

     Nations Energy Corporation (Nations Energy), a wholly-owned subsidiary of Millennium, was established in 1995 to develop and invest in independent power projects worldwide. In 2001, Nations Energy sold its 26% equity interest in a power project located in Curacao, Netherland Antilles. Nations Energy has one remaining investment, a 40% equity interest in an independent power producer that owns and operates a 43 MW power plant near Panama City, Panama. Nations Energy intends to sell its interest in this project, which has a book value of less than $1 million at December 31, 2002. Millennium does not currently intend to make any additional investments in Nations Energy. See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operation - Results of Millennium Energy Businesses, Nations Energy.

     Other Millennium Investments
     ----------------------------

     Millennium also has the following investments which are consolidated:

   - Southwest Energy Solutions, Inc. (SES), a wholly-owned Millennium subsidiary, provides electrical contracting services in Arizona to commercial, industrial and governmental customers in both high voltage and inside wiring capacities and meter reading services to TEP.

   - Millennium Environmental Group, Inc. (MEG), a wholly-owned Millennium subsidiary, established in September 2001, manages and trades emission allowances, coal and other environmental related products including derivative instruments.

   - POWERTRUSION International, Inc. (Powertrusion) is a manufacturer of lightweight utility poles, which is 50.5% owned by Millennium.

     We describe Millennium's unregulated energy businesses and other investments in more detail in Note 4 of Notes to Consolidated Financial Statements - Millennium Energy Businesses, and in Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Millennium Energy Businesses and in Liqiudity and Capital Resources, Millennium - Unregulated Businesses.


UNISOURCE ENERGY DEVELOPMENT COMPANY
------------------------------------

     UED, established in February 2001, is facilitating the expansion of the Springerville Generating Station. The Springerville Generating Station was originally designed for four units. If constructed, each of Units 3 and 4 would consist of a 400 MW coal-fired, base-load generating unit at the same site as Springerville Units 1 and 2. If Unit 3 (and subsequently Unit 4) is built, this would allow TEP to spread the fixed costs of the existing common facilities over the additional generating unit (or units).

     UED currently expects to act as project manager for the development of Springerville Unit 3 (and Unit 4, if Unit 4 is built) and anticipates that financing and ownership will occur through third parties. The entire output of Unit 3 is expected to be taken by regional power companies, including Tri-State Generation and Transmission Association (Tri-State), Salt River Project Agricultural Improvement and Power District (SRP), and TEP. It is currently expected that SRP will purchase 100 MW, and Tri-State will take 300 MW. TEP would purchase from Tri-State up to 100 MW of capacity for no more than five years from commercial operation. SRP also has an option to own Unit 4 at a later date. If SRP exercises the option to own Unit 4, TEP would be required to purchase SRP's 100 MW of output from Unit 3, beginning with the commercial operation of Unit 4.

     Tri-State and UED signed a Development Cost Agreement in January 2003 to each share 50% of the development costs of Unit 3 effective from November 6, 2002 until financial closing. As of December 31, 2002, UED had approximately $22 million of capitalized project development costs on its balance sheet.

     On October 29, 2002, the ACC issued an order that affirms the Certificate of Environmental Compatibility (CEC) granted to TEP authorizing the construction of Unit 3, subject to compliance with certain conditions, and approved the CEC for Unit 4 subject to certain conditions occurring. The ACC approved construction of a third and fourth unit at the Springerville Generating Station in 1977 and 1987, respectively, but with respect to Unit 4, the ACC provided that TEP, as plant operator, demonstrate that the fourth unit was needed to provide an adequate, economical and reliable supply of electric power to its customers. That demonstration was made as part of the proceedings that resulted in the issuance of the ACC Order.

     Environmental activist groups have expressed concerns regarding the construction of any new units. Such concerns have been expressed during the permitting and ACC proceedings and may extend to other forums and to issues apart from the proposed construction. See Environmental Matters above.

     UED expects to finalize the power purchase agreements, the engineering, procurement and construction contract, and other required project agreements during the first half of 2003. UED expects a third party to obtain construction financing in 2003 and then begin construction. UED expects commercial operation of Unit 3 to occur in 2006. We can make no assurances, however, about the ultimate timing, or whether UED will proceed with this project. See Note 10 of Notes to Consolidated Financial Statements - UED Commitments.


EMPLOYEES
---------

     As of December 31, 2002, TEP had 1,134 employees and the wholly-owned subsidiaries of Millennium had 118 employees. The International Brotherhood of Electrical Workers (IBEW) Local 1116 represents approximately 58% of TEP's employees. A new three-year collective bargaining agreement between the IBEW and TEP was ratified in December 2002 and extends through 2005. Wages for bargaining unit employees will increase 3.5% in 2003. Wage increases for 2004 and 2005 will be determined annually during July and August of each preceding year.


SEC REPORTS AVAILABLE ON UNISOURCE ENERGY'S WEBSITE
---------------------------------------------------

     UniSource Energy and TEP make available their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after they electronically file them with, or furnish them to, the SEC. These reports are available free of charge through UniSource Energy's website address: http://www.unisourceenergy.com. A link from UniSource Energy's website to these SEC reports is accessible as follows: At the UniSource Energy main page, select Investor Relations from the menu shown at the top of the page; next select SEC filings from the menu shown on the Investor Relations page.

     Information contained at UniSource Energy's website is not part of any report filed with the SEC by UniSource Energy or TEP.

     The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC website address is http://www.sec.gov. Interested parties may also read and copy any materials UniSource Energy and TEP file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0030.


ITEM 2. - PROPERTIES
--------------------------------------------------------------------------------

     TEP's transmission facilities, located in Arizona and New Mexico, transmit electricity from TEP's remote electric generating stations at Four Corners, Navajo, San Juan and Springerville to the Tucson area for use by TEP's retail customers (see Item 1. - Business - Generating and Other Resources). The transmission system is directly interconnected at various points in Arizona and New Mexico with a number of regional utilities. TEP has arrangements with approximately 120 companies to interchange generation capacity and transmission of energy.

     As of December 31, 2002, TEP owned, or participated in, an overhead electric transmission and distribution system consisting of:

   - 511 circuit-miles of 500 kV lines;
   - 1,122 circuit-miles of 345 kV lines;
   - 371 circuit-miles of 138 kV lines;
   - 434 circuit-miles of 46 kV lines; and
   - 12,095 circuit-miles of lower voltage primary lines.

     The underground electric distribution system is comprised of 7,353 cable-miles. TEP owns approximately 77% of the poles on which the lower voltage lines are located. Electric substation capacity consisted of 192 substations with a total installed transformer capacity of 5,602,522 kilovoltamperes.

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

     Four Corners and Navajo are located on properties held under easements from the United States and under leases from the Navajo Nation. TEP, individually and in conjunction with Public Service Company of New Mexico
(PNM) in connection with San Juan, has acquired easements and leases for transmission lines and a water diversion facility located on land owned by the Navajo Nation. TEP has also acquired easements for transmission facilities, related to San Juan, Four Corners, and Navajo, across the Zuni, Navajo and Tohono O'odham Indian Reservations.

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

See Note 7 of Notes to Consolidated Financial Statements, and Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Contractual Obligations, for additional information on TEP's capital lease obligations.

     Substantially all of the utility assets owned by TEP are subject to the lien of the General First Mortgage and the General Second Mortgage. Springerville Unit 2, which is owned by San Carlos is not subject to those liens.


ITEM 3. - LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

     See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Results of Operations for litigation related to ACC orders and retail competition.

     We discuss other legal proceedings in Note 10 of Notes to Consolidated Financial Statements.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

     Not applicable.

                                   PART II

ITEM  5.  -  MARKET  FOR REGISTRANT'S COMMON EQUITY AND  RELATED  STOCKHOLDER
MATTERS
--------------------------------------------------------------------------------

     Stock Trading
     -------------

     UniSource Energy's Common Stock is traded under the ticker symbol UNS. It is listed on the New York Stock Exchange and the Pacific Exchange. As of March 4, 2003, the closing price was $16.58, with 15,181 shareholders of record.

     Dividends
     ---------

     UniSource Energy pays dividends on its Common Stock after its Board of Directors declares them. There is no limitation on UniSource Energy paying dividends on its Common Stock.

     TEP pays dividends on its common stock after its Board of Directors declares them. UniSource Energy is the primary shareholder of TEP's common stock. TEP has certain restrictions on paying dividends, as listed below:

   - TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants, including a covenant that requires TEP to maintain a minimum level of net worth, and so long as the dividends and certain investments in affiliates would not exceed 65% of TEP's net income.

   - Under ACC restrictions, TEP can pay dividends so long as the dividends do not exceed 75% of TEP's earnings until its equity ratio equals 37.5% of total capital (excluding capital lease obligations).

   - Under the Federal Power Act, TEP cannot pay dividends out of funds that are properly included in the capital account.

See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Dividends on Common Stock.


     Common Stock Dividends and Price Ranges
     ----------------------------------------------------------------------------------
                              2002                                    2001
     Quarter:      Market Price per     Dividends        Market Price per    Dividends
                   Share of Common      Declared         Share of Common     Declared
                       Stock (1)                             Stock (1)
                   High         Low                       High        Low
                   ----         ---                       ----        ---
     First        $20.60      $16.74     $0.125          $21.00     $15.13     $0.10
     Second        20.75       17.91      0.125           25.98      20.16      0.10
     Third         18.89       14.05      0.125           24.05      13.80      0.10
     Fourth        17.90       13.69      0.125           19.30      13.80      0.10
     ----------------------------------------------------------------------------------
       Total                             $0.500                                $0.40
     ==================================================================================

     (1)  UniSource Energy's Common Stock price on the consolidated tape as reported by
          Dow Jones.


     On February 7, 2003, UniSource Energy declared a cash dividend of $0.15 per share on its Common Stock. The dividend is payable March 7, 2003 to shareholders of record at the close of business February 21, 2003.

     TEP declared and paid cash dividends of $35 million in 2002, $50 million in 2001, and $30 million in 2000.

ITEM 6. - SELECTED CONSOLIDATED FINANCIAL DATA
--------------------------------------------------------------------------------


UniSource Energy                            2002        2001        2000        1999        1998
                                           ------------------------------------------------------
                                                              - In Thousands -
Summary of Operations                                      (except per share data)
--------------------------------------------------------------------------------------------------
Operating Revenues                       $856,222  $1,417,012  $1,033,669    $814,828    $770,597
Gain on Sale of NewEnergy                       -           -           -     $34,651           -
Loss Before Income Taxes of Millennium
  Energy Businesses (1)                  $(30,702)   $(14,455)   $(12,059)   $(11,276)   $(11,884)
Income Before Extraordinary Item and
  Accounting Change                       $33,275     $60,875     $41,891     $56,510     $28,032
Net Income                                $33,275     $61,345     $41,891     $79,107     $28,032
Basic Earnings per Share:
  Before Extraordinary Item &
   Accounting Change                        $0.99       $1.83       $1.29       $1.75       $0.87
  Net Income                                $0.99       $1.84       $1.29       $2.45       $0.87
Diluted Earnings per Share:
  Before Extraordinary Item &
   Accounting Change                        $0.97       $1.79       $1.27       $1.74       $0.87
  Net Income                                $0.97       $1.80       $1.27       $2.43       $0.87
Shares of Common Stock Outstanding
  Average                                  33,665      33,398      32,445      32,321      32,177
  End of Year                              33,579      33,502      33,219      32,349      32,258

Year-end Book Value per Share              $13.05      $12.68      $11.20      $10.02       $7.65
Cash Dividends Declared per Share           $0.50       $0.40       $0.24       $0.08           -
--------------------------------------------------------------------------------------------------
Financial Position
--------------------------------------------------------------------------------------------------
Total Utility Plant - Net              $1,668,350  $1,677,671  $1,706,290  $1,729,856  $1,915,590
Investments in Lease Debt and Equity     $191,867     $84,459     $71,639     $44,550     $17,813
Other Investments and Other Property     $123,238     $98,288     $50,172     $69,933     $92,476
Total Assets                           $2,690,734  $2,746,717  $2,671,384  $2,656,255  $2,634,049

Long-Term Debt (2)                     $1,128,963    $802,804  $1,132,395  $1,135,820  $1,184,423
Non-Current Capital Lease Obligations     801,611     853,793     857,829     880,427     889,543
Common Stock Equity                       438,229     424,722     372,169     324,248     246,646
--------------------------------------------------------------------------------------------------
Total Capitalization                   $2,368,803  $2,081,319  $2,362,393  $2,340,495  $2,320,612
--------------------------------------------------------------------------------------------------
Selected Cash Flow Data
--------------------------------------------------------------------------------------------------
Net Cash Flows From Operating
  Activities                             $172,963    $215,379    $215,034    $113,228    $160,933

Capital Expenditures                    $(112,706)  $(121,622)  $(105,996)   $(92,808)   $(81,147)
Other Investing Cash Flows               (158,184)      4,775      (7,554)       (242)    (27,810)
--------------------------------------------------------------------------------------------------
Net Cash Flows From Investing
  Activities                            $(270,890)  $(116,847)  $(113,550)   $(93,050)  $(108,957)
--------------------------------------------------------------------------------------------------
Net Cash Flows From Financing
  Activities                             $(39,299)   $(33,382)   $(83,768)   $(20,057)   $(53,065)
--------------------------------------------------------------------------------------------------

     (1)  Loss Before Income Taxes of Millennium Energy Businesses for 1999 excludes the Gain on
           Sale of NewEnergy.

     (2)  TEP's tax-exempt variable rate bonds in the amount of $329 million are backed by LOCs under TEP's Credit Agreement.  TEP's obligations under the Credit Agreement are collateralized with Second Mortgage Bonds.  In November 2002, TEP entered into two new
           LOCs for $341 million to replace the LOCs provided under its then existing credit agreement that would have expired on December 30, 2002.  These new LOCs expire in 2006.
           Accordingly, these IDBs were classified as short-term debt at December 31, 2001 and classified as long-term debt at December 31, 2002.

See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of
Operations.


ITEM 6. - SELECTED CONSOLIDATED FINANCIAL DATA
--------------------------------------------------------------------------------


TEP                                         2002        2001        2000        1999        1998
                                           -----------------------------------------------------
                                                          - Thousands of Dollars -
Summary of Operations
--------------------------------------------------------------------------------------------------
Operating Revenues                       $851,093  $1,408,669  $1,028,368    $804,083    $768,990
Income Before Extraordinary Item
  and Accounting Change                   $53,737     $74,814     $51,169     $50,878     $41,676
Net Income                                $53,737     $75,284     $51,169     $73,475     $41,676
--------------------------------------------------------------------------------------------------
Financial Position
--------------------------------------------------------------------------------------------------
Total Utility Plant - Net              $1,668,350  $1,677,671  $1,706,290  $1,729,856  $1,915,590
Investments in Lease Debt and Equity     $191,867     $84,459     $69,474     $44,550     $17,813
Other Investments and Other Property      $21,358     $21,416     $22,860     $23,288     $45,165
Total Assets                           $2,613,590  $2,645,335  $2,600,935  $2,600,508  $2,628,588

Long-Term Debt (1)                     $1,128,410    $801,924  $1,132,395  $1,135,820  $1,184,423
Non-Current Capital Lease Obligations     801,508     853,447     857,519     880,111     889,543
Common Stock Equity                       337,463     322,471     295,660     270,134     229,861
--------------------------------------------------------------------------------------------------
Total Capitalization                   $2,267,381  $1,977,842  $2,285,574  $2,286,065  $2,303,827
--------------------------------------------------------------------------------------------------
Selected Cash Flow Data
--------------------------------------------------------------------------------------------------
Net Cash Flows From Operating
  Activities                             $203,517    $261,169    $234,190    $139,957    $180,487

Capital Expenditures                    $(103,307)  $(103,913)   $(98,063)   $(90,940)   $(81,011)
Other Investing Cash Flows               (145,271)    (11,981)    (23,273)    (24,480)    (43,937)
--------------------------------------------------------------------------------------------------
Net Cash Flows From Investing
  Activities                            $(248,578)  $(115,894)  $(121,336)  $(115,420)  $(124,948)
--------------------------------------------------------------------------------------------------
Net Cash Flows From Financing
  Activities                             $(58,841)   $(74,307)  $(112,544)   $(54,371)   $(83,559)
--------------------------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges           1.58        1.82        1.47        1.45        1.35
--------------------------------------------------------------------------------------------------

     (1)  TEP's tax-exempt variable rate bonds in the amount of $329 million are backed by LOCs under TEP's Credit Agreement.  TEP's obligations under the Credit Agreement are collateralized with Second Mortgage Bonds.  In November 2002, TEP entered into two new
           LOCs for $341 million to replace the LOCs provided under its then existing credit agreement that would have expired on December 30, 2002.  These new LOCs expire in 2006.
           Accordingly, these IDBs were classified as short-term debt at December 31, 2001 and classified as long-term debt at December 31, 2002.

     Note: Disclosure of earnings per share information for TEP is not presented as the common stock of TEP is not publicly traded.

See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
     Management's Discussion and Analysis explains the results of operations, the general financial condition, and outlook for UniSource Energy and its three primary business segments-the electric utility business of TEP and the unregulated energy businesses of Millennium and UED-and includes the following:

   - operating results during 2002 compared with 2001, and 2001 compared with 2000,
   - factors which affect our results and outlook,
   - our outlook and strategy, and
   - our liquidity, capital needs, capital resources and contractual obligations.

     TEP is the principal operating subsidiary of UniSource Energy and accounts for substantially all of its assets and revenues. Income and losses from Millennium's energy-related businesses have had a significant impact on earnings reported by UniSource Energy for 2002, 2001, and 2000. UED`s unregulated business segment, which was established in February 2001, may have a significant impact on consolidated net income and cash flows in the future. In addition, in 2002, UniSource Energy entered into asset purchase agreements for the purchase of retail electric and gas utility assets in various locations in Arizona, which if completed, will have a significant impact on our financial condition and results of operations.


RESULTS OF OPERATIONS
---------------------

  UNISOURCE ENERGY CONSOLIDATED

     UniSource Energy recorded net income of $33 million in 2002, compared with $61 million in 2001, and $42 million in 2000. UniSource Energy's total revenues decreased by 40% to $856 million in 2002, resulting from significantly decreased wholesale marketing activities at TEP. The following factors contributed to the change in net income in 2002 compared with 2001:

   - TEP's wholesale revenues decreased by $556 million, or 76%, due to significantly lower prices in the western U.S. energy markets and decreased sales activity, partially offset by a reduction of $527 million, or 66%, in fuel and purchased power expenses.

   - Mild weather and lower demand from TEP's mining customers contributed to lower retail energy sales and revenues in 2002. Despite these factors, retail revenues fell only one percent due to continued strong growth in number of retail customers and increased usage by residential and commercial customers.

   - TEP recorded a one-time $7 million after-tax coal contract termination fee expense in the third quarter of 2002, which will relieve TEP of annual $2 million after-tax take-or-pay payments in future years.

   - Millennium's after-tax losses were $6 million higher in 2002 than 2001 because 2001 results included a $6 million after-tax gain on the sale of a power project.

   - TEP recognized $5 million in tax benefits from the favorable settlement of IRS audits and the recognition of tax credits in 2002, and Millennium recognized $2.5 million in tax benefits from the recognition of foreign tax losses and favorable settlement of IRS audits.

     The following factors contributed to the change in net income in 2001 compared with 2000:

   - TEP's average number of retail customers grew by 2.5% to 347,099 in 2001 and retail revenues grew by 0.8% to $670 million.

   - TEP's wholesale revenues more than doubled due to sales of available generating capacity, increased trading activities and significantly higher prices in the western U.S. energy markets in the first half of 2001.

   - Interest expense at TEP decreased by 5% due to lower debt balances and lower rates on variable rate debt.

   - Nations Energy sold an independent power project in 2001 for a $6 million after-tax gain.

   - TEP recorded a one-time $8 million after-tax expense related to the amendment of a coal supply contract in the third quarter of 2000.

  CONTRIBUTION BY BUSINESS SEGMENT

     The table below shows the contributions to our consolidated after-tax earnings by our three business segments, as well as parent company expenses.

                                           2002        2001        2000
     --------------------------------------------------------------------
                                              - Millions of Dollars -
     Business Segment
       TEP                               $ 53.7      $ 75.3      $ 51.2
       Millennium                         (15.5)       (9.2)       (4.1)
       UED                                  0.8         0.8           -
       UniSource Energy Standalone (1)     (5.8)       (5.6)       (5.2)
     --------------------------------------------------------------------
       Consolidated Net Income           $ 33.2      $ 61.3      $ 41.9
     ====================================================================

     (1) Represents interest expense (net of tax) on the note payable from UniSource Energy to TEP.

  RESULTS OF TEP

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

     TEP experienced a significant decrease in wholesale energy sales and revenues during 2002 compared with 2001. Market demand in the western region declined primarily as a result of mild temperatures, and market prices fell as a result of increased capacity in the region and declining natural gas prices, as well as reduced demand. In comparison, during the first five months of 2001 and the last half of 2000, TEP experienced significant growth in wholesale energy sales and revenues, primarily due to significantly higher regional market prices, which increased to unprecedented levels, and opportunities to sell its excess generating capacity to California and other western wholesale market participants. However, in June 2001 wholesale market prices began a steady decline and by 2002, reached levels that were more consistent with historical prices. By 2002, electric wholesale revenues comprised only 21% of total revenues, compared with 52% in 2001 and 35% in 2000. TEP's electric wholesale sales consist primarily of four types of sales:

     (1)  Sales under long-term contracts for periods of more than one year.
          TEP currently has long-term contracts with three entities to sell firm capacity and energy: SRP, the Navajo Tribal Utility Authority and the Tohono O'odham Utility Authority. TEP also has a multi-year interruptible contract with Phelps Dodge Energy Services, which requires a fixed contract demand of 60 MW at all times except during TEP's peak customer energy demand period, from July through September of each year. Under the contract, TEP can interrupt delivery of power if the utility experiences significant loss of any electric generating resources.

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

     (4)  Sales of transmission service.

     The table below provides trend information on retail sales by major customer class and on the four types of electric wholesale sales made by TEP in the last three years.



                                               Sales                     Operating Revenue
                                     2002      2001       2000       2002       2001      2000
-----------------------------------------------------------------------------------------------
                                        - Millions of kWh -           - Millions of Dollars -

Electric Retail Sales:
  Residential                        3,189     3,122     3,028      $  290    $  284    $  276
  Commercial                         1,609     1,573     1,497         168       164       158
  Industrial                         2,261     2,271     2,262         161       162       163
  Mining                               695     1,041     1,141          28        42        48
  Public Authorities                   258       254       258          19        18        19
-----------------------------------------------------------------------------------------------
Total Electric Retail Sales          8,012     8,261     8,186         666       670       664
-----------------------------------------------------------------------------------------------
Electric Wholesale Sales Delivered:
  Forward Contracts                    983     3,546     2,612          32       480       129
  Long-term Contracts                  981     1,219     1,234          51        52        52
  Short-term Sales and Other         2,567     1,968     2,363          91       198       174
  Transmission                           -         -         -           4         4         5
-----------------------------------------------------------------------------------------------
Total Electric Wholesale Sales       4,531     6,733     6,209         178       734       360
-----------------------------------------------------------------------------------------------
        Total                       12,543    14,994    14,395      $  844    $1,404    $1,024
===============================================================================================


     2002 Compared with 2001
     -----------------------

     TEP's average number of retail customers increased by 2.4% to 355,486, while kWh sales to retail customers decreased by 3.0% in 2002 compared with 2001. This decrease in kWh energy sales was primarily due to a 33% reduction in sales to copper mining customers. Sales to residential, commercial and non-mining industrial customers as a group actually increased by 1.3% in 2002, despite milder temperatures in 2002. Cooling Degree Days decreased 3% for the year, and also decreased slightly when compared with the 10-year average. Heating Degree Days decreased 16% for 2002 and 4% compared with the 10-year average. Revenue from sales to retail customers decreased only slightly in 2002 compared with 2001, reflecting the increased kWh sales to non-mining customers.

     Electric wholesale sales decreased by 33% in 2002 compared with 2001 while revenues decreased by 76%. The decrease in revenue resulted from decreased sales activity and the sharp decline in market prices from those in 2001. The average market price for around-the-clock energy decreased $67 per MWh, compared with 2001. Sales and revenues from forward contracts experienced the largest declines, reflecting lower demand and lower market prices in the forward energy markets. Short-term sales were higher, however, due to sales of excess energy in the daily and hourly markets. Despite the higher short-term sales volumes, revenues from short-term sales were significantly lower in 2002 due to the lower average market prices. Factors contributing to the lower market prices include more generation online in the western U.S., lower natural gas prices, increased hydropower supply, and weaker demand.

     2001 Compared with 2000
     -----------------------

     TEP's kWh sales to retail customers increased by 1% in 2001 compared with 2000, despite a 2.5% increase in the average number of retail customers to 347,099. Sales to mining customers decreased by 9%, offset by increased sales to residential and commercial customers. The decrease in mining consumption is due to cutbacks in production by both of TEP's large mining customers in response to lower copper prices. Milder summer temperatures also reduced demand by retail customers. Cooling Degree Days decreased by 4% in 2001, from 1,552 to 1,484 days. Revenue from sales to retail customers increased by 1% in 2001 compared with 2000, reflecting the slight increase in consumption.

     Kilowatt-hour electric wholesale sales increased by 8% in 2001 compared with 2000, while revenues increased by 104%. The largest increase in sales and revenues was in forward contracts, which represents increased purchase and resale transactions. Revenues also increased as a result of the settlement of sales contracts that were established when market prices were higher earlier in the year. Short-term economy sales in the daily and hourly markets at higher market prices made it economical for TEP to run its gas generation units to produce energy to sell to other regional utilities and marketers during the first six months of 2001. Although kWh sales in the short-term economy markets were lower in 2001 than 2000, revenues from these sales were higher, due to higher average market prices in 2001. Factors contributing to the higher market prices include increased demand due to population and economic growth in the region, higher natural gas prices, dysfunction in the California marketplace, increased maintenance outages due to higher than normal operating levels, lower availability of hydropower resources, transmission constraints, and environmental constraints.

     OPERATING EXPENSES

     2002 Compared with 2001
     -----------------------

     Fuel and Purchased Power expenses decreased by $527 million, or 66%, in 2002 compared with 2001. Fuel expense at TEP's generating plants decreased by $49 million, or 19%, in 2002 primarily attributable to lower wholesale demand, which resulted in decreased natural gas usage for generation, and lower gas purchase prices. Contributing to higher gas purchase prices in 2001 was approximately $9 million in costs associated with two gas swap agreements entered into in May 2001 to hedge the risk of price fluctuation. Fuel expense in 2002 included $2.3 million related to an arbitration ruling that increased the price of coal purchased between 1997 and May 2002 for the Navajo Generating Facility. The average cost of fuel per kWh generated was
1.83 cents in 2002 and 2.12 cents in 2001. See Market Risks - Commodity Price Risk.

     Purchased Power expense decreased by $478 million, or 88%, due principally to decreased volume of wholesale forward contract activity and significantly lower wholesale prices. In the third quarter of 2001, TEP incurred approximately $12 million in additional costs from several forward purchase contracts that were entered into in May 2001 to assure service reliability in the summer months. TEP paid an average price of $186 per MWh for those forward contracts in 2001. TEP entered into similar contracts in 2002 at an average price of $37 per MWh. Forward purchase contract activity decreased corresponding with the reduction in forward sales activity discussed above.

     TEP recorded an $11 million (pre-tax) charge in the third quarter of 2002 as a result of terminating the Irvington long-term coal supply agreement. This expense will be mitigated by TEP not being required to make take-or-pay payments of up to $3.5 million annually. In July 2002, TEP reversed the $2.4 million accrued portion of the 2002 take-or-pay penalty.

     Despite the large decreases in Fuel and Purchased Power expenses, TEP's gross margin (Operating Revenue less Fuel and Purchased Power expense) decreased by $30 million or 5% in 2002 compared with 2001. This decline was primarily due to decreased sales volumes and lower prices in the wholesale energy markets.

     Other Operations and Maintenance expense increased by $5 million, or 3%, in 2002 compared with 2001, due primarily to a $2 million increase in pension and post-retirement medical benefit costs and maintenance at the Four Corners and Springerville generating stations.

     Depreciation and Amortization expense increased by $7 million, or 6%, in 2002 compared with 2001. Depreciation expense increased due to depreciation of solar generating facilities and a $125 million increase in the depreciable asset base, which represents: (i) new line extensions to support new business, (ii) the addition of a 75 MW gas turbine placed in-service in June 2001, and (iii) routine improvements to TEP's system. These increases were partially offset by reduced depreciation resulting from a change in the second quarter of 2002 to increase the estimated useful lives of gas-fired generating units and internal combustion turbines located in Tucson. See
Note 6 of Notes to Consolidated Financial Statements. See Critical Accounting Policies, below, for expected changes to depreciation expense resulting from adopting Statement of Financial Accounting Standards No. 143 (FAS 143), Accounting for Asset Retirement Obligations.

     Amortization of Transition Recovery Asset increased by $3 million, or 14%, in 2002 compared with 2001. The Transition Recovery Asset (TRA) and its related amortization result from the Settlement Agreement reached with the ACC in 1999. The Amortization of Transition Recovery Asset totaled $25 million in 2002, up from $22 million in 2001. Amortization amounts are scheduled to increase annually until the entire TRA has been amortized, no later than December 31, 2008. The monthly amount of amortization recorded is a function of the remaining TRA balance and total retail kWh consumption by TEP distribution customers.

     2001 Compared with 2000
     -----------------------

     Fuel and Purchased Power expenses increased by $354 million, or 79%, in 2001 compared with 2000. Fuel expense at TEP's generating plants increased by $19 million, or 8%, primarily because of higher natural gas prices and increased usage of gas generation to meet increased kWh sales in the first five months of 2001. This increase was partially offset by decreased usage of gas generation in the last half of the year, as wholesale market prices fell, making it less economical for TEP to run its gas generation units to produce energy to sell to other regional utilities and marketers. Gas expense also includes the new gas-fired peaking units, which went in-service in June 2001, and the $9 million additional cost associated with gas swap agreements we entered into in May 2001. The average cost of fuel per kWh generated was 2.12 cents in 2001 and 2.01 cents in 2000. See Market Risks, Commodity Price Risk.

     Purchased Power expense increased by $335 million, or 161%, because of higher wholesale energy prices and increased purchases in the forward and spot energy markets to resell to wholesale customers. Purchased Power expense remained high, even after wholesale market prices began to fall in June 2001, due to the settlement of wholesale energy purchase contracts, which were established when forward power prices were higher. Also, in May 2001, TEP entered into several forward purchase contracts to assure service reliability in the summer months and to mitigate the risk of the potential loss of 110 MW under an exchange agreement with SCE. The additional cost to assure service reliability was approximately $12 million.

     TEP recorded a $13 million pre-tax ($8 million after-tax) one-time charge in the third quarter of 2000 as a result of a coal supply contract amendment related to the San Juan Generating Station. See Note 10 of Notes to Consolidated Financial Statements.

     Despite the large increases in Fuel and Purchased Power expenses, TEP's gross margin (Operating Revenue less Fuel and Purchased Power expense) improved by $27 million or 5% in 2001 compared with 2000. This improvement was primarily due to increased sales volumes and higher prices in the wholesale energy markets.

     Other Operations and Maintenance expense decreased by $4 million, or 3% in 2001 compared with 2000. TEP established a reserve in 2000 for wholesale energy sales to California, $7 million of which was recorded as an expense. In contrast, in 2001, TEP recorded an additional reserve of $7 million in the first quarter of 2001, of which $5 million was charged to expense, but reversed $8 million in December. See Note 11 of Notes to Consolidated Financial Statements. Various other production expenses increased by $4 million and maintenance expense increased by $2 million in 2001 compared with 2000. The higher Maintenance expense is the result of scheduled maintenance at the Irvington, Springerville Unit 2 and San Juan generating plants.

     The Amortization of Transition Recovery Asset totaled $22 million in 2001, up from $17 million in 2000.

     INTEREST INCOME

     TEP's income statement for both 2002 and 2001 includes interest income of $9 million on its promissory note from UniSource Energy. See Note 1 of Notes to Consolidated Financial Statements - Nature of Operations and Summary of Significant Accounting Policies-Basis of Presentation. On UniSource Energy's consolidated income statement, this income is eliminated as an intercompany transaction.

     Other Interest Income was $8 million higher in 2002 compared with 2001 due to TEP's additional $132 million investment in Springerville lease debt in 2002.

     Other Interest Income was higher in 2001 compared with 2000 due to higher average cash balances and increased interest income on investments in Springerville Unit 1 Lease Debt.

     INTEREST EXPENSE

     Interest Expense was $5 million, or 3% lower in 2002 than in 2001 due to lower average interest rates on variable rate tax-exempt debt and lower debt balances. In 2001, Interest Expense was $8 million or 5% lower than in 2000 for the same reasons. See TEP Credit Agreement, below, for the impact of TEP's new Credit Agreement on future interest expense.

     INCOME TAXES

     Income taxes decreased $21 million in 2002 compared with 2001 due primarily to lower pre-tax income, a $4 million tax benefit from the reduction of the valuation allowance and the favorable settlement of an IRS audit in the third quarter of 2002, and $2 million in tax credits recognized in 2002.

     Income taxes increased $29 million in 2001 compared with 2000 as a result of higher pre-tax income and the recognition of $6 million in tax benefits in the second quarter of 2000 from the resolution of various IRS audits.

     See Note 10 of Notes to Consolidated Financial Statements - Commitments and Contingencies.

  RESULTS OF MILLENNIUM ENERGY BUSINESSES

     The table below provides a breakdown of the net income and losses recorded by the Millennium Energy Businesses for the last three years. These results exclude sales and related costs to TEP.


                                                                      2002       2001       2000
-------------------------------------------------------------------------------------------------
                                                                       - Millions of Dollars -

Energy Technology Investments
  Global Solar and IPS
    Research & Development Contract Revenues from Third Parties     $  1.1     $  1.7     $  3.6
    Research & Development Contract Expenses and Losses               (3.4)      (4.6)      (4.9)
    Research & Development - Internal Development Expenses            (3.8)      (4.0)      (2.8)
    Depreciation & Amortization Expense                               (2.9)      (2.1)      (1.0)
    Administrative & Other Costs                                     (13.2)      (8.3)      (4.5)
    Income Tax Benefits                                                8.9        6.7        3.6
-------------------------------------------------------------------------------------------------
  Total Global Solar and IPS Net Loss                                (13.3)     (10.6)      (6.0)
  MicroSat and ITN Energy Systems Inc. Net Loss                       (0.6)      (3.3)         -
-------------------------------------------------------------------------------------------------
Total Energy Technology Investments Net Loss                         (13.9)     (13.9)      (6.0)
Nations Energy Net Income                                              0.4        4.5        0.7
Other Millennium Investments Net (Loss) Income                        (2.0)       0.2        1.2
-------------------------------------------------------------------------------------------------
Total Millennium Loss, after-tax                                    $(15.5)    $ (9.2)    $ (4.1)
=================================================================================================


     Energy Technology Investments
     -----------------------------

     Global Solar is primarily engaged in the development of thin-film flexible photovoltaic material. These products are designed to be lightweight and durable. Thin-film photovoltaic cells can be used for military, commercial and space applications. IPS' business focus is the development of thin-film solid state rechargeable batteries. Thin-film batteries are intended to be used in various products including medical devices, "smart cards" and semi-conductors. Global Solar's research and development costs, the costs of refining Global Solar's manufacturing processes to increase efficiency, and administrative costs all contributed to Global Solar and IPS' after-tax losses of $13.3 million, $10.6 million and $6.0 million in 2002, 2001 and 2000, respectively. In 2002 and 2001, Millennium recorded after-tax losses relating to MicroSat and ITN Energy Systems Inc. (ITN) of $0.6 million and $3.3 million, respectively. These losses are related to the development of small-scale satellites and other research and development activities.

     Nations Energy
     --------------

     Nations Energy had minimal activity in 2002 as it is attempting to sell its remaining investment, an interest in a project in Panama with a book value of less than $1 million.

     In 2001, Nations Energy sold its investment in a power project in Curacao, resulting in an after-tax gain of $6 million. Nations Energy received a promissory note as part of the sale. See Market Risks, Credit Risk, below.

     In 2000, Nations Energy sold a minority interest in a power project in the Czech Republic for a pre-tax gain of $3 million. During 2000, Nations Energy recorded decreases of $3 million in the market value of its Panama investment. This was offset by a tax benefit of $3 million recorded in 2000 related to market value adjustments on the Panama investment.

     Other Millennium Investments
     ----------------------------

     Results from Other Millennium Investments in 2002 include an after-tax loss of $2.2 million from Powertrusion. Powertrusion's efforts have been focused on development and sale of lightweight utility pole products. MEG, SES and TruePricing, Inc. (TruePricing), each recorded after-tax losses of less than $1 million. These losses were offset by earned interest and a tax benefit from final resolution of IRS audits.

     In 2000, Millennium recorded net income of $1 million from interest income on a note receivable received as part of the sale of NewEnergy to AES Corporation in 1999.

  RESULTS OF UED

     UED, established in February 2001, recorded a net profit of $0.8 million in both 2002 and 2001. This income represents rental income, less expenses, under the operating lease of a 20 MW gas turbine to TEP through September 2002, when TEP purchased the turbine from UED. This rental income was eliminated from UniSource Energy's consolidated after-tax earnings as an intercompany transaction.


INCOME TAX POSITION
-------------------

     At December 31, 2002, UniSource Energy and TEP had, for consolidated federal income tax filing purposes:

   - $21 million of NOL carryforwards expiring in 2006 through 2009;
   - $6 million of unused ITC expiring in 2003 through 2022; and
   - $91 million of Alternative Minimum Tax credit that will carry forward to future years.

     We have recorded deferred tax assets and valuation allowances related to these amounts. See Note 12 of Notes to Consolidated Financial Statements-Income Taxes.

     Due to the issuance of common stock to various creditors of TEP in 1992, a change in TEP ownership was deemed to have occurred for tax purposes in December 1991. As a result, TEP's use of the NOL and ITC generated before 1992 is limited under the tax code. At December 31, 2002, pre-1992 federal NOL and ITC carryforwards which are subject to the limitation were
approximately $21 million and $4 million, respectively.   See Critical
Accounting Policies Deferred Tax Valuation, below.


ASSET PURCHASE AGREEMENTS
-------------------------

     On October 29, 2002, UniSource Energy entered into two Asset Purchase Agreements with Citizens Communications Company (Citizens) for the purchase by UniSource Energy of Citizens' Arizona electric utility and gas utility businesses for a total of $230 million in cash. The purchase price of each is subject to adjustment based on the date on which the transaction is closed and, in each case, on the amount of certain assets and liabilities of the purchased business at the time of closing. If the transaction closes before July 28, 2003, the purchase price is reduced by $10 million. If the transaction closes after October 29, 2003, the purchase price is increased by $5 million. In addition, the purchase price in each transaction may also be adjusted if there is a casualty loss, governmental taking, or discovery of substantial additional environmental liabilities, in each case subject to materiality thresholds, prior to the closing. UniSource Energy will assume certain liabilities associated with the purchased assets, but will not assume Citizens' obligations under the industrial development revenue bonds issued to finance certain of the purchased assets for which Citizens will remain the economic obligor. The asset purchases are expected to close in the second half of 2003 after the conditions to the consummation of the transactions, including federal and state regulatory approvals, are satisfied or waived.

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

     Citizens had two cases pending before the ACC requesting rate relief for both the Arizona electric and Arizona gas assets prior to entering into the Asset Purchase Agreements with UniSource Energy. The requested electric rate increase is to recover purchased power costs and the gas rate increase is a base rate increase. In December 2002, UniSource Energy and Citizens filed a Joint Application with the ACC requesting smaller increases in both pending cases. Under the proposal, UniSource Energy asked that the 45% electric rate increase requested by Citizens be reduced to 22%, and that the 29% increase in gas rates be reduced to 23%. UniSource Energy believes that the smaller proposed rate increases are sufficient in light of the discounted purchase price. We are currently in settlement discussions with the ACC Staff and intervenors regarding the Joint Application. The ACC Administrative Law Judge (ALJ) set a hearing date of May 1, 2003 for this matter. We currently anticipate the ACC to review this case and issue a decision by June 2003.

     We expect that the purchase price will be financed by funds from UniSource Energy and its affiliates and debt secured by the purchased assets. TEP is limited by its Credit Agreement, however, as to the amount of affiliate investments or loans it may make. See Liquidity and Capital Resources, Financing Activities, TEP Credit Agreement, below. UniSource Energy may also consider financing a portion of the purchase with new equity, depending on market conditions and other considerations. UniSource Energy expects to form a new subsidiary to hold the purchased assets. This new subsidiary will maintain a separate rate structure from TEP. If UniSource Energy is unable to obtain financing and therefore fails to consummate the purchase of these assets, this would constitute a breach under the contracts and termination damages of $25 million would be payable.


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

     As of January 1, 2001, all of TEP's retail customers were eligible to choose an alternate energy supplier. Although there is one ESP certified to provide service in TEP's retail service area, currently none of TEP's retail customers have opted to receive service from this ESP. TEP has met all conditions required by the ACC to facilitate electric retail competition, including obtaining ACC approval of TEP's direct access tariffs. ESPs must meet certain conditions before electricity can be sold competitively in TEP's service territory. Examples of these include ACC certification of ESPs, and execution of and compliance with direct access service agreements with TEP.

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

  INDUSTRY RESTRUCTURING

     RETAIL

     TEP's Settlement Agreement and Retail Electric Competition Rules
     ----------------------------------------------------------------

     In September 1999, the ACC approved Rules that provided a framework for the introduction of retail electric competition in Arizona. In November 1999, the ACC approved the Settlement Agreement between TEP and certain customer groups relating to the implementation of retail electric competition, including TEP's recovery of its transition recovery assets and the unbundling of tariffs. See Note 2 of Notes to Consolidated Financial Statements for more information on TEP's Settlement Agreement.

     The Settlement Agreement originally required TEP to transfer its generation and other competitive assets to a wholly-owned subsidiary by December 31, 2002. The Settlement Agreement also required that by December 31, 2002, TEP as the Utility Distribution Company (UDC) would acquire at least 50% of its requirements through a competitive bidding process, while the remainder may be purchased under contracts with TEP's generation subsidiary or other energy suppliers. These requirements were amended by the September 2002 ACC order described below.

     Recent Developments in the Arizona Regulatory Environment
     ---------------------------------------------------------

     In February 2002, the ACC consolidated several retail competition proceedings to reexamine circumstances that had changed since the ACC approved the Rules in 1999. The outstanding issues were divided into two groups-"Track A" and "Track B" issues. Track A related primarily to the divestiture of generation assets while Track B related primarily to the competitive energy bidding process.

     On September 10, 2002, the ACC issued the Track A Order, which eliminated the requirement that TEP transfer its generating assets to a subsidiary. At the same time, the ACC ordered the parties, including TEP, to develop a competitive bidding process, and reduced the amount of power to be acquired in the competitive bidding process to only that portion not supplied by TEP's existing resources.

     On February 27, 2003, the ACC issued the Track B Order, which defines the process by which TEP will be required to obtain its capacity and energy requirements beyond what is supplied by TEP's existing resources. For the period 2003 through 2006, TEP estimates the amount it will be required to bid for is 50,000 MWh of energy in 2003, or approximately 0.5% of its retail load, gradually increasing to 104,000 MWh by in 2006.

     TEP is also required to bid out its Reliability Must Run (RMR) generation requirements, amounting to 758 MW of capacity and 183,000 MWh of energy in 2003, and increasing to 898 MW and 276,000 MWh in 2006. TEP's RMR generation requirements are currently met by its existng local generation units. TEP does not anticipate that any near-term RMR requirements will be met through this competitive bidding process because of the locational and operational restrictions of TEP's RMR requirements as well as TEP's belief that its existing RMR generation solutions are economically sound.

     The Track B Order further requires TEP to bid out "Economy Energy", or short-term energy purchases, that it estimates it will make in the 2003 to 2006 period (210,000 to 181,000 MWh). TEP will then evaluate if purchases through this process will provide a better economic result than purchases made as needed in the short-term markets.

     TEP is not required to purchase any power through this process that it deems to be uneconomical, unreasonable or unreliable. The Track B bidding process will involve the ACC Staff and an independent monitor. The Track B Order also confirms that it is not intended to change the current rate-base status of TEP's existing assets.

     TEP expects to issue requests for proposals in March 2003 and complete the selection process by June 1, 2003.

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

     The status of the Rules and the ability of ESPs to continue to sell competitive services may also be subject to change due to recent court proceedings. Several parties, including certain rural electric cooperatives (Cooperatives), filed lawsuits in Maricopa County Superior Court challenging the Rules. In November 2000, the Court found the Rules to be unconstitutional and unlawful due to failure to establish a fair value rate base for ESPs and because certain Rules were not submitted to the Arizona Attorney General for certification. The decision was appealed to the Court of Appeals and implementation of the judgment was stayed and the Rules remain in effect pending the outcome of the appeals.

     TEP cannot predict the effect of the recent court decision or the outcome of these appeals to which it is a party or the effect of the judgment, if affirmed upon appeal, on the introduction of retail electric competition in Arizona.

     State and Federal Legislation
     -----------------------------

     In the current session, the state legislature will address a power plant valuation proposal that will clarify the valuation methodology of centrally assessed generation facilities and may affect TEP's property tax expense.

     The Congress will debate the President's Clear Sky Initiative which proposes a new regulatory regime for controlling power plant emissions. The Congress will also consider legislation that proposes to expand the regulatory authority of EPA in the area of carbon dioxide. Proposed Federal energy legislation has considered the implementation of a national renewable portfolio standard of 10% of retail energy sold by certain utilities.

     WESTERN ENERGY MARKETS

     As a participant in the western U.S. wholesale power markets, TEP is directly and indirectly affected by changes affecting these markets and market participants. In 2000 and 2001, a significant portion of TEP's revenues and earnings resulted from its wholesale marketing activities, which benefited from strong demand and high wholesale prices in the western U.S. These market conditions were the result of a number of factors, including power supply shortages, high natural gas prices, transmission, and environmental constraints. During this period, these markets experienced unprecedented price volatility, as well as payment defaults and bankruptcies by several of its largest participants. Regulatory agencies became concerned with the outcomes of deregulation of the electric power industry and intervened in the operation of these markets.

     In the last 18 months, conditions in the western energy markets have changed significantly as a result of various regulatory actions, moderate weather, a decrease in natural gas prices, the addition of new generation in the region, and the slowdown of the regional economy. In addition, the presence of fewer creditworthy counterparties, as well as legal, political and regulatory uncertainties have reduced market liquidity and trading volume. Several companies that were large market participants have either curtailed their activities or exited the business completely. These factors placed downward pressure on wholesale electricity prices, and resulted in significantly lower wholesale electricity sales and revenues at TEP in 2002.

     Market Prices
     -------------

     The chart below shows the quarterly and annual average market prices in 2002, 2001, and 2000 for around-the-clock energy based on the Dow Jones Palo Verde Index:


     Average Market Price for Around-the-Clock Energy    2002    2001     2000
     --------------------------------------------------------------------------
                                                                  MWh
     Quarter ended March 31,                             $24      $178     $ 27
     Quarter ended June 30,                               24       135       65
     Quarter ended September 30,                          28        40      124
     Quarter ended December 31,                           31        23      129

     Year ended December 31,                              26        94       86
     --------------------------------------------------------------------------

     Beginning in June 2001, average market prices declined sharply, returning to historical price levels throughout 2002. In the first quarter of 2003, however, both the natural gas and western U.S. wholesale electricity markets have experienced some price spikes and volatility due to severe winter weather in certain regions, as well as high gas storage withdrawals due to lagging production. As of March 2003, the average forward around-the-clock market price for the balance of the year 2003 was approximately $51 per MWh, based on forward broker market quotes. TEP cannot predict, however, whether average wholesale electricity prices will remain higher than in 2002 and what the impact will be on TEP's sales and revenues in 2003.

     TEP expects the market price and demand for capacity and energy to continue to be influenced by the following factors, among others, during the next few years:

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

     Payment Defaults and Allowances for Doubtful Accounts
     -----------------------------------------------------

     In early 2001, California's two largest utilities, SCE and Pacific Gas & Electric Company (PG&E), defaulted on payment obligations owed to various energy sellers, including the California Power Exchange (CPX) and the CISO. The CPX and the CISO defaulted on their payment obligations to market participants, including TEP. While SCE subsequently satisfied its obligations to the CPX, TEP has not received a corresponding payment from the CPX. The total amount owed to TEP by the CPX and CISO is $16 million. In late 2001, Enron Corp. (Enron) filed for bankruptcy protection. At that time, TEP had an outstanding receivable from Enron of $0.8 million. TEP has established an allowance for doubtful accounts of $8 million related to these payment defaults.

     See Critical Accounting Policies - Payment Defaults and Allowances for Doubtful Accounts, below, and Note 11 of Notes to Consolidated Financial Statements.

     California Refund Proceedings
     -----------------------------

     On June 25, 2001, a FERC ALJ convened a settlement conference to address potential refunds owed by sellers of energy into the California market. California claims that it was overcharged up to $9 billion for wholesale power purchases since May 2000, and is seeking refunds from numerous power generators, including TEP. The settlement conference, which included representatives from over 100 parties and participants in the western power market, including the State of California and power generators, was unsuccessful. On July 25, 2001, the FERC ordered hearings to determine refunds/offsets applicable to wholesale sales into the CISO's spot markets for the period from October 2, 2000 to June 20, 2001. The order established a methodology to calculate the amount of refunds and specified that the price-mitigation formula contained in its June 19, 2001 order be applied to the period from October 2, 2000 to June 20, 2001.

     In August 2002, the FERC staff proposed revised calculations to determine amounts due from the CPX and the CISO, based on concern that natural gas prices were manipulated. If TEP were to apply these proposed adjustments to amounts due to TEP, TEP could receive as little as $4 million, plus interest, of the amounts due from the CPX and the CISO. The FERC has not yet confirmed or rejected the calculation proposed by its staff. Under earlier calculations proposed by the FERC staff, TEP could receive up to $11 million plus interest. The ALJ has issued a proposed finding under which TEP would receive approximately $8.4 million, plus interest. This represents amounts owed to TEP net of TEP's estimated refund liability. FERC is accepting additional information and is expected to issue a ruling on the recommended order later in 2003.

     TEP is not able to predict the length and outcome of the FERC hearings and the outcome of any subsequent lawsuits and appeals that might be filed. As a participant in the June 2001 refund proceedings, TEP will be subject to any final refund orders. TEP does not expect its refund liability, if any, to have a significant impact on the financial statements. See Critical Accounting Policies - Payment Defaults and Allowances for Doubtful Accounts, below.

     Market Manipulation Investigations
     ----------------------------------

     In May 2002, the FERC initiated an investigation into potential manipulation of the California electric and natural gas markets. The FERC requested specific data and information with respect to certain trading strategies in which companies may have engaged. This request was made to all sellers of wholesale electricity and/or ancillary services, including
TEP, to the CISO and/or the CPX during 2000 and 2001. In May 2002, TEP responded to the FERC, certifying that TEP did not engage in any of the trading activities listed in the data request during 2000 and 2001. TEP also certified that it had not in the past, nor does it now, model or forecast California's energy markets and did not purchase energy from, or sell energy to, any company as part of any of the types of potentially market manipulative transactions as identified by the FERC during 2000 and 2001.

  MARKET RISKS

     We are exposed to various forms of market risk. Changes in interest rates, returns on marketable securities, and changes in commodity prices may affect our future financial results.

     For additional information concerning risk factors, including market risks, see Safe Harbor for Forward-Looking Statements, below.

     Interest Rate Risk
     ------------------

     TEP is exposed to risk resulting from changes in interest rates on certain of its variable rate debt obligations. At December 31, 2002 and 2001, TEP's debt included $329 million of tax-exempt variable rate debt. The average interest rate on TEP's variable rate debt (excluding letter of credit fees) was 1.41% in 2002 and 2.68% in 2001. TEP also has approximately $70 million in outstanding principal amount of variable rate lease debt related to its Springerville Common Facilities Leases. Interest on this lease debt is payable at LIBOR plus 2.50%. The average interest rate on this lease debt was 5.14% in 2002 and 8.63% in 2001. A one percent increase (decrease) in average interest rates would result in a decrease (increase) in TEP's pre-tax net income of approximately $4 million.

     Marketable Securities Risk
     --------------------------

     TEP is exposed to fluctuations in the return on its marketable securities, comprised of investments in debt securities. At December 31, 2002 and 2001, TEP had marketable debt securities with an estimated fair value of $196 million and $74 million. At December 31, 2002 and 2001, the fair value exceeded the carrying value by $4 million and $3 million, respectively. These debt securities represent TEP's investments in lease debt underlying certain of TEP's capital lease obligations. Changes in the fair value of such debt securities do not present a material risk to TEP, as TEP intends to hold these investments to maturity.

     Risk Management Committee
     -------------------------

     We have a Risk Management Committee responsible for the oversight of commodity price risk and credit risk related to the wholesale energy marketing activities of TEP and the emissions allowance and coal trading activities of MEG. Our Risk Management Committee consists of officers from the finance, accounting, legal, wholesale marketing, and the generation operations departments of UniSource Energy. To limit TEP and MEG's exposure to commodity price risk, the Risk Management Committee sets trading policies and limits, which are reviewed frequently to respond to constantly changing market conditions. To limit TEP and MEG's exposure to credit risk in these activities, the Risk Management Committee reviews counterparty credit exposure, as well as credit policies and limits, on a monthly basis.

     Commodity Price Risk
     --------------------

     We are exposed to commodity price risk primarily relating to changes in the market price of electricity, natural gas, coal and emissions allowances. To manage its exposure to energy price risk, TEP enters into forward contracts to buy or sell energy at a specified price for a future delivery period. Generally, TEP commits to future sales based on expected excess generating capability, forward prices and generation costs, using a diversified market approach to provide a balance between long-term, mid-term and spot energy sales. TEP enters into forward purchases during its summer peaking period to ensure it can meet its load and reserve requirements and account for other contract and resource contingencies. TEP also enters into limited forward purchases and sales to optimize its resource portfolio and take advantage of locational differences in price. These positions are managed on both a volumetric and dollar basis and are closely monitored using risk management policies and procedures overseen by the Risk Management Committee. For example, risk management policies provide that TEP should not take a short position in the third quarter and must have owned generation backing all forward sales positions at the time the sale is made. TEP's risk management policies also restrict entering into forward positions with maturities extending beyond the end of the next calendar year.

     The majority of TEP's forward contracts are considered to be "normal purchases and sales" of electric energy and are not considered to be derivatives under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133).
TEP records revenues on its "normal sales" and expenses on its "normal purchases" in the period in which the energy is delivered. From time to time, however, TEP enters into forward contracts that meet the definition of a derivative under FAS 133. When TEP has derivative forward contracts, it marks them to market on a daily basis using actively quoted prices obtained from brokers for power traded over-the-counter at Palo Verde and at other southwestern U.S. trading hubs. TEP believes that these broker quotations used to calculate the mark-to-market values represent accurate measures of the fair values of TEP's positions, because of the short-term nature of TEP's positions, as limited by risk management policies, and the liquidity in the short-term market. When TEP has derivative forward contracts, it uses a sensitivity analysis to measure the impact of an unfavorable change in market prices on the fair value of its derivative forward contracts. As of December 31, 2002, TEP had no forward contracts that are considered derivatives. TEP had no unrealized gain or loss on its December 31, 2002 balance sheet. TEP had a cumulative unrealized loss of $0.5 million on its December 31, 2001 balance sheet, which was reversed during 2002 as the contracts settled. This demonstrates the limited derivative forward contract activity conducted by TEP and the limited impact on TEP's operating results and financial condition.

     During the fourth quarter of 2001, MEG began managing and trading emission allowances, coal and related instruments. We manage the market risk of this line of business by setting notional limits by product, as well as limits to the potential change in fair market value under a 33% change in price or volatility. We closely monitor MEG's trading activities, including swap agreements, options and forward contracts, using risk management policies and procedures overseen by the Risk Management Committee. MEG marks its trading positions to market on a daily basis using actively quoted prices obtained from brokers and options pricing models for positions that extend through 2005. As of December 31, 2002, the fair value of MEG's trading positions combined with emissions allowances it holds in escrow was $0.2 million. At December 31, 2001, the fair value of MEG's trading positions was ($0.1) million. During 2002, MEG had a $0.2 million unrealized gain and a $0.1 million realized loss on its income statement.


                               Unrealized Gain (Loss) of MEG's Trading Activities
                                                - Millions of Dollars -
                            ----------------------------------------------------------
Source of Fair Value          Maturity    Maturity    Maturity over  Total Unrealized
At December 31, 2002         0 - 6 mos.  6 - 12 mos.      1 yr.         Gain (Loss)
--------------------------------------------------------------------------------------
Prices actively quoted         $(0.8)      $(0.2)         $3.6            $ 2.6
Prices provided by other
  external sources                 -          -              -                -
Prices based on models and
  other valuation methods       (1.7)       (0.7)            -             (2.4)
--------------------------------------------------------------------------------------
Total                          $(2.5)      $(0.9)         $3.6            $ 0.2
======================================================================================


     TEP also purchases coal and natural gas in the normal course of business to fuel its generating plants. The majority of its coal supplies are purchased under long-term contracts, which result in very predictable prices. TEP's usage of natural gas to fuel generating plants has historically comprised less than 5% of its generation output and 2% of its total fuel costs. This historical natural gas usage has been to meet the summer peak demands of its firm electric wholesale and retail customers and transmission import requirements. Natural gas usage to meet these demands is expected to increase at approximately 1% - 2% of total generation output per year. Due to its limited and historically seasonal usage of natural gas for firm electric wholesale and retail customers, TEP typically purchases its gas needs in the spot and short-term markets. In 2002, natural gas fueled 6% of our total generation output and resulted in $32 million of fuel expense, compared with 9% gas usage and $76 million in expense in 2001. The higher usage and costs during 2001 are primarily the result of strong wholesale power markets and higher natural gas prices in the first half of 2001.

     TEP obtains its gas supply as a retail customer of the local gas supplier, Southwest Gas Corporation (SWG). TEP periodically negotiates its contract with its gas supplier to establish terms relating to pricing and scheduling of gas delivery. TEP entered into fixed price gas purchase agreements in May and June 2002 to hedge its risk of fluctuations in the market price of gas for June through October 2002. The agreements covered approximately 30% of TEP's anticipated gas purchases for that period. SWG is affected by recent FERC actions relating to its gas allocations from the San Juan and Permian basins. A FERC order is expected on this issue in the summer of 2003, and at that time, TEP will renegotiate its gas supply and transportation agreement with SWG. In the interim, TEP and SWG have agreed on an extension of the current contract terms through October 31, 2003. TEP does not anticipate any material difference in operational or economic terms in the new agreement, which is estimated to begin November 1, 2003.

     Credit Risk
     -----------

     UniSource Energy is exposed to credit risk in its energy-related marketing and trading activities related to potential nonperformance by counterparties. We manage the risk of counterparty default by performing financial credit reviews, setting limits monitoring exposures, requiring collateral when needed, and using a standardized agreement which allows for the netting of current period exposures to and from a single counterparty. Despite such mitigation efforts, there is a potential for defaults by counterparties to occur from time to time. In the fourth quarter of 2000 and the first quarter of 2001, TEP was affected by payment defaults by SCE and PG&E for amounts owed to the CPX and CISO. In the fourth quarter of 2001, Enron defaulted on amounts owed to TEP for energy sales.

     We calculate counterparty credit exposure by adding any outstanding receivable (net of amounts payable if a netting agreement exists) to the mark-to-market value of any forward contracts. As of December 31, 2002, TEP's total credit exposure related to its wholesale marketing activities
(excluding defaulted amounts owed by the CPX, the CISO and Enron), was less than $7 million and MEG's total credit exposure related to its trading activities was $7 million. TEP and MEG's credit exposure is diversified across approximately 26 counterparties. Approximately $1 million of exposure is to non-investment grade companies.

     UniSource Energy is also exposed to credit risk related to the sale of assets owned by Nations Energy. In September 2001, Nations Energy sold its 26% equity interest in a power project located in Curacao, Netherland Antilles to a subsidiary of Mirant Corporation (Mirant). Nations Energy received $5 million in cash proceeds and recorded an $11 million note receivable from the sale at its net present value of $8 million, with the discount amortized to interest income over the five-year life of the note. The note is guaranteed by Mirant Americas, Inc., a subsidiary of Mirant. Payments on the note receivable are expected as follows: $2 million in July 2004, $4 million in July 2005, and $5 million in July 2006.

     In October 2002, the major rating agencies downgraded the ratings of Mirant and certain of its subsidiaries citing Mirant's significantly lower operating cash flow relative to its debt burden coupled with the likelihood that future operating cash flow levels may weaken further. Their ratings are now below investment grade. As of December 31, 2002, Nations Energy's receivable from Mirant is approximately $9 million. We cannot predict what effect the downgrade of Mirant will have on its ability to make its required payments to Nations Energy when due, beginning in July 2004. Nations Energy has not recorded an allowance for doubtful accounts and we will continue to evaluate whether any further ratings events or actions by Mirant will impact the collectibility of the receivable.

  OUTLOOK AND STRATEGIES

     Our financial prospects and outlook for the next few years will be affected by many competitive, regulatory and economic factors. Our plans and strategies include the following:

   - Complete the Arizona electric utility and gas utility asset acquisition from Citizens described above.

   - Facilitate the construction of Springerville Unit 3, which will allow TEP to spread the fixed costs of its Springerville Units 1 and 2 Common Facilities over an additional unit.

   - Enhance the value of TEP's transmission system while continuing to provide reliable access to generation for TEP's retail customers and market access for all generating assets. This will include focusing on completing the Tucson - Nogales transmission line, which could eventually be connected to Mexico's utility system, and completing a new one mile 500-kV line to enhance TEP's distributin system's link to the regional high voltage transmission system.

   - Improve production of Global Solar's thin-film photovoltaic cells and seek strategic partners.

   - Reduce TEP's debt as appropriate, using some of our excess cash flows. Although no specific retirements are planned at this time, TEP expects to use $30 million to $50 million annually for debt reductions.

   - Efficiently manage TEP's generating resources and look for ways to reduce or control our operating expenses in order to improve profitability.

     To accomplish our goals, we estimate that during 2003, TEP will spend $121 million on capital expenditures, Millennium will provide between $7 million and $15 million of funding to its Energy Technology Investments, and we will provide between $4 million and $50 million in funding to UED. Our funding to UED will depend upon the timing of the financial close of the Springerville expansion project and UED's ultimate ownership percentage. In addition, we plan to pay $230 million for the acquisition of the Arizona electric utility and gas utility assets from Citizens.

     While we believe that our plans and strategies will continue to have a positive impact on our financial prospects and position, we recognize that we continue to be highly leveraged, and as a result, our access to the capital markets may be limited or more expensive than for less leveraged companies.

  CRITICAL ACCOUNTING POLICIES

     In preparing financial statements under Generally Accepted Accounting Principles (GAAP), management exercises judgment in the selection and application of accounting principles, including making estimates and assumptions. UniSource Energy and TEP consider Critical Accounting Policies to be those that could result in materially different financial statement results if our assumptions regarding application of accounting principles were different. UniSource Energy and TEP describe our Critical Accounting Policies below. Other significant accounting policies and recently issued accounting standards are discussed in Note 1 of Notes to Consolidated Financial Statements - Nature of Operations and Summary of Significant Accounting Policies.

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

     TEP continues to apply FAS 71 in accounting for the distribution and transmission portions of TEP's business, its regulated operations. TEP periodically assesses whether it can continue to apply FAS 71. If TEP stopped applying FAS 71 to its remaining regulated operations, TEP would write off the related balances of TEP's regulatory assets as a charge in the income statement. Based on the balances of TEP's regulatory assets at December 31, 2002, if TEP had stopped applying FAS 71 to TEP's remaining regulated operations, TEP would have recorded an extraordinary loss, after-tax, of approximately $233 million. TEP's cash flows would not be affected if TEP stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of regulatory assets.

     See Note 2 of Notes to Consolidated Financial Statements - Regulatory Matters.

     ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

     FAS 143 requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred. A legal obligation is a liability that a party is required to settle as a result of an existing or enacted law, statute, ordinance or contract. When the liability is initially recorded, the entity should capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is adjusted to its present value by recognizing accretion expense as an operating expense in the income statement each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss if the actual costs differ from the recorded amount.

     Prior to adopting FAS 143, costs for final removal of all owned generation facilities were accrued as an additional component of depreciation expense. Under FAS 143, only the costs to remove an asset with legally binding retirement obligations will be accrued over time through accretion of the asset retirement obligation and depreciation of the capitalized asset retirement cost.

     TEP will adopt FAS 143 on January 1, 2003, as required. TEP has identified legal obligations to retire generation plant assets specified in land leases for its jointly-owned Navajo and Four Corners generating stations. The land on which the Navajo and Four Corners generating stations reside is leased from the Navajo Nation. The provisions of the leases require the lessees to remove the facilities upon request of the Navajo Nation at the expiration of the leases. TEP also has certain environmental obligations at the San Juan generating station. TEP has estimated that its share of the cost to remove the Navajo and Four Corners facilities and settle the San Juan environmental obligations is approximately $38 million at the date of retirement. No other legally binding retirement obligations for generation plant assets were identified. Millennium and UED have no asset retirement obligations.

     TEP has various Transmission and Distribution lines that operate under various land leases and rights of way that contain end dates and restorative clauses. TEP operates its Transmission and Distribution lines as if they will be operated in perpetuity and would continue to be used or sold without land remediation. As a result, TEP will not recognize the costs of final removal of the Transmission and Distribution lines in the financial statements.

     Upon adoption of FAS 143 on January 1, 2003, TEP expects to record an asset retirement obligation of $38 million at its net present value of $1.1 million, increase depreciable assets by $0.1 million for asset retirement costs, reverse $112.8 million of costs accrued for final removal from accumulated depreciation, reverse previously recorded deferred tax assets by $44.2 million and recognize the cumulative effect of accounting change as gain of $111.7 million ($67.5 million net of tax). TEP expects that adopting FAS 143 will result in a reduction to depreciation expense charged throughout the year as well. For 2003, this amount is approximately $6 million.

     Amounts recorded under FAS 143 are subject to various assumptions and determinations, such as determining whether a legal obligation exists to remove assets, estimating the fair value of the costs of removal, estimating when final removal will occur, and the credit-adjusted risk-free interest rates to be utilized on discounting future liabilities. Changes that may arise over time with regard to these assumptions will change amounts recorded in the future as expense for asset retirement obligations.

     If TEP in fact retires any asset at the end of its useful life, without a legal obligation to do so, it will record retirement costs at that time as incurred or accrued. TEP does not believe that the adoption of FAS 143 will result in any change in retail rates since all matters relating to the rate-making treatment of TEP's generating assets have been determined pursuant to the Settlement Agreement.

     PAYMENT DEFAULTS AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

     We record an allowance for doubtful accounts when we determine that an account receivable will not be collected. As a result of payment defaults made by market participants in California, TEP's collection shortfall from the CPX and CISO was approximately $9 million for sales made in 2000 and $7 million for sales made in 2001. TEP recorded an allowance for doubtful accounts for the full amount of these uncollected amounts in the fourth quarter of 2000 and the first quarter of 2001, totaling $16 million. In the fourth quarter of 2001, TEP decreased the reserve by $8 million, or 50%, of the outstanding receivable because events during 2001 caused us to believe that it is probable that at least 50% of the amount due to TEP will be repaid. These include: (1) the stabilization of western power markets, (2) rate increases achieved by PG&E and SCE, (3) settlements made by California utilities with various power providers, (4) the CPUC approval of SCE's financing plan to pay its creditors by the end of the first quarter of 2002, and (5) data in filings of FERC refund hearings. The amount that TEP ultimately collects would have an impact on earnings if the amount is more or less than the $8 million TEP has reserved. If TEP collects all of the $16 million, pre-tax income will increase by $8 million. If TEP does not collect any of the $16 million, pre-tax income will decrease by $8 million. TEP also believes that it is due interest on the amounts TEP is owed. In addition, TEP has cash collateral of approximately $1 million on deposit in an escrow account with the CPX, which is currently unavailable to TEP due to the CPX's bankruptcy stay.

     At December 31, 2002 and December 31, 2001, the reserve for electric wholesale accounts receivable on TEP's balance sheet was approximately $8 million.

     See Note 11 of Notes to Consolidated Financial Statements.

     CAPITALIZATION OF UED PROJECT DEVELOPMENT COSTS

     UED capitalizes project development costs when it is probable that the project will be completed and it expects to recover the costs of the project. At December 31, 2002, capitalized project development costs on UED's balance sheet were approximately $22.4 million. If the Springerville expansion project does not proceed, the capitalized project development costs will be immediately expensed.

     PENSION AND OTHER POSTRETIREMENT BENEFIT PLAN ASSUMPTIONS

     TEP records plan assets, obligations, and expenses as appropriate, related to its pension and other postretirement benefit plans based on actuarial valuations. Inherent in these valuations are key assumptions including discounts rates, expected returns on plan assets, compensation increases and health care cost trend rates. These actuarial assumptions are reviewed annually and modified as appropriate. The effect of modifications is generally recorded or amortized over future periods. TEP believes that the assumptions utilized in recording obligations under the plans are reasonable based on prior experience, market conditions and from the advice of plan actuaries.

     TEP discounted its future pension and other postretirement plan obligations using a rate of 6.75% at December 31, 2002, compared to 7.25% at December 31, 2001. TEP determines the appropriate discount annually based on the current rates earned on long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The pension liability and future pension expense both increase as the discount rate is reduced.
For TEP's pension plans, a 25 basis point decrease in the discount rate would increase the accumulated benefit obligation by approximately $3.7 million and the related plan expense for 2003 by approximately $0.6 million. A similar increase in the discount rate would decrease the accumulated benefit obligation by approximately $3.5 million and the related plan expense for 2003 by approximately $0.6 million. For TEP's plan for other postretirement benefits, a 25 basis point decrease in the discount rate would increase the accumulated benefit obligation by approximately $1.5 million and the related plan expense for 2003 by approximately $0.1 million. A similar increase in the discount rate would decrease the accumulated benefit obligation by approximately $1.5 million and the related plan expense for 2003 by approximately $0.1 milllion.

     At December 31, 2002, TEP assumed that its plans' assets would generate a long-term rate of return of 8.75%. This rate is lower than the assumed rate of 9.0% used at December 31, 2001. In establishing its assumption as to the expected return on plan assets, TEP reviews the plans' asset allocation and develops return assumptions for each asset class based on advice from the plans' actuaries that includes both historical performance analysis and forward looking views of the financial markets. Pension expense increases as the expected rate of return on plan assets decreases. A 25 basis point decrease in the expected return on plan assets would increase pension expense for 2003 by approximately $0.3 million. A similar increase in the expected return on plan assets would decrease pension expense for 2003 by approximately $0.3 million.

     In recognition of significant increases in health care costs, TEP increased the initial health care cost trend rate used in valuing its postretirement benefit obligation to 12.0% at December 31, 2002. The rate assumed at December 31, 2001 was 8.5%. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage-point increase in assumed health care cost trend rates would increase the postretirement benefit obligation by approximately $5 million and the related plan expense by approximately $1 million. A similar decrease in assumed health care cost trend rates would decrease the postretirement benefit obligation by approximately $4 million and the related plan expense by approximately $1 million.

     As discussed in Note 13, TEP recorded a minimum pension liability of $6.7 million at December 31, 2002 primarily because of current stock market conditions and a reduction in the assumed discount rate.

     Based on the above assumptions, TEP will record pension expense of $8.5 million and other postretirement benefit expense of $6.6 million in 2003. TEP will make required pension plan contributions of $2.8 million in 2003. TEP's other postretirement benefit plan is not funded. TEP expects to make benefit payments to retirees under this plan of approximately $2 million in 2003.

     See Note 13 of Notes to Consolidated Financial Statements.

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS, TRADING ACTIVITIES AND HEDGING ACTIVITIES

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

     Under FAS 133, TEP records unrealized gains and losses on its derivative forward contracts and adjusts the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month. Similarly, in accordance with the accounting guidance for energy-related trading activities, MEG records unrealized gains and losses on its trading activities and adjusts the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month. The market prices used to determine fair value for these derivative instruments and trading activities are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value. TEP reports its unrealized gain/loss on derivative forward sales net of its unrealized gain/loss on derivative forward purchases as a component of Operating Revenues. MEG reports its unrealized gain/loss on trading activities net of its realized gain/loss on trading activities as a component of Operating Revenues. The net pre-tax gain on TEP forward contracts and MEG trading activities for the year ended December 31, 2002, were approximately $0.5 million and $0.1 million, respectively. At December 31, 2002, the fair value of MEG's trading assets totaled $10.5 million, which is reported in Other Current Assets, and the fair value of MEG's trading liabilities totaled $10.3 million, which is reported in Other Current Liabilities. TEP had no open forward contracts at December 31, 2002 that are considered derivatives.

     See Note 3 of Notes to Consolidated Financial Statements.

     UNBILLED REVENUE

     TEP's electric retail sales revenues include an estimate of MWhs delivered but unbilled at the end of each period. The unbilled revenue is estimated by comparing the actual MWhs generated to the MWhs billed to our retail customers. The excess of MWhs generated over MWhs billed is then allocated to the retail customer classes based on estimated usage by each customer class. TEP then records revenue for each customer class based on the various bill rates for each customer class. Due to the seasonal fluctuations of TEP's actual load, the unbilled revenue amount is greater in the summer months than in the winter months.

     DEFERRED TAX VALUATION

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

     The valuation allowance of $16 million at December 31, 2002, which reduces the Deferred Tax Asset balance, relates to net operating loss and investment tax credit carryforward amounts. In the future, if TEP determines that TEP would be able to use all or a portion of these amounts on tax returns, then TEP would reduce the reserve and recognize a tax benefit up to $16 million. Factors that could cause TEP to recognize the tax benefit include new or additional guidance through tax regulations, tax rulings, case law and/or the use of such benefits on future tax returns.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     UNISOURCE ENERGY CONSOLIDATED CASH FLOWS

                                        2002         2001            2000
     ---------------------------------------------------------------------
                                              - Millions of Dollars -
     Cash provided by (used in):
       Operating Activities            $ 173        $ 215           $ 215
       Investing Activities             (271)        (117)           (113)
       Financing Activities              (39)         (33)            (84)
     ---------------------------------------------------------------------
     Net Increase (Decrease) in Cash   $(137)       $  65           $  18
     =====================================================================

     UniSource Energy's primary source of liquidity is its cash flow from operations, which is derived primarily from retail and wholesale energy sales at TEP, net of the related payments for fuel and purchased power. In 2001 and 2000, our cash flows benefited from higher margins on wholesale energy sales in the western U.S. power markets. This enabled us to increase our cash levels from $163 million at year-end 2000 to $228 million at year-end 2001. We used our available cash to finance capital expenditures, primarily at TEP, to make investments in our energy technology affiliates, to pay dividends to shareholders, and to reduce leverage at TEP by repaying high coupon debt and investing in lease debt.

     Net cash flows from operating activities in 2002 decreased from 2001, primarily as a result of the following factors:

   - $42 million decrease in cash receipts from sales to wholesale and retail customers, net of fuel and purchased power costs;

   - $11 million cash payment to terminate an Irvington coal supply agreement in September 2002;

   - $15 million cash payment to amend a San Juan coal supply agreement in December 2002; offset by

   - $11 million decrease in capital lease interest paid as a result of lower lease obligation balances and lower interest rates on variable rate lease debt; and

   - $10 million decrease in income taxes paid due to lower pre-tax income and income tax benefits in 2002.

     In 2001, net cash flows from operating activities increased slightly compared with 2000 due to higher cash receipts from sales to retail and wholesale customers, net of fuel and purchased power costs and lower capital lease interest payments, offset by higher income tax payments and higher wages and other operations and maintenance costs.

     Net cash used for investing activities was higher in 2002 than in 2001 primarily due to investment in $135 million of Springerville lease debt. TEP spent $113 million for construction expenditures and Millennium contributed $24 million in investments and loans to Millennium Energy Businesses in 2002. Other significant investing activities in 2001 included: (1) TEP spent $104 million for construction expenditures; (2) we received $5 million in proceeds from the sale of Nations Energy's interest in the Curacao project, along with the return of $16 million in deposits; (3) UED purchased a 20 MW gas turbine for $15 million; (4) we received the final promissory note payment of $11 million from NewEnergy; and (5) TEP sold real estate for $7 million.

     Net cash used for financing activities was higher in 2002 compared with 2001 primarily due to increased common stock dividends and expenses associated with the refinance of TEP's bank credit facility. In 2002, UniSource Energy paid approximately $17 million in dividends to its common shareholders and TEP retired $20 million in capital lease obligations and made $2 million in bond payments. In addition, in November 2002, TEP paid $5 million in upfront fees associated with the refinance of its bank facility. See TEP - Electric Utility, Financing Activities, TEP Bank Credit Agreement, below. In contrast, in 2001 UniSource Energy paid $13 million in dividends to its common shareholders and TEP paid $26 million to retire capital lease obligations and made $2 million in bond payments.

     As a result of the activities described above, our consolidated cash and cash equivalents decreased to $91 million at December 31, 2002 from $228 million at December 31, 2001. TEP's cash and cash equivalents decreased to $56 million at December 31, 2002 compared with $160 million at December 31, 2001. At March 4, 2003, our consolidated cash balance, including cash equivalents, was approximately $30 million, including TEP's cash balance of approximately $10 million. We invest cash balances in high-grade money market securities with an emphasis on preserving the principal amounts invested.

     In the event that we experience lower cash from operations in 2003, we will adjust our discretionary uses of cash accordingly. We believe, however, that we will continue to have sufficient cash flow to cover our capital needs, as well as required debt payments and dividends to shareholders. Furthermore, we believe that even with lower wholesale energy prices and lower demand from mining customers, we will have sufficient excess cash flow to continue to make annual discretionary debt reductions or lease debt investments at TEP in the range of $30 - $50 million.

  UNISOURCE ENERGY - PARENT COMPANY

     Our primary cash needs are to fund investments in the unregulated energy businesses, to pay dividends to shareholders, and interest payments on our promissory note to TEP. In addition, as part of our ACC Holding Company Order, we must invest 30% of any proceeds of equity issuances in TEP until TEP's equity reaches 37.5% of total capital (excluding capital leases).

     Our primary sources of cash are dividends from TEP. In 2002, TEP paid dividends to UniSource Energy of $35 million, compared with $50 million in 2001 and $30 million in 2000.

     In 2003, UniSource Energy will need funds to finance the purchase of the Citizens Arizona electric and gas utility assets. To finance this purchase, we plan to issue debt secured by the purchased assets and may also consider financing a portion of the purchase with new equity, depending on market conditions and other factors.

     If cash flows fall short of expectations, we will reevaluate the investment requirements of the unregulated energy businesses and/or seek additional financing for, or investments in, those businesses by unrelated parties.

  TEP - ELECTRIC UTILITY

     TEP's capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt and capital lease obligations. As shown in the chart below, during the last three years, TEP had sufficient cash available after capital expenditures, scheduled debt payments and capital lease obligations to provide for other investing and financing activities:

                                                  2002      2001      2000
     ----------------------------------------------------------------------
                                                  - Millions of Dollars -

     Cash from Operations                        $ 204     $ 261     $ 234
       Capital Expenditures                       (103)     (104)      (98)
       Debt Maturities                              (2)       (2)      (48)
       Retirement of Capital Lease Obligations     (20)      (26)      (39)
     ----------------------------------------------------------------------
     Net Cash Flows Available after Required
       Payments                                  $  79     $ 129     $  49
     ======================================================================

     During 2003, TEP expects to generate sufficient internal cash flows to fund its operating activities, construction expenditures, required debt maturities, and to pay dividends to UniSource Energy. However, TEP's cash flows may vary due to changes in wholesale revenues, changes in short-term interest rates, and other factors. At December 31, 2002, TEP had $60 million available under its Revolving Credit Facility. In January 2003, TEP borrowed $25 million under its Revolving Credit Facility and repaid it within 20 days. If cash flows fall short of expectations or if monthly cash requirements temporarily exceed available cash balances, TEP will borrow from its Revolving Credit Facility.

     Operating Activities
     --------------------

     In 2002, net cash flows from operating activities at TEP exceeded $200 million for the third year in a row, but were lower than 2001 primarily due to decreased sales to wholesale customers. TEP made cash payments of $27 million in 2002 related to coal contract amendment and termination fees. Partially offsetting these cash decreases were lower income tax payments due to lower pre-tax income and certain tax benefits received, and lower capital lease interest paid due to lower lease obligation balances and lower variable interest rates.

     Wholesale energy market conditions were not as favorable in 2002 as they were in the previous two years, with market prices and margins significantly lower. Another factor that affects TEP's cash flows from operations is reduced energy demand by its large mining customers. As reported elsewhere in this document, TEP's two major mining customers have reduced operations during the last few years due to lower copper prices. This trend is likely to continue in 2003. TEP expects that these load reductions will be offset, however, by lower purchased power costs to cover summer peaking needs and by sales of excess capacity, when profitable, in the first, second, and fourth quarters. TEP does not, therefore, expect these reductions to have a significant impact on cash flows.

     Investing Activities
     --------------------

     Net cash used for investing activities was higher in 2002 compared with 2001, primarily due to TEP's investment in Springerville lease debt. In 2002, TEP paid $135 million to purchase Springerville Lease debt, spent $103 million on construction expenditures, and $15 million to purchase the 20 MW gas turbine from UED. In 2001, construction expenditures were $104 million and TEP received $7 million in proceeds from the sale of real estate.

     Investments in Springerville Lease Debt and Equity
     --------------------------------------------------

     TEP made the following investments in Springerville Lease debt in 2002:


                  Principal                                                Average
    Date            Amount                 Debt Purchased                Coupon Rate
------------------------------------------------------------------------------------
January 2002     $ 96 million    Springerville Coal Handling Lease Debt      14.3%
May 2002            3 million    Springerville Unit 1 Lease Debt             10.7%
September 2002     33 million    Springerville Unit 1 Lease Debt             10.6%


     TEP purchased $2 million of Springerville Unit 1 Lease debt in 2001 from Millennium. Millennium previously purchased these notes in the open market in the first quarter of 2000. As of December 31, 2002, TEP's total investment in Springerville lease debt was $192 million, at yields ranging from 8.9% to 12.7%.

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

     See Note 7 of Notes to Consolidated Financial Statements.

     Capital Expenditures
     --------------------

     TEP's forecasted construction expenditures for the next five years are:
$121 million in 2003, $126 million in 2004, $163 million in 2005, $107 million in 2006, and $110 million in 2007. These estimated capital expenditures for 2003-2007 break down in the following categories:

   - $347 million for transmission, distribution and other facilities in the Tucson area;
   - $154 million for production facilities;
   - $32 million in renewable energy projects, including expansion of its solar generation portfolio;
   - $15 million in a new production facility for a 75 MW combustion turbine;
   - $4 million in environmental projects; and
   - $75 million for the proposed 345 kV transmission line to Nogales, Arizona.

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

     Forecasted construction expenditures for 2003 include approximately $10 million for completing a new one mile 500-kV transmission line to enhance TEP's distribution system link to the regional high voltage transmission system.

     In January 2001, TEP and Citizens entered into a project development agreement for the joint construction of a 62-mile transmission line from Tucson to Nogales, Arizona. In January 2002, the ACC approved the location and construction of the proposed 345 kV line. Pending federal studies and approvals for the portion of the line that will pass through a national forest, construction could begin as early as mid-2004, with an expected in-service date eight months following start of construction. Construction costs are expected to be approximately $75 million. TEP has also applied to the U.S. Department of Energy for a Presidential Permit that would allow building an extension of the line across the international border with Mexico to interconnect with Mexico's utility system, providing further reliability and market opportunities in the region.

     The estimated expenditures listed above do not include any amounts for the potential expansion of the Springerville Generating Station.
Springerville generation expenditures are expected to be made by another UniSource Energy subsidiary. See UED - Unregulated Energy Business, below.

     In addition to TEP's forecasted construction expenditures, TEP's other capital requirements include its required debt maturities and capital lease obligations. See Note 7 of Notes to Consolidated Financial Statements.

     Financing Activities
     --------------------

     Net cash used for financing activities was significantly less in 2002 compared with 2001 primarily because TEP's dividends to its common
shareholders and payments on capital leases obligations were lower.   In
2002, TEP paid $35 million in dividends to UniSource Energy and its other common shareholders, retired $20 million in capital lease obligations and paid $2 million in bond sinking fund payments and other redemptions. In addition, we paid approximately $5 million in bank financing fees associated with our new bank facilities. In contrast, in 2001, TEP paid $50 million in dividends to UniSource Energy and its other common shareholders, retired $26 million in capital lease obligations and paid $2 million in bond sinking fund payments and other redemptions.

     Bond Issuance and Redemption
     ----------------------------

     During 2002, TEP purchased and retired $0.4 million of its 8.50% First Mortgage Bonds due in 2009 and made required sinking fund payments of $2 million. During 2001, TEP purchased and retired $0.2 million of its 8.50% First Mortgage Bonds due in 2009 and made required sinking fund payments of $2 million.

     TEP Bank Credit Agreement
     -------------------------

     In November 2002, TEP entered into a new $401 million Credit Agreement to replace the credit facilities provided under its then existing $441 million credit agreement that would have expired December 30, 2002. The new agreement consists of a $60 million Revolving Credit Facility and two letter of credit (LOC) facilities (Tranche A and Tranche B) totaling $341 million. The Revolving Credit Facility is used to provide liquidity for general corporate purposes. The LOC Facilities support $329 million aggregate principal amount of tax-exempt variable rate debt obligations. The Revolving Credit Facility is a 364-day facility that expires on November 13, 2003. The Tranche A letters of credit, totaling $135 million, expire in January 2006, and the Tranche B letters of credit, totaling $206 million, expire in November 2006.

     The new facilities are secured by $401 million in aggregate principal amount of Second Mortgage Bonds issued under TEP's General Second Mortgage Indenture. The new Credit Agreement contains a number of restrictive covenants that are similar to TEP's previous credit agreement, including restrictions on additional indebtedness, liens, sale of assets, mergers and sale-leasebacks. The new Credit Agreement, like the previous agreement, also contains several financial covenants including: (a) a minimum Consolidated Tangible Net Worth, (b) a minimum Cash Coverage Ratio, and (c) a maximum Leverage Ratio. Under the terms of the new Credit Agreement, TEP may pay dividends so long as it maintains compliance with the Credit Agreement; however, dividends and certain investments in affiliates may not exceed 65% of TEP's net income so long as the Tranche B LOCs are outstanding. The new Credit Agreement also provides that under certain circumstances, certain regulatory actions could result in a required reduction of the commitments.
As of December 31, 2002, TEP was in compliance with these financial covenants.

     The $329 million in aggregate principal amount of tax-exempt variable rate debt that is supported by the LOC Facilities were classified as Current Maturities of Long-Term Debt on TEP's Balance Sheet at December 31, 2001 because the previous letter of credit facility matured on December 30, 2002. When the new LOCs were issued on November 25, 2002, TEP classified the bonds as Long-Term Debt because the maturities of the new LOCs are in January 2006 and November 2006.

     Due to prevailing market conditions at the time of refinancing, particularly in the energy sector, the amount of interest and fees that TEP will pay on its new Credit Facilities is significantly higher than that of its previous credit agreement. TEP's annual interest expense, including LOC fees, related to its Credit Agreement will increase from approximately $6 million to approximately $19 million.

     If TEP borrows under the Revolving Credit Facility, the borrowing costs would be at a variable interest rate consisting of a spread over LIBOR or an alternate base rate. The spread is based upon a pricing grid tied to TEP's credit ratings. Also, TEP pays a commitment fee on the unused portion of the Revolving Credit Facility, and a fee on the LOC Facilities. The chart below shows the per annum rates and fees in effect on TEP's Credit Facilities as of December 31, 2002, based on its credit ratings, as well as the possible range of rates and fees if TEP's credit ratings were to change:

                                                 Current Rate/     Range of
                                                     Fee          Rate / Fees
     -------------------------------------------------------------------------
     Revolving Credit Facility
       - Commitment Fee                              0.35%      0.25% to 0.40%
       - Borrowing Rate (spread over LIBOR)          4.00%      3.50% to 4.25%
     Tranche A LOCs (including LOC Fronting Fee)     4.25%      3.75% to 4.50%
     Tranche B LOCs (including LOC Fronting Fee)     5.75%          5.75%

     At December 31, 2002, there were no outstanding borrowings under this facility. In January 2003, TEP borrowed $25 million under its Revolving Credit Facility and repaid it within 20 days. If TEP encounters temporary cash needs during the course of the year, it will borrow from its Revolving Credit Facility.

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

     TEP has financed the following facilities, in whole or in part, with the proceeds of tax-exempt local furnishing bonds: Springerville Unit 2, Irvington Unit 4, a dedicated 345-kV transmission line from Springerville Unit 2 to TEP's retail service area (the Express Line), and a portion of TEP's local transmission and distribution system in the Tucson metropolitan area. As of December 31, 2002, TEP had approximately $584 million of tax-exempt local furnishing bonds outstanding. Approximately $331 million in principal amount of such bonds financed Springerville Unit 2 and the Express Line. In addition, approximately $65 million of remaining lease debt related to the Irvington Unit 4 lease obligation was issued as tax-exempt local furnishing bonds.

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

     TEP's Credit Agreement contains limits on the amount of First and Second Mortgage Bonds that may be outstanding. The Credit Agreement allows no more than $222 million of First Mortgage Bonds to be outstanding, and no more than $623 million in First and Second Mortgage bonds, combined to be outstanding. At December 31, 2002, TEP had $222 million of First Mortgage Bonds and a total of $623 million in First and Second Mortgage Bonds outstanding. Although the first and second mortgage indentures would allow TEP to issue additional bonds based on property additions and/or retired bond credits, the limits imposed by the Credit Agreement are more restrictive and are currently the governing limitations.

     TEP also has the ability to release property from the liens of the mortgage indentures on the basis of net property additions and/or retired bond credits. The Credit Agreement also limits the amount of property that can be released from the second mortgage indenture to $25 million.

     Springerville Common Facilities Leases
     --------------------------------------

     In 1985, TEP sold and leased back its undivided one-half ownership interest in the common facilities at the Springerville Generating Station. Under the terms of the Springerville Common Facilities Leases, TEP must periodically refinance or refund the secured notes underlying the leases prior to the named date in order to avoid a special event of loss. If the lease debt is not refinanced prior to the special event of loss date (currently June 30, 2003), the leases would be terminated and TEP would be required to repurchase the facilities.

     In January 2003, TEP filed an application with the ACC for authorization to amend the Springerville Common Facilities Leases and refinance the $70 million of associated lease debt. The interest rate on new lease debt will be a function of market conditions at the time of refinancing, the lender's view of TEP's creditworthiness, and the lender's evaluation of the collateral for the secured notes. As a result of the current market conditions and a smaller financing market overall, we expect that the interest rate on the new debt will likely be higher than the current variable interest rate of LIBOR plus 2.50%, resulting in higher rents payable by TEP.

 MILLENNIUM -- UNREGULATED ENERGY BUSINESSES

     Below we discuss our significant investments, commitments and investment proceeds from 2002, 2001 and 2000.

     Investments in Energy Technologies
     ----------------------------------

     Millennium provided the following funding to its Energy Technology
Investments:

                                                2002       2001      2000
     ---------------------------------------------------------------------
                                                 - Millions of Dollars -
     Cash Funding Provided To:
       Global Solar                             $ 13       $ 15      $ 18
       IPS                                         4          6         -
       ITN                                         1          5         -
       MicroSat                                    -         10         -
     ---------------------------------------------------------------------
     Total Cash Funding Provided to Energy
       Technology Investments                   $ 18       $ 36      $ 18
     =====================================================================

     Millennium expects to fund between $7 million and $15 million to its various Energy Technology Investments in 2003. By March 5, 2003, approximately $4 million of Millennium's remaining commitment had been funded. A significant portion of the funding under these agreements has been and will be used for research and development purposes, establishment of the production line, and other administrative costs. As these funds are expended for research and development and for administrative costs, Millennium recognizes expense.

     As of December 31, 2002, including accumulated deferred tax benefits relating to these investments, Millennium had approximately $50 million remaining investment in the Energy Technology Investments. As discussed above, we may commit to provide additional funding to these investments. During 2003, we will analyze the prospects for each of these investments and determine if additional internal funding is needed. In addition, external sources of funding are being sought for these investments. If management determines that any of these entities are not viable, Millennium would record expense up to the entire remaining investment balance of such entity.

     Nations Energy
     --------------

     In 2002, Millennium did not and currently does not intend to make any material investments in new projects through Nations Energy. Millennium continues to review options for the sale of Nations Energy's remaining investment, a power project in Panama with a book value of less than $1 million.

     In 2001, Nations Energy recorded an after-tax gain of $6 million from the sale of its interest in the Curacao project. Nations Energy received $5 million in cash proceeds and recorded a net present valued $8 million note receivable in connection with this transaction. In addition, $15 million in related construction deposits were returned to Nations Energy. At December 31, 2002, including accretion, the note receivable balance is $9 million. We describe this note more fully in Note 4 of Notes to Consolidated Financial Statements - Millennium Energy Businesses - Nations Energy Contingency.

     In 2000, Nations Energy sold its interest in a project located in the Czech Republic resulting in a $3 million pre-tax gain.

     Other Investments and Commitments
     ---------------------------------

     Millennium provided funding to the following investments:

     Millennium invested $20 million in Sabinas. Sabinas also owns 19.5% of Mimosa. In December 2002, Millennium received a return of capital of $0.5 million, bringing Millennium's investment at December 31, 2002 to approximately $19.5 million. In the first quarter of 2003, Millennium received an additional return of capital of $0.5 million. Millennium owns 50% of Sabinas; the other half is owned by AHMSA. UniSource Energy's Chairman, President and Chief Executive Officer is a member of the board of directors of AHMSA.

     In 2002, Millennium provided a loan of approximately $5 million to MEG. In 2001, Millennium contributed $5 million in equity and a $4 million loan to MEG. These funds were used to provide working capital to facilitate MEG's activities in the emission allowance and coal markets.

     Millennium contributed $2 million in 2002 and $3 million in 2001 in equity funding to Powertrusion. Millennium owns a controlling 50.5% interest in Powertrusion.

     Millennium provided funding to TruePricing of $2 million in 2002 and $1.1 million in 2001. TruePricing is a start-up company established to market energy related products. In February 2003, Millennium committed to fund up to an additional $1.2 million in equity to TruePricing of which $0.4 million was funded on March 5, 2003.

     Millennium contributed $1 million in 2002, $4.2 million in 2001 and $1.4 million in 2000 to Haddington Energy Partners II LP, a limited partnership that funds energy related investments. This investment brings Millennium's funding to approximately $6.6 million. The funding is part of a $15 million commitment made during 2000. The remaining funds are expected to be invested within two to three years. A member of the UniSource Energy Board of Directors has a minor investment in the project. An affiliate of such board member serves as the general partner.

     Millennium has a $6 million capital commitment to a venture capital fund that focuses on information technology, microelectronics, and biotechnology investments in Arizona, Southern California, New Mexico, Colorado and Utah. Approximately $1 million has been funded from inception through December 31, 2002. Millennium does not currently expect to provide additional funding to this commitment in 2003. Another member of the UniSource Energy Board of Directors is a general partner of the company that manages the fund.

  UED -- UNREGULATED ENERGY BUSINESS

     UED is responsible as project developer for facilitating the Springerville Generating Station expansion project construction. If constructed, each of Units 3 and 4 would consist of a 400 MW coal-fired, base-load generating unit at the same site as Springerville Units 1 and 2. This would allow TEP to spread the fixed costs of the existing common facilities over the additional generating unit (or units). Upon completion of Unit 3, TEP expects to receive annual benefits of approximately $10 million to $15 million in the form of cost savings, rental payments and other fees. TEP will also benefit from upgraded emissions controls for Units 1 and 2 that will be paid for by the Unit 3 project.

     To date, we have funded approximately $22 million for development of the project. In January 2003, UED and Tri-State signed a Development Cost Agreement to each share 50% of the remaining development costs of Unit 3 effective from November 6, 2002 until financial close. UED expects to provide an additional $4 million in funding for development prior to a third party obtaining the construction financing. UED expects the third party to obtain construction financing in the second quarter of 2003. Our funding to UED for equity will depend upon the level of ownership by the third party.
We can make no assurances, however, about the ultimate timing, or whether UED will proceed with this project.

  FINANCING RISKS

     UniSource Energy and TEP are exposed to risks related to the ability to obtain financing at reasonable costs for various projects, agreements to which they are a party, and their debt obligations. During 2002, the market for bank financings was less liquid and more volatile than in recent years due to a number of defaults and deteriorating financial condition of many corporate borrowers, particularly in the energy industry. As a result, when TEP refinanced its bank Credit Agreement in November 2002, it was required to pay significantly higher interest and fees on its new credit facilities than it paid on its previous credit facilities. See TEP Bank Credit Agreement, above. During 2003, UniSource Energy, TEP and UED will be subject to financing risks and capital market conditions related to the following:

   - UniSource Energy has entered into Asset Purchase Agreements to purchase the Citizens Arizona electric utility and gas utility assets for $230 million. UniSource Energy expects that a portion of the purchase price will be financed with debt secured by the purchased assets. UniSource Energy may also consider financing a portion of the purchase price with new equity, depending on market conditions and other considerations. If UniSource Energy were unable to obtain financing, and therefore were unable to consummate the purchase of these assets, this would constitute a breach under the contracts and termination damages would be payable.

   - UED is currently evaluating opportunities to expand the Springerville Station by assigning the rights to construct Springerville Units 3 and 4 to unrelated third parties. As of December 31, 2002, UED had approximately $22 million of capitalized project development costs on its balance sheet. If a third party does not obtain financing for this project and as a result, this project does not proceed, the capitalized project development costs would immediately be expensed.

   - TEP must refinance or extend the $70 million of lease debt related to the Springerville Common Facilities Leases before June 30, 2003. Due to the ongoing difficult captial market conditions in the energy sector, TEP will likely be required to pay a higher rate of interest on the new debt than its existing rate of LIBOR plus 2.5%.

   - TEP intends to refinance or extend its 364 day Revolving Credit Facility, which expires on November 13, 2003.

  CONTRACTUAL OBLIGATIONS

     The following charts display TEP's contractual obligations by maturity and by type of obligation, and provide additional detail on TEP's capital lease obligations.



                                               TEP's Contractual Obligations
                                                  - Millions of Dollars -
---------------------------------------------------------------------------------------------------------
                             IDBs                                                              Total
                          Supported    Long-    Capital                   Unconditional     Contractual
Payments Due in Years    by Expiring   Term      Lease        Operating     Purchase            Cash
Ending December 31,        LOCs (1)    Debt   Obligations (2)   Leases    Obligations (3)    Obligations
---------------------------------------------------------------------------------------------------------
2003                      $   -       $  2      $  121         $  2         $  81             $  206
2004                          -          2         124            1            78                205
2005                          -          2         125            1            75                203
2006                        329         21         127            1            72                550
2007                          -          1         128            1            72                202
---------------------------------------------------------------------------------------------------------
Total 2003 - 2007           329         28         625            6           378              1,366
Thereafter                    -        773         965            3           278              2,019
Less:  Imputed Interest       -          -        (746)           -             -               (746)
---------------------------------------------------------------------------------------------------------
Total                     $ 329       $801      $  844         $  9         $ 656             $2,639
=========================================================================================================

(1)  TEP's tax-exempt variable rate bonds (IDBs) in the amount of $329 million are backed by LOCs under TEP's Credit Agreement.  TEP's obligations under the Credit Agreement are collateralized with Second Mortgage Bonds.  These IDBs were classified as short-term debt at December 31,
     2001, because the existing LOCs were scheduled to expire on December 30, 2002.  New LOC facilities were obtained in November 2002 and the IDBs were classified as long-term debt
     December 31, 2002.
(2)  See TEP's Capital Lease Contractual Obligations table below.
(3)  These obligations represent future guaranteed payments under TEP's natural gas, coal and rail transportation contracts.



                                               TEP's Capital Lease Obligations
                                                  - Millions of Dollars -
--------------------------------------------------------------------------------------------------------------
                         Springerville   Springerville   Irvington   Springerville   Rail Car   Total Capital
Payments Due in Years       Unit 1           Coal          Unit 4       Common        Lease        Lease
Ending December 31,                        Handling                                              Obligations
--------------------------------------------------------------------------------------------------------------
2003                       $  84           $  19           $ 13      $    5            $ -         $  121
2004                          86              18             13           6              1            124
2005                          86              19             12           7              1            125
2006                          85              24             11           7              -            127
2007                          85              24             13           6              -            128
--------------------------------------------------------------------------------------------------------------
Total 2003 - 2007            426             104             62          31              2            625
Thereafter                   606             148             39         172              -            965
Less:  Imputed Interest     (529)           (120)           (20)        (77)             -           (746)
--------------------------------------------------------------------------------------------------------------
Total                      $ 503           $ 132           $ 81       $ 126            $ 2          $ 844
==============================================================================================================


     Contractual obligations of Millennium, UED, and UniSource Energy stand-alone are not significant. UniSource Energy has contingent obligations under various surety bonds that total approximately $0.5 million.

     As discussed above, TEP has the full amount available under its $60 million Revolving Credit Facility. If TEP draws any amount under this facility, such borrowing would become a contractual obligation of TEP at that time. We have no other commercial commitments to report.

     We have reviewed our contractual obligations and provide the following additional information:

   - TEP does not have any provisions in any of its debt or lease agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.

   - None of our contracts or financing structures contains provisions or acceleration clauses due to changes in our stock price.

   - TEP's Credit Agreement contains pricing tied to a grid based on the ratings of TEP's Credit Facilities. A change in TEP's credit rating can cause an increase or decrease in the amount of interest and fees TEP pays for these facilities.

   - TEP's Credit Agreement contains certain financial and other restrictive covenants, including interest coverage, leverage and net worth tests. Failure to comply with these covenants would entitle the lenders to accelerate the maturity of all amounts outstanding. At December 31, 2002, TEP was in compliance with these covenants. See TEP Bank Credit Agreement, above.

   - TEP conducts its wholesale trading activities under the Western
     Systems Power Pool Agreement (WSPP) which contains provisions whereby TEP may be required to post margin collateral due to a change in credit rating or changes in contract values. As of December 31, 2002, TEP has not been required to post such collateral.

   - MEG conducts its emissions and coal trading activities using certain contracts which contain provisions whereby MEG may be required to post margin collateral due to a change in contract values. As of December 31, 2002, MEG had posted $2 million in cash collateral to its trading counterparties.

   - MEG has a $5 million bank line of credit for the purpose of issuing LOCs to counterparties to support its emission allowance and coal marketing and trading activities. As of December 31, 2002, MEG had $2 million in outstanding LOCs. This facility expires in August 2004.

  GUARANTEES AND INDEMNITIES

     In the normal course of business, UniSource Energy and certain subsidiaries, including TEP, enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. The most significant of these guarantees supports up to approximately $3.5 million in commodity-related payments for MEG at December 31, 2002. To the extent liabilities exist under the contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.

     In addition, UniSource Energy and its subsidiaries have indemnified the purchasers of interests in certain investments from additional taxes due for years prior to the sale. The terms of the indemnifications provide for no limitation on potential future payments; however, we believe that we have abided by all tax laws and paid all tax obligations. We have not made any payments under the terms of these indemnifications to date.

     We believe that the likelihood UniSource Energy or TEP would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.


  DIVIDENDS ON COMMON STOCK

     UniSource Energy
     ----------------

     On February 7, 2003, UniSource Energy declared a cash dividend of $0.15 per share on its Common Stock. The dividend, totaling approximately $5 million, is payable March 7, 2003 to shareholders of record at the close of business February 21, 2003. During 2002 and 2001, UniSource Energy paid equal quarterly dividends to its shareholders of $0.125 and $0.10 per share, totaling $17 million and $13 million, respectively.

     UniSource Energy's Board of Directors will review our dividend level on a continuing basis, taking into consideration a number of factors including our results of operations and financial condition, general economic and competitive conditions and the cash flows from our subsidiary companies, TEP, Millennium and UED.

     TEP
     ---

     TEP declared and paid dividends of $35 million in 2002, $50 million in 2001, and $30 million in 2000. UniSource Energy is the primary holder of TEP's common stock.

     TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants, including a covenant that requires TEP to maintain a minimum level of net worth. As of December 31, 2002, the required minimum net worth was $286 million. TEP's actual net worth at December 31, 2002 was $337 million. See TEP - Electric Utility, Financing Activities, TEP Bank Credit Agreement, above. As of December 31, 2002, TEP was in compliance with the terms of the Credit Agreement. Under the terms of the Credit Agreement, dividends and certain investments in affiliates may not exceed 65% of TEP's net income for the immediately preceding fiscal year, so long as the Tranche B LOCs are outstanding.

     The ACC Holding Company Order states that TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings until TEP's equity ratio equals 37.5% of total capital (excluding capital lease obligations). As of December 31, 2002, TEP's equity ratio on that basis was 23%.

     In addition to these limitations, the Federal Power Act states that dividends shall not be paid out of funds properly included in the capital account. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis to pay dividends from current year earnings. Therefore, TEP declared its December 2002, 2001, and 2000 dividends from 2002, 2001, and 2000 earnings, respectively.

     Millennium and UED
     ------------------

     Millennium did not pay any dividends to UniSource Energy in 2002, 2001 or 2000. We cannot predict the amount or timing of future dividends from Millennium. UED has not paid any dividends to UniSource Energy.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

     See Note 1 of Notes to Consolidated Financial Statements.


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

     4. Supply and demand conditions in wholesale energy markets, including volatility in market prices and illiquidity in markets, which are affected by a variety of factors. These factors include the availability of generating capacity in the western U.S., including hydroelectric resources, weather, natural gas prices, the extent of utility restructuring in various states, transmission constraints, environmental restrictions and cost of compliance, FERC regulation of wholesale energy markets, and economic conditions in the western U.S.

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

    11. Regulatory conditions to the approval of the acquisition of Citizens' Arizona electric and gas utility assets.

    12. The level of rate relief granted with respect to Citizens' Arizona electric utility and gas utility assets.

    13. Unanticipated changes in future liabilities relating to employee benefit plans due to changes in market values of its retirement plan assets and health care costs.

    14.  The outcome of any ongoing litigation.

    15. Ability to obtain financing through debt and/or equity issuance, which can be affected by various factors, including interest rate fluctuations and capital market conditions.

    16. Whether the proposed Springerville Generating Station expansion proceeds; the role of Tri-State, SRP, and other third parties in such expansion; and the terms of the ownership, operating and power purchase arrangements ultimately utilized.


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


ITEM 8. - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

      See Item 15, page 111, for a list of the Consolidated Financial Statements that are included in the following pages. See Note 16 of Notes to Consolidated Financial Statements.

  APPROVAL OF NON-AUDIT SERVICES

     On February 6, 2002, the Audit Committee of the Board of Directors of UniSource Energy pre-approved ongoing non-audit related services, for fees not to exceed $600,000, to be performed by our independent auditor, PricewaterhouseCoopers LLP (PwC), consisting of accounting and tax research in connection with the financings of Springerville Units 3 and 4.

     On August 1, 2002, the Audit Committee of the Board of Directors of UniSource Energy pre-approved certain non-audit related services, for fees not to exceed $30,000, to be performed by PwC, including rate case training for certain of our employees.

     On October 17, 2002, the Audit Committee of the Board of Directors of UniSource Energy pre-approved non-audit related services, for fees not to exceed $100,000, to be performed by PwC, consisting of performance of certain tests of financial, statistical and rate-making data relating to the Arizona gas and electric assets of Citizens.

     On December 5, 2002, the Audit Committee of the Board of Directors of UniSource Energy pre-approved PwC to perform audit related services of the gas and electric asset balances and results of operations therefore for Citizens Utilities, Inc., located in Arizona, for fees not to exceed $250,000. This replaces the Audit Committee's previous authorization of October 17, 2002 for non-audit related services, for fees not to exceed $100,000. The audits cover periods prior to the proposed acquisition date of such assets by UniSource Energy.

                      Report of Independent Accountants


To the Board of Directors and Stockholders of UniSource Energy Corporation and to the Board of Directors and Stockholders of Tucson Electric Power Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of UniSource Energy Corporation and its subsidiaries (the Company) and Tucson Electric Power Company and its subsidiaries (TEP) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's and TEP's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company and TEP changed their method of accounting for derivative instruments as of January 1, 2001.




PricewaterhouseCoopers LLP
Los Angeles, California
February 6, 2003

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                Years Ended December 31,
                                             2002          2001        2000
-----------------------------------------------------------------------------
                                               -Thousands of Dollars-
Operating Revenues
  Electric Retail Sales                  $  666,049   $  670,117   $  664,646
  Electric Wholesale Sales                  177,908      733,559      359,814
  Net Gain (Loss) on TEP Forward
   Contracts and MEG Trading Activities         644       (1,347)           -
  Other Revenues                             11,621       14,683        9,209
-----------------------------------------------------------------------------
    Total Operating Revenues                856,222    1,417,012    1,033,669
-----------------------------------------------------------------------------
Operating Expenses
  Fuel                                      209,712      258,761      239,939
  Purchased Power                            64,504      542,587      207,596
  Coal Contract Termination and
   Amendment Fees                            11,250            -       13,231
  Other Operations and Maintenance          188,910      179,036      181,392
  Depreciation and Amortization             127,923      120,346      114,038
  Amortization of Transition Recovery
   Asset                                     24,554       21,609       17,008
  Taxes Other Than Income Taxes              45,508       46,213       50,137
-----------------------------------------------------------------------------
    Total Operating Expenses                672,361    1,168,552      823,341
-----------------------------------------------------------------------------
      Operating Income                      183,861      248,460      210,328
-----------------------------------------------------------------------------
Other Income (Deductions)
 Interest Income                             20,654       14,600       13,532
  Other Income (Deductions)                     189        3,868         (468)
-----------------------------------------------------------------------------
    Total Other Income (Deductions)          20,843       18,468       13,064
-----------------------------------------------------------------------------
Interest Expense
  Long-Term Debt                             65,620       68,678       75,076
  Interest on Capital Leases                 87,801       90,559       92,869
  Interest Imputed on Losses Recorded at
   Present Value                              1,166          820          198
  Other Interest Expense, Net of Amounts
   Capitalized                                  (36)      (1,478)      (1,797)
-----------------------------------------------------------------------------
    Total Interest Expense                  154,551      158,579      166,346
-----------------------------------------------------------------------------
Income Before Income Taxes and
 Cumulative Effect of Accounting Change      50,153      108,349       57,046
  Income Taxes                               16,878       47,474       15,155
-----------------------------------------------------------------------------
Income Before Cumulative Effect of
 Accounting Change                           33,275       60,875       41,891
  Cumulative Effect of Accounting Change
   - Net of Tax                                   -          470            -
-----------------------------------------------------------------------------
Net Income                                $  33,275    $  61,345    $  41,891
=============================================================================
Average Shares of Common Stock
 Outstanding (000)                           33,665       33,398       32,445
=============================================================================
Basic Earnings per Share
  Income Before Cumulative Effect of
   Accounting Change                          $0.99        $1.83        $1.29
  Cumulative Effect of Accounting Change
   - Net of Tax                                   -        $0.01            -
  Net Income                                  $0.99        $1.84        $1.29
=============================================================================
Diluted Earnings per Share
  Income Before Cumulative Effect of
   Accounting Change                          $0.97        $1.79        $1.27
  Cumulative Effect of Accounting Change
   - Net of Tax                                   -        $0.01            -
  Net Income                                  $0.97        $1.80        $1.27
=============================================================================
Dividends Paid per Share                      $0.50        $0.40        $0.32
=============================================================================

See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Years Ended December 31,
                                                2002         2001        2000
-------------------------------------------------------------------------------
                                                   -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Electric Retail Sales     $731,404  $ 731,379  $ 716,955
  Cash Receipts from Electric Wholesale Sales   248,305    760,258    301,281
  MEG Cash Receipts from Trading Activity        57,889         49          -
  Interest Received                              13,820     14,747     14,835
  Income Tax Refunds Received                       921         59     11,833
  Performance Deposits                            6,147     (8,629)         -
  Fuel Costs Paid                              (201,124)  (262,283)  (213,999)
  Purchased Power Costs Paid                   (135,320)  (544,472)  (196,137)
  Wages Paid, Net of Amounts Capitalized        (75,479)   (71,043)   (61,862)
  Payment of Other Operations and
   Maintenance Costs                           (126,623)  (127,382)   (96,722)
  MEG Cash Payments for Trading Activity        (63,766)         -          -
  Capital Lease Interest Paid                   (68,975)   (79,745)   (90,418)
  Taxes Paid, Net of Amounts Capitalized       (106,550)  (105,484)  (101,263)
  Interest Paid, Net of Amounts Capitalized     (62,241)   (64,814)   (71,439)
  Income Taxes Paid                             (29,238)   (38,951)    (3,503)
  Coal Contract Termination and Amendment
   Fees Paid                                    (26,649)         -          -
  Other                                          10,442     11,690      5,473
-------------------------------------------------------------------------------
    Net Cash Flows - Operating Activities       172,963    215,379    215,034
-------------------------------------------------------------------------------

Cash Flows from Investing Activities
  Capital Expenditures                         (112,706)  (121,622)  (105,996)
  Purchase of Springerville Lease Debt
   and Equity                                  (134,989)   (13,000)   (27,633)
  Investments in and Loans to Equity Investees  (23,592)   (18,474)   (18,552)
  Proceeds from the Sale of Millennium Energy
   Businesses                                         -     16,631     31,350
  Return of Nations Energy's Construction
   Deposits                                           -     15,574          -
  Proceeds from the Sale of Real Estate               -      6,580          -
  Other                                             397     (2,536)     7,281
-------------------------------------------------------------------------------
    Net Cash Flows - Investing Activities      (270,890)  (116,847)  (113,550)
-------------------------------------------------------------------------------

Cash Flows from Financing Activities
  Repayment of Long-Term Debt                    (2,138)    (1,871)   (50,116)
  Proceeds from Borrowings under the Revolving
   Credit Facility                                    -          -     25,000
  Payments on Borrowings under the Revolving
   Credit Facility                                    -          -    (25,000)
  Payment of Debt Issue Costs                    (5,410)         -          -
  Payments on Capital Lease Obligations         (19,842)   (26,015)   (39,019)
  Proceeds from the Exercise of Warrants              -          -     12,671
  Common Stock Dividends Paid                   (16,806)   (13,376)   (10,349)
  Other                                           4,897      7,880      3,045
-------------------------------------------------------------------------------
    Net Cash Flows - Financing Activities       (39,299)   (33,382)   (83,768)
-------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash
 Equivalents                                   (137,226)    65,150     17,716
Cash and Cash Equivalents, Beginning of Year    228,154    163,004    145,288
-------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year        $  90,928  $ 228,154  $ 163,004
===============================================================================
See Note 17 for supplemental cash flow information.

See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                       2002        2001
-----------------------------------------------------------------------------
                                                    -Thousands of Dollars-
ASSETS
Utility Plant
  Plant in Service                                 $ 2,598,884  $ 2,498,046
  Utility Plant under Capital Leases                   747,556      741,446
  Construction Work in Progress                         59,926       70,992
-----------------------------------------------------------------------------
    Total Utility Plant                              3,406,366    3,310,484
  Less Accumulated Depreciation and Amortization    (1,346,101)  (1,270,089)
  Less Accumulated Depreciation of Capital
   Lease Assets                                       (391,915)    (362,724)
-----------------------------------------------------------------------------
    Total Utility Plant - Net                        1,668,350    1,677,671
-----------------------------------------------------------------------------
Investments and Other Property
  Investments in Lease Debt and Equity                 191,867       84,459
  Other                                                123,238       98,288
-----------------------------------------------------------------------------
    Total Investments and Other Property               315,105      182,747
-----------------------------------------------------------------------------
Current Assets
  Cash and Cash Equivalents                             90,928      228,154
  Trade Accounts Receivable - Net                       76,635      119,646
  Materials and Fuel Inventory                          46,657       45,052
  Current Regulatory Assets                             11,778       11,392
  Deferred Income Taxes - Current                       15,917       11,165
  Interest Receivable - Current                         12,178        3,630
  Other                                                 30,912       27,261
-----------------------------------------------------------------------------
    Total Current Assets                               285,005      446,300
-----------------------------------------------------------------------------
Regulatory and Other Assets
  Transition Recovery Asset                            307,120      331,674
  Income Taxes Recoverable Through Future Revenues      57,044       64,239
  Other Regulatory Assets                               10,504        9,072
  Other Assets                                          47,606       35,014
-----------------------------------------------------------------------------
    Total Regulatory and Other Assets                  422,274      439,999
-----------------------------------------------------------------------------
Total Assets                                       $ 2,690,734  $ 2,746,717
=============================================================================
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock Equity                              $   438,229  $   424,722
  Capital Lease Obligations                            801,611      853,793
  Long-Term Debt                                     1,128,963      802,804
-----------------------------------------------------------------------------
    Total Capitalization                             2,368,803    2,081,319
-----------------------------------------------------------------------------
Current Liabilities
  Current Obligations under Capital Leases              42,960       20,158
  Current Maturities of Long-Term Debt                   1,840      330,424
  Accounts Payable                                      48,934       84,011
  Interest Accrued                                      60,238       53,300
  Taxes Accrued                                         33,850       42,572
  Accrued Employee Expenses                             13,644       14,240
  Other                                                 17,914       16,105
-----------------------------------------------------------------------------
    Total Current Liabilities                          219,380      560,810
-----------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    34,552       37,568
  Other                                                 67,999       67,020
-----------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities       102,551      104,588
-----------------------------------------------------------------------------
Commitments and Contingencies (Note 10)
-----------------------------------------------------------------------------
Total Capitalization and Other Liabilities         $ 2,690,734  $ 2,746,717
=============================================================================
See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                          December 31,
                                                       2002         2001
----------------------------------------------------------------------------
COMMON STOCK EQUITY                                 -Thousands of Dollars-

  Common Stock--No Par Value                         $  661,185  $  660,123
                                2002         2001
                             ----------  ----------
   Shares Authorized         75,000,000  75,000,000
   Shares Outstanding        33,578,959  33,502,007
  Accumulated Deficit                                  (218,932)   (235,401)
  Accumulated Other Comprehensive Income (Loss)          (4,024)          -
----------------------------------------------------------------------------
    Total Common Stock Equity                           438,229     424,722
----------------------------------------------------------------------------
PREFERRED STOCK
  No Par Value, 1,000,000 Shares Authorized,
   None Outstanding                                           -           -
----------------------------------------------------------------------------
CAPITAL LEASE OBLIGATIONS
  Springerville Unit 1                                  503,237     492,838
  Springerville Coal Handling Facilities                132,333     156,427
  Springerville Common Facilities                       126,277     131,744
  Irvington Unit 4                                       81,268      90,831
  Other Leases                                            1,456       2,111
----------------------------------------------------------------------------
   Total Capital Lease Obligations                      844,571     873,951
   Less Current Maturities                              (42,960)    (20,158)
----------------------------------------------------------------------------
    Total Long-Term Capital Lease Obligations           801,611     853,793
----------------------------------------------------------------------------
LONG-TERM DEBT
                                           Interest
         Issue               Maturity        Rate
----------------------------------------------------------------------------
  First Mortgage Bonds
   Corporate                  2009          8.50%        27,365      27,754
   Industrial Development
    Revenue Bonds (IDBs)   2006 - 2008 6.10% to 7.50%    56,600      58,325
   First Collateral Trust
    Bonds                     2008          7.50%       138,300     138,300
  Second Mortgage IDBs*    2018 - 2022     Variable**   328,600     328,600
  Unsecured IDBs           2020 - 2033  5.85% to 7.13%  579,270     579,270
  Other Long-Term Debt                                      668         979
----------------------------------------------------------------------------
   Total Stated Principal Amount                      1,130,803   1,133,228
   Less Current Maturities*                              (1,840)   (330,424)
----------------------------------------------------------------------------
    Total Long-Term Debt                              1,128,963     802,804
----------------------------------------------------------------------------
Total Capitalization                                 $2,368,803  $2,081,319
============================================================================

* Second Mortgage IDBs are backed by LOCs under TEP's Credit Agreement. TEP's obligations under the Credit Agreement are collateralized with Second Mortgage Bonds. In November 2002, TEP entered into two new LOCs (Tranche A and Tranche B) for $341 million to replace the LOCs provided under its then existing credit agreement that would have expired on December 30, 2002. These new LOCs expire in 2006. Accordingly, these IDBs were classified as short-term debt at December 31, 2001 and classified as long-term debt at December 31, 2002.

** Weighted average interest rates on variable rate tax-exempt debt (IDBs) ranged from 1.23% to 3.92% during 2002 and 2001, and the average interest rate on such debt was 1.41% in 2002 and 2.67% in 2001. The annual LOC fee on TEP's previous LOC Facility was 1.25% in 2002 (until it was replaced in November 2002) and in 2001. At December 31, 2002, the annual LOC fee for Tranche A (including fronting fees) was 4.25% of the Tranche A commitment and for Tranche B (including fronting fees) was 5.75% of the Tranche B commitment.

   See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     Accumulated
                         Common          Accumulated    Other         Total
                         Shares   Common  Earnings  Comprehensive Stockholders'
                      Outstanding* Stock  (Deficit) Income (Loss)    Equity
-------------------------------------------------------------------------------
                                        -In Thousands-
Balances at
 December 31, 1999        32,349  $641,723   $(317,475) $        -    $324,248

  2000 Net Income              -         -      41,891           -      41,891
  Dividends Declared           -         -      (7,786)          -      (7,786)
  Shares Issued under
   Stock Compensation
   Plans                      75     1,123           -           -       1,123
  Shares Purchased by
   Deferred Compensation
   Trust Less
   Distributions              (5)      (75)          -           -         (75)
  Shares Issued for
   Warrants and Stock
   Options                   800    12,768           -           -      12,768
-------------------------------------------------------------------------------

Balances at
 December 31, 2000        33,219   655,539    (283,370)          -     372,169

Comprehensive Income
 (Loss):
  2001 Net Income              -         -      61,345           -      61,345

  Cumulative Effect of
   Accounting Change
   (net of $9,179,000
   income tax benefit)         -         -           -     (13,827)    (13,827)

     Reversal of
      Unrealized Loss
      on Cash Flow
      Hedges included
      in Cumulative
      Effect of
      Accounting Change
      (net of $9,179,000
      income tax expense)      -         -           -      13,827      13,827

  Unrealized Loss on Cash
   Flow Hedges (net of
   $5,537,000 income tax
   benefit)                    -         -           -      (8,340)     (8,340)

     Reversal of
      Unrealized Loss on
      Cash Flow Hedges
      (net of $5,537,000
      income tax expense)      -         -           -       8,340       8,340

Total Comprehensive                                                     -------
 Income                                                                 61,345
                                                                        -------

  Dividends Declared           -         -     (13,376)          -     (13,376)
  Shares Issued under
   Stock Compensation
   Plans                     113     2,210           -           -       2,210
  Shares Purchased by
   Deferred Compensation
   Trust Less
   Distributions              (7)     (215)          -           -        (215)
  Shares Issued for
   Stock Options             177     2,589           -           -       2,589
-------------------------------------------------------------------------------

Balances at
 December 31, 2001        33,502   660,123    (235,401)          -     424,722

Comprehensive Income:
 2002 Net Income               -         -      33,275           -      33,275

  Minimum Pension
   Liability (net of
   $2,639,000 income
   tax benefit)                -         -           -      (4,024)     (4,024)

Total Comprehensive                                                     -------
 Income                                                                 29,251
                                                                        -------

  Dividends Declared           -         -     (16,806)          -     (16,806)
  Shares Issued under
   Stock Compensation
   Plans                       9        80           -           -          80
  Shares Distributed
   by Deferred
   Compensation Trust          3        48           -           -          48
  Shares Issued for
   Stock Options              65       934           -           -         934
-------------------------------------------------------------------------------

Balances at
 December 31, 2002        33,579  $661,185   $(218,932)  $  (4,024)   $438,229
===============================================================================

* UniSource Energy has 75 million authorized shares of common stock.

  We describe limitations on our ability to pay dividends in Note 9.

  See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

                                                Years Ended December 31,
                                              2002        2001        2000
-------------------------------------------------------------------------------
                                                 -Thousands of Dollars-
Operating Revenues
  Electric Retail Sales                     $  666,049  $  670,117  $  664,646
  Electric Wholesale Sales                     177,908     733,559     359,814
  Net Unrealized Gain (Loss) on Forward
   Electric Sales and Purchases                    533      (1,315)          -
  Other Revenues                                 6,603       6,308       3,908
-------------------------------------------------------------------------------
    Total Operating Revenues                   851,093   1,408,669   1,028,368
-------------------------------------------------------------------------------
Operating Expenses
  Fuel                                         209,712     258,761     239,939
  Purchased Power                               64,504     542,587     207,596
  Coal Contract Termination and
   Amendment Fees                               11,250           -      13,231
  Other Operations and Maintenance             163,616     158,118     162,322
  Depreciation and Amortization                124,054     117,063     113,507
  Amortization of Transition Recovery Asset     24,554      21,609      17,008
  Taxes Other Than Income Taxes                 44,228      45,047      49,445
-------------------------------------------------------------------------------
    Total Operating Expenses                   641,918   1,143,185     803,048
-------------------------------------------------------------------------------
      Operating Income                         209,175     265,484     225,320
-------------------------------------------------------------------------------
Other Income
  Interest Income                               20,094      11,910       8,550
  Interest Income - Note Receivable from
   UniSource Energy                              9,329       9,330       9,329
  Other Income                                   4,338       2,499         820
-------------------------------------------------------------------------------
    Total Other Income                          33,761      23,739      18,699
-------------------------------------------------------------------------------
Interest Expense
  Long-Term Debt                                65,620      68,678      75,076
  Interest on Capital Leases                    87,783      90,506      92,815
  Interest Imputed on Losses Recorded at
   Present Value                                 1,166         820         198
  Other Interest Expense, Net of Amounts
   Capitalized                                    (720)     (1,505)     (1,805)
-------------------------------------------------------------------------------
    Total Interest Expense                     153,849     158,499     166,284
-------------------------------------------------------------------------------

Income Before Income Taxes and Cumulative
 Effect of Accounting Change                    89,087     130,724      77,735
  Income Taxes                                  35,350      55,910      26,566
-------------------------------------------------------------------------------
Income Before Cumulative Effect of
 Accounting Change                              53,737      74,814      51,169
Cumulative Effect of Accounting Change
 - Net of Tax                                        -         470           -
-------------------------------------------------------------------------------
Net Income                                  $   53,737  $   75,284  $   51,169
===============================================================================

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Years Ended December 31,
                                                2002        2001       2000
------------------------------------------------------------------------------
                                                  -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Electric Retail Sales    $ 731,404  $ 731,379  $ 716,955
  Cash Receipts from Electric Wholesale Sales   248,305    760,258    301,281
  Interest Received                              13,288     11,894      7,764
  Interest Received from UniSource Energy             -      9,330      9,329
  Income Tax Refunds Received                       921          -     11,831
  Fuel Costs Paid                              (201,124)  (262,283)  (213,999)
  Purchased Power Costs Paid                   (135,320)  (544,472)  (196,137)
  Wages Paid, Net of Amounts Capitalized        (60,871)   (61,839)   (54,469)
  Payment of Other Operations and
   Maintenance Costs                           (105,844)   (98,628)   (82,750)
  Capital Lease Interest Paid                   (68,911)   (79,663)   (90,365)
  Taxes Paid, Net of Amounts Capitalized       (101,866)  (101,729)  (100,400)
  Interest Paid, Net of Amounts Capitalized     (62,209)   (64,830)   (71,439)
  Income Taxes Paid                             (29,109)   (38,950)    (3,503)
  Coal Contract Termination and Amendment
   Fees Paid                                    (26,649)         -          -
  Other                                           1,502        702         92
------------------------------------------------------------------------------
    Net Cash Flows - Operating Activities       203,517    261,169    234,190
------------------------------------------------------------------------------

Cash Flows from Investing Activities
  Capital Expenditures                         (103,307)  (103,913)   (98,063)
  Purchase of Springerville Lease Debt
   and Equity                                  (134,989)   (15,167)   (25,070)
  Purchase of North Loop Gas Turbine from UED   (14,853)         -          -
  Proceeds from the Sale of Real Estate               -      6,580          -
  Investment in Equity Method Entity                  -          -     (2,000)
  Other                                           4,571     (3,394)     3,797
------------------------------------------------------------------------------
    Net Cash Flows - Investing Activities      (248,578)  (115,894)  (121,336)
------------------------------------------------------------------------------

Cash Flows from Financing Activities
  Repayments of Long-Term Debt                   (2,114)    (1,871)   (50,116)
  Proceeds from Borrowings under the Revolving
   Credit Facility                                    -          -     25,000
  Payments on Borrowings under the Revolving
   Credit Facility                                    -          -    (25,000)
  Payment of Debt Issue Costs                    (5,410)         -          -
  Dividends Paid to UniSource Energy            (35,000)   (50,000)   (30,000)
  Payments on Capital Lease Obligations         (19,544)   (25,875)   (38,855)
  Other                                           3,227      3,439      6,427
------------------------------------------------------------------------------
    Net Cash Flows - Financing Activities       (58,841)   (74,307)  (112,544)
------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and
 Cash Equivalents                              (103,902)    70,968        310
Cash and Cash Equivalents, Beginning of Year    159,680     88,712     88,402
------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year        $  55,778  $ 159,680  $  88,712
==============================================================================

See Note 17 for supplemental cash flow information.

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                         2002        2001
-------------------------------------------------------------------------------
                                                      -Thousands of Dollars-
ASSETS
Utility Plant
  Plant in Service                                 $ 2,598,884     $ 2,498,046
  Utility Plant under Capital Leases                   747,556         741,446
  Construction Work in Progress                         59,926          70,992
-------------------------------------------------------------------------------
    Total Utility Plant                              3,406,366       3,310,484
  Less Accumulated Depreciation and Amortization    (1,346,101)     (1,270,089)
  Less Accumulated Depreciation of Capital
   Lease Assets                                       (391,915)       (362,724)
-------------------------------------------------------------------------------
    Total Utility Plant - Net                        1,668,350       1,677,671
-------------------------------------------------------------------------------
Investments and Other Property
  Investments in Lease Debt and Equity                 191,867          84,459
  Other                                                 21,358          21,416
-------------------------------------------------------------------------------
    Total Investments and Other Property               213,225         105,875
-------------------------------------------------------------------------------
Note Receivable from UniSource Energy                   79,462          70,132
-------------------------------------------------------------------------------
Current Assets
  Cash and Cash Equivalents                             55,778         159,680
  Trade Accounts Receivable - Net                       67,724         113,224
  Intercompany Accounts Receivable                      14,851          11,263
  Materials and Fuel Inventory                          44,500          43,682
  Current Regulatory Assets                             11,778          11,392
  Deferred Income Taxes - Current                       15,917           4,603
  Interest Receivable - Current                         12,178           3,630
  Other                                                  8,407           4,184
-------------------------------------------------------------------------------
    Total Current Assets                               231,133         351,658
-------------------------------------------------------------------------------
Regulatory and Other Assets
  Transition Recovery Asset                            307,120         331,674
  Income Taxes Recoverable Through Future Revenues      57,044          64,239
  Other Regulatory Assets                               10,504           9,072
  Other Assets                                          46,752          35,014
-------------------------------------------------------------------------------
    Total Regulatory and Other Assets                  421,420         439,999
-------------------------------------------------------------------------------
Total Assets                                       $ 2,613,590     $ 2,645,335
===============================================================================
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock Equity                              $   337,463     $   322,471
  Capital Lease Obligations                            801,508         853,447
  Long-Term Debt                                     1,128,410         801,924
-------------------------------------------------------------------------------
    Total Capitalization                             2,267,381       1,977,842
-------------------------------------------------------------------------------
Current Liabilities
  Current Obligations under Capital Leases              42,872          19,971
  Current Maturities of Long-Term Debt                   1,725         330,325
  Accounts Payable                                      41,704          79,133
  Intercompany Accounts Payable                         12,478          10,060
  Interest Accrued                                      60,238          53,300
  Taxes Accrued                                         35,772          39,826
  Accrued Employee Expenses                             13,370          13,741
  Other                                                  7,543           6,531
-------------------------------------------------------------------------------
    Total Current Liabilities                          215,702         552,887
-------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    67,490          50,824
  Other                                                 63,017          63,782
-------------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities       130,507         114,606
-------------------------------------------------------------------------------
Commitments and Contingencies (Note 10)
-------------------------------------------------------------------------------
Total Capitalization and Other Liabilities         $ 2,613,590     $ 2,645,335
===============================================================================

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                          December 31,
                                                       2002         2001
---------------------------------------------------------------------------
COMMON STOCK EQUITY                                 -Thousands of Dollars-

 Common Stock--No Par Value                         $  653,529  $  653,250
                               2002         2001
                            ----------  ----------
  Shares Authorized         75,000,000  75,000,000
  Shares Outstanding*       32,139,555  32,139,554
  Warrants Outstanding**             -     918,325
 Capital Stock Expense                                  (6,357)     (6,357)
 Accumulated Deficit                                  (305,685)   (324,422)
 Accumulated Other Comprehensive Income (Loss)          (4,024)          -
---------------------------------------------------------------------------
    Total Common Stock Equity                          337,463     322,471
---------------------------------------------------------------------------
PREFERRED STOCK
 No Par Value, 1,000,000 Shares Authorized,
  None Outstanding                                           -           -
---------------------------------------------------------------------------
CAPITAL LEASE OBLIGATIONS
 Springerville Unit 1                                  503,237     492,838
 Springerville Coal Handling Facilities                132,333     156,427
 Springerville Common Facilities                       126,277     131,744
 Irvington Unit 4                                       81,268      90,831
 Other Leases                                            1,265       1,578
---------------------------------------------------------------------------
   Total Capital Lease Obligations                     844,380     873,418
   Less Current Maturities                             (42,872)    (19,971)
---------------------------------------------------------------------------
    Total Long-Term Capital Lease Obligations          801,508     853,447
---------------------------------------------------------------------------
LONG-TERM DEBT
                                         Interest
        Issue              Maturity        Rate
---------------------------------------------------------------------------
 First Mortgage Bonds
  Corporate                  2009          8.50%        27,365      27,754
  Industrial Development
   Revenue Bonds (IDBs)   2006 - 2008 6.10% to 7.50%    56,600      58,325
  First Collateral Trust
   Bonds                     2008          7.50%       138,300     138,300
 Second Mortgage Bonds
  (IDBs)***               2018 - 2022     Variable**** 328,600     328,600
 Unsecured IDBs           2020 - 2033 5.85% to 7.13%   579,270     579,270
---------------------------------------------------------------------------
   Total Stated Principal Amount                     1,130,135   1,132,249
   Less Current Maturities***                           (1,725)   (330,325)
---------------------------------------------------------------------------
    Total Long-Term Debt                             1,128,410     801,924
---------------------------------------------------------------------------
Total Capitalization                                $2,267,381  $1,977,842
===========================================================================

* UniSource Energy is the holder of all but 121 shares of TEP's outstanding common stock.

** There were 4.6 million warrants that entitled the holder of five warrants to purchase one share of TEP common stock for $16.00. They were exercisable until December 15, 2002, when they expired.

***  Second Mortgage IDBs are backed by LOCs under TEP's Credit Agreement.
     TEP's obligations under the Credit Agreement are collateralized with Second Mortgage Bonds. In November 2002, TEP entered into two new LOCs (Tranche A and Tranche B) for $341 million to replace the LOCs provided under its then existing credit agreement that would have expired on December 30, 2002. These new LOCs expire in 2006. Accordingly, these IDBs were classified as short-term debt at December 31, 2001 and classified as long-term debt at December 31, 2002.

**** Weighted average interest rates on variable rate tax-exempt debt (IDBs)
     ranged from 1.23% to 3.92% during 2002 and 2001, and the average interest
     rate on such debt was 1.41% in 2002 and 2.67% in 2001.   The annual LOC fee
     on TEP's previous LOC Facility was 1.25% in 2002 (until it was replaced in November 2002) and in 2001. At December 31, 2002, the annual LOC fee for Tranche A (including fronting fees) was 4.25% of the Tranche A commitment and for Tranche B (including fronting fees) was 5.75% of the Tranche B commitment.

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     Accumulated
                                 Capital Accumulated    Other        Total
                          Common  Stock   Earnings  Comprehensive Stockholders'
                          Stock  Expense (Deficit)  Income (Loss)    Equity
-------------------------------------------------------------------------------
                                            -Thousands of Dollars-

Balances at
 December 31, 1999      $647,366  $(6,357) $(370,875)  $       -      $270,134

  2000 Net Income              -        -     51,169           -        51,169
  Dividend Paid                -        -    (30,000)          -       (30,000)
  Capital Contribution
   from UniSource Energy   4,140        -          -           -         4,140
  Other                      217        -          -           -           217
-------------------------------------------------------------------------------
Balances at
 December 31, 2000       651,723   (6,357)  (349,706)          -       295,660

Comprehensive Income
 (Loss):
  2001 Net Income              -        -     75,284           -        75,284

  Cumulative Effect of
   Accounting Change

   (net of $9,179,000
   income tax benefit)         -        -          -     (13,827)      (13,827)

     Reversal of
      Unrealized Loss on
      Cash Flow Hedges
      included in
      Cumulative Effect
      of Accounting
      Change (net of
      $9,179,000 income
      tax expense)             -        -          -      13,827        13,827

  Unrealized Loss on
   Cash Flow Hedges (net
   of $5,537,000 income
   tax benefit)                -        -          -      (8,340)       (8,340)

    Reversal of
     Unrealized Loss on
     Cash Flow Hedges
     (net of $5,537,000
     income tax expense)       -        -          -       8,340         8,340

Total Comprehensive                                                   ---------
 Income                                                                 75,284
                                                                      ---------
Dividend Paid                  -        -    (50,000)          -       (50,000)
Capital Contribution
 from UniSource Energy     1,411        -          -           -         1,411
Other                        116        -          -           -           116
-------------------------------------------------------------------------------
Balances at
 December 31, 2001       653,250   (6,357)  (324,422)          -       322,471

Comprehensive Income:
 2002 Net Income               -        -     53,737           -        53,737

  Minimum Pension
   Liability (net of
   $2,639,000 income
   tax benefit)                -        -          -      (4,024)       (4,024)

Total Comprehensive                                                   ---------
 Income                                                                 49,713
                                                                      ---------
  Dividend Paid                -        -    (35,000)          -       (35,000)
  Capital Contribution
   from UniSource Energy     241        -          -           -           241
  Other                       38        -          -           -            38
-------------------------------------------------------------------------------
Balances at
 December 31, 2002      $653,529  $(6,357) $(305,685)  $  (4,024)     $337,463
===============================================================================

We describe limitations on our ability to pay dividends in Note 9.

See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

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

     TEP generates, transmits and distributes electricity. TEP serves retail customers in a 1,155 square mile area in Southern Arizona. TEP also sells electricity to other utilities and power marketing entities primarily located in the western U. S. Approximately 58% of TEP's work force is subject to a collective bargaining unit. The collective bargaining agreement in place at December 31, 2001 terminated on January 6, 2003. New collective bargaining agreements were ratified by union members in December 2002. The agreements took effect on January 7, 2003, and extend through the end of 2005.

     References to "we" and "our" are to UniSource Energy and its subsidiaries, collectively. References to the "utility business" are to TEP.

  BASIS OF PRESENTATION

     On January 1, 1998, TEP and UniSource Energy exchanged all the outstanding common stock of TEP on a share-for-share basis for the common stock of UniSource Energy. Following the share exchange, in January 1998 TEP transferred the stock of Millennium to UniSource Energy for a $95 million ten-year promissory note. Approximately $25 million of this note represents a gain to TEP. TEP has not recorded this gain. Instead, this gain will be reflected as an increase in TEP's common stock equity when UniSource Energy pays the principal portion of the note in 2008. In accordance with the Arizona Corporation Commission (ACC) order authorizing the formation of the holding company, the note bears interest at 9.78% payable every two years beginning January 1, 2000. For the interest payment due January 1, 2002, UniSource Energy paid TEP $9 million in each of 2001 and 2000. UniSource Energy expects to make the next payment, of approximately $18 million, by the January 1, 2004 due date.

     UniSource Energy, TEP and Millennium use the following methods to report investments in their subsidiaries or other companies:

   - Consolidation: When UniSource Energy, TEP or Millennium owns a majority of the voting stock of a subsidiary and has control over the subsidiary, the accounts of the subsidiary are combined with the accounts of the parent and intercompany balances and transactions are eliminated.

   - The Equity Method: The equity method is used to report corporate joint ventures, partnerships, and affiliated companies when UniSource Energy, TEP or Millennium holds a 20% to 50% voting interest or has the ability to exercise significant influence over the operating and financial policies of the investee company. Under the equity method, UniSource Energy, TEP and Millennium report:

     - Their interest in the equity of an entity as an investment on their balance sheet; and
     - Their percentage share of the net income (loss) from the entity as Other Income in their income statements. For investments where UniSource Energy, TEP or Millennium is committed to providing all of the financing, they recognize 100% of the losses (see Note 4).

   - The Cost Method: When UniSource Energy, TEP or Millennium does not own enough shares to exercise significant influence over an investee company, they use the cost method to report these investments. Typically the cost method is used for investments of less than 20% of the voting interest in an investee company. Under the cost method UniSource Energy, TEP and Millennium report:

     - Their interest in the equity of an entity as an investment on their balance sheet; and
     - Income based on dividend distributions from the investee company as Other Income in their income statements; and
     - Loss when impairment of the value of the investment becomes evident as Other Income in their income statements.

  USE OF ACCOUNTING ESTIMATES

     Management makes estimates and assumptions when preparing financial statements under accounting principles generally accepted in the United States of America (GAAP). These estimates and assumptions affect:

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

  REGULATION

     The ACC and the Federal Energy Regulatory Commission (FERC) regulate portions of TEP's utility accounting practices and electric rates. The ACC has authority over certain rates charged to retail customers, the issuance of securities, and transactions with affiliated parties. The FERC regulates TEP's rates for wholesale power sales and transmission services. TEP generally uses the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), require special accounting treatment for regulated companies to show the effect of regulation. These effects are described in Note 2.

  TEP UTILITY PLANT

     TEP reports its utility plant on its balance sheets at its original cost. Utility plant includes:

   - Material and labor costs,
   - Contractor costs,
   - Construction overhead costs (where applicable), and
   - An Allowance for Funds Used During Construction (AFUDC) or capitalized interest during construction.

     AFUDC reflects the cost of financing construction for transmission and distribution projects with borrowed funds and equity funds. In 2002, 2001 and 2000, TEP imputed the cost of capital on construction expenditures at an average of 8.40%, 8.46% and 7.64%, respectively, to reflect the cost of using borrowed and equity funds to finance construction. The component of AFUDC attributable to borrowed funds is included as a reduction of Other Interest Expense on the income statement and totaled $1 million in each of 2002, 2001 and 2000. The equity component is included in Other Income and totaled $1 million in each of 2002, 2001 and 2000.

     The capitalized interest during construction on TEP's generation-related construction projects is included as a reduction of Other Interest Expense on the income statement and totaled $1 million in each of 2002 and 2001 and less than $0.5 million in 2000. The average capitalized interest during construction rate applied to generation-related construction expenditures was 4.26%, 4.93% and 5.58% in 2002, 2001 and 2000, respectively.

     Depreciation
     ------------

     TEP computes depreciation for owned utility plant on a straight-line basis at rates based on the economic lives of the assets. See Note 6. These depreciation rates are approved by the ACC for all plant except deregulated generation assets. The average depreciation rates for TEP's utility plant were 4.01%, 3.88%, and 3.85% in 2002, 2001 and 2000, respectively. The depreciable lives for generation plant are based on remaining lives. Changes made to the depreciable lives of TEP's generation plant are discussed in Note
6. The depreciable lives for transmission plant, distribution plant, general plant and intangible plant are based on average lives. The rates also reflect estimated removal costs, net of estimated salvage value. The costs of planned major maintenance activities are recorded as the costs are actually incurred and are not accrued in advance of the planned maintenance. Planned major maintenance activities include the scheduled overhauls at TEP's generation plants. Minor replacements and repairs are expensed as incurred. Retirements of utility plant, together with removal costs less salvage, are charged to accumulated depreciation. TEP's amortization of capitalized computer software costs was $6 million in 2002, $6 million in 2001 and $5 million in 2000.

     Computer Software Costs
     -----------------------

     TEP capitalizes all costs incurred to purchase computer software and amortizes those costs over the estimated economic life of the product. Capitalized computer software costs would be immediately charged to expense if TEP determines that the software in no longer useful.

     TEP Utility Plant under Capital Leases
     --------------------------------------

     TEP financed the following generation assets with capital leases:

   - Springerville Common Facilities,
   - Springerville Unit 1,
   - Springerville Coal Handling Facilities, and
   - Irvington Unit 4.

     The following table shows the amount of lease expense incurred for TEP's generation-related capital leases. We describe the lease terms in Capital Lease Obligations in Note 7.

                                             Years Ended December 31,
                                               2002     2001    2000
       ---------------------------------------------------------------
                                              -Millions of Dollars-
        Lease Expense:
          Interest Expense on Capital
           Leases                              $ 88     $ 90    $ 93
          Depreciation - Included in:
            Operating Expenses - Fuel             4        4       4
            Operating Expenses -
             Depreciation and Amortization       25       25      25
       ---------------------------------------------------------------
            Total Lease Expense                $117     $119    $122
       ===============================================================

  MILLENNIUM AND UED PROPERTIES AND EQUIPMENT

     Millennium and UED's properties and equipment are included, net of accumulated depreciation, in UniSource Energy's balance sheets in the Investments and Other Property-Other line item. Properties and equipment are stated at original cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Maintenance, repairs and minor renewals are charged to expense as incurred, while major renewals and betterments are capitalized. Millennium capitalizes all costs incurred to purchase computer software and amortizes those costs over the estimated economic life of the product. Millennium's unamortized computer software costs were $2 million as of December 31, 2002 and December 31, 2001. Millennium's amortization of capitalized computer software costs was less than $0.5 million in each of 2002, 2001 and 2000. Capitalized computer software costs would be immediately charged to expense if Millennium determines that the software is no longer useful.

     Interest is capitalized in connection with the construction of major equipment at Global Solar Energy, Inc. (Global Solar). The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset's estimated useful life.

     UED capitalizes project development costs because UED believes it is probable that the project will be completed and UED expects to recover the costs of the project. These costs include dedicated employee salaries, professional services and other third party costs. Capitalized project costs would be immediately charged to expense if UED determines that the project is impaired.

  DEBT

     TEP defers all costs related to the issuance of debt. These costs include underwriters' commissions, discounts or premiums, and other costs such as legal, accounting and regulatory fees and printing costs. TEP amortizes these costs over the life of the debt using the straight-line method, which approximates the effective interest method.

     TEP recognizes gains and losses on reacquired debt associated with the generation portion of TEP's operations as incurred. TEP defers and amortizes the gains and losses on reacquired debt associated with TEP's regulated operations to interest income or interest expense over the remaining life of the original debt.

  ELECTRIC UTILITY OPERATING REVENUES

     TEP records electric utility operating revenues when TEP delivers electricity to customers. Operating revenues include unbilled revenues which are earned (service has been provided) but not billed by the end of an accounting period.

     TEP records an expense and reduces accounts receivable by an Allowance for Doubtful Accounts for revenue amounts that TEP estimates will become uncollectible. The Allowance for Doubtful Accounts was $9 million at December 31, 2002 and 2001. See Note 11 for further discussion of TEP's wholesale accounts receivable and allowances.

  REVENUE FROM LONG-TERM RESEARCH AND DEVELOPMENT CONTRACTS

     UniSource Energy's income statements have included Global Solar's long-term contract revenue in Other Operating Revenues since Global Solar was consolidated on June 1, 2000. Global Solar recognized long-term contract revenue of $1.1 million in 2002, $1.7 million in 2001 and $3.6 million in 2000. Global Solar recognized total annual research and development expense of $7.2 million in 2002, $8.6 million in 2001, and $7.7 million in 2000. These expenses include both costs associated with revenue producing contracts and internal development costs. Global Solar derives much of its revenue from funding received under research and development contracts with various U.S. governmental agencies. Revenues on these contracts are recognized as follows:

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

  FUEL COSTS

     Fuel inventory, primarily coal, is recorded at weighted average cost. TEP uses full absorption costing. Under full absorption costing, all handling and procurement costs are included in the cost of the inventory. Examples of these costs are direct material, direct labor and overhead costs. TEP has long-term contracts for the purchase and transportation of coal with expiration dates from 2004 through 2017. The contracts require TEP to pay a take-or-pay fee if certain minimum quantities of coal are not purchased or transported. TEP expenses such fees as they are incurred. See Fuel Purchase and Transportation Commitments in Note 10, below. Fuel costs include coal mine reclamation expenses as they are charged to TEP on an ongoing basis.

  INCOME TAXES

     We are required by GAAP to report some of our assets and liabilities differently for our financial statements than we do for income tax purposes. The tax effects of differences in these items are reported as deferred income tax assets or liabilities in our balance sheets. We measure these tax assets and liabilities using income tax rates that are currently in effect. Investment Tax Credits (ITC) are accounted for as a reduction of income tax expense in the year in which the credit arises.

     We allocate income taxes to the subsidiaries based on their taxable income and deductions used in the consolidated tax return.

  EMISSION ALLOWANCES

     Emission Allowances were issued to qualifying utilities by the Environmental Protection Agency (EPA) based on past operational history, and each allowance permits emission of one ton of sulfur dioxide (SO(2)) in its vintage year or a subsequent year. These allowances have no book value for accounting purposes but may be sold if TEP does not need them for operations. TEP also may purchase additional allowances if needed. See Note 10. In 2002, TEP sold 4,000 allowances that were in excess of those required for compliance to Millennium Environmental Group, Inc. (MEG) at their fair market value of $0.5 million. This intercompany sale was eliminated in consolidation. MEG subsequently sold these allowances to a third party.

  STOCK-BASED COMPENSATION

     At December 31, 2002, UniSource Energy has two stock-based compensation plans, which are described in Note 13. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on UniSource Energy's net income and earnings per share and TEP's net income if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123), to stock-based employee compensation:

UniSource Energy:
-----------------

                                              Years Ended December 31,
                                               2002     2001    2000
       -----------------------------------------------------------------
                                               -Thousands of Dollars-
                                               (except per share data)
        Net Income - As Reported           $ 33,275  $ 61,345  $ 41,891
        Deduct: Total stock-based employee
         compensation expense determined
         under fair value based method for
         all awards, net of related tax
         effects                             (1,271)   (1,021)     (794)
       -----------------------------------------------------------------
        Pro Forma Net Income               $ 32,004  $ 60,324  $ 41,097
       =================================================================
        Earnings per Share:
        Basic - As Reported                  $ 0.99    $ 1.84    $ 1.29
        Basic - Pro Forma                    $ 0.95    $ 1.81    $ 1.27
        Diluted - As Reported                $ 0.97    $ 1.80    $ 1.27
        Diluted - Pro Forma                  $ 0.93    $ 1.77    $ 1.25
       -----------------------------------------------------------------


TEP:
----

Years Ended December 31,
                                               2002     2001    2000
       -----------------------------------------------------------------
                                               -Thousands of Dollars-
                                               (except per share data)
        Net Income - As Reported           $ 53,737  $ 75,284  $ 51,169
        Deduct: Total stock-based employee
         compensation expense determined
         under fair value based method for
         all awards, net of related tax
         effects                             (1,271)   (1,021)     (794)
       -----------------------------------------------------------------
        Pro Forma Net Income               $ 52,466  $ 74,263  $ 50,375
       =================================================================


  NEW ACCOUNTING STANDARDS

     The FASB recently issued the following Statements of Financial Accounting Standards (FAS) and FASB Interpretations (FIN):

   - FAS 143, Accounting for Asset Retirement Obligations, issued by the FASB in June 2001, requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred. A legal obligation is a liability that a party is required to settle as a result of an existing or enacted law, statue, ordinance or contract. When the liability is initially recorded, the entity should capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is adjusted to its present value by recognizing accretion expense as an operating expense in the income statement each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss if the actual costs differ from the recorded amount.

     Prior to adopting FAS 143, costs for final removal of all owned generation facilities were accrued as an additional component of depreciation expense. Under FAS 143, only the costs to remove an asset with legally binding retirement obligations will be accrued over time through accretion of the asset retirement obligation and depreciation of the capitalized asset retirement cost.

     TEP will adopt FAS 143 on January 1, 2003, as required. TEP has identified legal obligations to retire generation plant assets specified in land leases for its jointly-owned Navajo and Four Corners generating stations. The land on which the Navajo and Four Corners generating stations reside is leased from the Navajo Nation. The provisions of the leases require the lessees to remove the facilities upon request of the Navajo Nation at the expiration of the leases. TEP also has certain environmental obligations at the San Juan generating station. TEP has estimated that its share of the cost to remove the Navajo and Four Corners facilities and settle the San Juan environmental obligations is approximately $38 million at the date of retirement. No other legal obligations to retire generation plant assets were identified. Millennium and UED have no asset retirement obligations.

     TEP has various Transmission and Distribution lines that operate under various land leases and rights of way that contain end dates and restorative clauses. TEP operates its Transmission and Distribution lines as if they will be operated in perpetuity and would continue to be used or sold without land remediation. As a result, TEP will not recognize the costs of final removal of the Transmission and Distribution lines in the financial statements.

     Upon adoption of FAS 143 on January 1, 2003, TEP expects to record an asset retirement obligation of $38 million at its net present value of $1.1 million, increase depreciable assets by $0.1 million for asset retirement costs, reverse $112.8 million of costs previously accrued for final removal from accumulated depreciation, reverse previously recorded deferred tax assets by $44.2 million and recognize the cumulative effect of accounting change as a gain of $111.7 million ($67.5 million net of tax). TEP expects that adopting FAS 143 will result in a reduction to depreciation expense charged throughout the year as well. For 2003, this amount is approximately $6 million.

     Amounts recorded under FAS 143 are subject to various assumptions and determinations, such as determining whether a legal obligation exists to remove assets, estimating the fair value of the costs of removal, estimating when final removal will occur, and the credit-adjusted risk-free interest rates to be utilized on discounting future liabilities. Changes that may arise over time with regard to these assumptions and determinations will change amounts recorded in the future as expense for asset retirement obligations.

     If TEP in fact retires any asset at the end of its useful life, without a legal obligation to do so, it will record retirement costs at that time as incurred or accrued. TEP does not believe that the adoption of FAS 143 will result in any change in retail rates since all matters relating to the rate-making treatment of TEP's generating assets have been determined pursuant to the Settlement Agreement.

   - FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, issued in July 2002, requires entities to record a liability for costs related to exit or disposal activities when the costs are incurred. Previous accounting guidance required the liability to be recorded at the date of commitment to an exit or disposal plan. We are required to comply with FAS 146 beginning January 1, 2003, which will affect any restructuring activities after that date. Although unknown at this time, the timing of expense recognition in our financial statements for future restructuring activities could differ significantly.

   - FAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123, issued in December 2002, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Although we are required to comply with interim disclosure requirements of FAS 148 beginning January 1, 2003, we have elected to continue to apply the recognition and measurement provisions of APB 25. Therefore, we do not expect the adoption of FAS 148 to have a significant effect on our financial statements. The annual disclosure requirements of FAS 148 are included in Stock-Based Compensation in Note 1, above.

   - FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, issued November 2002, requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified beginning January 1, 2003. The disclosure requirements of FIN 45 are immediately effective. See Guarantees and Indemnities in Note 10, below.

   - FIN 46, Consolidation of Variable Interest Entities, issued January
     2003, expands upon existing guidance that addresses when a company should include in its financial statements the assets and liabilities of another entity. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and to determine when and which business enterprise should consolidate the variable interest entity (the "primary beneficiary"). FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosures. The transitional disclosure requirements of FIN 46 are effective immediately. The effective date of the consolidation requirements of FIN 46 depends on the date the variable interest entity was created. FIN 46 is effective for all variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are to be applied to a variable interest entity for interim reporting periods beginning after June 30, 2003. We are currently in the process of evaluating the impact of FIN 46 on UniSource Energy and TEP's financial statements.

  RECLASSIFICATIONS

     UniSource Energy and TEP have made minor reclassifications to the prior year financial statements for comparative purposes. See Note 17. These reclassifications had no effect on net income.

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

     Approval of the Settlement Agreement caused TEP to discontinue regulatory accounting under FAS 71 for its generation operations in November 1999. TEP continues to report its transmission and distribution operations under FAS 71.

  NOVEMBER 1999 ACC APPROVAL OF SETTLEMENT AGREEMENT

     The Settlement Agreement
     ------------------------

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

   - General rate case: TEP is required to file by June 1, 2004 a general rate case, including an updated cost-of-service study. Any rate change resulting from this rate case would be effective no sooner than June 1, 2005 and would not result in a net rate increase.

     Transition Recovery Asset
     -------------------------

     The Transition Recovery Asset consists of generation-related regulatory assets and a portion of TEP's generation plant asset costs. The total Transition Costs Being Recovered through the Fixed CTC, which includes the Transition Recovery Asset as well as generation-related plant in service and excess capacity deferral costs which are not included in the Transition Recovery Asset (see table below), were amortized as follows:

                                                  Years Ended December 31,
                                                   2002     2001    2000
    -----------------------------------------------------------------------
                                                    -Millions of Dollars-
     Amortization of Transition Costs Being
      Recovered Through the Fixed CTC
       Transition Costs Being Recovered Through
        Fixed CTC, beginning of year               $386     $419     $448
       Amortization of Transition Recovery Asset
        recorded on the income statement            (25)     (21)     (17)
       Generation-Related Plant Asset Amortization   (3)      (3)      (3)
       Excess Capacity Deferral Amortization(off
        balance sheet)                               (9)      (9)      (9)
    -----------------------------------------------------------------------
         Transition Costs Being Recovered Through
          the Fixed CTC, end of year               $349     $386     $419
    =======================================================================

     The portion of the Transition Recovery Asset that is recorded on the balance sheet was amortized as follows:

                                                  Years Ended December 31,
                                                   2002     2001    2000
    -----------------------------------------------------------------------
                                                    -Millions of Dollars-
     Amortization of Transition Recovery Asset
      Recorded on the Balance Sheet
       Transition Recovery Asset recorded on the
        balance sheet, beginning of year           $332     $353     $370
       Amortization of Transition Recovery Asset
        recorded on the income statement            (25)     (21)     (17)
    -----------------------------------------------------------------------
         Remaining Transition Recovery Asset on
          the balance sheet, end of year           $307     $332     $353
    =======================================================================

     The remaining Transition Recovery Costs Being Recovered Through the Fixed CTC differs from the Transitions Recovery Asset recorded on the balance sheet as follows:

                                                      December 31,
                                                     2002      2001
        ---------------------------------------------------------------
                                                 -Millions of Dollars-
         Remaining Transition Recovery Costs to
          be Recovered Through the Fixed CTC,
          end of year                                $349      $386
         Unamortized balance of generation-related
          costs included in Plant in Service on
          the balance sheet                           (33)      (36)
         Excess Capacity Deferrals relating to
          operating and capital costs associated
          with Springerville Unit 2, amortized as
          an off-balance sheet regulatory asset        (9)      (18)
        ---------------------------------------------------------------
           Remaining Transition Recovery Asset on
            the balance sheet, end of year           $307      $332
        ===============================================================

     The remaining Transition Recovery Asset balance will be amortized as costs are recovered through rates until TEP has recovered $450 million of transition costs or until December 31, 2008, whichever occurs first.

  OTHER REGULATORY ASSETS AT DECEMBER 31, 2002 AND 2001

     In addition to the Transition Recovery Asset related to generation assets, the following regulatory assets are being recovered through TEP's transmission and distribution business:

                                                    December 31,
                                                   2002      2001
        -------------------------------------------------------------
                                               -Millions of Dollars-
         Other Regulatory Assets Related to
          Transmission and Distribution
           Income Taxes Recoverable Through
            Future Revenues                       $ 57     $ 64
          Current Regulatory Assets                 12       11
          Other Regulatory Assets                   11        9
        -------------------------------------------------------------
           Total Regulatory Assets                $ 80     $ 84
        =============================================================

     There are no remaining regulatory liabilities recorded on the balance sheets at December 31, 2002 and 2001.

  INCOME STATEMENT IMPACT OF APPLYING FAS 71

     The amortization of the regulatory assets discussed in the previous sections of this note have had the following effect on UniSource Energy and TEP's income statements:

                                          Years Ended December 31,
                                           2002     2001     2000
      --------------------------------------------------------------
                                            -Millions of Dollars-
       Operating Expenses
         Amortization of Transition
          Recovery Asset                   $ 25     $ 21     $ 17

       Interest Expense
         Long-Term Debt                       1        1        2

       Income Taxes                           7        5        5
      --------------------------------------------------------------

     If TEP had not applied FAS 71 in these years, the above amounts would have been reflected in the income statements in prior periods. The reclassification of TEP's generation-related regulatory assets to the Transition Recovery Asset shortened the amortization period for these assets to nine years.

  FUTURE IMPLICATIONS OF CEASING TO APPLY FAS 71 TO TEP'S REGULATED BUSINESS

     TEP continues to apply FAS 71 to the distribution and transmission portions of its business, its regulated operations, and assesses whether it can continue to apply FAS 71 to these operations. If TEP stopped applying FAS 71 to its remaining regulated operations, it would write off the related balances of its regulatory assets as an expense on its income statement. Based on the balances of TEP's regulatory assets at December 31, 2002, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary loss, after-tax, of approximately $233 million. While regulatory orders and market conditions may affect TEP's cash flows, its cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of that regulatory asset.

  RECENT DEVELOPMENTS IN THE ARIZONA REGULATORY ENVIRONMENT

     In February 2002, the ACC consolidated several pending matters related to retail electric competition in order to make a comprehensive reexamination of the Rules. On September 10, 2002, the ACC issued an order that eliminated the requirement that TEP transfer its generating assets to a subsidiary. At the same time, the ACC ordered the parties, including TEP, to develop a competitive bidding process and reduced the amount of power to be acquired in the competitive bidding process to only that portion not supplied by TEP's existing resources.

     On February 27, 2003, the ACC issued an order that defines the process, for the period 2003 through 2006, by which TEP will be required to obtain its capacity and energy requirements beyond what is supplied by TEP's existing resources, which represents approximately 0.5% of its retail load in the first year and increases over the period. This order further requires TEP to bid out short-term energy purchases that it estimates it will make in the 2003 to 2006 period; however, it does not require TEP to purchase any power that it deems to be uneconomical, unreasonable or unreliable. TEP expects to issue requests for proposals in March 2003 and complete the selection process by June 1, 2003.

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

NOTE 3. ACCOUNTING FOR DERIVATIVE INSTRUMENTS, TRADING ACTIVITIES AND HEDGING ACTIVITIES
---------------------------------------------------------------------------
     On January 1, 2001, TEP recorded a $0.5 million after-tax gain in its income statement for the cumulative effect of adopting Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). TEP enters into forward contracts to purchase or sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one month, three months, or one year, within established limits to take advantage of favorable market opportunities. Some of these forward contracts are considered to be derivatives, which TEP marks to market under FAS 133 by recording unrealized gains and losses and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month. However, the majority of TEP's forward contracts are considered normal purchases and sales under FAS 133 and, therefore, are not required to be marked to market. TEP manages the risk of counterparty default by performing financial credit reviews, setting limits monitoring exposures, requiring collateral when needed, and using a standardized agreement which allows for the netting of current period exposures to and from a single counterparty.

     MEG, a wholly-owned subsidiary of Millennium, began operations in November 2001 and enters into swap agreements, options and forward contracts relating to emission allowances and coal. MEG also marks its trading contracts to market under FAS 133 by recording unrealized gains and losses and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month.

     The market prices used to determine fair value for TEP's and MEG's derivative instruments are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value.

     In June 2002, new guidance was issued that requires all realized and unrealized gains and losses on energy-related trading contracts to be shown net in the income statement whether or not physically settled. This guidance is effective for financial statements issued after July 15, 2002, and requires financial statements for all comparative periods to be reclassified to conform to the new presentation. MEG adopted this guidance on July 1, 2002 for its trading activity and reclassified its net realized gains and losses from Other Revenue into a single line in Operating Revenue. The impact of MEG adopting this guidance was immaterial to the financial statements. This guidance does not apply to TEP because TEP's forward contracts are not "energy-related trading contracts" as defined by the guidance.

     TEP's activity in derivative forward contracts and MEG's trading activity are now reported as follows:

   - TEP's unrealized gain/loss on forward sales and purchase contracts is a component of Operating Revenues;
   - TEP's realized gain/loss on forward sales contracts is a component of Electric Wholesale Revenues;
   - TEP's realized gain/loss on forward purchase contracts is a component of Purchased Power; and
   - MEG's unrealized and realized gain/loss on trading activities are components of Operating Revenues.

     During the year ended December 31, 2002, MEG physically settled the purchase of 394,000 Emission Allowances and the sale of 416,000 Emission Allowances under its trading contracts.

     The net pre-tax gains (losses) were as follows:

                                                     Years Ended
                                                     December 31,
                                                   2002      2001
        -------------------------------------------------------------
                                               -Millions of Dollars-

          TEP's derivative forward contracts      $ 0.5    $ (0.5)
          MEG's trading activities                  0.1      (0.1)
        -------------------------------------------------------------
          UniSource Energy                        $ 0.6    $ (0.6)
        =============================================================

     At December 31, 2002, TEP had no open forward contracts that are considered derivatives. At December 31, 2002, the fair value of MEG's trading assets totaled $10.5 million, which is reported in Other Current Assets, and the fair value of MEG's trading liabilities totaled $10.3 million, which is reported in Other Current Liabilities. At December 31, 2001, the fair value of MEG's trading assets was $8.7 million, which is reported in Other Current Assets, and the fair value of TEP's derivative liabilities and MEG's trading liabilities totaled $9.3 million, which is reported in Other Current Liabilities.

     TEP treated certain forward sale and purchase contracts as cash flow hedges when it adopted FAS 133 and recorded an unrealized gain/loss related to these hedges in Other Comprehensive Income. However, during 2001, new guidance was issued by the FASB which provided that certain forward power purchase or sale agreements, including capacity contracts, could be excluded from the requirements of FAS 133. TEP implemented this new guidance in 2001 and determined that the items designated as cash flow hedges upon adoption could be excluded from the FAS 133 requirements. Therefore, as these contracts settled in 2001, TEP reversed the unrealized gain/loss included in Other Comprehensive Income and recorded the realized gain/loss in the income statement. As of December 31, 2002 and December 31, 2001, TEP had no cash flow hedges and, therefore, its balance in Accumulated Other Comprehensive Income was zero.

NOTE 4.  MILLENNIUM ENERGY BUSINESSES
-------------------------------------

     See Note 5 for selected financial data of Millennium.

     At December 31, 2002, Millennium recognized 100% of the losses of the following: Global Solar Energy, Inc. (Global Solar), MicroSat Systems, Inc. (MicroSat), ITN Energy Systems, Inc. (ITN), POWERTRUSION International, Inc. (Powertrusion), and TruePricing, Inc. (TruePricing). At December 31, 2001, Millennium recognized 100% of the losses of the following: Global Solar, Infinite Power Solutions, Inc. (IPS), MicroSat and ITN. At December 31, 2000, Millennium recognized 100% of the losses from Global Solar and IPS. Millennium recognizes 100% of an investment's losses when it, as sole provider of funds, bears all of the financial risk. In addition, when one of these investments becomes profitable, Millennium will recognize 100% of net income to the extent Millennium's recognized losses are greater than Millennium's ownership percentage of such losses.

  ENERGY TECHNOLOGY INVESTMENTS

     We refer to Global Solar, IPS, MicroSat and ITN collectively as Millennium's Energy Technology Investments. In addition to the above, Millennium recognized substantially all of IPS's losses in 2002. In December 2002, IPS received a cash equity contribution from Dow Corning Enterprises, Inc. (Dow Corning). This investment permits Millennium to recognize only its ratable share of losses from the investment going forward.

     Millennium's total investment (capital contributions and loans) in its Energy Technology Investments totaled $18.5 million during 2002.

   - Global Solar is primarily a developer and manufacturer of flexible thin-film photovoltaic cells. Global Solar began limited production of photovoltaic cells in 1999. Target markets for its products include military, space and commercial applications. In 2002, Millennium increased its ownership of Global Solar from 67% to 87%. In addition, Millennium converted $27.4 million of debt and accumulated interest due from Global Solar to an equity contribution. Millennium accounts for the Global Solar investment under the consolidation method. At December 31, 2002, there remained $4.7 million of unfunded commitments from Millennium to Global Solar, of which $3 million was drawn through March 5, 2003.

   - IPS, established in 2000, is a developer of thin-film batteries.  In
     2002, Millennium increased its ownership in IPS from 67% to 77.5%. In 2002, Millennium converted $9.8 million of debt and accumulated interest due from IPS to an equity contribution. In addition, Millennium provided $1 million of equipment to IPS in exchange for equity. In December 2002, Dow Corning provided a corresponding $1 million cash equity contribution. IPS received an additional $1 million equity contribution from Dow Corning on March 4, 2003. Millennium had committed an additional $1.5 million in future funding to IPS. Millennium contributed $1 million of its future funding commitment in January 2003. Millennium accounts for the IPS investment under the consolidation method. Depending on warrant exercise and additional funding from Dow Corning, Millennium anticipates its ownership of IPS will be between 59% and 72%.

   - MicroSat is a space systems company formed in 2001 to develop and commercialize small-scale satellites. Millennium currently owns 49%, but has agreed to reduce its ownership to 35%. Millennium accounts for the MicroSat investment under the equity method. Millennium currently has no further funding commitments to MicroSat.

   - ITN was formed in 2001 to provide research and development and other services to affiliates, government agencies and other third parties. In 2002, Millennium provided $1 million in equity funding. Currently Millennium owns 49%, but has agreed to reduce its ownership to 9%. Because Millennium is the primary funder of ITN's operations, it will continue to account for ITN under the equity method. At December 31, 2002, Millennium had $0.8 million in open funding commitments to ITN, primarily relating to the establishment of a new solid oxide fuel cell subsidiary called Ascent Power Systems.

     Global Solar and IPS have each agreed to provide ITN $1 million in research and development contracting through 2004. Global Solar, MicroSat and ITN have certain government contracts that require them to contribute to the research and development effort under cost share arrangements. Global Solar, MicroSat and ITN's share of costs are expensed as incurred or capitalized in accordance with the terms of the contracts. Global Solar, MicroSat and ITN had the following approximate remaining cost share commitments at:

                                             December 31,
                                        2002     2001     2000
             ---------------------------------------------------
                                        -Millions of Dollars-

              Global Solar             $ 2.6     $   -    $ 1.0
              MicroSat                   6.2       7.7        -
              ITN                        0.9       2.2        -
             ---------------------------------------------------
              Total                    $ 9.7     $ 9.9    $ 1.0
             ===================================================

     Millennium is currently finalizing its ownership and future debt commitments for each of the Energy Technology Investments in order to help ensure that these investments conform to Millennium's business plans. Therefore, Millennium's ownership share is subject to change in 2003. Millennium expects to fund between $7 million and $15 million to its various Energy Technology Investments in 2003. Millennium may commit to provide additional funding to these investments. A significant portion of the funding under these agreements will be used for research and development purposes and administrative costs. As funds are expended for these purposes, Millennium recognizes expense.

  OTHER MILLENNIUM INVESTMENTS AND COMMITMENTS

     Millennium has a $15 million capital commitment to Haddington Energy Partners II LP, a limited partnership that funds energy related investments. As of December 31, 2002, Millennium had funded $6.6 million of this commitment and owns approximately 31% of this entity. The remaining $8.4 million is expected to be funded within the next two to three years. A member of the UniSource Energy Board of Directors has an investment in the limited partnership and is a managing director of the general partner of the limited partnership. Millennium accounts for this investment under the equity method.

     Millennium has a $6 million capital commitment to a venture capital fund that focuses on information technology, microelectronics and biotechnology investments. During 2002, this venture capital fund merged with another fund that focuses on similar investments in Arizona, Southern California, New Mexico, Colorado and Utah. As a result, Millennium owns 14.8% of the merged venture. Millennium uses the cost method to account for this investment. Before the merger, Millennium accounted for this investment under the equity method. Another member of the UniSource Energy Board of Directors is a general partner of the company that manages the fund. At December 31, 2002, Millennium had funded approximately $1 million of the $6 million commitment. Millennium does not currently expect to provide funding to this investment in 2003.

     On July 15, 2002, Millennium invested $20 million in a company created to develop up to 800 megawatts (MW) of coal-fired generation in the Sabinas region of Coahuila, Mexico. Millennium received a 50% share of Carboelectrica Sabinas, S. de R.L. de C.V., a Mexican limited liability company (Sabinas). The other 50% of Sabinas is owned by Altos Hornos de Mexico, S.A. de C.V. (AHMSA) and certain of its affiliates. Sabinas also owns 19.5% of Minerales de Monclova, S.A. de C.V., (Mimosa) an owner of coal and associated gas reserves and a supplier of metallurgical coal to the steel industry and thermal coal to the Mexican electricity commission. Since 1999, both AHMSA and Mimosa are parties to a suspension of payments procedure, under applicable Mexican law, which is the equivalent of a U.S. Chapter 11 proceeding. Under certain circumstances, Millennium has the right to sell (a put option) its interest in Sabinas to an AHMSA affiliate for $20 million plus an accrued service fee. These circumstances include failure of Sabinas to reach financial closing on the generation project within three years. Millennium's put option is secured by collateral with a value currently in excess of $20 million. UniSource Energy's Chairman, President and Chief Executive Officer is a member of the board of directors of AHMSA. In December 2002, Millennium received a return of capital of $0.5 million, bringing Millennium's investment to approximately $19.5 million at December 31, 2002. In addition, in the first quarter of 2003, Millennium received a second $0.5 million also representing a return of capital. Millennium accounts for the Sabinas investment under the equity method, however, Sabinas accounts for the Mimosa investment under the cost method.

     Millennium owns a controlling 50.5% interest in Powertrusion, a manufacturer of lightweight utility poles. During the third quarter of 2002, Millennium provided an additional $2 million of funding to maintain its controlling interest. Millennium accounts for the Powertrusion investment under the consolidation method. In addition, during the third quarter of 2002 Millennium began recognizing 100% of Powertrusion's losses, as it became the sole funder of Powertrusion's operations.

     On April 1, 2002, Millennium invested an additional $2 million in TruePricing, a start-up company established to market energy related products, bringing Millennium's total investment to $3.1 million at December 31, 2002. Following this additional investment, Millennium began recognizing 100% of TruePricing's losses. Millennium accounts for the TruePricing investment under the equity method. In February 2003, Millennium committed to fund up to an additional $1.2 million in equity contributions to TruePricing, of which $0.4 million was funded on March 5, 2003.

     Nations Energy is a wholly-owned subsidiary of Millennium, accounted for under the consolidation method. Through its subsidiaries, Nations Energy has a 40% equity interest in a 43 MW power plant near Panama City, Panama. No impairment was recorded in 2002, however, Nations Energy recorded decreases in the market value of its Panama investment of $0.5 million in 2001 and $3 million in 2000. In 2000, Nations Energy recognized a $3 million deferred tax benefit related to the decreased value. Nations Energy intends to sell its interest in this project, which has a book value of less than $1 million at December 31, 2002.

  NATIONS ENERGY CONTINGENCY

     In September 2001, Nations Energy sold its 26% equity interest in a power project located in Curacao, Netherland Antilles to a subsidiary of Mirant Corporation (Mirant). Nations Energy received $5 million in cash proceeds and an $11 million note receivable from the sale. The note was recorded at its net present value of $8 million, with the discount being amortized to interest income over the five-year life of the note. Millennium utilizes an 8% discount rate, established on the date this note was initiated. The note is included in Investments and Other Property - Other on UniSource Energy's consolidated balance sheet. The note is guaranteed by Mirant Americas, Inc., a subsidiary of Mirant. Payments on the note receivable are expected as follows: $2 million in July 2004, $4 million in July 2005, and $5 million in July 2006.

     In late 2002, the major rating agencies downgraded the ratings of Mirant and certain of its subsidiaries citing Mirant's significantly lower operating cash flow relative to its debt burden coupled with the likelihood that future operating cash flow levels may weaken further. Their ratings are now below investment grade. As of December 31, 2002, Nations Energy's receivable from Mirant is approximately $9 million. We cannot predict what effect the downgrade of Mirant will have on its ability to make its required payments to Nations Energy when due, beginning in July 2004. Nations Energy has not recorded an allowance for doubtful accounts and we will continue to evaluate whether any further ratings events or actions by or to Mirant will impact the collectibility of the receivable.

NOTE 5.  BUSINESS SEGMENTS
--------------------------

     Based on the way we organize our operations and evaluate performance, we have three reportable business segments:
     (1) TEP, an electric utility business, is UniSource Energy's largest subsidiary.
     (2) Millennium holds interests in unregulated energy businesses (see
         Note 4).
     (3) UED, established in 2001, is responsible for developing the expansion project at the Springerville Generating Station. Prior to September 2002, UED owned a 20 MW gas turbine, which it leased to TEP. In September 2002, UED sold the turbine to TEP for its net book value of $15 million.

     Significant reconciling adjustments consist of the elimination of intercompany activity and balances. Millennium recorded revenue from transactions with TEP of $14 million, $13 million and $3 million in 2002, 2001 and 2000, respectively. TEP's related expense is reported in Other Operations and Maintenance expense on its income statement. Millennium's revenue and TEP's related expense are eliminated in UniSource Energy consolidation. Other significant reconciling adjustments include the elimination of the intercompany note between UniSource Energy and TEP, as well as the related interest income and expense; and the elimination of UED's rental income and TEP's rental expense from UED's turbine lease to TEP prior to UED's sale of the turbine to TEP in September 2002.

     As discussed in Note 1, we record our percentage share of the earnings of affiliated companies when we hold a 20% to 50% voting interest, except for investments where we provide all of the financing, in which case we recognize 100% of the losses. See Note 4. Our portion of the net income (loss) of the entities in which TEP and Millennium own a 20-50% interest or have the ability to exercise significant influence is shown below in Net Loss from Equity Method Entities.

     We disclose selected financial data for our business segments in the following tables:

                                    Segments                      UniSource
                             ---------------------   Reconciling    Energy
2002                         TEP   Millennium  UED   Adjustments Consolidated
-----------------------------------------------------------------------------
                                            -Millions of Dollars-
Income Statement
----------------
 Operating Revenues
  - External               $  851  $     5    $    -   $     -       $  856
-----------------------------------------------------------------------------
 Operating Revenues
  - Intersegment                -       14         3       (17)           -
-----------------------------------------------------------------------------
 Depreciation and
  Amortization                124        4         -         -          128
-----------------------------------------------------------------------------
 Amortization of Transition
  Recovery Asset               25        -         -         -           25
-----------------------------------------------------------------------------
 Interest Income               29        1         -        (9)          21
-----------------------------------------------------------------------------
 Net Loss from
  Equity Method Entities       (1)      (3)        -         -           (4)
-----------------------------------------------------------------------------
 Interest Expense             154        1         -         -          155
-----------------------------------------------------------------------------
 Income Tax (Benefit)
  Expense                      35      (15)        1        (4)          17
-----------------------------------------------------------------------------
 Net Income (Loss)             54      (16)        1        (6)          33
-----------------------------------------------------------------------------

Cash Flow Statement
-------------------
 Capital Expenditures        (103)     (10)        -         -         (113)
-----------------------------------------------------------------------------
 Purchase of North Loop Gas
  Turbine from UED            (15)       -        15         -            -
-----------------------------------------------------------------------------
 Investments in and Loans
  to Equity Method Entities     -      (24)        -         -          (24)
-----------------------------------------------------------------------------

Balance Sheet
-------------
 Total Assets               2,614      151        38      (112)       2,691
-----------------------------------------------------------------------------
 Investment in Equity
  Method Entities               6       35         -         -           41
-----------------------------------------------------------------------------

2001
-----------------------------------------------------------------------------
Income Statement
----------------
 Operating Revenues
  - External               $1,409  $     8    $    -   $     -       $1,417
-----------------------------------------------------------------------------
 Operating Revenues
  - Intersegment                -       13         2       (15)           -
-----------------------------------------------------------------------------
 Depreciation and
  Amortization                117        3         -         -          120
-----------------------------------------------------------------------------
 Amortization of Transition
  Recovery Asset               22        -         -         -           22
-----------------------------------------------------------------------------
 Interest Income               21        3         -        (9)          15
-----------------------------------------------------------------------------
 Net Loss from
  Equity Method Entities       (1)     (10)        -         -          (11)
-----------------------------------------------------------------------------
 Interest Expense             159        -         -         -          159
-----------------------------------------------------------------------------
 Income Tax (Benefit)
  Expense                      56       (5)        -        (4)          47
-----------------------------------------------------------------------------
 Net Income (Loss)             75       (9)        1        (6)          61
-----------------------------------------------------------------------------

Cash Flow Statement
-------------------
 Capital Expenditures        (104)     (17)       (1)        -         (122)
-----------------------------------------------------------------------------
 Investments in and Loans
  to Equity Method Entities     -      (18)        -         -          (18)
-----------------------------------------------------------------------------

Balance Sheet
-------------
 Total Assets               2,645      176        27      (101)       2,747
-----------------------------------------------------------------------------
 Investment in Equity
  Method Entities               7       14         -         -           21
-----------------------------------------------------------------------------

2000
-----------------------------------------------------------------------------
Income Statement
----------------
 Operating Revenues
  - External               $1,028  $     6    $    -   $     -       $1,034
-----------------------------------------------------------------------------
 Operating Revenues
  - Intersegment                -        3         -        (3)           -
-----------------------------------------------------------------------------
 Depreciation and
  Amortization                114        -         -         -          114
-----------------------------------------------------------------------------
 Amortization of Transition
  Recovery Asset               17        -         -         -           17
-----------------------------------------------------------------------------
 Interest Income               18        4         -        (8)          14
-----------------------------------------------------------------------------
 Net Loss from
  Equity Method Entities       (2)      (2)        -         -           (4)
-----------------------------------------------------------------------------
 Interest Expense             166        -         -         -          166
-----------------------------------------------------------------------------
 Income Tax (Benefit)
  Expense                      27       (8)        -        (4)          15
-----------------------------------------------------------------------------
 Net Income (Loss)             51       (4)        -        (5)          42
-----------------------------------------------------------------------------

Cash Flow Statement
-------------------
 Capital Expenditures         (98)      (8)        -         -         (106)
-----------------------------------------------------------------------------
 Investments in and Loans
  to Equity Method Entities    (2)     (17)        -         -          (19)
-----------------------------------------------------------------------------

Balance Sheet
-------------
 Total Assets               2,601      167         -       (97)       2,671
-----------------------------------------------------------------------------
 Investment in Equity
  Method Entities               9        6         -         -           15
-----------------------------------------------------------------------------

NOTE 6.  TEP'S UTILITY PLANT AND JOINTLY-OWNED FACILITIES
---------------------------------------------------------

  UTILITY PLANT

     The following table shows TEP's Utility Plant in Service by major class:

                                                     December 31,
                                                 2002           2001
    -------------------------------------------------------------------
                                               -Millions of Dollars-
     Plant in Service:
      Generation Plant                         $ 1,166         $ 1,133
      Transmission Plant                           515             508
      Distribution Plant                           741             692
      General Plant                                130             120
      Intangible Plant                              46              44
      Electric Plant Held for Future Use             1               1
    -------------------------------------------------------------------
       Total Plant in Service                  $ 2,599         $ 2,498
    ===================================================================
     Utility Plant under Capital Leases        $   747         $   741
    ===================================================================

     Intangible Plant primarily represents computer software costs. TEP's unamortized computer software costs were $28 million and $30 million as of December 31, 2002 and 2001, respectively.

     All Utility Plant under Capital Leases is used in TEP's generation operations.

     The depreciable lives currently used by TEP are as follows:

      Major Class of Utility Plant in Service:    Depreciable Lives:
     ----------------------------------------------------------------
        Generation Plant                           23-60 years
        Transmission Plant                         10-50 years
        Distribution Plant                         24-60 years
        General Plant                              5-45 years
        Intangible Plant                           3-10 years

     In the second quarter of 2002, TEP increased its estimates of useful lives from 40 years to 60 years for its Irvington Generating Station gas-fired generating units and from 25 years to 40 years for its internal combustion turbines. These changes in estimates decreased depreciation expense by approximately $3 million for the year ended December 31, 2002. TEP continues to evaluate the depreciable lives of its other generating stations.

     See TEP Utility Plant in Note 1 and TEP Capital Lease Obligations in
Note 7.

  JOINTLY-OWNED FACILITIES

     At December 31, 2002, TEP's interests in generating stations and transmission systems that are jointly-owned with other utilities were as follows:

                                Percent    Plant   Construction
                                Owned by    in       Work in    Accumulated
                                  TEP     Service*   Progress   Depreciation
-----------------------------------------------------------------------------
                                          -Millions of Dollars-

 San Juan Units 1 and 2          50.0%     $  289      $    9        $  228
 Navajo Station Units 1,2 and 3   7.5         125           2            72
 Four Corners Units 4 and 5       7.0          79           2            73
 Transmission Facilities      7.5 to 95.0     225           -           152
-----------------------------------------------------------------------------
   Total                                   $  718      $   13        $  525
=============================================================================

     *Included in Utility Plant shown above.

     TEP has financed or provided funds for the above facilities and TEP's share of their operating expenses is reflected in the income statements. See
Note 10 for commitments related to TEP's jointly-owned facilities.

NOTE 7.  DEBT AND CAPITAL LEASE OBLIGATIONS
-------------------------------------------

  TEP LONG-TERM DEBT

     Long-term debt matures more than one year from the date of the financial statements. We summarize our long-term debt in the statements of capitalization.

     TEP made the required sinking fund payments of $2 million on its First Mortgage IDBs in each of 2002 and 2001. TEP redeemed $0.4 million of its 8.5% First Mortgage Bonds in 2002 and $0.2 million in 2001. TEP did not issue any new bonds in 2002 or 2001.

     During 2000, TEP repaid as scheduled $47 million of its 12.22% Series First Mortgage Bonds. Also during 2000, TEP redeemed $2 million of its 7.5% First Collateral Trust Bonds at a discount and made required sinking fund payments on First Mortgage Bonds of $2 million.

  TEP OTHER DEBT AND AGREEMENTS

     First and Second Mortgage
     -------------------------

     TEP's first and second mortgage indentures are collateralized by a $956 million lien on TEP's utility plant, with the exception of Springerville Unit
2. San Carlos Resources Inc., a wholly-owned subsidiary of TEP, holds title to Springerville Unit 2. Utility Plant under Capital Leases is not subject to such liens or available to TEP creditors, other than the lessors.

     Bank Credit Agreement
     ---------------------

     In November 2002, TEP entered into a new $401 million Credit Agreement to replace the credit facilities provided under its then existing $441 million Credit Agreement that would have expired December 30, 2002. The new agreement provides a $60 million Revolving Credit Facility and two Letter of Credit facilities (Tranche A and Tranche B; collectively, LOC) totaling $341 million. The Revolving Credit Facility, used to provide liquidity for general corporate purposes, is a 364-day facility that expires on November 13, 2003. The LOC secures the payment of principal and interest on $329 million of tax-exempt variable rate bonds (IDBs). Tranche A provides $135 million and expires in January 2006; Tranche B provides $206 million and expires in November 2006. The new facilities are collateralized by $401 million of Second Mortgage Bonds.

     The new Credit Agreement contains a number of restrictive covenants that are similar to TEP's previous credit agreement, including restrictions on additional indebtedness, liens, sale of assets or mergers and sale-leasebacks. The new Credit Agreement, like the prior agreement, also contains several financial covenants including net worth, cash coverage and leverage tests. As of December 31, 2002, TEP was in compliance with these financial covenants.

     At December 31, 2002 and 2001, TEP had no outstanding borrowings under these facilities. When TEP borrows under the Revolving Credit Facility, the borrowing costs are at a variable interest rate consisting of a spread over LIBOR or an alternate base rate. The spread is based upon a pricing grid tied to TEP's credit ratings. Also, TEP pays an annual commitment fee on the unused portion of the Revolving Credit Facility and a fee on the LOC facilities. The chart below shows the per annum rates and fees in effect on TEP's Credit Facilities as of December 31, 2002, based on its credit ratings, as well as the possible range of rates and fees if TEP's credit ratings were to change:
                                    Current Rate/         Range of
                                         Fee             Rates/Fees
                                   --------------       ------------
Revolving Credit Facility
 -Commitment Fee                        0.35%          0.25% to 0.40%
 -Borrowing Rate (spread over LIBOR)    4.00%          3.50% to 4.25%
Tranche A LOCs (including LOC
  Fronting Fee)                         4.25%          3.75% to 4.50%
Tranche B LOCs (including LOC
  Fronting Fee)                         5.75%               5.75%

     The $329 million in aggregate principal amount of tax-exempt variable rate debt that is supported by the LOCs was classified as short-term debt at December 31, 2001 because the previous letter of credit facility matured on December 30, 2002. When the new LOCs were issued in November 2002, TEP classified the bonds as long-term debt because the new LOCs mature in 2006.

  TEP CAPITAL LEASE OBLIGATIONS

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

     Springerville Lease Debt and Equity
     -----------------------------------

     TEP purchased a 13% ownership interest in the Springerville Coal Handling Facilities Leases for $13 million in December 2001 and all $96 million of the debt related to these capital leases in January 2002. In March 2002, TEP terminated the lease related to its equity interest and cancelled the associated debt. As a result of the lease termination, TEP recorded a $21 million reduction to the capital lease obligation, a $27 million reduction of its investment, and a $6 million increase in the capital lease asset, which represents the residual value of TEP's interest in the leased asset and is carried at cost. At December 31, 2002 and December 31, 2001, TEP held $84 million and $13 million, respectively, of Springerville Coal Handling Facilities lease debt and equity.

     In addition, TEP purchased $36 million of Springerville Unit 1 lease debt in 2002. At December 31, 2002 and December 31, 2001, TEP held $108 million and $71 million, respectively, of Springerville Unit 1 lease debt.

     TEP recognizes interest income on these investments. TEP's purchases of lease debt and equity are reflected in investing activities on TEP's cash flow statements.

  TEP MATURITIES AND SINKING FUND REQUIREMENTS

     TEP's long-term debt, including sinking funds, and lease obligations mature on the following dates:

                                            Scheduled
                               IDBs         Long-Term      Capital
                            Supported by      Debt          Lease
                               LOCs        Retirements   Obligations   Total
     ------------------------------------------------------------------------
                                         -Millions of Dollars-

       2003                    $    -       $    2         $  121     $  123
       2004                         -            2            124        126
       2005                         -            2            125        127
       2006                       329           21            127        477
       2007                         -            1            128        129
     ------------------------------------------------------------------------
       Total 2003 - 2007          329           28            625        982
       Thereafter                   -          773            965      1,738
       Less: Imputed Interest       -            -           (746)      (746)
     ------------------------------------------------------------------------
       Total                   $  329       $  801         $  844     $1,974
     ========================================================================

     In addition to the capital lease obligations above, TEP must ensure $70 million of notes underlying the Springerville Common Facilities Leases are refinanced by June 30, 2003 to avoid a special event of loss under the lease. This special event of loss would require TEP to repurchase the property leased under the Springerville Common Facilities Leases at the higher of the stipulated loss value of $125 million or the fair market value of the facilities. Upon such purchase, the lease would be terminated.

  MEG LINE OF CREDIT

     MEG has a $5 million bank line of credit for the purpose of issuing letters of credit to counterparties to support its emission allowance and coal trading activities. as of December 31, 2002, MEG had $2 million in outstanding LOCS. this facility expires in August 2004.

NOTE 8.  FAIR VALUE OF TEP'S FINANCIAL INSTRUMENTS
---------------------------------------------------

     The carrying values and fair values of TEP's financial instruments are as follows:

                                                     December 31,
                                            2002                   2001
-----------------------------------------------------------------------------
                                     Carrying    Fair      Carrying     Fair
                                      Value      Value       Value      Value
-----------------------------------------------------------------------------
                                              -Millions of Dollars-
  Assets:
    Springerville Lease Debt
     Securities (Included in
     Investments and Other Property)   $ 192    $ 196       $  71     $  74
    Springerville Lease Ownership
     Interest (Included in
     Investments and Other Property)       -        -          13        13

  Liabilities:
    First Mortgage Bonds - Fixed Rate:
      Corporate                           27       28          28        28
      Industrial Development Revenue
       Bonds (IDBs)                       57       57          58        59
      First Collateral Trust Bonds       138      140         138       138
    Second Mortgage Bonds - IDBs
     (Variable Rate)                     329      329         329       329
    Unsecured IDBs - Fixed Rate          579      569         579       534
-----------------------------------------------------------------------------

     See Note 7 for a description of TEP's 2002 investment in Springerville Lease Debt. TEP intends to hold the $192 million investment in Springerville Lease Debt Securities to maturity ($53 million matures through January 1, 2009, $84 million matures through July 1, 2011, and $55 million matures through January 1, 2013). This investment is stated at amortized cost, which means the purchase cost has been adjusted for the amortization of the premium and discount to maturity. TEP bases the fair value of this investment on quoted market prices for the same or similar debt.

     TEP considers the principal amounts of variable rate debt outstanding to be reasonable estimates of their fair value. TEP determined the fair value of its fixed rate obligations including the Corporate First Mortgage Bonds, the First Mortgage Bonds-IDBs, First Collateral Trust Bonds and the Unsecured IDBs by calculating the present value of the cash flows of each fixed rate obligation. TEP used a rate consistent with market yields generally available as of December 2002 for 2002 amounts and December 2001 for 2001 amounts for bonds with similar characteristics with respect to credit rating, time-to-maturity, and the tax status of the bond coupon for federal income tax purposes. The use of different market assumptions and/or estimation methodologies may yield different estimated fair value amounts.

     The carrying amounts of our current assets and liabilities approximate fair value.

NOTE 9.  STOCKHOLDERS' EQUITY
-----------------------------

  DIVIDEND LIMITATIONS

     UniSource Energy
     ----------------

     In February 2003, UniSource Energy declared a quarterly dividend to the shareholders of $0.15 per share of UniSource Energy Common Stock. The dividend, totaling approximately $5 million, will be paid on March 7, 2003 to common shareholders of record as of February 21, 2003. In 2002, UniSource Energy paid quarterly dividends to the shareholders of $0.125 per share, for a total of $0.50 per share, or $17 million, for the year. During 2001, UniSource Energy paid quarterly dividends to the shareholders of $0.10 per share, for a total of $0.40 per share, or $13 million, for the year. During 2000, UniSource Energy paid quarterly dividends to the shareholders of $0.08 per share, for a total of $0.32 per share, or $10 million, for the year.

     Our ability to pay cash dividends on common stock outstanding depends, in part, upon cash flows from our subsidiaries: TEP, Millennium and UED.

     TEP
     ---

     TEP paid dividends of $35 million in 2002, $50 million in 2001, and $30 million in 2000. UniSource Energy is the primary holder of TEP's common stock. TEP met the following requirements before paying these dividends:

   - Bank Credit Agreement

     During 2000 through 2002, TEP's bank Credit Agreement allowed TEP to pay dividends as long as TEP maintained compliance with the agreement and met its financial covenants. TEP's new Credit Agreement as of November 2002 applies those same restrictions as well as restricting TEP's dividends to 65% of TEP's consolidated net income for the immediately preceding fiscal year, as long as the Tranche B LOCs are outstanding.

   - ACC Holding Company Order

     The ACC Holding Company Order does not allow TEP to pay dividends in excess of 75% of its annual earnings until TEP's equity ratio equals 37.5% of total capitalization, excluding capital lease obligations.

   - Federal Power Act

     This Act states that dividends shall not be paid out of funds properly included in capital accounts. TEP's 2002, 2001 and 2000 dividends were paid from current year earnings.

     Millennium and UED
     ------------------

     Millennium did not pay any dividends to UniSource Energy in 2002, 2001 or 2000. UED has not paid any dividends to UniSource Energy. Millennium and UED have no dividend restrictions.

  WARRANTS

     UniSource Energy
     ----------------

     At December 31, 2002 and 2001, UniSource Energy had no outstanding warrants. In December 2000, 791,966 UniSource Energy Warrants, that were scheduled to expire on December 15, 2000, were exercised resulting in a $13 million increase in common stock equity. The remaining 700,445 warrants expired unexercised.

     TEP
     ---

     At December 31, 2002, TEP had no outstanding warrants. On December 15, 2002, 4.6 million TEP Warrants expired unexercised. UniSource Energy is the primary holder of the common stock of TEP and TEP common stock is not publicly traded.

  UNISOURCE ENERGY SHAREHOLDER RIGHTS PLAN

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

  UNISOURCE ENERGY POTENTIAL COMMON STOCK ISSUE

     On February 21, 2003, we filed a "shelf" registration statement on Form S-3 to issue up to 4 million shares of UniSource Energy Common Stock.

NOTE 10.  COMMITMENTS AND CONTINGENCIES
---------------------------------------

  TEP COMMITMENTS

     Fuel Purchase and Transportation Commitments
     --------------------------------------------

     TEP has several long-term contracts for the purchase and transportation of coal with expiration dates from 2004 through 2017. The total amount paid under these contracts depends on the number of tons of coal purchased and transported. All of these contracts (i) include a price adjustment clause that will affect the future cost of coal and (ii) require TEP to pay a take-or-pay charge if certain minimum quantities of coal are not purchased and/or transported. TEP's present fuel requirements are in excess of the take-or-pay minimums. However, sometimes TEP has purchased coal from other suppliers, resulting in take-or-pay minimum charges, but a lower overall cost of fuel. TEP made payments under these contracts of $161 million in 2002, $173 million in 2001, and $157 million in 2000.

     TEP entered into a Gas Procurement Agreement with Southwest Gas Corporation effective June 1, 2001 with a primary term of five years. The contract provides for a minimum volume obligation during the first two years of 10 million MMBtus annually. TEP made payments under this contract of $33 million in 2002 and $28 million in 2001.

     At December 31, 2002, TEP estimates its future minimum payments under these contracts to be:

                        Total Contractual
                           Obligations
       --------------------------------------
                      -Millions of Dollars-
        2003                  $  81
        2004                     78
        2005                     75
        2006                     72
        2007                     72
       --------------------------------------
        Total 2003 - 2007       378
        Thereafter              278
       --------------------------------------
        Total                 $ 656
       ======================================

     Irvington Coal Contract Termination
     -----------------------------------

     In the third quarter of 2002, TEP terminated a coal supply agreement for the Irvington Generating Station. As a result, TEP recorded a pre-tax charge of $11.3 million and made an $11.3 million payment in the third quarter of 2002. The additional expense was mitigated by TEP not being required to make a take-or-pay penalty payment of approximately $3.5 million for the year 2002 and subsequent years.

     San Juan Coal Contract Amendment
     --------------------------------

     In September 2000, to reduce fuel costs over the next 17 years, TEP terminated the San Juan Generating Station's coal supply contract and entered into a new coal supply contract, replacing two surface mining operations with one underground operation. To terminate the contract, TEP was required to make a $15 million payment in January 2003. In September 2000, as a result of this scheduled payment, TEP recorded a pre-tax $13 million Coal Contract Amendment Fee expense and a non-current liability which equaled the present value of the $15 million payment. TEP recognized interest expense, included in the Interest Imputed on Losses Recorded at Present Value line item on the income statements, and increased its liability until the payment was made in December 2002. On a net present value basis, TEP expects the fuel savings to significantly exceed the $15 million payment over the original term of the contract.

     Operating Leases
     ----------------

     TEP and Millennium have entered into operating leases, primarily for office facilities and computer equipment, with varying terms, provisions, and expiration dates. UniSource Energy's consolidated operating lease expense was $3 million for each of 2002, 2001 and 2000. TEP's operating lease expense was $2 million for each of 2002, 2001 and 2000. UniSource Energy and TEP's estimated future minimum payments under non-cancelable operating leases at December 31, 2002 are as follows:

                             UniSource
                               Energy
                           Consolidated     TEP
       -------------------------------------------
                           -Millions of Dollars-
        2003                  $  3          $  2
        2004                     2             1
        2005                     1             1
        2006                     1             1
        2007                     1             1
       -------------------------------------------
        Total 2003 - 2007        8             6
        Thereafter               3             3
       -------------------------------------------
        Total                 $ 11          $  9
       ===========================================

     Environmental Regulation
     ------------------------

     The 1990 Federal Clean Air Act Amendments require reductions of SO2 and nitrogen oxide (NOx) emissions in two phases, more complex facility permits and other requirements. TEP is subject only to Phase II of the SO2 and NOx emission reductions which was effective January 1, 2000. All of TEP's generating facilities (except existing internal combustion turbines) are affected. TEP spent approximately $2.5 million in 2002, approximately $2 million in 2001 and approximately $1 million in 2000 and expects to spend approximately $2 million annually in 2003 and 2004 to comply with these requirements.

     In 1993, TEP's generating units affected by Phase II were allocated
SO2 Emission Allowances based on past operational history. Beginning in the year 2000, Phase II generating units were required to hold Emission Allowances equal to the level of emissions in the compliance year or pay penalties and offset excess emissions in future years. TEP had sufficient Emission Allowances to comply with the Phase II SO2 regulations for compliance year 2002. However, due to increased energy output, TEP may have to purchase additional Emission Allowances for future compliance years. Based on current estimates of additional required Emission Allowances and market prices, TEP believes that purchases of Emission Allowances will not have a material effect on TEP.

     The EPA has issued a determination that coal and oil-fired electric utility steam generating units must control their mercury emissions. Final regulations are expected to be issued in 2004. TEP may incur additional costs to comply with recent and future changes in federal and state environmental laws, regulations and permit requirements at existing electric generating facilities. Compliance with these changes may result in a reduction in operating efficiency.

  MILLENNIUM COMMITMENTS AND CONTINGENCY

     See Note 4 for a description of Millennium's commitments and contingency.

  UED COMMITMENTS

     UED and Salt River Project Agricultural Improvement and Power District
(SRP) entered into a Joint Development Agreement in October 2001 to develop two 400 MW coal-fired units at TEP's existing Springerville Station. As a result of recent developments, UED and SRP are modifying the Joint Development Agreement to provide for the purchase by SRP of a specified amount of power from Unit 3 and an option for SRP to own Unit 4. UED and SRP each committed project development funding for professional services and other third party costs. As of December 31, 2002, SRP met its funding commitment for the project. Tri-State Generation and Transmission Association, Inc. (Tri-State) has agreed to purchase the remaining power from Unit 3. Tri-State and UED signed a Development Cost Agreement in January 2003 to each share 50% of the remaining development costs of Unit 3 effective from November 6, 2002 until financial closing. At December 31, 2002, capitalized project development costs on UED's balance sheet were approximately $22.4 million. Management believes it is probable that UED will proceed with this project. If the project does not proceed, the capitalized project development costs will be immediately expensed.

  TEP CONTINGENCIES

     Springerville Generating Station Complaint
     ------------------------------------------

     Environmental activist groups have expressed concerns regarding the construction of any new units at the Springerville Station. In January 2003, environmental activist groups appealed an ACC Order affirming the ACC's approval of the expansion at Springerville Station to the Superior Court of the State of Arizona. Additionally, in November 2001, the Grand Canyon Trust
(GCT), an environmental activist group filed a complaint in U.S. District Court against TEP for alleged violations of the Clean Air Act at the Springerville Generating Station. The complaint alleged that more stringent emission standards should apply to Units 1 and 2 and that new permits and the installation of additional facilities meeting Best Available Control Technology standards are required for the continued operation of Units 1 and 2 in accordance with applicable law. TEP believes the claims by the GCT are without merit and will vigorously contest them.

     In 2002, the U.S. District Court granted TEP's motion for summary judgment on one of the primary issues in the case: whether TEP commenced construction within 18 months and/or by March 19, 1979, after the original 1977 air permit covering Units 1 and 2 was issued. The Court found that TEP had commenced construction of the Springerville Generating Station in the time periods required by the original permits. There were two remaining allegations: that (a) TEP discontinued construction for a period of 18 months or longer and did not complete construction in a reasonable period of time, and (b) TEP did not commence construction, for purposes of New Source Performance Standard applicability, by September 18, 1978.
On March 4, 2003, the U.S. District Court determined that the GCT had not commenced the case on a timely basis and dismissed the case.

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

     The San Juan Coal Company has informed Public Service Company of New Mexico (PNM) that it intends to strongly dispute the litigation. TEP cannot predict the ultimate outcome of this litigation, or whether it will adversely affect the amount of coal available or cost of coal to San Juan. TEP does not expect resolution of this litigation to be material to TEP as a 19.8% owner of San Juan.

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

     Environmental Reclamation
     -------------------------

     TEP pays on-going reclamation costs at each of its remote generating stations, and it is reasonably possible that we may have to pay a portion of final reclamation costs as the coal companies from which the remote generating stations purchase coal undertake final reclamation of their mines. As amounts become known and probable, we will record a liability for final reclamation.

  GUARANTEES AND INDEMNITIES

     In the normal course of business, UniSource Energy and certain subsidiaries, including TEP, enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. The most significant of these guarantees supports up to approximately $3.5 million in commodity-related payments for MEG at December 31, 2002. To the extent liabilities exist under the contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.

     In addition, UniSource Energy and its subsidiaries have indemnified the purchasers of interests in certain investments from additional taxes due for years prior to the sale. The terms of the indemnifications provide for no limitation on potential future payments; however, we believe that we have abided by all tax laws and paid all tax obligations. We have not made any payments under the terms of these indemnifications to date.

     We believe that the likelihood UniSource Energy or TEP would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.

  RESOLUTION OF TEP CONTINGENCIES

     Income Tax Assessments
     ----------------------

     In 2002, the IRS audit for 1997-2000 was settled, and after reviewing the impact of the audit findings as well as the effect of tax positions established in relation to future tax years, TEP reversed $1 million of the deferred tax valuation allowance. See Note 12.

     In 2000, the IRS issued an income tax assessment for the 1994, 1995 and 1996 tax years. After reviewing the impact of these items on TEP's accrued tax liabilities, TEP reversed $1 million of the deferred tax valuation allowance in 2000. See Note 12. The audit for such period was settled in 2001, and after reviewing the impact of the final assessment on TEP's accrued tax liabilities and the potential for assessments related to later tax years, no further adjustments to the deferred tax valuation allowance were deemed necessary in 2001.

     In February 1998, the IRS issued an income tax assessment for the 1992 and 1993 tax years. The IRS challenged TEP's treatment of various items relating to a 1992 financial restructuring, including the amount of net operating loss (NOL) and investment tax credit (ITC) generated before December 1991 that may be used to reduce taxes in future periods. In 2000, TEP settled the 1992 and 1993 audits. After reviewing the impact of these items on its accrued tax liabilities, TEP reversed $7 million of the deferred tax valuation allowance in 2000. See Note 12.

     ACC Order on the Sierrita Contract
     ----------------------------------

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

NOTE 11.  Wholesale Accounts Receivable and Allowances
------------------------------------------------------

     At December 31, 2002 and December 31, 2001, TEP's Accounts Receivable on the balance sheet is net of an $8.4 million allowance for uncollectible receivables related to 2000 and 2001 sales to the California Power Exchange
(CPX), the California Independent System Operator (CISO) and Enron Corp. and certain of its affiliates (Enron). The receivable from the CPX and the CISO is $16 million and the receivable from Enron is $0.8 million. This allowance reflects a 50% reserve on amounts unpaid from the CPX, the CISO and Enron. The reserve for the receivable from Enron was recorded in 2001.

     TEP's collection shortfall from the CPX and CISO was approximately $9 million for sales made in 2000 and $7 million for sales made in 2001. We recorded an allowance for doubtful accounts for the full amount of these uncollected amounts in the fourth quarter of 2000 and the first quarter of 2001, totaling $16 million. In the fourth quarter of 2001, we decreased the reserve by $8 million, or 50%, of the outstanding receivable because the following events which occurred in late 2001 caused us to believe that it is probable that TEP will collect at least 50% of this aggregate outstanding net receivable: (a) the stabilization of the power markets, (b) rate increases achieved by Pacific Gas and Electric Company (PG&E) and Southern California Edison Company (SCE), (c) settlements made by California utilities with various power providers, and (d) data in filings of FERC refund hearings.
SCE publicly disclosed that on March 1, 2002, it obtained financing and made payments so that it has no material undisputed obligations that are past due or in default. These payments included a payment to the CPX; however, TEP has not received a corresponding payment from the CPX.

     There are several other outstanding legal issues, complaints and lawsuits concerning the California energy crisis related to the FERC, wholesale power suppliers, SCE, PG&E, the CPX and the CISO, and concerning Enron. In August 2002, the FERC staff proposed revised calculations to determine amounts due from the CPX and the CISO, based on concern that natural gas prices were manipulated. If we were to apply these proposed adjustments to amounts due to TEP, TEP could receive as little as $4 million, plus interest, of the amounts due from the CPX and the CISO. The FERC has not yet confirmed or rejected the calculation proposed by its staff. Under earlier calculations proposed by the FERC staff, TEP could receive up to $11 million plus interest. A FERC administrative law judge has issued a proposed finding under which TEP would receive approximately $8.4 million, plus interest. This represents amounts owed to TEP, net of TEP's estimated refund liability. The FERC is accepting additional information and is expected to issue a ruling on the recommended order later in 2003. We cannot predict the outcome of these issues or lawsuits. We believe, however, that TEP is adequately reserved for its transactions with the CPX, the CISO and Enron.

     TEP's Accounts Receivable from Electric Wholesale Revenues, net of allowances, totaled $31 million at December 31, 2002 and $70 million at December 31, 2001. These amounts are included in Accounts Receivable on the balance sheet. Excluding the receivables from the CPX, the CISO and Enron, as described above, substantially all of the December 31, 2002 wholesale receivable balance has been collected as of the date of this filing.

NOTE 12.  INCOME TAXES
----------------------

     Deferred tax assets (liabilities) consist of the following:

                                      UniSource Energy             TEP
                                     ------------------     -----------------
                                        December 31,            December 31,
                                       2002      2001          2002     2001
-----------------------------------------------------------------------------
                                              -Millions of Dollars-
 Gross Deferred Income Tax Liabilities
  Electric Plant - Net                 $(397)    $(398)      $(397)    $(398)
  Income Taxes Recoverable Through
   Future Revenues Regulatory Asset      (23)      (25)        (23)      (25)
  Transition Recovery Asset             (122)     (131)       (122)     (131)
  Other                                  (26)      (59)        (24)      (26)
-----------------------------------------------------------------------------
    Gross Deferred Income Tax
     Liability                          (568)     (613)       (566)     (580)
-----------------------------------------------------------------------------
 Gross Deferred Income Tax Assets
  Capital Lease Obligations              334       346         334       346
  Net Operating Loss Carryforwards         7        46           1        34
  Investment Tax Credit Carryforwards      6         9           6         9
  Alternative Minimum Tax                 91        91          88        78
  Accrued Pension Liabilities             16        14          16        14
  Emission Allowance Inventory            15        15          15        15
  Coal Contract Termination Fees          18        19          18        19
  Springerville Coal Handling Facility     9         -           9         -
  Other                                   69        64          44        36
-----------------------------------------------------------------------------
    Gross Deferred Income Tax Asset      565       604         531       551
    Deferred Tax Assets Valuation
     Allowance                           (16)      (17)        (16)      (17)
-----------------------------------------------------------------------------
      Net Deferred Income Tax
       Liability                       $ (19)    $ (26)      $ (51)    $ (46)
=============================================================================

     The net deferred income tax liability is included in the balance sheets in the following accounts:

                                        UniSource Energy            TEP
                                       ------------------    ----------------
                                           December 31,         December 31,
                                         2002      2001        2002     2001
-----------------------------------------------------------------------------
                                                 -Millions of Dollars-
 Deferred Income Taxes - Current
  Assets                               $  16     $  11        $  16    $   5
 Deferred Income Taxes - Noncurrent
  Liabilities                            (35)      (37)         (67)     (51)
-----------------------------------------------------------------------------
   Net Deferred Income Tax Liability   $ (19)    $ (26)       $ (51)   $ (46)
=============================================================================

     We record deferred tax liabilities for amounts that will increase income taxes on future tax returns. We record deferred tax assets for amounts that could be used to reduce income taxes on future tax returns. We record a Deferred Tax Assets Valuation Allowance for the amount of Deferred Tax Assets that we may not be able to use on future tax returns. We estimate the valuation allowance based on our interpretation of the tax rules, prior tax audits, tax planning strategies, scheduled reversal of deferred tax liabilities, and projected future taxable income. The valuation allowance of $16 million at December 31, 2002, which reduces the Deferred Tax Asset balance, relates to NOL and ITC carryforward amounts. In the future if TEP determines that TEP should be able to use all or a portion of these amounts on tax returns, then TEP would reduce the valuation allowance and recognize a tax benefit up to $16 million. Factors that could cause TEP to recognize the tax benefit include new or additional guidance through tax regulations, tax rulings, case law and/or the use of such benefits on future tax returns.

     In 2002, the Deferred Tax Assets Valuation Allowance decreased $1
million due primarily to the settlement of audits.   In 2001, there was no
change in the Deferred Tax Assets Valuation Allowance. In 2000, the Deferred Tax Assets Valuation Allowance decreased $8 million due primarily to the improved likelihood of utilization of tax items.

     TEP had a net intercompany tax receivable (payable) from affiliates of zero at December 31, 2002 and ($5.0) million at December 31, 2001. These amounts are included in TEP's intercompany accounts on its balance sheet.

     In 2002, UniSource Energy recognized a tax benefit of $1.5 million as a result of final agreement with the IRS on audit issues and a tax benefit of $1.0 million from recognition of losses generated by the sale of a Nations Energy foreign entity. These amounts are included in current and deferred tax expense (benefit) in the following table.

     Income tax expense (benefit) included in the income statements consists of the following:

                                     UniSource Energy             TEP
                                   --------------------  --------------------
                                            Years Ended December 31,
                                    2002   2001   2000    2002   2001   2000
-----------------------------------------------------------------------------
                                              -Millions of Dollars-
  Current Tax Expense
    Federal                         $ 19   $ 24   $ 14    $ 22   $ 25   $ 16
    State                              7     11      4       8     11      6
-----------------------------------------------------------------------------
      Total                           26     35     18      30     36     22
  Deferred Tax Expense (Benefit)
    Federal                           (1)    16      6       9     22     13
    State                             (7)    (4)    (1)     (3)    (2)     -
-----------------------------------------------------------------------------
      Total                           (8)    12      5       6     20     13
-----------------------------------------------------------------------------
  Reduction in Valuation
   Allowance - Benefit                (1)     -     (8)     (1)     -     (8)
-----------------------------------------------------------------------------
Total Federal and State Income
 Tax Expense                        $ 17   $ 47   $ 15    $ 35   $ 56   $ 27
-----------------------------------------------------------------------------

     The differences between the income tax expense and the amount obtained by multiplying pre-tax income by the U.S. statutory federal income tax rate of 35% are as follows:

                                     UniSource Energy             TEP
                                   --------------------  --------------------
                                            Years Ended December 31,

                                    2002   2001   2000    2002   2001   2000
-----------------------------------------------------------------------------
                                             -Millions of Dollars-
Federal Income Tax Expense at


 Statutory Rate                     $ 18   $ 38   $ 20    $ 32   $ 46   $ 27
  State Income Tax Expense, Net
   of Federal Deduction                2      5      3       4      6      4
  Depreciation Differences (Flow
   Through Basis)                      4      5      5       4      5      5
  Federal/State Credits               (4)     -      -      (4)     -      -
  Reduction in Valuation
   Allowance - Benefit                (1)     -     (8)     (1)     -     (8)
  Foreign Operations of Millennium
   Energy Businesses                   -     (1)    (3)      -      -      -
  Other                               (2)     -     (2)      -     (1)    (1)
-----------------------------------------------------------------------------
Total Federal and State Income
 Tax Expense                        $ 17   $ 47   $ 15    $ 35   $ 56   $ 27
=============================================================================

     The Total Federal and State Income Tax Expense in the tables above is included on UniSource Energy and TEP's income statements. In addition, TEP recorded a $2.6 million income tax benefit related to its minimum pension liability at December 31, 2002 (see Note 13). This income tax benefit is included in UniSource Energy and TEP's other comprehensive income at December 31, 2002.

     At December 31, 2002, UniSource Energy and TEP had, for consolidated federal income tax filing purposes:

   - $21 million of NOL carryforwards expiring in 2006 through 2009;
   - $6 million of unused ITC expiring in 2003 through 2022; and
   - $91 million of AMT credit which will carry forward to future years.

     Due to the issuance of common stock to various creditors of TEP in 1992, a change in TEP's ownership was deemed to have occurred for tax purposes in December 1991. As a result, TEP's use of the NOL and ITC generated before 1992 is limited under the tax code. At December 31, 2002, pre-1992 federal NOL and ITC carryforwards which are subject to the limitation were approximately $21 million and $4 million, respectively. We had $2 million of ITC not subject to the limitation. Because of the appropriate valuation allowance amounts recorded, we do not expect these annual limitations to have a material adverse impact on the financial statements.

NOTE 13.  EMPLOYEE BENEFITS PLANS
---------------------------------

  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

     TEP maintains noncontributory, defined benefit pension plans for all regular employees. Benefits are based on years of service and the employee's average compensation. TEP makes annual contributions to the plans sufficient to meet the minimum funding requirements set forth by the Employee Retirement Income Security Act of 1974, plus such additional tax deductible amounts as may be advisable. Additionally, TEP provides supplemental retirement benefits to certain employees whose benefits are limited by IRS benefit or compensation limitations.

     TEP also provides health care and life insurance benefits for retirees. All regular employees may become eligible for these benefits if they reach retirement age while working for TEP. The ACC allows TEP to recover postretirement costs through rates only as benefit payments are made to or on behalf of retirees. The postretirement benefits are currently funded entirely on a pay-as-you-go basis. Under current accounting guidance, TEP cannot record a regulatory asset for the excess of expense calculated per Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, over actual benefit payments.

     TEP amended its other postretirement benefit plan as of January 1, 2003, capping its annual cost for Post-Medicare coverage for both current classified retirees under age 65 and all classified employees retiring after December 31, 2002. As of June 1, 2001, TEP amended this plan to eliminate post-65 medical benefits for salaried employees retiring after January 1, 2002 and cap Medicare supplement payments for salaried retirees under age 65. These amendments required TEP to recalculate benefits related to participants' past service. TEP is amortizing the change in the benefit cost from these plan amendments on a straight-line basis over 10 years.

     The actuarial present values of the pension benefit obligations and other postretirement benefit plan were measured at December 1. The change in benefit obligation and plan assets and reconciliation of the funded status are as follows:

                                                         Other Postretirement
                                      Pension Benefits          Benefits
                                      ----------------    -------------------
                                              Years Ended December 31,
                                       2002      2001        2002      2001
-----------------------------------------------------------------------------
                                             -Millions of Dollars-
Change in Benefit Obligation
  Benefit Obligation at
   Beginning of Year                 $ 117     $ 102        $  59      $  64
  Actuarial (Gain) Loss                 10         9            8          1


  Interest Cost                          8         8            4          4
  Service Cost                           4         4            2          2
  Benefits Paid                         (6)       (6)          (2)        (2)
  Plan Amendments                        -         -          (12)       (10)
                                    -----------------------------------------
    Benefit Obligation at
     End of Year                       133       117           59         59
                                    -----------------------------------------
Change in Plan Assets
  Fair Value of Plan Assets
   at Beginning of Year                120       137           -           -
  Actual Return on Plan Assets         (14)      (13)          -           -
  Benefits Paid                         (6)       (6)         (2)         (2)
  Employer Contributions                 6         2           2           2
                                    -----------------------------------------
    Fair Value of Plan Assets
     at End of Year                    106       120           -           -
                                    -----------------------------------------

Reconciliation of Funded Status
 to Balance Sheet
  Funded Status (Difference
   between Benefit Obligation
   and Fair Value of Plan Assets)      (27)        3         (59)        (59)
  Unrecognized Net (Gain) Loss          34        (1)         32          26
  Unrecognized Prior Service Cost       14        16         (12)          -
                                    -----------------------------------------
    Net Amount Recognized in
     the Balance Sheets              $  21     $  18       $ (39)      $ (33)
                                    =========================================
Amounts Recognized in the
 Balance Sheets Consist of:
  Prepaid Pension Costs Included
   in Other Assets                   $  13     $  21       $   -       $   -
  Accrued Benefit Liability
   Included in Other Liabilities       (10)       (3)        (39)        (33)
  Intangible Asset Included in
   Other Assets                         11         -           -           -
  Accumulated Other Comprehensive
   Income                                7         -           -           -
                                    -----------------------------------------
    Net Amount Recognized            $  21     $  18       $ (39)      $ (33)
                                    =========================================

Benefit Obligation and Fair Value
 of Plan Assets for Plans with
 Benefit Obligations in Excess of
 Plan Assets:
   Benefit Obligation at
    End of Year                      $ 133     $  61       $  59       $  59
   Fair Value of Plan Assets at
    End of Year                      $ 106     $  51       $   -       $   -
-----------------------------------------------------------------------------

     At December 31, 2002, the pension benefit obligation exceeded the fair value of Plan Assets for all three defined benefit plans maintained by TEP. At December 31, 2001, the benefit obligation exceeded the fair value of Plan Assets for only two of the three plans.

     TEP recorded a minimum pension liability of $6.7 million on one of its defined benefit plans at December 31, 2002. The adjustment is reflected in other comprehensive income and other long-term liabilities, as appropriate, and is prescribed when the accumulated benefit obligation in the plan exceeds the fair value of the underlying pension plan assets and accrued pension liabilities. The adjustment is primarily attributable to current stock market conditions and a reduction in the assumed discount rate.

     The components of net periodic benefit costs are as follows:

                                                         Other Postretirement
                                     Pension Benefits          Benefits
                                   --------------------  --------------------
                                            Years Ended December 31,
                                    2002   2001   2000    2002   2001   2000
-----------------------------------------------------------------------------
                                             -Millions of Dollars-
Components of Net Periodic Cost
  Service Cost                     $  5    $  4   $  4    $  2   $  2  $  1
  Interest Cost                       8       7      7       4      4     3
  Expected Return on Plan Assets    (11)    (12)   (11)      -      -     -
  Prior Service Cost Amortization     2       2      2       -      -     -
  Recognized Actuarial (Gain) Loss    -      (2)    (1)      2      2     1
  Amortization of Transition Asset    -       -      -       -      -     1
-----------------------------------------------------------------------------
     Net Periodic Benefits Cost
      (Benefit)                    $  4    $ (1)  $  1    $  8   $  8  $  6
=============================================================================

                                                         Other Postretirement
                                     Pension Benefits          Benefits
                                   --------------------  --------------------
                                      2002      2001        2002      2001
-----------------------------------------------------------------------------
Actuarial Assumptions as of
 December 1,
  Discount Rate                       6.75%     7.25%       6.75%     7.25%
  Rate of Compensation Increase       4.00%     4.00%          -         -
  Expected Return on Plan Assets      8.75%     9.00%          -         -
  Initial Health Care Cost Trend
   Rate                                  -         -       12.00%     8.50%
-----------------------------------------------------------------------------

     The initial health care cost trend rate as of December 1, 2002 was assumed to decrease gradually to 5.00% in 2011 and beyond.

     Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the December 31, 2002 amounts:

                                     One-Percentage-    One-Percentage-
                                     Point Increase     Point Decrease
 ------------------------------------------------------------------------
                                           -Millions of Dollars-
   Effect on Total of Service and
    Interest Cost Components             $  1                $ (1)
   Effect on Postretirement Benefit
    Obligation                           $  5                $ (4)
 ------------------------------------------------------------------------

  DEFINED CONTRIBUTION PLANS

     All regular employees may contribute a percentage of their pre-tax compensation, subject to certain limitations, in TEP's voluntary, defined contribution 401(k) plans. TEP contributes cash to the account of each participant based on each participant's contributions not exceeding 4.5% of the participant's compensation. Participants direct the investment of contributions to certain funds in their account. TEP incurred approximately $3 million in expense related to these plans in each of 2002, 2001 and 2000.

  STOCK-BASED COMPENSATION PLANS

     On May 20, 1994, the Shareholders approved two stock-based compensation plans, the 1994 Outside Director Stock Option Plan (1994 Directors' Plan) and the 1994 Omnibus Stock and Incentive Plan (1994 Omnibus Plan).

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

     In May 2002, the Directors' Plan was amended to provide each eligible director an annual award of non-qualified stock options to be determined as of the first business day of the calendar year. The number of options granted will be calculated by dividing $10,000 by the option's Black-Scholes value on the date of grant. Additionally, each eligible director received an initial award in May 2002 for a number of restricted shares of Common Stock equal to $10,000 divided by the fair market value of a share of Common Stock as of that date. Similar awards will be granted annually on the first business day of each calendar year during the term of the plan. Each participant may elect to receive stock units in lieu of restricted shares. The restricted shares or stock units become 100% vested on the third anniversary of the grant date. Compensation expense equal to the fair market value on the date of award is recognized over the vesting period. In May 2002, 516 shares or units were awarded to each of nine directors. The total number of shares of UniSource Energy Common Stock that may be awarded under the Directors' Plan cannot exceed 324,000 shares.

     The 1994 Omnibus Plan allows the Compensation Committee, a committee of non-employee directors, to grant the following types of awards to each eligible employee: stock options; stock appreciation rights; restricted stock; stock units; performance units; performance shares; and dividend equivalents. The total number of shares of UniSource Energy Common Stock that may be awarded under the Omnibus Plan cannot exceed 4.1 million. There were no stock unit awards granted in 2002 or 2001. Stock unit awards of 10,000 units were granted in 2000. Compensation expense equal to the fair market value on the date of the award is recognized over a three or four year vesting period for all stock unit awards. During 2002, 2001 and 2000, TEP recognized compensation expense for stock unit awards of $0.5 million, $0.9 million and $0.9 million, respectively.

     Stock Options
     -------------

     The Compensation Committee granted stock options to key employees during 2002, 2001, and 2000. These stock options were granted at exercise prices equal to the market price of the common stock at the grant date. These options vest over three years, become exercisable in one-third increments on each anniversary date of the grant and expire on the tenth anniversary of the grant.

     A summary of the stock option activity of the 1994 Directors' Plan and 1994 Omnibus Plan is as follows:

                           2002               2001               2000
-----------------------------------------------------------------------------
                              Weighted           Weighted           Weighted
                              Average            Average            Average
                              Exercise           Exercise           Exercise
                      Shares   Price     Shares   Price     Shares   Price
-----------------------------------------------------------------------------
Options Outstanding,
 Beginning of Year  2,075,234   $15.05  1,918,077   $14.36  1,390,033  $14.01
  Granted             590,000   $18.14    410,000   $17.96    601,000  $15.14
  Exercised           (64,851)  $14.42   (177,602)  $14.56     (7,749) $12.88
  Forfeited           (23,564)  $15.46    (75,241)  $14.60    (65,207) $14.10
                    ----------          ----------          ----------
Options Outstanding,
 End of Year        2,576,819   $15.77  2,075,234   $15.05  1,918,077  $14.36
                    ==========          ==========          ==========
Options Exercisable,
 End of Year        1,442,179   $14.47  1,081,162   $14.38    856,656  $14.67

Exercise Price Range of Options Outstanding at December 31, 2002:  $11.00
 to $18.84

Weighted Average Remaining Contractual Life at December 31, 2002:  6.94
-----------------------------------------------------------------------------

     As discussed in Note 1, we apply APB 25 in accounting for our stock option plans. Accordingly, we have not recognized any compensation cost for these options. We have also adopted the disclosure-only provisions of FAS
123. As required by FAS 148, the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation is presented in Note 1.


     The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                        2002        2001       2000
                                      -------------------------------
        Expected life (years)            5           5          5
        Interest rate                   1.45%       4.70%      6.10%
        Volatility                     23.74%      23.93%     23.04%
        Dividend yield                  2.83%       2.08%      2.14%

     Stock options awarded after January 1, 2002 accrue dividend equivalents that are paid in cash on the earlier of the date of exercise of the underlying option or the date the option expires. Compensation expense is recognized as dividends are declared. In 2002, TEP recognized compensation expense of $0.3 million for dividend equivalents on stock option grants.

NOTE 14.  UNISOURCE ENERGY EARNINGS PER SHARE (EPS)
---------------------------------------------------

     Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes that proceeds from the hypothetical exercise of stock options and other stock-based awards are used to repurchase outstanding shares of stock at the average fair market price during the reporting period. The following table shows the amounts used in computing EPS and the effects of potential dilutive common stock on the weighted average number of shares:

                                                Years Ended December 31,
                                              2002        2001       2000
    -----------------------------------------------------------------------
                                                     -In Thousands-
     Basic EPS:                                  (except per share data)
      Numerator:
       Income Before Cumulative Effect of
        Accounting Change                    $33,275    $60,875    $41,891
       Cumulative Effect of Accounting Change      -        470          -
    -----------------------------------------------------------------------
       Net Income                            $33,275    $61,345    $41,891
    =======================================================================
      Denominator:
       Average Shares of Common Stock
        Outstanding                           33,665     33,399     32,445
    =======================================================================
     Basic EPS:
      Before Cumulative Effect of Accounting
       Change                                  $0.99      $1.83      $1.29
      Cumulative Effect of Accounting Change       -       0.01          -
    -----------------------------------------------------------------------
       Net Income                              $0.99      $1.84      $1.29
    =======================================================================

     Diluted EPS:
      Numerator:
       Income Before Cumulative Effect of
        Accounting Change                    $33,275    $60,875    $41,891
       Cumulative Effect of Accounting
        Change                                     -        470          -
    -----------------------------------------------------------------------
       Net Income                            $33,275    $61,345    $41,891
    =======================================================================
      Denominator:
       Average Shares of Common Stock
        Outstanding                           33,665     33,399     32,445
       Effect of Dilutive Securities:
        Warrants                                  81        143          -
        Options and Stock Issuable under
         Employee Benefit Plans                  476        625        434
    -----------------------------------------------------------------------
       Total Shares                           34,222     34,167     32,879
    =======================================================================
     Diluted EPS:
      Before Cumulative Effect of Accounting
       Change                                  $0.97      $1.79      $1.27
      Cumulative Effect of Accounting Change       -       0.01          -
    -----------------------------------------------------------------------
       Net Income                              $0.97      $1.80      $1.27
    =======================================================================

     Options to purchase an average of 525,000 shares of common stock at $16.56 to $18.84 per share were outstanding during the year 2002 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock.

     At December 31, 2002, UniSource Energy had no outstanding warrants. There were 4.6 million warrants that were exercisable into TEP common stock until December 15, 2002, when they expired. See Note 9. The dilutive effect of these warrants was the same as it would have been if the warrants were exercisable into UniSource Energy Common Stock.

NOTE 15.  ASSET PURCHASE AGREEMENTS
-----------------------------------

     On October 29, 2002, UniSource Energy entered into two Asset Purchase Agreements with Citizens Communications Company (Citizens) for the purchase by UniSource Energy of Citizens' Arizona electric utility and gas utility businesses for a total of $230 million in cash. The purchase price of each is subject to adjustment based on the date on which the transaction is closed and, in each case, on the amount of certain assets and liabilities of the purchased business at the time of closing. If the transaction closes before July 28, 2003, the purchase price is reduced by $10 million. If the transaction closes after October 29, 2003, the purchase price is increased by $5 million. In addition, the purchase price in each transaction may also be adjusted if there is a casualty loss, governmental taking, or discovery of substantial additional environmental liabilities, in each case subject to materiality thresholds, prior to the closing. UniSource Energy will assume certain liabilities associated with the purchased assets, but will not assume Citizens' obligations under the industrial development revenue bonds issued to finance certain of the purchased assets for which Citizens will remain the economic obligor. The asset purchases are expected to close in the second half of 2003 after the conditions to the consummation of the transactions, including federal and state regulatory approvals, are satisfied or waived.

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

     Citizens had two cases pending before the ACC requesting rate relief for both the Arizona electric and Arizona gas assets prior to entering into the Asset Purchase Agreements with UniSource Energy. In December 2002, UniSource Energy and Citizens filed a Joint Application with the ACC requesting smaller increases in both pending cases. Under the proposal, UniSource Energy asked that the 45% electric rate increase requested by Citizens be reduced to 22%, and that the 29% increase in gas rates be reduced to 23%. UniSource Energy believes that the smaller proposed rate increases are sufficient in light of the discounted purchase price. We are currently in settlement discussions with the ACC Staff and intervenors regarding the Joint Application. The ACC Administrative Law Judge set a hearing date of May 1, 2003 for this matter. We currently anticipate the ACC to review this case and issue a decision by June 2003.

     We expect that the purchase price will be financed by funds from UniSource Energy and its affiliates and debt secured by the purchased assets. TEP is limited by its Credit Agreement, however, as to the amount of affiliate investments it may make. UniSource Energy may also consider financing a portion of the purchase with new equity, depending on market conditions and other considerations. UniSource Energy expects to form a new subsidiary to hold the purchased assets. This new subsidiary will maintain a separate rate structure from TEP. If UniSource Energy is unable to obtain financing and therefore fails to consummate the purchase of these assets, this would constitute a breach under the contracts and termination damages of $25 million would be payable.

NOTE 16.  SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

     UniSource Energy and TEP define Cash and Cash Equivalents as cash (unrestricted demand deposits) and all highly liquid investments purchased with an original maturity of three months or less. A reconciliation of net income to net cash flows from operating activities follows:

                                                     UniSource Energy
                                           ----------------------------------
                                                 Years Ended December 31,
                                               2002        2001        2000
-----------------------------------------------------------------------------
                                                 -Thousands of Dollars-

Net Income                                   $ 33,275   $ 61,345   $ 41,891
Adjustments to Reconcile Net Income
 to Net Cash Flows
  Depreciation and Amortization Expense       127,923    120,346    114,038
  Depreciation Recorded to Fuel and Other
   O&M Expense                                  5,701      6,001      5,307
  Coal Contract Amendment Fee                 (14,248)         -     13,231
  Amortization of Transition Recovery Asset    24,554     21,609     17,008
  Net Unrealized (Gain) Loss on TEP Forward
   Contracts and MEG Trading Activities          (721)       564          -
  Amortization of Deferred Debt-Related
   Costs included in Interest Expense           2,058      1,996      3,167
  Provision for Bad Debts                       1,688       (529)     9,607
  Deferred Income Taxes                         2,066      8,317     13,905
  Losses from Equity Method Entities            3,560      2,516      4,206
  Gain on Sale of Nations Energy's Curacao
   Project                                          -    (10,737)         -
  Gain on Sale of Real Estate                       -     (1,572)         -
  Other                                       (11,114)    (7,391)     4,878
  Changes in Assets and Liabilities which
   Provided (Used) Cash Exclusive of
   Changes Shown Separately
    Accounts Receivable                        40,465     (3,577)   (57,423)
    Materials and Fuel Inventory               (2,118)      (653)    (6,744)
    Accounts Payable                          (35,193)    17,626     37,655
    Interest Accrued                           18,542     10,191      2,543
    Taxes Accrued                              (9,096)      (907)     4,908
    Other Current Assets                      (12,199)   (14,094)    (7,647)
    Other Current Liabilities                   2,517     (4,328)     5,891
    Other Deferred Assets                     (14,120)    (3,486)     4,958
    Other Deferred Liabilities                  9,423     12,142      3,655
-----------------------------------------------------------------------------
Net Cash Flows - Operating Activities        $172,963   $215,379   $215,034
=============================================================================

                                                           TEP
                                           ----------------------------------
                                                 Years Ended December 31,
                                               2002        2001        2000
-----------------------------------------------------------------------------
                                                 -Thousands of Dollars-

Net Income                                   $ 53,737   $ 75,284   $ 51,169
Adjustments to Reconcile Net Income
 to Net Cash Flows
  Depreciation and Amortization Expense       124,054    117,063    113,507
  Depreciation Recorded to Fuel and Other
   O&M Expense                                  5,701      6,001      5,307
  Coal Contract Amendment Fee                 (14,248)         -     13,231
  Amortization of Transition Recovery Asset    24,554     21,609     17,008
  Net Unrealized (Gain) Loss on Forward
   Electric Sales and Purchases                  (533)       532          -
  Amortization of Deferred Debt-Related
   Costs included in Interest Expense           2,058      1,996      3,167
  Provision for Bad Debts                       1,688       (529)     9,607
  Deferred Income Taxes                        15,186     18,205     27,633
  Losses from Equity Method Entities              530      1,812      2,414
  Interest Accrued on Note Receivable
   from UniSource Energy                       (9,329)         -          -
  Gain on Sale of Real Estate                       -     (1,572)         -
  Other                                         2,830      2,437        157
  Changes in Assets and Liabilities which
   Provided (Used) Cash Exclusive of
   Changes Shown Separately
    Accounts Receivable                        35,192     (3,984)   (56,255)
    Materials and Fuel Inventory               (1,331)       165     (6,276)
    Accounts Payable                          (35,011)    15,238     36,981
    Interest Accrued                           18,542     10,191      2,543
    Taxes Accrued                              (4,428)    (2,470)     7,218
    Other Current Assets                      (12,771)    (1,229)      (336)
    Other Current Liabilities                   2,683     (3,358)       973
    Other Deferred Assets                     (13,265)    (5,194)     2,498
    Other Deferred Liabilities                  7,678      8,972      3,644
-----------------------------------------------------------------------------
Net Cash Flows - Operating Activities        $203,517   $261,169    234,190
=============================================================================

     Non-cash investing and financing activities of UniSource Energy and TEP that affected recognized assets and liabilities but did not result in cash receipts or payments were as follows:

                                                  Years Ended December 31,
                                                2002        2001        2000
-----------------------------------------------------------------------------
                                                  -Thousands of Dollars-
Capital Lease Obligations                      $11,604   $20,743    $ 1,031
Notes Receivable Received From the Sale of
 Nations Energy's Curacao Project*                   -     8,300          -

     * This item is a non-cash investing activity of Millennium, and therefore, is not reflected on TEP's financial statements.

     The non-cash change in capital lease obligations represents interest accrued for accounting purposes in excess of interest payments in 2002, 2001, and 2000.

NOTE 17.  QUARTERLY FINANCIAL DATA (UNAUDITED)
----------------------------------------------

                                                  UniSource Energy
                                     ----------------------------------------
                                       First     Second      Third     Fourth
-----------------------------------------------------------------------------
                                              -Thousands of Dollars-
                                              (except per share data)
2002

Operating Revenues                  $171,195  $227,203   $258,546   $199,278
Operating Income                      24,686    51,971     65,211     41,993
Net Income (Loss)                     (6,314)   11,888     22,819      4,882
Basic EPS                              (0.19)     0.35       0.68       0.14
Diluted EPS                            (0.19)     0.35       0.67       0.14
-----------------------------------------------------------------------------

2001

Operating Revenues                    $283,665  $397,466   $420,389  $315,492
Operating Income                        70,822    63,036     55,276    59,326
Income Before Cumulative Effect of
 Accounting Change                      18,795    13,254     15,548    13,278
Cumulative Effect of Accounting
 Change - Net of Tax                       470         -          -         -
Net Income                              19,265    13,254     15,548    13,278

Basic EPS:
------------------------
Income Before Cumulative Effect of
 Accounting Change                        0.57      0.40       0.46      0.40
Cumulative Effect of Accounting
 Change - Net of Tax                      0.01         -          -         -
Net Income                                0.58      0.40       0.46      0.40

Diluted EPS:
--------------------------
Income Before Cumulative Effect of
 Accounting Change                        0.56      0.39       0.45      0.39
Cumulative Effect of Accounting
 Change - Net of Tax                      0.01         -          -         -
Net Income                                0.57      0.39       0.45      0.39
-----------------------------------------------------------------------------

                                                        TEP
                                     ----------------------------------------
                                       First     Second      Third     Fourth
-----------------------------------------------------------------------------
                                               -Thousands of Dollars-
2002

Operating Revenues                    $169,577  $226,362   $257,022  $198,132
Operating Income                        29,170    58,163     71,833    50,009
Interest Income - Note Receivable
 from UniSource Energy                   2,301     2,325      2,352     2,351
Net Income (Loss)                       (1,930)   17,467     26,562    11,638
-----------------------------------------------------------------------------

2001

Operating Revenues                    $281,800  $394,878   $418,210  $313,781
Operating Income                        74,875    66,875     60,077    63,657
Interest Income - Note Receivable
 from UniSource Energy                   2,300     2,327      2,351     2,352
Income Before Cumulative Effect of
 Accounting Change                      23,041    18,904     14,440    18,429
Cumulative Effect of Accounting
 Change - Net of Tax                       470         -          -         -
Net Income                              23,511    18,904     14,440    18,429
-----------------------------------------------------------------------------

     EPS is computed independently for each of the quarters presented. Therefore, the sum of the quarterly EPS do not necessarily equal the total for the year.

     Due to seasonal fluctuations in TEP'S sales and unusual items, each quarter's results is not indicative of annual operating results. the principal unusual items for TEP and UniSource Energy include:

  TEP

   - Third Quarter 2002: TEP recorded a one-time $11.3 million pre-tax expense related to the termination of the Irvington coal contract. See
     Note 10. TEP also recognized a $2 million tax benefit due to the resolution of various tax items. See Note 12.

   - First Quarter 2001: TEP recorded a $0.5 million unrealized gain for the cumulative effects of adopting FAS 133 for its forward wholesale trading activity. See Note 3.

     In addition to the unusual TEP items mentioned above, UniSource Energy results include:

   - Third Quarter 2002: Millennium recognized a $2.8 million tax benefit due to the resolution of various tax items. See Note 12.

   - Third Quarter 2001: Nations Energy recorded a pre-tax gain of $11 million from the sale of its 26% equity interest in a power project located in Curacao, Netherland Antilles. See Note 4.

     In the third quarter of 2002, TEP began reporting purchase and sale transactions under a Resource Management agreement with one of its counterparties on a net basis, because TEP's purchases and sales to this counterparty exactly offset each other and are made only for scheduling purposes. TEP reclassified purchased power related to its purchases from the counterparty as a reduction of Electric Wholesale Revenues related to its sales to the counterparty.

     In the second quarter of 2001, TEP began reporting Unrealized Gain
(Loss) on Forward Purchases net of Unrealized Gain (Loss) on Forward Sales as a component of Operating Revenues. In the first quarter of 2001, TEP presented Unrealized Gain (Loss) on Forward Purchases as a component of Operating Expenses. Also, in the fourth quarter of 2001, UniSource Energy and TEP consolidated Income Taxes into a single line item below Income Before Income Taxes, Extraordinary Item and Cumulative Effect of Accounting Change. Previously, Income Taxes were included in Operating Expenses and Other Income (Deductions).

                                                  UniSource Energy
                                     ----------------------------------------
                                       First     Second      Third     Fourth
-----------------------------------------------------------------------------
                                              -Thousands of Dollars-
2002

Operating Revenues - Historical      $180,267  $236,375   $258,546  $199,278
Reclassification                       (9,072)   (9,172)         -         -
Operating Revenues - Restated         171,195   227,203    258,546   199,278
-----------------------------------------------------------------------------

2001

Operating Revenues - Historical      $241,206  $406,615   $429,662  $324,766
Reclassification                       42,459    (9,149)    (9,273)   (9,274)
Operating Revenues - Restated         283,665   397,466    420,389   315,492

Operating Income - Historical        $ 57,250  $ 52,587   $ 47,846  $ 59,326
Reclassification                       13,572    10,449      7,430         -
Operating Income - Restated            70,822    63,036     55,276    59,326
-----------------------------------------------------------------------------

                                                        TEP
                                     ----------------------------------------
                                       First     Second      Third     Fourth
-----------------------------------------------------------------------------
                                              -Thousands of Dollars-
2002

Operating Revenues - Historical      $178,649  $235,534   $257,022  $198,132
Reclassification                       (9,072)   (9,172)         -         -
Operating Revenues - Restated         169,577   226,362    257,022   198,132
-----------------------------------------------------------------------------

2001

Operating Revenues - Historical      $239,341  $404,027   $427,483  $323,055
Reclassification                       42,459    (9,149)    (9,273)   (9,274)
Operating Revenues - Restated         281,800   394,878    418,210   313,781

Operating Income - Historical        $ 59,680  $ 54,889   $ 50,721  $ 63,657
Reclassification                       15,195    11,986      9,356         -
Operating Income - Restated            74,875    66,875     60,077    63,657
-----------------------------------------------------------------------------

Schedule II - Valuation and Qualifying Accounts


                                             Additions-
                                  Beginning  Charged to                Ending
          Description              Balance   Income(1)  Deductions(2)  Balance
-------------------------------------------------------------------------------
    Year Ended December 31,                -Millions of Dollars-

Allowance for Doubtful Accounts
             2002                  $  9.2     $  1.7      $  1.9       $  9.0
             2001                     9.7        1.3         1.8          9.2
             2000                     6.9       10.2         7.4          9.7

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

(2) Deductions principally reflect amounts charged off as uncollectible, less amounts recovered.

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

None.


                                  PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS
--------------------------------------------------------------------------------

  DIRECTORS
  ---------

     Certain of the individuals serving as Directors of UniSource Energy also serve as the Directors of TEP. Information concerning Directors will be contained under Election of Directors in UniSource Energy's Proxy Statement relating to the 2003 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2002, which information is incorporated herein by reference.

  EXECUTIVE OFFICERS - UNISOURCE ENERGY
  -------------------------------------

     Executive Officers of UniSource Energy who are elected annually by UniSource Energy's Board of Directors, are as follows:

                                                                                         Executive
                                                                                          Officer
  Name                    Age   Position(s) Held                                           Since
  ------------------------------------------------------------------------------------------------
  James S. Pignatelli     59    Chairman, President and Chief Executive Officer             1998
  Michael J. DeConcini    38    Senior Vice  President, Investments and Planning            1999
  Dennis R. Nelson        52    Senior Vice  President, Utility Services                    1998
  Karen G. Kissinger      48    Vice President, Controller and Chief Compliance Officer     1998
  Kevin P. Larson         46    Vice President, Chief Financial Officer and Treasurer       2000
  Steven W. Lynn          56    Vice President, Communications and Government Relations     2003
  Vincent Nitido, Jr.     47    Vice President, General Counsel and Chief Administrative
                                Officer                                                     2000
  Catherine A. Nichols    44    Corporate Secretary                                         2003


James S.       Mr. Pignatelli joined TEP as Senior Vice President in
Pignatelli     August 1994 and was elected Senior Vice President and Chief
               Operating Officer in 1996. He was named Senior Vice President and Chief Operating Officer of UniSource Energy in January
               1998, and Executive Vice President and Chief Operating Officer of TEP in March 1998. On June 23, 1998, Mr. Pignatelli was named Chairman, President and CEO of UniSource Energy and TEP.
               Prior to joining TEP, he was President and Chief Executive
               Officer from 1988 to 1993 of Mission Energy Company, a subsidiary of SCE Corp.

Michael J.     Mr. DeConcini joined TEP in 1988 and served in various
DeConcini      positions in finance, strategic planning and wholesale
               marketing.  He was Manager of TEP's Wholesale Marketing
               Department in 1994, adding Product Development and Business
               Development in 1997.  In November 1998, he was elected Vice
               President of MEH, and elected Vice President, Strategic
               Planning of UniSource Energy in February 1999.  He was named
               Senior Vice President, Investments and Planning of UniSource
               Energy in October 2000.  Mr. DeConcini was elected Senior Vice
               President of the Energy Resources business unit of TEP, effective January 1, 2003.

Dennis R.      Mr. Nelson joined TEP as a staff attorney in 1976.  He was
Nelson         manager of the Legal Department from 1985 to 1990.  He was elected Vice President, General Counsel and Corporate
               Secretary in January 1991.  He was named Vice President,
               General Counsel and Corporate Secretary of UniSource Energy in
               January 1998.  Mr. Nelson was named Senior Vice President and
               General Counsel of TEP in November 1998. In December 1998 he was named Chief Operating Officer, Corporate Services of TEP.
               In October 2000, he was named Senior Vice President,
               Governmental Affairs of UniSource Energy and Senior Vice
               President and Chief Operating Officer of the Energy Resources business unit of TEP. Mr. Nelson was elected Senior Vice
               President of Utility Services, effective January 1, 2003.

Karen G.       Ms. Kissinger joined TEP as Vice President and Controller
Kissinger      in January 1991.  She was named Vice President, Controller and
               Principal Accounting Officer of UniSource Energy in January
               1998.  In November 1998, Ms. Kissinger was also named Chief
               Information Officer of TEP.  She was named Chief Compliance
               Officer of UniSource Energy and TEP, effective January 1,
               2003.

Kevin P.       Mr. Larson joined TEP in 1985 and thereafter held various
Larson         positions in its finance department and at TEP's investment subsidiaries.  In January 1991, he was elected Assistant
               Treasurer of TEP and named Manager of Financial Programs. He was elected Treasurer of TEP in August 1994 and Vice President in March 1997. In October 2000, he was elected Vice President and Chief Financial Officer of both UniSource Energy and TEP and remains Treasurer of both organizations.

Steven W.      Mr. Lynn joined TEP in 2000 as Manager of Corporate Relations
Lynn           for UniSource Energy and was named Manager of Corporate
               Relations of both TEP and UniSource Energy during 2000.  In
               January 2003, he was elected Vice President of Communications and Government Relations at UniSource Energy and TEP. Prior to joining TEP, Mr. Lynn was an owner-partner from 1984 - 2000 of Nordensson Lynn & Associates, Inc.

Vincent        Mr. Nitido joined TEP as a staff attorney in 1991.  He
Nitido, Jr.    was promoted to Manager of the Legal Department in 1994, and elected Vice President and Assistant General Counsel in 1998.
               In October 2000, he was elected Vice President, General
               Counsel of both UniSource Energy and TEP and Corporate
               Secretary of UniSource Energy.  Mr. Nitido was also named
               Chief Administrative Officer of UniSource Energy and TEP, effective January 1, 2003.

Catherine A.   Ms. Nichols joined TEP as a staff attorney in 1989.
Nichols        She was promoted to Manager of the Legal Department and
               elected Corporate Secretary of TEP in 1998. She assumed the additional role of Manager of the Human Resources Department in 1999. Ms. Nichols was elected Corporate Secretary of
               UniSource Energy, effective January 1, 2003, and remains
               Corporate Secretary of TEP.


  EXECUTIVE OFFICERS - TUCSON ELECTRIC POWER COMPANY
  --------------------------------------------------

     Executive Officers of TEP who are elected annually by TEP's Board of Directors, are:

                                                                                         Executive
                                                                                          Officer
  Name                    Age   Position(s) Held                                           Since
  ------------------------------------------------------------------------------------------------
  James S. Pignatelli     59    Chairman, President and Chief Executive Officer            1994
  Michael J. DeConcini    38    Senior Vice President, Energy Resources Business Unit      2003
  Steven J. Glaser        45    Senior Vice President and Chief Operating Officer,
                                Transmission and Distribution Business Unit                1994
  Thomas A. Delawder      56    Vice President, Energy Resources Business Unit             1985
  Thomas N. Hansen        52    Vice President / Technical Advisor                         1992
  Karen G. Kissinger      48    Vice President, Controller and Chief Compliance Officer    1991
  Kevin P. Larson         46    Vice President, Chief Financial Officer and Treasurer      1994
  Steven Lynn W.          56    Vice President, Communications and Government Relations    2003
  Vincent Nitido, Jr.     47    Vice President, General Counsel and Chief Administrative
                                Officer                                                    1998
  James Pyers             61    Vice President, Utility Distribution Business Unit,
                                Operations                                                 1998
  Catherine A. Nichols    44    Corporate Secretary                                        1998


James S.
Pignatelli     See description shown under UniSource Energy Corporation above.

Michael J.
DeConcini      See description shown under UniSource Energy Corporation above.

Steven J.      Mr. Glaser joined TEP in 1990 as a Senior Attorney in
Glaser         charge of Regulatory Affairs.  He was Manager of TEP's Legal
               Department from 1992 to 1994, and Manager of Contracts and Wholesale Marketing from 1994 until elected Vice President,
               Business Development.  In 1995, he was named Vice President,
               Wholesale/Retail Pricing and System Planning.  He was named
               Vice President, Energy Services in 1996 and Vice President,
               Rates and Regulatory Support and Utility Distribution Company
               Energy Services in November 1998. In October 2000, he was named Senior Vice President and Chief Operating Officer of the
               Transmission and Distribution business unit.

Thomas A.      Mr. Delawder joined TEP in 1974 and thereafter served in
Delawder       various engineering and operations positions.  In April 1985 he was named Manager, Systems Operations and was elected Vice
               President, Power Supply and System Control in November 1985.
               In February 1991, he became Vice President, Engineering and
               Power Supply and in January 1992 he became Vice President,
               System Operations.  In 1994, he became Vice President of the
               Energy Resources business unit.

Thomas N.      Mr. Hansen joined TEP in December 1992 as Vice President,
Hansen         Power Production.  Prior to joining TEP, Mr. Hansen was
               Century Power Corporation's Vice President, Operations from
               1989 and Plant Manager at Springerville from 1987 through
               1988.  In 1994, he was named Vice President / Technical
               Advisor.

Karen G.
Kissinger      See description shown under UniSource Energy Corporation above.

Kevin P.
Larson         See description shown under UniSource Energy Corporation above.

Steven W.
Lynn           See description shown under UniSource Energy Corporation above.

Vincent
Nitido, Jr.    See description shown under UniSource Energy Corporation above.

James          Mr. Pyers joined TEP in 1974 as a Supervisor.  Thereafter, he
Pyers          held various supervisory positions and was promoted to Manager of Customer Service Operations in February 1998. Mr. Pyers was elected Vice President, Utility Distribution business unit, Operations in November 1998.

Catherine A.
Nichols        See description shown under UniSource Energy Corporation above.


ITEM 11. - EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

     Information concerning Executive Compensation will be contained under Executive Compensation and Other Information in UniSource Energy's Proxy Statement relating to the 2003 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2002, which information is incorporated herein by reference.


ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

  GENERAL

     At March 4, 2003, UniSource Energy had outstanding 33,583,182 shares of Common Stock. As of March 4, 2003, the number of shares of Common Stock beneficially owned by all directors and officers of UniSource Energy as a group amounted to approximately 3% of the outstanding Common Stock.

     At March 4, 2003, UniSource Energy owned greater than 99.9% of the outstanding shares of common stock of TEP.

  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Information concerning the security ownership of certain beneficial owners of UniSource Energy will be contained under Security Ownership of Certain Beneficial Owners in UniSource Energy's Proxy Statement relating to the 2003 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2002, which information is incorporated herein by reference.

  SECURITY OWNERSHIP OF MANAGEMENT

     Information concerning the security ownership of the Directors and Executive Officers of UniSource Energy and TEP will be contained under Security Ownership of Management in UniSource Energy's Proxy Statement relating to the 2003 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2002, which information is incorporated herein by reference.

  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     Information concerning securities authorized for issuance under equity compensation plans will be contained under Securities Authorized for Issuance under Equity Compensation Plans in UniSource Energy's Proxy Statement relating to the 2003 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2002, which information is incorporated herein by reference.


ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

     Information concerning certain relationships and related transactions of UniSource Energy and TEP will be contained under Transactions with Management and Others and Compensation Committee Interlocks and Insider Participation in UniSource Energy's Proxy Statement relating to the 2003 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2002, which information is incorporated herein by reference.
                                   PART IV


ITEM 14. - CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

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


ITEM 15. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

                                                                        Page
                                                                        ----
(a)     1.     Consolidated Financial Statements as of
               December 31, 2002 and 2001 and for Each
               of the Three Years in the Period Ended
               December 31, 2002.

               UniSource Energy Corporation
               ----------------------------
               Report of Independent Accountants                          55
               Consolidated Statements of Income                          56
               Consolidated Statements of Cash Flows                      57
               Consolidated Balance Sheets                                58
               Consolidated Statements of Capitalization                  59
               Consolidated Statements of Changes in Stockholders'
                 Equity                                                   60
               Notes to Consolidated Financial Statements                 66

               Tucson Electric Power Company
               -----------------------------
               Report of Independent Accountants                          55
               Consolidated Statements of Income                          61
               Consolidated Statements of Cash Flows                      62
               Consolidated Balance Sheets                                63
               Consolidated Statements of Capitalization                  64
               Consolidated Statements of Changes in Stockholders'
                 Equity                                                   65
               Notes to Consolidated Financial Statements                 66

        2.     Financial Statement Schedules
               Schedule II
                 Valuation and Qualifying Accounts                       106

        3.     Exhibits.

          Reference is made to the Exhibit Index commencing on page 121.

(b)     Reports on Form 8-K.

          UniSource Energy Corporation and Tucson Electric Power Company
          --------------------------------------------------------------

          - Form 8-K, dated August 9, 2002 (filed August 9, 2002) regarding Officer Sworn Statements pursuant to Order 4-460 and Section 21
            (a)(1) of the Securities Exchange Act of 1934.

          - Form 8-K, dated November 25, 2002 (filed November 27, 2002) regarding the new TEP bank credit agreement.

          UniSource Energy Corporation
          ----------------------------

          - Form 8-K, dated October 31, 2002 (filed October 31, 2002) regarding UniSource Energy Purchase of Citizens Communications Company Electric Utility Business and Gas Utility Business in Arizona.

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              UNISOURCE ENERGY CORPORATION


Date:  March 10, 2003         By:  /s/  Kevin P. Larson
                                   ----------------------------------------
                                        Kevin P. Larson
                                        Vice President and Principal
                                        Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 10, 2003              /s/  James S. Pignatelli*
                                   -----------------------------------------
                                        James S. Pignatelli
                                        Chairman of the Board, President and
                                        Principal Executive Officer



Date:  March 10, 2003              /s/  Kevin P. Larson
                                   -----------------------------------------
                                        Kevin P. Larson
                                        Principal Financial Officer



Date:  March 10, 2003              /s/  Karen G. Kissinger*
                                   -----------------------------------------
                                        Karen G. Kissinger
                                        Principal Accounting Officer



Date:  March 10, 2003              /s/  Lawrence J. Aldrich*
                                   -----------------------------------------
                                        Lawrence J. Aldrich
                                        Director



Date:  March 10, 2003              /s/  Larry W. Bickle*
                                   -----------------------------------------
                                        Larry W. Bickle
                                        Director



Date:  March 10, 2003              /s/  Elizabeth T. Bilby*
                                   -----------------------------------------
                                        Elizabeth T. Bilby
                                        Director



Date:  March 10, 2003              /s/  Harold W. Burlingame*
                                   -----------------------------------------
                                        Harold W. Burlingame
                                        Director



Date:  March 10, 2003              /s/  John L. Carter*
                                   -----------------------------------------
                                        John L. Carter
                                        Director



Date:  March 10, 2003              /s/  Daniel W. L. Fessler*
                                   -----------------------------------------
                                        Daniel W. L. Fessler
                                        Director



Date:  March 10, 2003              /s/  Kenneth Handy*
                                   -----------------------------------------
                                        Kenneth Handy
                                        Director



Date:  March 10, 2003              /s/  Warren Y. Jobe*
                                   -----------------------------------------
                                        Warren Y. Jobe
                                        Director



Date:  March 10, 2003              /s/  H. Wilson Sundt*
                                   -----------------------------------------
                                        H. Wilson Sundt
                                        Director



Date:  March 10, 2003         By:  /s/  Kevin P. Larson
                                   -----------------------------------------
                                        Kevin P. Larson
                                        as attorney-in-fact for each
                                        of the persons indicated

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TUCSON ELECTRIC POWER COMPANY


Date:  March 10, 2003          By: /s/  Kevin P. Larson
                                   -----------------------------------------
                                        Kevin P. Larson
                                        Vice President and Principal
                                        Financial Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 10, 2003              /s/  James S. Pignatelli*
                                   -----------------------------------------
                                        James S. Pignatelli
                                        Chairman of the Board, President and
                                        Principal Executive Officer



Date:  March 10, 2003              /s/  Kevin P. Larson
                                   -----------------------------------------
                                        Kevin P. Larson
                                        Principal Financial Officer



Date:  March 10, 2003              /s/  Karen G. Kissinger*
                                   -----------------------------------------
                                        Karen G. Kissinger
                                        Principal Accounting Officer



Date:  March 10, 2003              /s/  Lawrence J. Aldrich*
                                   -----------------------------------------
                                        Lawrence J. Aldrich
                                        Director



Date:  March 10, 2003              /s/  Elizabeth T. Bilby*
                                   -----------------------------------------
                                        Elizabeth T. Bilby
                                        Director



Date:  March 10, 2003              /s/  Harold   W.   Burlingame*
                                   -----------------------------------------
                                        Harold W. Burlingame
                                        Director



Date:  March 10, 2003              /s/  John L. Carter*
                                   -----------------------------------------
                                        John L. Carter
                                        Director



Date:  March 10, 2003              /s/  Daniel W. L. Fessler*
                                   -----------------------------------------
                                        Daniel W. L. Fessler
                                        Director



Date:  March 10, 2003              /s/  Kenneth Handy*
                                   -----------------------------------------
                                        Kenneth Handy
                                        Director



Date:  March 10, 2003              /s/  Warren Y. Jobe*
                                   -----------------------------------------
                                        Warren Y. Jobe
                                        Director



Date:  March 10, 2003          By: /s/  Kevin P. Larson
                                   -----------------------------------------
                                        Kevin P. Larson
                                        as attorney-in-fact for each
                                        of the persons indicated

                                CERTIFICATION
              Pursuant to Section 302 of the Sarbanes-Oxley Act


       I, James S. Pignatelli, certify that:

1. I have reviewed this annual report on Form 10-K of UniSource Energy Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 10, 2003         /s/  James S. Pignatelli
       --------------         ----------------------------------------------
                                   James S. Pignatelli
                                   Chairman, President, and
                                   Chief Executive Officer

                                CERTIFICATION
              Pursuant to Section 302 of the Sarbanes-Oxley Act


       I, Kevin P. Larson, certify that:

1. I have reviewed this annual report on Form 10-K of UniSource Energy Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 10, 2003         /s/  Kevin P. Larson
       --------------         ----------------------------------------------
                                   Kevin P. Larson
                                   Vice President, Chief Financial Officer
                                   and Treasurer

                                CERTIFICATION
              Pursuant to Section 302 of the Sarbanes-Oxley Act


       I, James S. Pignatelli, certify that:

1. I have reviewed this annual report on Form 10-K of Tucson Electric Power Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 10, 2003         /s/  James S. Pignatelli
       --------------         ----------------------------------------------
                                   James S. Pignatelli
                                   Chairman, President, and
                                   Chief Executive Officer

                                CERTIFICATION
              Pursuant to Section 302 of the Sarbanes-Oxley Act


       I, Kevin P. Larson, certify that:

1. I have reviewed this annual report on Form 10-K of Tucson Electric Power Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 10, 2003         /s/  Kevin P. Larson
       --------------         ----------------------------------------------
                                   Kevin P. Larson
                                   Vice President, Chief Financial Officer
                                   and Treasurer

                               EXHIBIT INDEX

*2(a)      --  Agreement and Plan of Exchange, dated as of March 20, 1995, between TEP, UniSource Energy and NCR Holding, Inc.

*3(a)      --  Restated Articles of Incorporation of TEP, filed with the ACC on August 11, 1994, as amended by Amendment to Article Fourth of the Company's Restated Articles of Incorporation, filed with the ACC on May 17, 1996. (Form 10-K for year ended
               December 31, 1996, File No. 1-5924 -- Exhibit 3(a).)

*3(b)      --  Bylaws of TEP, as amended May 20, 1994.  (Form 10-Q for the quarter ended June 30, 1994, File No. 1-5924 -- Exhibit 3.)

*3(c)      --  Amended and Restated Articles of Incorporation of UniSource
               Energy.  (Form 8-A/A, dated January 30, 1998, File No. 1-13739
               -- Exhibit 2(a).)

*3(d)      --  Bylaws of UniSource Energy, as amended December 11, 1997.
               (Form 8-A, dated December 23, 1997, File No. 1-13739 --
               Exhibit 2(b).)

*4(a)(1)   --  Indenture dated as of April 1, 1941, to The Chase National
               Bank of the City of New York, as Trustee.  (Form S-7, File No.
               2-59906 -- Exhibit 2(b)(1).)

*4(a)(2)   --  First Supplemental Indenture, dated as of October 1, 1946.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(2).)

*4(a)(3)   --  Second Supplemental Indenture dated as of October 1, 1947.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(3).)

*4(a)(4)   --  Third Supplemental Indenture, dated as of April 1, 1949.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(4).)

*4(a)(5)   --  Fourth Supplemental Indenture, dated as of December 1, 1952.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(5).)

*4(a)(6)   --  Fifth Supplemental Indenture, dated as of January 1, 1955.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(6).)

*4(a)(7)   --  Sixth Supplemental Indenture, dated as of January 1, 1958.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(7).)

*4(a)(8)   --  Seventh Supplemental Indenture, dated as of November 1, 1959.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(8).)

*4(a)(9)   --  Eighth Supplemental Indenture, dated as of November 1, 1961.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(9).)

*4(a)(10)  --  Ninth Supplemental Indenture, dated as of February 20, 1964.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(10).)

*4(a)(11)  --  Tenth Supplemental Indenture, dated as of February 1, 1965.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(11).)

*4(a)(12)  --  Eleventh Supplemental Indenture, dated as of February 1, 1966.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(12).)

*4(a)(13)  --  Twelfth Supplemental Indenture, dated as of November 1, 1969.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(13).)

*4(a)(14)  --  Thirteenth Supplemental Indenture, dated as of January 20,
               1970.  (Form S-7, File No. 2-59906 -- Exhibit 2(b)(14).)

*4(a)(15)  --  Fourteenth Supplemental Indenture, dated as of September 1,
               1971.  (Form S-7, File No. 2-59906 -- Exhibit 2(b)(15).)

*4(a)(16)  --  Fifteenth Supplemental Indenture, dated as of March 1, 1972.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(16).)

*4(a)(17)  --  Sixteenth Supplemental Indenture, dated as of May 1, 1973.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(17).)

*4(a)(18)  --  Seventeenth Supplemental Indenture, dated as of November 1,
               1975.  (Form S-7, File No. 2-59906 -- Exhibit 2(b)(18).)

*4(a)(19)  --  Eighteenth Supplemental Indenture, dated as of November 1,
               1975.  (Form S-7, File No. 2-59906 -- Exhibit 2(b)(19).)

*4(a)(20)  --  Nineteenth Supplemental Indenture, dated as of July 1, 1976.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(20).)

*4(a)(21)  --  Twentieth Supplemental Indenture, dated as of October 1, 1977.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(21).)

*4(a)(22)  --  Twenty-first Supplemental Indenture, dated as of November 1,
               1977. (Form 10-K for year ended December 31, 1980, File No. 1-5924 -- Exhibit 4(v).)

*4(a)(23)  --  Twenty-second Supplemental Indenture, dated as of January 1,
               1978. (Form 10-K for year ended December 31, 1980, File No. 1-5924 -- Exhibit 4(w).)

*4(a)(24)  --  Twenty-third Supplemental Indenture, dated as of July 1, 1980.
               (Form 10-K for year ended December 31, 1980, File No. 1-5924 -- Exhibit 4(x).)

*4(a)(25)  --  Twenty-fourth Supplemental Indenture, dated as of October 1,
               1980. (Form 10-K for year ended December 31, 1980, File No. 1-5924 -- Exhibit 4(y).)

*4(a)(26)  --  Twenty-fifth Supplemental Indenture, dated as of April 1,
               1981. (Form 10-Q for quarter ended March 31, 1981, File No. 1-5924 -- Exhibit 4(a).)

*4(a)(27)  --  Twenty-sixth Supplemental Indenture, dated as of April 1,
               1981. (Form 10-Q for quarter ended March 31, 1981, File No. 1-5924 -- Exhibit 4(b).)

*4(a)(28)  --  Twenty-seventh Supplemental Indenture, dated as of October 1,
               1981. (Form 10-Q for quarter ended September 30, 1982, File No. 1-5924 -- Exhibit 4(c).)

*4(a)(29)  --  Twenty-eighth Supplemental Indenture, dated as of June 1,
               1990. (Form 10-Q for quarter ended June 30, 1990, File No. 1-5924 -- Exhibit 4(a)(1).)

*4(a)(30)  --  Twenty-ninth Supplemental Indenture, dated as of December 1,
               1992.  (Form S-1, Registration No. 33-55732 -- Exhibit 4(a)(30).)

*4(a)(31)  --  Thirtieth Supplemental Indenture, dated as of December 1,
               1992.  (Form S-1, Registration No. 33-55732 -- Exhibit
               4(a)(31).)

*4(a)(32)  --  Thirty-first Supplemental Indenture, dated as of May 1, 1996.
               (Form 10-K for the year ended December 31, 1996, File No. 1-5924 -- Exhibit 4(a)(32).)

*4(a)(33)  --  Thirty-second Supplemental Indenture, dated as of May 1, 1996.
               (Form 10-K for the year ended December 31, 1996, File No. 1-5924 -- Exhibit 4(a)(33).)

*4(a)(34)  --  Thirty-third Supplemental Indenture, dated as of May 1, 1998.
               (Form 10-Q for the quarter ended June 30, 1998, File No. 1-5924 -- Exhibit 4(a).)

*4(a)(35)  --  Thirty-fourth Supplemental Indenture dated as of August 1,
               1998. (Form 10-Q for the quarter ended June 30, 1998, File No. 1-5924 -- Exhibit 4(b).)

*4(b)(1)   --  Installment Sale Agreement, dated as of December 1, 1973, among the City of Farmington, New Mexico, Public Service
               Company of New Mexico and TEP. (Form 8-K for the month of January 1974, File No. 0-269 -- Exhibit 3.)

*4(b)(2)   --  Ordinance No. 486, adopted December 17, 1973, of the City of
               Farmington, New Mexico.  (Form 8-K for the month of January
               1974, File No. 0-269 -- Exhibit 4.)

*4(b)(3)   --  Amended and Restated Installment Sale Agreement dated as of
               April 1, 1997, between the City of Farmington, New Mexico and
               TEP relating to Pollution Control Revenue Bonds, 1997 Series A
               (Tucson Electric Power Company San Juan Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924
               -- Exhibit 4(a).)

*4(b)(4)   --  City of Farmington, New Mexico Ordinance No. 97-1055, adopted
               April 17, 1997, authorizing Pollution Control Revenue Bonds,
               1997 Series A (Tucson Electric Power Company San Juan
               Project).  (Form 10-Q for the quarter ended March 31, 1997,
               File No. 1-5924 -- Exhibit 4(b).)

*4(c)(1)   --  Loan Agreement, dated as of October 1, 1982, between the Pima
               County Authority and TEP relating to Floating Rate Monthly
               Demand Industrial Development Revenue Bonds, 1982 Series A
               (Tucson Electric Power Company Irvington Project). (Form 10-Q for the quarter ended September 30, 1982, File No. 1-5924
               -- Exhibit 4(a).)

*4(c)(2)   --  Indenture of Trust, dated as of October 1, 1982, between the
               Pima County Authority and Morgan Guaranty authorizing Floating
               Rate Monthly Demand Industrial Development Revenue Bonds, 1982
               Series A (Tucson Electric Power Company Irvington Project).
               (Form 10-Q for the quarter ended September 30, 1982, File No.
               1-5924 -- Exhibit 4(b).)

*4(c)(3)   --  First Supplemental Loan Agreement, dated as of March 31, 1992, between the Pima County Authority and TEP relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson
               Electric Power Company Irvington Project).  (Form S-4,
               Registration No. 33-52860 -- Exhibit 4(h)(3).)

*4(c)(4)   --  First Supplemental Indenture of Trust, dated as of March 31,
               1992, between the Pima County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1982 Series
               A (Tucson Electric Power Company Irvington Project).  (Form S-
               4, Registration No. 33-52860 -- Exhibit 4(h)(4).)

*4(d)(1)   --  Loan Agreement, dated as of December 1, 1982, between the Pima
               County Authority and TEP relating to Floating Rate Monthly
               Demand Industrial Development Revenue Bonds, 1982 Series A
               (Tucson Electric Power Company Projects). (Form 10-K for the year ended December 31, 1982, File No. 1-5924 -- Exhibit
               4(k)(1).)

*4(d)(2)   --  Indenture of Trust, dated as of December 1, 1982, between the
               Pima County Authority and Morgan Guaranty authorizing Floating
               Rate Monthly Demand Industrial Development Revenue Bonds, 1982
               Series A (Tucson Electric Power Company Projects). (Form 10-K for the year ended December 31, 1982, File No. 1-5924
               -- Exhibit 4(k)(2).)

*4(d)(3)   --  First Supplemental Loan Agreement, dated as of March 31, 1992, between the Pima County Authority and TEP relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson
               Electric Power Company Projects).  (Form S-4, Registration No.
               33-52860 -- Exhibit 4(i)(3).)

*4(d)(4)   --  First Supplemental Indenture of Trust, dated as of March 31,
               1992, between the Pima County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1982 Series
               A (Tucson Electric Power Company Projects).  (Form S-4,
               Registration No. 33-52860 -- Exhibit 4(i)(4).)

*4(e)(1)   --  Loan Agreement, dated as of December 1, 1983, between the
               Apache County Authority and TEP relating to Floating Rate
               Monthly Demand Industrial Development Revenue Bonds, 1983
               Series A (Tucson Electric Power Company Springerville
               Project).  (Form 10-K for the year ended December 31, 1983,
               File No. 1-5924 -- Exhibit 4(l)(1).)

*4(e)(2)   --  Indenture of Trust, dated as of December 1, 1983, between the
               Apache County Authority and Morgan Guaranty authorizing
               Floating Rate Monthly Demand Industrial Development Revenue
               Bonds, 1983 Series A (Tucson Electric Power Company
               Springerville Project).  (Form 10-K for the year ended
               December 31, 1983, File No. 1-5924 -- Exhibit 4(l)(2).)

*4(e)(3)   --  First Supplemental Loan Agreement, dated as of December 1,
               1985, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue
               Bonds, 1983 Series A (Tucson Electric Power Company
               Springerville Project).  (Form 10-K for the year ended
               December 31, 1987, File No. 1-5924 -- Exhibit 4(k)(3).)

*4(e)(4)   --  First Supplemental Indenture, dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty relating to Floating Rate Monthly Demand Industrial
               Development Revenue Bonds, 1983 Series A (Tucson Electric
               Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 -- Exhibit 4(k)(4).)

*4(e)(5)   --  Second Supplemental Loan Agreement, dated as of March 31,
               1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series A (Tucson
               Electric Power Company Springerville Project).  (Form S-4,
               Registration No. 33-52860 -- Exhibit 4(k)(5).)

*4(e)(6)   --  Second Supplemental Indenture of Trust, dated as of March 31,
               1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series
               A (Tucson Electric Power Company Springerville Project).
               (Form S-4, Registration No. 33-52860 -- Exhibit 4(k)(6).)

*4(f)(1)   --  Loan Agreement, dated as of December 1, 1983, between the
               Apache County Authority and TEP relating to Variable Rate
               Demand Industrial Development Revenue Bonds, 1983 Series B
               (Tucson Electric Power Company Springerville Project).
               (Form 10-K for the year ended December 31, 1983, File No.
               1-5924 -- Exhibit 4(m)(1).)

*4(f)(2)   --  Indenture of Trust, dated as of December 1, 1983, between the
               Apache County Authority and Morgan Guaranty authorizing
               Variable Rate Demand Industrial Development Revenue Bonds,
               1983 Series B (Tucson Electric Power Company Springerville
               Project).  (Form 10-K for the year ended December 31, 1983,
               File No. 1-5924 -- Exhibit 4(m)(2).)

*4(f)(3)   --  First Supplemental Loan Agreement, dated as of December 1,
               1985, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue
               Bonds, 1983 Series B (Tucson Electric Power Company
               Springerville Project).  (Form 10-K for the year ended
               December 31, 1987, File No. 1-5924 -- Exhibit 4(l)(3).)

*4(f)(4)   --  First Supplemental Indenture, dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty relating to Floating Rate Monthly Demand Industrial
               Development Revenue Bonds, 1983 Series B (Tucson Electric
               Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 -- Exhibit 4(l)(4).)

*4(f)(5)   --  Second Supplemental Loan Agreement, dated as of March 31,
               1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series B (Tucson
               Electric Power Company Springerville Project).  (Form S-4,
               Registration No. 33-52860 -- Exhibit 4(l)(5).)

*4(f)(6)   --  Second Supplemental Indenture of Trust, dated as of March 31,
               1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series
               B (Tucson Electric Power Company Springerville Project).
               (Form S-4, Registration No. 33-52860 -- Exhibit 4(l)(6).)

*4(g)(1)   --  Loan Agreement, dated as of December 1, 1983, between the
               Apache County Authority and TEP relating to Variable Rate
               Demand Industrial Development Revenue Bonds, 1983 Series C
               (Tucson Electric Power Company Springerville Project).  (Form
               10-K for year ended December 31, 1983, File No. 1-5924
               -- Exhibit 4(n)(1).)

*4(g)(2)   --  Indenture of Trust, dated as of December 1, 1983, between the
               Apache County Authority and Morgan Guaranty authorizing
               Variable Rate Demand Industrial Development Revenue Bonds,
               1983 Series C (Tucson Electric Power Company Springerville
               Project).  (Form 10-K for the year ended December 31, 1983,
               File No. 1-5924 -- Exhibit 4(n)(2).)

*4(g)(3)   --  First Supplemental Loan Agreement, dated as of December 1,
               1985, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue
               Bonds, 1983 Series C (Tucson Electric Power Company
               Springerville Project).  (Form 10-K for the year ended
               December 31, 1987, File No. 1-5924 -- Exhibit 4(m)(3).)

*4(g)(4)   --  First Supplemental Indenture, dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty relating to Floating Rate Monthly Demand Industrial
               Development Revenue Bonds, 1983 Series C (Tucson Electric
               Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 -- Exhibit 4(m)(4).)

*4(g)(5)   --  Second Supplemental Loan Agreement, dated as of March 31,
               1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series C (Tucson
               Electric Power Company Springerville Project).  (Form S-4,
               Registration No. 33-52860 -- Exhibit 4(m)(5).)

*4(g)(6)   --  Second Supplemental Indenture of Trust, dated as of March 31,
               1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series
               C (Tucson Electric Power Company Springerville Project).
               (Form S-4, Registration No. 33-52860 -- Exhibit 4(m)(6).)

*4(h)      --  Reimbursement Agreement, dated as of September 15, 1981, as amended, between TEP and Manufacturers Hanover Trust Company.
               (Form 10-K for the year ended December 31, 1984, File No.
               1-5924 -- Exhibit 4(o)(4).)

*4(i)(1)   --  Loan Agreement, dated as of December 1, 1985, between the
               Apache County Authority and TEP relating to Variable Rate
               Demand Industrial Development Revenue Bonds, 1985 Series A
               (Tucson Electric Power Company Springerville Project).  (Form
               10-K for the year ended December 31, 1985, File No. 1-5924
               -- Exhibit 4(r)(1).)

*4(i)(2)   --  Indenture of Trust, dated as of December 1, 1985, between the
               Apache County Authority and Morgan Guaranty authorizing
               Variable Rate Demand Industrial Development Revenue Bonds,
               1985 Series A (Tucson Electric Power Company Springerville
               Project).  (Form 10-K for the year ended December 31, 1985,
               File No. 1-5924 -- Exhibit 4(r)(2).)

*4(i)(3)   --  First Supplemental Loan Agreement, dated as of March 31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1985 Series A (Tucson
               Electric Power Company Springerville Project).  (Form S-4,
               Registration No. 33-52860 -- Exhibit 4(o)(3).)

*4(i)(4)   --  First Supplemental Indenture of Trust, dated as of March 31,
               1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1985 Series
               A (Tucson Electric Power Company Springerville Project).
               (Form S-4, Registration No. 33-52860 -- Exhibit 4(o)(4).)

*4(j)(1)   --  Indenture of Mortgage and Deed of Trust dated as of December
               1, 1992, to Bank of Montreal Trust Company, Trustee.  (Form
               S-1, Registration No. 33-55732 -- Exhibit 4(r)(1).)

*4(j)(2)   --  Supplemental Indenture No. 1 creating a series of bonds designated Second Mortgage Bonds, Collateral Series A, dated as of December 1, 1992. (Form S-1, Registration No. 33-55732
               -- Exhibit 4(r)(2).)

*4(j)(3)   --  Supplemental Indenture No. 2 creating a series of bonds designated Second Mortgage Bonds, Collateral Series B, dated as of December 1, 1997. (Form 10-K for year ended December
               31, 1997, File No. 1-5924 -- Exhibit 4(m)(3).)

*4(j)(4)   --  Supplemental Indenture No. 3 creating a series of bonds designated Second Mortgage Bonds, Collateral Series, dated as of August 1, 1998. (Form 10-Q for the quarter ended June 30,
               1998, File No. 1-5924 -- Exhibit 4(c).)

*4(j)(5)   --  Supplemental Indenture No. 4 creating a series of bonds designated Second Mortgage Bonds, Collateral Series C, dated as of November 1, 2002. (Form 8-K dated November 27, 2002,
               File Nos. 1-05924 and 1-13739 -- Exhibit 99.2.)

*4(k)(1)   --  Loan Agreement, dated as of April 1, 1997, between Coconino
               County, Arizona Pollution Control Corporation and TEP relating to Pollution Control Revenue Bonds, 1997 Series A (Tucson
               Electric Power Company Navajo Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924 -- Exhibit
               4(c).)

*4(k)(2)   --  Indenture of Trust, dated as of April 1, 1997, between
               Coconino County, Arizona Pollution Control Corporation and
               First Trust of New York, National Association, authorizing
               Pollution Control Revenue Bonds, 1997 Series A (Tucson
               Electric Power Company Navajo Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924 -- Exhibit
               4(d).)

*4(l)(1)   --  Loan Agreement, dated as of April 1, 1997, between Coconino
               County, Arizona Pollution Control Corporation and TEP relating to Pollution Control Revenue Bonds, 1997 Series B (Tucson
               Electric Power Company Navajo Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924 -- Exhibit 4(e).)

*4(l)(2)   --  Indenture of Trust, dated as of April 1, 1997, between
               Coconino County, Arizona Pollution Control Corporation and
               First Trust of New York, National Association, authorizing
               Pollution Control Revenue Bonds, 1997 Series B (Tucson
               Electric Power Company Navajo Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924 -- Exhibit
               4(f).)

*4(m)(1)   --  Loan Agreement, dated as of September 15, 1997, between The
               Industrial Development Authority of the County of Pima and TEP relating to Industrial Development Revenue Bonds, 1997 Series
               A (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924 -- Exhibit
               4(a).)

*4(m)(2)   --  Indenture of Trust, dated as of September 15, 1997, between
               The Industrial Development Authority of the County of Pima and
               First Trust of New York, National Association, authorizing
               Industrial Development Revenue Bonds, 1997 Series A (Tucson
               Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924 -- Exhibit 4(b).)

*4(n)(1)   --  Loan Agreement, dated as of September 15, 1997, between The
               Industrial Development Authority of the County of Pima and TEP relating to Industrial Development Revenue Bonds, 1997 Series
               B (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924 -- Exhibit
               4(c).)

*4(n)(2)   --  Indenture of Trust, dated as of September 15, 1997, between
               The Industrial Development Authority of the County of Pima and
               First Trust of New York, National Association, authorizing
               Industrial Development Revenue Bonds, 1997 Series B (Tucson
               Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924 -- Exhibit 4(d).)

*4(o)(1)   --  Loan Agreement, dated as of September 15, 1997, between The
               Industrial Development Authority of the County of Pima and TEP relating to Industrial Development Revenue Bonds, 1997 Series
               C (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924 -- Exhibit
               4(e).)

*4(o)(2)   --  Indenture of Trust, dated as of September 15, 1997, between
               The Industrial Development Authority of the County of Pima and
               First Trust of New York, National Association, authorizing
               Industrial Development Revenue Bonds, 1997 Series C (Tucson
               Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924 -- Exhibit 4(f).)

*4(p)(1)   --  Loan Agreement, dated as of March 1, 1998, between The
               Industrial Development Authority of the County of Apache and
               TEP relating to Pollution Control Revenue Bonds, 1998 Series A
               (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 -- Exhibit
               4(a).)

*4(p)(2)   --  Indenture of Trust, dated as of March 1, 1998, between The
               Industrial Development Authority of the County of Apache and
               First Trust of New York, National Association, authorizing
               Pollution Control Revenue Bonds, 1998 Series A (Tucson
               Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 -- Exhibit 4(b).)

*4(q)(1)   --  Loan Agreement, dated as of March 1, 1998, between The
               Industrial Development Authority of the County of Apache and
               TEP relating to Pollution Control Revenue Bonds, 1998 Series B
               (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 -- Exhibit 4(c).)

*4(q)(2)   --  Indenture of Trust, dated as of March 1, 1998, between The
               Industrial Development Authority of the County of Apache and
               First Trust of New York, National Association, authorizing
               Pollution Control Revenue Bonds, 1998 Series B (Tucson
               Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 -- Exhibit 4(d).)

*4(r)(1)   --  Loan Agreement, dated as of March 1, 1998, between The
               Industrial Development Authority of the County of Apache and
               TEP relating to Industrial Development Revenue Bonds, 1998
               Series C (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924
               -- Exhibit 4(e).)

*4(r)(2)   --  Indenture of Trust, dated as of March 1, 1998, between The
               Industrial Development Authority of the County of Apache and
               First Trust of New York, National Association, authorizing
               Industrial Development Revenue Bonds, 1998 Series C (Tucson
               Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 -- Exhibit 4(f).)

*4(s)(1)   --  Indenture of Trust, dated as of August 1, 1998, between TEP and the Bank of Montreal Trust Company. (Form 10-Q for the quarter ended June 30, 1998, File No. 1-5924 -- Exhibit 4(d).)

*4(t)(1)   --  Rights Agreement dated as of March 5, 1999, between UniSource
               Energy Corporation and The Bank of New York, as Rights Agent.
               (Form 8-K dated March 5, 1999, File No. 1-13739 -- Exhibit
               4.)

*10(a)(1)  --  Lease Agreements, dated as of December 1, 1984, between
               Valencia and United States Trust Company of New York, as Trustee, and Thomas B. Zakrzewski, as Co-Trustee, as amended and supplemented. (Form 10-K for the year ended December 31, 1984, File No. 1-5924 -- Exhibit 10(d)(1).)

*10(a)(2)  --  Guaranty and Agreements, dated as of December 1, 1984, between
               TEP and United States Trust Company of New York, as Trustee, and Thomas B. Zakrzewski, as Co-Trustee. (Form 10-K for the year ended December 31, 1984, File No. 1-5924 -- Exhibit 10(d)(2).)

*10(a)(3)  --  General Indemnity Agreements, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors; General Foods Credit Corporation, Harvey Hubbell Financial, Inc. and J. C. Penney Company, Inc. as Owner Participants; United States Trust Company of New York, as Owner Trustee; Teachers Insurance and Annuity Association of America as Loan Participant; and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1984, File No. 1-5924 -- Exhibit 10(d)(3).)

*10(a)(4)  --  Tax Indemnity Agreements, dated as of December 1, 1984, between General Foods Credit Corporation, Harvey Hubbell Financial, Inc. and J. C. Penney Company, Inc., each as Beneficiary under a separate Trust Agreement dated December 1, 1984, with United States Trust of New York as Owner Trustee, and Thomas B. Zakrzewski as Co-Trustee, Lessor, and Valencia, Lessee, and TEP, Indemnitors. (Form 10-K for the year ended December 31, 1984, File No. 1-5924 -- Exhibit 10(d)(4).)

*10(a)(5)  --  Amendment No. 1, dated December 31, 1984, to the Lease
               Agreements, dated December 1, 1984, between Valencia and United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski as Co-Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 -- Exhibit 10(e)(5).)

*10(a)(6)  --  Amendment No. 2, dated April 1, 1985, to the Lease Agreements, dated December 1, 1984, between Valencia and United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski as Co-Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 -- Exhibit 10(e)(6).)

*10(a)(7)  --  Amendment No. 3, dated August 1, 1985, to the Lease
               Agreements, dated December 1, 1984, between Valencia and United States Trust Company of New York, as Owner Trustee, and Thomas Zakrzewski as Co-Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 -- Exhibit 10(e)(7).)

*10(a)(8)  --  Amendment No. 4, dated June 1, 1986, to the Lease Agreement, dated December 1, 1984, between Valencia and United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee, under a Trust Agreement dated as of December 1, 1984, with General Foods Credit Corporation as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 -- Exhibit 10(e)(8).)

*10(a)(9)  --  Amendment No. 4, dated June 1, 1986, to the Lease Agreement, dated December 1, 1984, between Valencia and United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee, under a Trust Agreement dated as of December 1, 1984, with J. C. Penney Company, Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 -- Exhibit 10(e)(9).)

*10(a)(10) --  Amendment No. 4, dated June 1, 1986, to the Lease Agreement, dated December 1, 1984, between Valencia and United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee, under a Trust Agreement dated as of December 1, 1984, with Harvey Hubbell Financial Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 -- Exhibit 10(e)(10).)

*10(a)(11) --  Lease Amendment No. 5 and Supplement No. 2, to the Lease
               Agreement, dated July 1, 1986, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and J. C. Penney as Owner
               Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 -- Exhibit 10(e)(11).)

*10(a)(12) --  Lease Amendment No. 5, to the Lease Agreement, dated June 1,
               1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and General Foods Credit Corporation as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924
               -- Exhibit 10(f)(12).)

*10(a)(13) --  Lease Amendment No. 5, to the Lease Agreement, dated June 1,
               1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and Harvey Hubbell Financial Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924
               -- Exhibit 10(f)(13).)

*10(a)(14) --  Lease Amendment No. 6, to the Lease Agreement, dated June 1,
               1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and
               J. C. Penney Company, Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924
               -- Exhibit 10(f)(14).)

*10(a)(15) --  Lease Supplement No. 1, dated December 31, 1984, to Lease
               Agreements, dated December 1, 1984, between Valencia, as Lessee and United States Trust Company of New York and Thomas
               B. Zakrzewski, as Owner Trustee and Co-Trustee, respectively (document filed relates to General Foods Credit Corporation; documents relating to Harvey Hubbel Financial, Inc. and JC Penney Company, Inc. are not filed but are substantially similar). (Form S-4, Registration No. 33-52860 -- Exhibit 10(f)(15).)

*10(a)(16) --  Amendment No. 1, dated June 1, 1986, to the General Indemnity
               Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, General Foods Credit Corporation, as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 -- Exhibit 10(e)(12).)

*10(a)(17) --  Amendment No. 1, dated June 1, 1986, to the General Indemnity
               Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 -- Exhibit 10(e)(13).)

*10(a)(18) --  Amendment No. 1, dated June 1, 1986, to the General Indemnity
               Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, Harvey Hubbell Financial, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 -- Exhibit 10(e)(14).)

*10(a)(19) --  Amendment No. 2, dated as of July 1, 1986, to the General
               Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860 -- Exhibit 10(f)(19).)

*10(a)(20) --  Amendment No. 2, dated as of June 1, 1987, to the General
               Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, General Foods Credit Corporation, as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860 -- Exhibit 10(f)(20).)

*10(a)(21) --  Amendment No. 2, dated as of June 1, 1987, to the General
               Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, Harvey Hubbell Financial, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860 -- Exhibit 10(f)(21).)

*10(a)(22) --  Amendment No. 3, dated as of June 1, 1987, to the General
               Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860 -- Exhibit 10(f)(22).)

*10(a)(23) --  Supplemental Tax Indemnity Agreement, dated July 1, 1986, between J. C. Penney Company, Inc., as Owner Participant, and Valencia and TEP, as Indemnitors. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 -- Exhibit 10(e)(15).)

*10(a)(24) --  Supplemental General Indemnity Agreement, dated as of July 1,
               1986, among Valencia and TEP, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924
               -- Exhibit 10(e)(16).)

*10(a)(25) --  Amendment No. 1, dated as of June 1, 1987, to the Supplemental
               General Indemnity Agreement, dated as of July 1, 1986, among Valencia and TEP, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860 -- Exhibit 10(f)(25).)

*10(a)(26) --  Valencia Agreement, dated as of June 30, 1992, among TEP, as
               Guarantor, Valencia, as Lessee, Teachers Insurance and Annuity Association of America, as Loan Participant, Marine Midland Bank, N.A., as Indenture Trustee, United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski, as Co-Trustee, and the Owner Participants named therein relating to the Restructuring of Valencia's lease of the coal-handling facilities at the Springerville Generating Station. (Form S-4, Registration No. 33-52860 -- Exhibit 10(f)(26).)

*10(a)(27) --  Amendment, dated as of December 15, 1992, to the Lease
               Agreements, dated December 1, 1984, between Valencia, as Lessee, and United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski, as Co-Trustee. (Form S-1, Registration No. 33-55732 -- Exhibit 10(f)(27).)

*10(b)(1)  --  Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos Resources Inc. (San Carlos)(a wholly-owned subsidiary of the Registrant) jointly and severally, as Lessee, and Wilmington Trust Company, as Trustee, as amended and supplemented. (Form 10-K for the year ended December 31, 1985, File No. 1-5924 -- Exhibit 10(f)(1).)

*10(b)(2)  --  Tax Indemnity Agreements, dated as of December 1, 1985, between Philip Morris Credit Corporation, IBM Credit Financing Corporation and Emerson Finance Co., each as beneficiary under a separate trust agreement, dated as of December 1, 1985, with Wilmington Trust Company, as Owner Trustee, and William J. Wade, as Co-Trustee, and TEP and San Carlos, as Lessee. (Form 10-K for the year ended December 31, 1985, File No. 1-5924
               -- Exhibit 10(f)(2).)

*10(b)(3)  --  Participation Agreement, dated as of December 1, 1985, among
               TEP and San Carlos as Lessee, Philip Morris Credit Corporation, IBM Credit Financing Corporation, and Emerson Finance Co. as Owner Participants, Wilmington Trust Company as Owner Trustee, The Sumitomo Bank, Limited, New York Branch, as Loan Participant, and Bankers Trust Company, as Indenture Trustee. (Form 10-K for the year ended December 31, 1985, File No. 1-5924 -- Exhibit 10(f)(3).)

*10(b)(4)  --  Restructuring Commitment Agreement, dated as of June 30, 1992, among TEP and San Carlos, jointly and severally, as Lessee, Philip Morris Credit Corporation, IBM Credit Financing Corporation and Emerson Capital Funding, William J. Wade, as Owner Trustee and Co-Trustee, respectively, The Sumitomo Bank, Limited, New York Branch, as Loan Participant and United States Trust Company of New York, as Indenture Trustee. (Form S-4, Registration No. 33-52860 -- Exhibit 10(g)(4).)

*10(b)(5)  --  Lease Supplement No. 1, dated December 31, 1985, to Lease
               Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee Trustee and Co-Trustee, respectively (document filed relates to Philip Morris Credit Corporation; documents relating to IBM Credit Financing Corporation and Emerson Financing Co. are not filed but are substantially similar). (Form S-4, Registration No. 33-52860 -- Exhibit 10(g)(5).)

*10(b)(6)  --  Amendment No. 1, dated as of December 15, 1992, to Lease
               Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, as Lessor. (Form S-1, Registration No. 33-55732 -- Exhibit 10(g)(6).)

*10(b)(7)  --  Amendment No. 1, dated as of December 15, 1992, to Tax
               Indemnity Agreements, dated as of December 1, 1985, between Philip Morris Credit Corporation, IBM Credit Financing Corporation and Emerson Capital Funding Corp., as Owner Participants and TEP and San Carlos, jointly and severally, as Lessee. (Form S-1, Registration No. 33-55732 -- Exhibit 10(g)(7).)

*10(b)(8)  --  Amendment No. 2, dated as of December 1, 1999, to Lease
               Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with Philip Morris Capital Corporation as Owner Participant. (Form 10-K for the year ended December 31, 1999, File No. 1-5924 -- Exhibit 10(b)(8).)

*10(b)(9)  --  Amendment No. 2, dated as of December 1, 1999, to Lease
               Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with IBM Credit Financing Corporation as Owner Participant. (Form 10-K for the year ended December 31, 1999, File No. 1-5924 -- Exhibit 10(b)(9).)

*10(b)(10) --  Amendment No. 2, dated as of December 1, 1999, to Lease
               Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with Emerson Finance Co. as Owner Participant. (Form 10-K for the year ended December 31, 1999, File No. 1-5924 -- Exhibit 10(b)(10).)

*10(b)(11) --  Amendment No. 2, dated as of December 1, 1999, to Tax
               Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Philip Morris Capital Corporation as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-K for the year ended December 31, 1999, File No. 1-5924
               -- Exhibit 10(b)(11).)

*10(b)(12) --  Amendment No. 2, dated as of December 1, 1999, to Tax
               Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and IBM Credit Financing Corporation as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-K for the year ended December 31, 1999, File No. 1-5924
               -- Exhibit 10(b)(12).)

*10(b)(13) --  Amendment No. 2, dated as of December 1, 1999, to Tax
               Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Emerson Finance Co. as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-K for the year ended December 31, 1999, File No. 1-5924 -- Exhibit 10(b)(13).)

*10(c)(1)  --  Amended and Restated Participation Agreement, dated as of
               November 15, 1987, among TEP, as Lessee, Ford Motor Credit Company, as Owner Participant, Financial Security Assurance Inc., as Surety, Wilmington Trust Company and William J. Wade in their respective individual capacities as provided therein, but otherwise solely as Owner Trustee and Co-Trustee under the Trust Agreement, and Morgan Guaranty, in its individual capacity as provided therein, but Secured Party. (Form 10-K for the year ended December 31, 1987, File No. 1-5924
               -- Exhibit 10(j)(1).)

*10(c)(2)  --  Lease Agreement, dated as of January 14, 1988, between
               Wilmington Trust Company and William J. Wade, as Owner Trust Agreement described therein, dated as of November 15, 1987, between such parties and Ford Motor Credit Company, as Lessor, and TEP, as Lessee. (Form 10-K for the year ended December 31, 1987, File No. 1-5924 -- Exhibit 10(j)(2).)

*10(c)(3)  --  Tax Indemnity Agreement, dated as of January 14, 1988, between
               TEP, as Lessee, and Ford Motor Credit Company, as Owner Participant, beneficiary under a Trust Agreement, dated as of November 15, 1987, with Wilmington Trust Company and William
               J. Wade, Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-K for the year ended December 31, 1987, File No. 1-5924 -- Exhibit 10(j)(3).)

*10(c)(4)  --  Loan Agreement, dated as of January 14, 1988, between the Pima
               County Authority and Wilmington Trust Company and William J. Wade in their respective individual capacities as expressly stated, but otherwise solely as Owner Trustee and Co-Trustee, respectively, under and pursuant to a Trust Agreement, dated as of November 15, 1987, with Ford Motor Credit Company as Trustor and Debtor relating to Industrial Development Lease Obligation Refunding Revenue Bonds, 1988 Series A (TEP's Irvington Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 -- Exhibit 10(j)(4).)

*10(c)(5)  --  Indenture of Trust, dated as of January 14, 1988, between the
               Pima County Authority and Morgan Guaranty authorizing Industrial Development Lease Obligation Refunding Revenue Bonds, 1988 Series A (Tucson Electric Power Company Irvington Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 -- Exhibit 10(j)(5).)

*10(c)(6)  --  Lease Amendment No. 1, dated as of May 1, 1989, between TEP,
               Wilmington Trust Company and William J. Wade as Owner Trustee and Co-trustee, respectively under a Trust Agreement dated as of November 15, 1987 with Ford Motor Credit Company. (Form 10-K for the year ended December 31, 1990, File No. 1-5924
               -- Exhibit 10(i)(6).)

*10(c)(7)  --  Lease Supplement, dated as of January 1, 1991, between TEP,
               Wilmington Trust Company and William J. Wade as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement dated as of November 15, 1987, with Ford. (Form 10-K for the year ended December 31, 1991, File No. 1-5924 -- Exhibit 10(i)(8).)

*10(c)(8)  --  Lease Supplement, dated as of March 1, 1991, between TEP,
               Wilmington Trust Company and William J. Wade as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement dated as of November 15, 1987, with Ford. (Form 10-K for the year ended December 31, 1991, File No. 1-5924 -- Exhibit 10(i)(9).)

*10(c)(9)  --  Lease Supplement No. 4, dated as of December 1, 1991, between
               TEP, Wilmington Trust Company and William J. Wade as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement dated as of November 15, 1987, with Ford. (Form 10-K for the year ended December 31, 1991, File No. 1-5924 -- Exhibit 10(i)(10).)

*10(c)(10) --  Supplemental Indenture No. 1, dated as of December 1, 1991, between the Pima County Authority and Morgan Guaranty relating to Industrial Lease Development Obligation Revenue Project. (Form 10-K for the year ended December 31, 1991, File No. 1-5924 -- Exhibit 10(i)(11).)

*10(c)(11) --  Restructuring Commitment Agreement, dated as of June 30, 1992, among TEP, as Lessee, Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, and Morgan Guaranty, as Indenture Trustee and Refunding Trustee, relating to the restructuring of the Registrant's lease of Unit 4 at the Irvington Generating Station. (Form S-4, Registration No. 33-52860 -- Exhibit 10(i)(12).)

*10(c)(12) --  Amendment No. 1, dated as of December 15, 1992, to Amended and
               Restated Participation Agreement, dated as of November 15, 1987, among TEP, as Lessee, Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, Financial Security Assurance Inc., as Surety, and Morgan Guaranty, as Indenture Trustee. (Form S-1, Registration No. 33-55732
               -- Exhibit 10(h)(12).)

*10(c)(13) --  Amended and Restated Lease, dated as of December 15, 1992, between TEP, as Lessee and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, as Lessor. (Form S-1, Registration No. 33-55732 -- Exhibit 10(h)(13).)

*10(c)(14) --  Amended and Restated Tax Indemnity Agreement, dated as of
               December 15, 1992, between TEP, as Lessee, and Ford Motor Credit Company, as Owner Participant. (Form S-1, Registration No. 33-55732 -- Exhibit 10(h)(14).)

*10(d)     --  Power Sale Agreement for the years 1990 to 2011, dated as of
               March 10, 1988, between TEP and Salt River Project
               Agricultural Improvement and Power District. (Form 10-K for the year ended December 31, 1987, File No. 1-5924 -- Exhibit
               10(k).)

*10(e)     --  Participation Agreement, dated as of June 30, 1992, among TEP, as Lessee, various parties thereto, as Owner Wilmington Trust
               Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, and LaSalle National Bank, as Indenture Trustee relating to TEP's lease of Springerville Unit 1. (Form S-1,
               Registration No. 33-55732 -- Exhibit 10(u).)

*10(f)     --  Lease Agreement, dated as of December 15, 1992, between TEP, as Lessee and Wilmington Trust Company and William J. Wade, as
               Owner Trustee and Co-Trustee, respectively, as Lessor.  (Form
               S-1, Registration No. 33-55732 -- Exhibit 10(v).)

*10(g)     --  Tax Indemnity Agreements, dated as of December 15, 1992, between the various Owner Participants parties thereto and TEP, as Lessee. (Form S-1, Registration No. 33-55732
               -- Exhibit 10(w).)

*10(h)     --  Restructuring Agreement, dated as of December 1, 1992, between
               TEP and Century Power Corporation.  (Form S-1, Registration
               No. 33-55732 -- Exhibit 10(x).)

*10(i)     --  Voting Agreement, dated as of December 15, 1992, between TEP and Chrysler Capital Corporation (documents relating to
               CILCORP Lease Management, Inc., MWR Capital Inc., US West
               Financial Services, Inc. and Philip Morris Capital Corporation are not filed but are substantially similar). (Form S-1, Registration No. 33-55732 -- Exhibit 10(y).)

*10(j)(1)  --  Wholesale Power Supply Agreement between TEP and Navajo Tribal
               Utility Authority dated January 5, 1993. (Form 10-K for the year ended December 31, 1992, File No. 1-5924 -- Exhibit 10(t).)

*10(j)(2)  --  Amended and Restated Wholesale Power Supply Agreement between
               TEP and Navajo Tribal Utility Authority, dated June 25, 1997. (Form 10-Q for the quarter ended June 30, 1997, File No. 1-5924 -- Exhibit 10.)

+*10(k)    --  1994 Omnibus Stock and Incentive Plan of UniSource Energy.
               (Form S-8 dated January 6, 1998, File No. 333-43767.)

+*10(l)    --  Management and Directors Deferred Compensation Plan of
               UniSource Energy.  (Form S-8 dated January 6, 1998, File No.
               333-43769.)

+*10(m)    --  TEP Supplemental Retirement Account for Classified Employees.
               (Form S-8 dated May 21, 1998, File No. 333-53309.)

+*10(n)    --  TEP Triple Investment Plan for Salaried Employees.  (Form S-8
               dated May 21, 1998, File No. 333-53333.)

+*10(o)    --  UniSource Energy Management and Directors Deferred
               Compensation Plan.  (Form S-8 dated May 21, 1998, File No.
               333-53337.)

+10(p)     --  Officer Change in Control Agreement between TEP and currently in effect with Thomas A. Delawder, Michael DeConcini, Steven
               J. Glaser, Thomas N. Hansen, Neil Holstad, Karen G. Kissinger,
               Kevin P. Larson, Steven W. Lynn, Dennis R. Nelson, Vincent
               Nitido, Jr., James S. Pignatelli, and James Pyers dated as of
               December 4, 1998.


*10(q)(1)  --  Sworn Statement by UniSource Energy Principal Executive
               Officer Regarding Facts and Circumstances Relating to Exchange Act Filings pursuant to SEC Order No. 4-460. (Form 8-K dated August 9, 2002, File No. 1-13739 -- Exhibit 99.1.)

*10(q)(2)  --  Sworn Statement by UniSource Energy Principal Financial
               Officer Regarding Facts and Circumstances Relating to Exchange Act Filings pursuant to SEC Order No. 4-460. (Form 8-K dated August 9, 2002, File No. 1-13739 -- Exhibit 99.2.)

+*10(r)    --  Amended and Restated UniSource Energy 1994 Outside Director
               Stock Option Plan of UniSource Energy.  (Form S-8 dated
               September 9, 2002, File No. 333-99317.)

*10(s)(1)  --  Asset Purchase Agreement dated as of October 29, 2002, by and between UniSource Energy and Citizens Communications Company relating to the Purchase of Citizens' Electric Utility Business in the State of Arizona. (Form 8-K dated October 31, 2002, File No. 1-13739 -- Exhibit 99-1.)

*10(s)(2)  --  Asset Purchase Agreement dated as of October 29, 2002, by and between UniSource Energy and Citizens Communications Company relating to the Purchase of Citizens' Gas Utility Business in the State of Arizona. (Form 8-K dated October 31, 2002, File No. 1-13739 -- Exhibit 99-2.)

*10(t)     --  Credit Agreement dated as of November 14, 2002, among TEP,
               Toronto Dominion (Texas), Inc., as Administrative Agent, The
               Bank of New York and Union Bank of California as
               Co-Syndication Agents, Credit Suisse First Boston as
               Documentation Agent, TD Securities (USA) Inc. and Credit
               Suisse First Boston as Co-Lead Arrangers and Joint
               Bookrunners, the lenders party hereto, and the issuing banks party hereto. (Form 8-K dated November 27, 2002, File Nos.
               1-5924 and 1-13739 -- Exhibit 99-1.)

12         --  Computation of Ratio of Earnings to Fixed Charges -- TEP.

21         --  Subsidiaries of the Registrants.

23         --  Consents of experts.

24(a)      --  Power of Attorney -- UniSource Energy.

24(b)      --  Power of Attorney -- TEP.

99         --  Statements of Corporate Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(*)   Previously filed as indicated and incorporated herein by reference.
(+) Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by item 601(b)(10)(iii) of Regulation S-K.