Form 10-K
period 2004-12-31
UNISOURCE ENERGY CORP; TUCSON ELECTRIC POWER CO
filed 2005-03-16
CIK 941138, 100122

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
  [ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004
                                       OR
  [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ______to_______.

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

UNISOURCE ENERGY       COMMON STOCK, NO PAR VALUE AND    New York Stock Exchange
CORPORATION            PREFERRED SHARE PURCHASE RIGHTS   Pacific Exchange

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

     UniSource Energy Corporation            Yes     X   No
                                                    ---     ---
     Tucson Electric Power Company           Yes         No  X
                                                    ---     ---

     The aggregate market value of UniSource Energy Corporation voting
Common Stock held by non-affiliates of the registrant was $847,469,716 based on the last reported sale price thereof on the consolidated tape on June 30, 2004.

     At March 11, 2005, 34,545,932 shares of UniSource Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding.

     At March 11, 2005, 32,139,555 shares of Tucson Electric Power Company's common stock, no par value, were outstanding, of which 32,139,434 shares were held by UniSource Energy Corporation.

Documents incorporated by reference: Specified portions of UniSource Energy Corporation's Proxy Statement relating to the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


Definitions                                                                    v
                                  -- PART I --

Item 1. - Business                                                             1
     Overview of Consolidated Business                                         1
     TEP Electric Utility Operations                                           2
         Service Area and Customers                                            2
         Generating and Other Resources                                        4
         Fuel Supply                                                           7
         Water Supply                                                          9
         Transmission Access                                                   9
         Rates and Regulation                                                 11
         TEP's Utility Operating Statistics                                   12
         Environmental Matters                                                13
     UNS Gas                                                                  14
         Service Territory and Customers                                      14
         Gas Supply and Transmission                                          14
         Rates and Regulation                                                 15
     UNS Electric                                                             16
         Service Territory and Customers                                      16
         Power Supply and Transmission                                        16
         Rates and Regulation                                                 16
     Global Solar Energy, Inc.                                                17
     Other                                                                    17
     Employees                                                                18
     SEC Reports Available on UniSource Energy's Website                      19

Item 2. - Properties                                                          19
     TEP Properties                                                           19
     UES Properties                                                           20
     Global Solar Properties                                                  21
Item 3. - Legal Proceedings                                                   21
Item 4. - Submission of Matters to a Vote of Security Holders                 22

                                  -- PART II --

Item 5. - Market for Registrant's Common Equity, Related
          Stockholder Matters, Issuer Purchases of Equity Securities          22

Item 6. - Selected Consolidated Financial Data                                23
     UniSource Energy                                                         23
     TEP                                                                      24
     Non-GAAP Measures                                                        25

Item 7. - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       27
     UniSource Energy Consolidated                                            28
         Outlook Strategies                                                   28
         Results of Operations                                                29
         Contribution by Business Segment                                     30
         Liquidity and Capital Resources                                      30
     Tucson Electric Power Company                                            35
         Results of Operations                                                36
         Factors Affecting Results of Operations                              39
         Liquidity and Capital Resources                                      42
     UNS Gas                                                                  49
         Results of Operations                                                49

         Factors Affecting Results of Operations                              50
         Liquidity and Capital Resources                                      50
     UNS Electric                                                             52
         Results of Operations                                                52
         Factors Affecting Results of Operations                              53
         Liquidity and Capital Resources                                      54
     Global Solar Energy, Inc.                                                55
         Results of Operations                                                55
     Other                                                                    56
         Results of Operations                                                56
     Critical Accounting Estimates                                            58
     New Accounting Pronouncements                                            64
     Safe Harbor for Forward-Looking Statements                               65

Item 7A. - Quantitative and Qualitative Disclosures about Market Risk         66

Item 8. - Consolidated Financial Statements and Supplementary Data            69
     Management's Report on Internal Controls Over Financial
         Reporting Under Section 404 of Sarbanes-Oxley                        69
     Reports of Independent Registered Public Accounting Firm                 70
     UniSource Energy Corporation
         Consolidated Statements of Income                                    72
         Consolidated Statements of Cash Flows                                73
         Consolidated Balance Sheets                                          74
         Consolidated Statements of Capitalization                            75
         Consolidated Statements of Changes in Stockholders' Equity           76
     Tucson Electric Power Company
         Consolidated Statements of Income                                    77
         Consolidated Statements of Cash Flows                                78
         Consolidated Balance Sheets                                          79
         Consolidated Statements of Capitalization                            80
         Consolidated Statements of Changes in Stockholders' Equity           81
     Notes to Consolidated Financial Statements
         Note  1.   Nature of Operations and Summary of Significant
                    Accounting Policies                                       82
         Note  2.   Termination of Proposed Acquisition of UniSource Energy  102
         Note  3.   UniSource Energy Services                                102
         Note  4.   TEP Regulatory Matters                                   105
         Note  5.   Accounting Change: Accounting for Asset
                    Retirement Obligations                                   109
         Note  6.   Segment and Related Information                          111
         Note  7.   Accounting for Derivative Instruments, Trading
                    Activities and Hedging Activities                        113
         Note  8.   Commitments and Contingencies                            115
         Note  9.   Utility Plant and Jointly-Owned Facilities               121
         Note 10.  Debt and Capital Lease Obligations                        123
         Note 11.  Fair Value of Financial Instruments                       126
         Note 12.  Stockholders' Equity                                      127
         Note 13.  TEP Wholesale Accounts Receivable and Allowances          129
         Note 14.  Springerville Expansion                                   129
         Note 15.  Income and Other Taxes                                    130
         Note 16.  Employee Benefit Plans                                    133
         Note 17.  Stock-Based Compensation Plans                            137
         Note 18.  UniSource Energy Earnings Per Share                       139
         Note 19.  Related Parties                                           139
         Note 20.  Supplemental Cash Flow Information                        141
         Note 21.  Quarterly Financial Data (Unaudited)                      143

     Schedule II - Valuation and Qualifying Accounts                         145

Item 9. - Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                147

Item 9A. - Controls and Procedures                                           147

Item 9B. - Other Information                                                 147

                                 -- PART III --

Item 10. - Directors and Executive Officers of the Registrants               147

Item 11. - Executive Compensation                                            149

Item 12. - Security Ownership of Certain Beneficial Owners and Management    150

Item 13. - Certain Relationships and Related Transactions                    150

Item 14. - Principal Accountant Fees and Services                            150

                                  -- PART IV --

Item 15. - Exhibits and Financial Statements Schedules                       151
     Signatures                                                              152
     Exhibit Index                                                           156

                                   DEFINITIONS

The abbreviations and acronyms used in the 2004 Form 10-K are defined below:

--------------------------------------------------------------------------------

ACC.................................      Arizona Corporation Commission.
ACC Holding Company Order...........      The order approved by the ACC in
                                            November 1997 allowing TEP to
                                            form a holding company.
AHMSA...............................      Altos Hornos de Mexico, S.A.
                                            de C.V. AHMSA owns 50% of Sabinas.
AMT.................................      Alternative Minimum Tax.
APS.................................      Arizona Public Service Company.
Btu.................................      British thermal unit(s).
Capacity............................      The ability to produce power; the most
                                            power a unit can produce or the
                                            maximum that can be taken under a
                                            contract; measured in MWs.
CISO................................      California Independent System
                                            Operator.
Citizens............................      Citizens Communications Company.
Citizens Settlement Agreement.......      An agreement with the ACC Staff
                                            dated April 1, 2003, addressing
                                            rate case and financing issues
                                            in the acquisition by UniSource
                                            Energy of the Citizens' Arizona gas
                                            and electric assets.
Common Stock........................      UniSource Energy's common stock,
                                            without par value.
Company or UniSource Energy.........      UniSource Energy Corporation.
Cooling Degree Days.................      An index used to measure the impact
                                            of weather on energy usage
                                            calculated by subtracting 75
                                            from the average of the high
                                            and low daily temperatures.
CPX.................................      California Power Exchange.
Credit Agreement....................      Credit Agreement between TEP and a
                                            syndicate of banks, dated as of
                                            March 25, 2004.
Emissions Allowance(s)..............      An allowance issued by the
                                            Environmental Protection Agency
                                            which permits emission of one
                                            ton of sulfur dioxide or one ton of
                                            nitrogen oxide. These allowances can
                                            be bought and sold.
Energy..............................      The amount of power produced over a
                                            given period of time; measured
                                            in MWh.
EPA.................................      The Environmental Protection Agency.
ESP.................................      Energy Service Provider.
Express Line........................      345-kV circuit connecting
                                            Springerville Unit 2 to the Tucson
                                            138-kV system.
FAS 71..............................      Statement of Financial Accounting
                                            Standards No. 71: Accounting for
                                            the Effects of Certain Types of
                                            Regulation.
FAS 133.............................      Statement of Financial Accounting
                                            Standards No 133: Accounting for
                                            Derivative Instruments and Hedging
                                            Activities, as amended.
FAS 143.............................      Statement of Financial Accounting
                                            Standards No. 143: Accounting for
                                            Asset Retirement Obligations.
FERC................................      Federal Energy Regulatory Commission.
First Collateral Trust Bonds........      Bonds issued under the Indenture of
                                            Trust, dated as of August 1, 1998,
                                            of TEP to the Bank of New York,
                                            successor trustee.
First Mortgage Bonds................      First mortgage bonds issued under
                                            the Indenture, dated as of April 1,
                                            1941, of TEP to J.P. Morgan Chase
                                            Bank, successor trustee, as
                                            supplemented and amended.
Four Corners........................      Four Corners Generating Station.
Global Solar........................      Global Solar Energy, Inc., a company
                                            that develops and manufactures
                                            thin-film photovoltaic cells.
                                            Millennium owns 99% of Global Solar.
Haddington..........................      Haddington Energy Partners II, LP, a
                                            limited partnership that funds
                                            energy-related investments.
Heating Degree Days.................      An index used to measure the
                                            impact of weather on energy
                                            usage calculated by subtracting
                                            the average of the high and low
                                            daily temperatures from 65.
IDBs................................      Industrial development revenue or
                                            pollution control revenue bonds.
IPS.................................      Infinite Power Solutions, Inc., a
                                            company that develops thin-film
                                            batteries. Millennium owns 72%
                                            of IPS.

IRS.................................      Internal Revenue Service.
ISO.................................      Independent System Operator.
ITC.................................      Investment Tax Credit.
kWh.................................      Kilowatt-hour(s).
kV..................................      Kilovolt(s).
LIBOR...............................      London Interbank Offered Rate.
LOC.................................      Letter of Credit.
Luna................................      Luna Energy Facility.
MEG.................................      Millennium Environment Group, Inc., a
                                            wholly-owned subsidiary of
                                            Millennium, which manages and
                                            trades emission allowances, coal,
                                            and related financial instruments.
MicroSat............................      MicroSat Systems, Inc. is a company
                                            formed to develop and commercialize
                                            small-scale satellites. Millennium
                                            currently owns 35%.
Millennium..........................      Millennium Energy Holdings, Inc.,
                                            a wholly-owned subsidiary of
                                            UniSource Energy.
Mimosa..............................      Minerales de Monclova, S.A. de C.V.,
                                            an owner of coal and associated gas
                                            reserves and a supplier of
                                            metallurgical coal to the steel
                                            industry and thermal coal to the
                                            Mexican electricity commission.
                                            Sabinas owns 19.5% of Mimosa.
MMBtus..............................      Million British Thermal Units.
MW..................................      Megawatt(s).
MWh.................................      Megawatt-hour(s).
Navajo..............................      Navajo Generating Station.
NOL.................................      Net Operating Loss carryback or
                                            carryforward for income tax
                                            purposes.
PGA.................................      Purchased Gas Adjuster, a retail rate
                                            mechanism designed to recover
                                            the cost of gas purchased for
                                            retail gas customers.
PNM.................................      Public Service Company of New Mexico.
PNMR................................      PNM Resources.
Powertrusion........................      POWERTRUSION International, Inc.,
                                            a company owned 77% by
                                            Millennium, which manufactures
                                            lightweight utility poles.
PPFAC...............................      Purchased Power and Fuel Adjustment
                                            Clause.
PWCC................................      Pinnacle West Capital Corporation.
Revolving Credit Facility...........      $60 million revolving credit facility
                                            entered into under the Credit
                                            Agreement between a syndicate of
                                            banks and TEP.
RTO.................................      Regional Transmission Organization.
Rules...............................      Retail Electric Competition Rules.
Sabinas.............................      Carboelectrica Sabinas,
                                            S. de R.L. de C.V., a Mexican
                                            limited liability company.
                                            Millennium owns 50% of Sabinas.
Saguaro Utility.....................      An Arizona limited partnership, whose
                                            general partner is Sage
                                            Mountain, L.L.C. and whose limited
                                            partners include investment
                                            funds affiliated with Kohlberg
                                            Kravis Roberts & Co., L.P.,
                                            J.P. Morgan Partners, L.L.C. and
                                            Wachovia Capital Partners.
San Carlos..........................      San Carlos Resources Inc.,
                                            a wholly-owned subsidiary of TEP.
San Juan............................      San Juan Generating Station.
Second Mortgage Bonds...............      TEP's second mortgage bonds issued
                                            under the Indenture of Mortgage
                                            and Deed of Trust, dated as of
                                            December 1, 1992, of TEP to the Bank
                                            of New York, successor trustee, as
                                            supplemented.
Sempra..............................      Sempra Energy Trading Company.
SCE.................................      Southern California Edison Company.
SES.................................      Southwest Energy Solutions, Inc., a
                                            wholly-owned subsidiary of
                                            Millennium.
Springerville.......................      Springerville Generating Station.
Springerville Coal Handling
     Facilities Leases..............      Leveraged lease arrangements relating
                                            to the coal handling facilities
                                            serving Springerville.
Springerville Common
     Facilities.....................      Facilities at Springerville used in
                                            common with Springerville Unit 1
                                            and Springerville Unit 2.
Springerville Common
     Facilities Leases..............      Leveraged lease arrangements
                                            relating to an undivided
                                            one-half interest in certain
                                            Springerville Common Facilities.

Springerville Unit 1................      Unit 1 of the Springerville
                                            Generating Station.
Springerville Unit 1 Lease..........      Leveraged lease arrangement relating
                                            to Springerville Unit 1 and an
                                            undivided one-half interest in
                                            certain Springerville Common
                                            Facilities.
Springerville Unit 2................      Unit 2 of the Springerville
                                            Generating Station.
SRP.................................      Salt River Project Agricultural
                                            Improvement and Power District.
Sundt...............................      H. Wilson Sundt Generating Station
                                            (formerly known as the Irvington
                                            Generating Station).
Sundt Lease.........................      The leveraged lease arrangement
                                            relating to Sundt Unit 4.
SWG.................................      Southwest Gas Corporation.
TEP.................................      Tucson Electric Power Company,
                                            the principal subsidiary of
                                            UniSource Energy.
TEP Settlement Agreement............      TEP's Settlement Agreement approved
                                            by the ACC in November 1999 that
                                            provided for electric retail
                                            competition and transition asset
                                            recovery.
Therm...............................      A unit of heating value equivalent to
                                            100,000 British thermal units (Btu).
Tri-State...........................      Tri-State Generation and Transmission
                                            Association.
TruePricing.........................      TruePricing, Inc., a start-up company
                                            established to market energy
                                            related products.
UED.................................      UniSource Energy Development Company,
                                            a wholly-owned subsidiary of
                                            UniSource Energy, which engages in
                                            developing generation resources and
                                            other project development services
                                            and related activities.
UES.................................      UniSource Energy Services, Inc., an
                                            intermediate holding company
                                            established to own the operating
                                            companies (UNS Gas and UNS Electric)
                                            which acquired the Citizens Arizona
                                            gas and electric utility assets.
UniSource Energy....................      UniSource Energy Corporation.
UNS Electric........................      UNS Electric, Inc., a wholly-owned
                                            subsidiary of UES, which acquired
                                            the Citizens Arizona electric
                                            utility assets.
UNS Gas.............................      UNS Gas, Inc., a wholly-owned
                                            subsidiary of UES, which acquired
                                            the Citizens Arizona gas utility
                                            assets.
Valencia............................      Valencia power plant owned by UNS
                                            Electric.
WestConnect.........................      The proposed for-profit RTO in
                                            which TEP is a participant.

                                     PART I

     This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. You should read forward-looking statements together with the cautionary statements and important factors included in this Form 10-K. (See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Safe Harbor for Forward-Looking Statements). Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions. Forward-looking statements are not statements of historical facts. Forward-looking statements may be identified by the use of words such as "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. We express our expectations, beliefs and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management's expectations, beliefs or projections will be achieved or accomplished. In addition, UniSource Energy and TEP disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

ITEM 1. - BUSINESS
--------------------------------------------------------------------------------

OVERVIEW OF CONSOLIDATED BUSINESS
---------------------------------

     UniSource Energy is a holding company that has no significant operations of its own. Operations are conducted by UniSource Energy's subsidiaries, each of which is a separate legal entity with its own assets and liabilities. UniSource Energy owns substantially all of the outstanding common stock of TEP, and all of the outstanding common stock of UniSource Energy Services, Inc. (UES), Millennium Energy Holdings, Inc. (Millennium), and UniSource Energy Development Company (UED).

     TEP, an electric utility, has provided electric service to the community of Tucson, Arizona, for over 100 years. UES began operations in August 2003. UES through its two operating subsidiaries, UNS Gas and UNS Electric, provides gas and electric service to 30 communities in northern and southern Arizona. Millennium invests in unregulated businesses, including Global Solar Energy (Global Solar), a developer and manufacturer of thin-film photovoltaic cells and modules. UED engages in developing generating resources and other project development activities, including facilitating the expansion of the Springerville Generating Station, but has no significant operations. We conduct our business in four primary business segments - TEP's Electric Utility segment, UNS Gas, UNS Electric and Global Solar.

     UniSource Energy was incorporated in the State of Arizona on March 8, 1995 and obtained regulatory approval to form a holding company in November 1997. On January 1, 1998, TEP and UniSource Energy exchanged shares of stock resulting in TEP becoming a subsidiary of UniSource Energy. Following the share exchange, TEP transferred the stock of its subsidiary Millennium to UniSource Energy. See Note 10 of Notes to Consolidated Financial Statements - Debt and Capital Lease Obligations.

     TERMINATION OF MERGER AGREEMENT

     In November 2003, UniSource Energy entered into an Agreement and Plan of Merger (the Agreement) with Saguaro Acquisition Corp. (Saguaro), an affiliate of Saguaro Utility Group L.P. (Saguaro LP) that provided for the acquisition of all of UniSource Energy's outstanding common stock for $25.25 per share by Saguaro. Saguaro LP was an Arizona limited partnership whose general partner was Sage Mountain, L.L.C. and whose limited partners included investment funds associated with Kohlberg Kravis Roberts & Co., L.P., J.P. Morgan Partners, LLC and Wachovia Capital Partners.

     On December 21, 2004, the Arizona Corporation Commission (ACC) voted, at the end of a special open meeting, not to approve the application seeking its approval of the proposed acquisition.

     The Agreement provided that in the event that the ACC denied the acquisition, Saguaro or UniSource Energy could terminate the Agreement, and UniSource Energy would be obligated to reimburse up to $7 million of Saguaro's expenses. On December 30, 2004, Saguaro exercised its right to terminate the Agreement and UniSource Energy paid Saguaro $7 million to cover Saguaro's expenses, pursuant to the terms of the Agreement.

     BUSINESS SEGMENT CONTRIBUTIONS

     The table below shows the contributions to our consolidated after-tax earnings by our four business segments.

                                        2004          2003             2002
 -------------------------------- -------------- ---------------- --------------
                                             -Millions of Dollars-
 BUSINESS SEGMENT
    TEP (1)                          $   46          $  129           $   55
    UNS Gas (2)                           6               1                -
    UNS Electric (2)                      4               2                -
    Global Solar                         (5)             (7)             (14)
    Other (3)                            (5)            (11)              (6)
 -------------------------------- -------------- ---------------- --------------
      Consolidated Net Income        $   46          $  114           $   35
 ================================ ============== ================ ==============

     (1) TEP results in 2003 include an after-tax gain of $67 million for the Cumulative Effect of Accounting Change from the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (FAS 143).

     (2) 2003 results are for the period from August 11, 2003 to December 31, 2003.

     (3) Includes: interest expense (net of tax) on the note that was payable from UniSource Energy to TEP; costs in 2003 associated with the Citizens acquisition; costs associated with the failed acquisition of UniSource Energy as previously discussed; UniSource Energy parent company expenses; income and losses from Millennium's investments other than Global Solar; income and losses from UED.

     The electric utility industry has undergone significant regulatory change in recent years. See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of operations, Outlook and Strategies, for a discussion of our plans and strategies to remain competitive and flexible in this changing environment and Rates and Regulation, below, for the status of competition in Arizona.

     References in this report to "we" and "our" are to UniSource Energy and its subsidiaries, collectively.

TEP ELECTRIC UTILITY OPERATIONS
-------------------------------

     TEP was incorporated in the State of Arizona on December 16, 1963. TEP is the successor by merger as of February 20, 1964, to a Colorado corporation that was incorporated on January 25, 1902. TEP is the principal operating subsidiary of UniSource Energy. In 2004, TEP's electric utility operations contributed 76% of UniSource Energy's operating revenues and comprised 84% of its assets.

   SERVICE AREA AND CUSTOMERS

     TEP is a vertically integrated utility that provides regulated electric service to more than 375,000 retail customers in Southeastern Arizona. TEP's service territory consists of a 1,155 square mile area and includes a population of approximately 931,000 in the greater Tucson metropolitan area in Pima County, as well as parts of Cochise County. TEP holds a franchise to provide electric distribution service to customers in the Cities of Tucson and South Tucson. These franchises expire in 2026 and 2017, respectively. TEP also sells electricity to other utilities and power marketing entities in the western U.S.

     RETAIL CUSTOMERS

     In 2004, TEP's number of retail customers increased by 2.3% and total retail energy consumption increased by approximately 3.2%. The table below shows the percentage distribution of TEP's energy sales by major customer class over the last three years.

                                   2004             2003             2002
 ---------------------------- --------------- ---------------- ----------------
 Residential                        40%              41%               40%
 Commercial                         21%              20%               20%
 Non-mining Industrial              26%              27%               28%
 Mining                             10%               9%                9%
 Public Authority                    3%               3%                3%
 ---------------------------- --------------- ---------------- ----------------

     TEP expects that its peak demand, number of retail customers and retail energy consumption will increase 2 - 3% annually through 2008. The retail energy consumption by customer class through 2008 is expected to be similar to the 2004 distribution.

     Beginning January 1, 2001, all of TEP's retail customers were eligible to choose alternative energy providers. Continued regulatory developments and legal challenges to the retail electric competition rules have raised uncertainty about the status and pace of retail competition in Arizona. Even though some of TEP's retail customers may choose other energy providers, the forecasted customer growth rates referred to above would continue to apply to its distribution business. At March 11, 2005, none of TEP's customers are being served by an alternative energy provider. See Rates and Regulation, State, below.

     SALES TO LARGE INDUSTRIAL CUSTOMERS

     TEP provides electric utility service to a diverse group of commercial, industrial, and public sector customers. Major industries served include copper mining, cement manufacturing, defense, health care, education, military bases and other governmental entities. Local, regional, and national economic factors can impact the financial condition and operations of TEP's large industrial customers. Such economic conditions may directly impact energy consumption by large industrial customers, and may indirectly impact residential and small commercial sales and revenues if employment levels and consumer spending are affected.

     Two of TEP's largest retail customers are in the copper mining industry. TEP has contracts with its two mining customers to provide electric service at negotiated rates. These contracts expire in 2006 and 2008. TEP's sales to mining customers depend on a variety of factors including changes in supply and demand in the world copper market and the economics of self-generation. Average U.S. copper prices have ranged between $0.63 and $1.46 per pound during the last five years. As a result of low copper prices in 2002 and 2003, TEP's mining customers reduced operations during those years and correspondingly reduced energy consumption. Since October 2003, U.S. copper prices have risen steadily and averaged approximately $1.47 per pound in February 2005. Higher copper prices have led to increased mining operations and kWh sales to TEP's mining customers.

     WHOLESALE BUSINESS

     TEP's electric utility operations include the wholesale marketing of electricity to other utilities and power marketers. Wholesale sales transactions are made on both a firm and interruptible basis. A firm basis means that contractually, TEP must supply the power (except under limited emergency circumstances), while an interruptible basis means that TEP may stop supplying power under defined conditions. See Other Purchases and Interconnections, below.

     TEP typically uses its own generation to serve the requirements of its retail and long-term wholesale customers. Generally, TEP commits to future sales based on expected excess generating capability, forward prices and generation costs, using a diversified portfolio approach to provide a balance between long-term, and mid-term and spot energy sales. When TEP expects to have excess generating capacity and energy (usually in the first, second and fourth calendar quarters), its wholesale sales consist primarily of three types of sales:

     (1) Sales under long-term contracts for periods of more than one year. TEP currently has long-term contracts with three entities to sell firm capacity and energy: Salt River Project Agricultural Improvement and Power District (SRP), which expires in May 2011, the Navajo Tribal Utility Authority, which expires in December 2009, and the Tohono O'odham Utility Authority, which expires in August 2009. TEP also has a multi-year interruptible contract with Phelps Dodge Energy Services, which expires in February 2006 and requires a fixed contract demand of 60 MW at all times except during TEP's peak customer energy demand period, from July through September of each year. Under the contract, TEP can interrupt delivery of power if TEP experiences significant loss of any electric generating resources.

     (2) Other sales include forward sales and short-term sales. Under forward contracts, TEP commits to sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one-month, three-month or one-year periods. Under short-term sales, TEP sells energy in the daily or hourly markets at fluctuating spot market prices and makes other non-firm energy sales.

     (3)  Sales of transmission service.

     TEP purchases power in the wholesale markets when economic. TEP may enter into forward contracts: (a) to purchase energy under long-term contracts to serve retail load and long-term wholesale contracts, (b) to purchase capacity or energy during periods of planned outages or for peak summer load conditions, and
(c) to purchase energy to resell to certain wholesale customers under load and resource management agreements. Finally, TEP may purchase energy in the daily and hourly markets to meet higher than anticipated demands, to cover unplanned generation outages, or when it is more economical than generating its own energy.

     In 2003, both the natural gas and western U.S. wholesale electricity markets experienced some price spikes and volatility due to severe winter weather. Gas and power prices remained high throughout 2004 due to continued gas production and storage concerns. TEP cannot predict, however, whether gas and wholesale electricity prices will remain elevated and what the impact will be on TEP's sales and revenues in the future.

     TEP expects to continue to be a participant in the wholesale energy markets, primarily by making sales and purchases in the short-term and forward markets. TEP expects the market price in the western U.S. and demand for capacity and energy to continue to be influenced by the following factors, among others, during the next few years:

     o    continued population growth;
     o    economic conditions in the western U.S.;
     o    availability of generation capacity throughout the western U.S.;
     o the extent of electric utility restructuring in Arizona, California and other western states;
     o    the effect of FERC regulation of wholesale energy markets;
     o    the availability and price of natural gas;
     o    the availability of hydropower;
     o    transmission constraints; and
     o    environmental requirements and the cost of compliance.

     See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Factors Affecting Results of Operations, Western Energy Markets, for additional discussion of TEP's wholesale marketing activities.

   GENERATING AND OTHER RESOURCES

     TEP GENERATING RESOURCES

     At December 31, 2004, TEP owned or leased 2,004 MW of net generating capability as set forth in the following table:

                                                                                          NET
                                 UNIT                            FUEL       OWNED/     CAPABILITY   OPERATING       TEP'S SHARE
  GENERATING SOURCE               NO.        LOCATION            TYPE       LEASED         MW         AGENT           %      MW
-----------------------------------------------------------------------------------------------------------------------------------
Springerville Station              1     Springerville, AZ       Coal       Leased        380          TEP        100.0      380
Springerville Station              2     Springerville, AZ       Coal        Owned        380          TEP        100.0      380
San Juan Station                   1      Farmington, NM         Coal        Owned        327          PNM         50.0      164
San Juan Station                   2      Farmington, NM         Coal        Owned        316          PNM         50.0      158
Navajo Station                     1         Page, AZ            Coal        Owned        750          SRP         7.5       56
Navajo Station                     2         Page, AZ            Coal        Owned        750          SRP         7.5       56
Navajo Station                     3         Page, AZ            Coal        Owned        750          SRP         7.5       56
Four Corners Station               4      Farmington, NM         Coal        Owned        784          APS         7.0       55
Four Corners Station               5      Farmington, NM         Coal        Owned        784          APS         7.0       55
Sundt Station                      1        Tucson, AZ         Gas/Oil       Owned         81          TEP        100.0      81
Sundt Station                      2        Tucson, AZ         Gas/Oil       Owned         81          TEP        100.0      81
Sundt Station                      3        Tucson, AZ         Gas/Oil       Owned        104          TEP        100.0      104
Sundt Station                      4        Tucson, AZ         Coal/Gas     Leased        156          TEP        100.0      156
Internal Combustion Turbines                Tucson, AZ         Gas/Oil       Owned        122          TEP        100.0      122
Internal Combustion Turbines                Tucson, AZ           Gas         Owned         95          TEP        100.0      95
Solar Electric Generation                 Springerville/        Solar        Owned         5           TEP        100.0       5
                                            Tucson, AZ
-----------------------------------------------------------------------------------------------------------------------------------
   Total TEP Capacity (1)                                                                                                   2,004
===================================================================================================================================




(1) Excludes 454 MW of additional resources, which consist of certain capacity purchases and interruptible retail load. At December 31, 2004, total owned capacity was 1,468 MW and leased capacity was 536 MW.

     The Springerville Generating Station, located in northeast Arizona, consists of two coal-fired units. Springerville Unit 1 began commercial operation in 1985 and is leased and operated by TEP. Springerville Unit 2 started commercial operation in June 1990 and is owned by TEP's wholly-owned subsidiary, San Carlos Resources Inc. (San Carlos), and operated by TEP. These units are rated at 380 MW for continuous operation. The Springerville Station was originally designed for four generating units. Unit 3 will be 100% leased by a financial owner to Tri-State Generation and Transmission Association (Tri-State). Construction of Unit 3 began in October 2003. We expect commercial operation of Unit 3 to occur in the third quarter of 2006. TEP will operate the unit. Salt River Project (SRP) has the right to construct and own Unit 4 at a later date. See UniSource Energy Development Company, below.

     The Springerville Generating Station also includes the Springerville Coal Handling Facilities and the Springerville Common Facilities. In 1984, TEP sold and leased back the Springerville Coal Handling Facilities. In 1985, TEP sold and leased back a 50% interest in the Springerville Common Facilities. The other 50% interest is included in the Springerville Unit 1 leases.

     TEP obtains approximately 600 MW, or 30% of its generating capacity from jointly-owned facilities at the San Juan, Four Corners, and Navajo Generating Stations in New Mexico and northern Arizona.

     The Sundt Generating Station (Sundt) includes four units located in Tucson, Arizona. Units 1, 2 and 3 are gas or oil burning units. Sundt Unit 4 operates primarily on coal in combination with natural gas or landfill gas, but it is also able to operate solely on natural gas. Units 1, 2, and 3 are wholly-owned by TEP, and Unit 4 is leased. The Sundt Generating Station and the internal combustion turbines located in Tucson are designated as "must-run generation" facilities. Must-run generation units are those which are required to run in certain circumstances to maintain distribution system reliability and meet local load requirements.

     See Note 10 of Notes to consolidated Financial Statements, and Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Liquidity and Capital Resources, Contractual Obligations, for more information regarding the Springerville and Sundt leases.

     POWER EXCHANGE AGREEMENTS

     TEP and Southern California Edison Company (SCE) have a power exchange agreement which expires on May 14, 2005. The agreement required SCE to provide firm system capacity of 110 MW to TEP during the summer months and for TEP to return to SCE in the winter months the same amount of energy that TEP received during the preceding summer. The net incremental increase in cost due to the loss of the SCE exchange agreement is expected to be less than $2 million annually.

     On January 28, 2005, TEP entered into an exchange agreement with Sempra Energy Trading Company (Sempra). TEP will provide firm system capacity of 40 MW to Sempra during February through May 2005. Sempra will then provide TEP with firm system capacity of 50 MW during June through September 2005.

     OTHER PURCHASES AND INTERCONNECTIONS

     TEP purchases additional electric energy from other utilities and power marketers. The amount of energy purchased varies substantially from time to time depending on the demand for energy, the cost of purchased energy compared with TEP's cost of generation and the availability of such energy. TEP may also sell electric energy in the wholesale market.

     In 2003, as part of the ACC's Track B competitive energy bidding process, TEP entered into two power purchase agreements for the period 2003 through 2006 as listed below:

     o PPL Energy Plus, LLC supplied 37 MW from June 2003 through December 2003 and supplies 75 MW from January 2004 through December 2006, under a unit contingent contract between TEP and PPL Energy Plus, LLC.
     o Panda Gila River generating station supplies 50 MW on-peak for the June through September time period, from 2003 (which has been supplied) through 2005, under a unit contingent contract between TEP and Panda Gila River, L.P.

     In January 2005, TEP entered into a separate supply agreement with Panda Gila River. TEP will purchase 50 MW of firm energy during June through September 2005.

     TEP is a member of various regional reserve sharing, reliability and power sharing organizations. These relationships allow TEP to call upon other utilities during emergencies such as plant outages and system disturbances, and reduce the amount of reserves TEP is required to carry.

     We believe these and other short-term purchases will provide adequate reserve margins during the summer peak period. See also Wholesale Business, above and Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Factors Affecting Results of Operations, below.

     PEAK DEMAND AND RESOURCES

PEAK DEMAND                                            2004         2003          2002           2001         2000
                                                   -------------------------------------------------------------------
                                                                                  -MW-
Retail Customers - Net One Hour                        2,088        2,060         1,899         1,840         1,862
Firm Sales to Other Utilities                            187          171           228           151           143
------------------------------------------------------------------------------------------------------------------------------------
     Coincident Peak Demand (A)                        2,275        2,231         2,127         1,991         2,005

Total Generating Resources                             2,004        2,003         2,002         1,999         1,904
Other Resources (1)                                      454          486           308           217           248
------------------------------------------------------------------------------------------------------------------------------------
     Total TEP Resources (B)                           2,458        2,489         2,310         2,216         2,152

Total Margin (B) - (A)                                   183          258           183           225           147
Reserve Margin (% of Coincident Peak Demand)              8%           12%            9%           11%           7%
------------------------------------------------------------------------------------------------------------------------------------

(1) Other Resources include firm power purchases and interruptible retail and wholesale loads.

     TEP's retail sales are influenced by several factors, including seasonal weather patterns, competitive conditions and the overall economic climate. The peak demand occurs during the summer months due to the cooling requirements of TEP's retail customers. Retail peak demand has grown at an average annual rate of approximately 3% from 2000 to 2004.

     The chart above shows the relationship over a five-year period between TEP's peak demand and its energy resources. TEP's margin is the difference between total energy resources and coincident peak demand, and the reserve margin is the ratio of margin to coincident peak demand. TEP maintains a minimum reserve margin in excess of 7% to comply with reliability criteria set forth by the Western Electricity Coordinating Council (WECC, formerly the Western Systems Coordinating Council). TEP's actual reserve margin in 2004 was 8%.

     Forecasted retail peak demand for 2005 is approximately 2,144 MW, compared with actual peak demand of 2,088 MW in 2004. Except for certain peak hours during the summer, TEP believes it has sufficient resources to meet expected demand in 2005 with its existing generation capacity and power purchase agreements.

     FUTURE GENERATING RESOURCES -- TEP

     In the past, TEP assessed its need for future generating resources based on the premise of a continued regulatory requirement to serve customers in TEP's retail service area. However, the ACC's electric competition rules modified the obligation to provide generation services to all customers. These rules and TEP's ability to retain and attract customers will affect the need for future resources. For those customers who do not choose other energy providers, TEP remains obligated to supply energy. However, TEP is not obligated to supply this energy from TEP-owned generating assets. The energy may be acquired through purchases in the wholesale markets. Continued regulatory developments and a recent Arizona Court of Appeals decision invalidating certain portions of the ACC rules on retail competition and related market pricing, have raised uncertainty about the status and pace of retail competition in Arizona. See Rates and Regulation, Recent Arizona Court of Appeals Decision below and Item 7.
- Management's Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Factors Affecting Results of Operations, Competition, below.

     LUNA ENERGY FACILITY

     On November 12, 2004, TEP, Phelps Dodge Energy Services, LLC and PNM Resources, Inc. (PNMR) each purchased from Duke Energy North America, LLC a one-third interest in a limited liability company which owned the partially constructed natural gas-fired Luna Energy Facility (Luna). In February 2005, most of the assets of the limited liability company were transferred to the new owners so that each owner directly owns a one-third interest in the plant. Luna, located in southern New Mexico, is designed as a 570-MW combined cycle plant and is expected to be operational by the summer of 2006. Luna is expected to provide TEP with 190 MW of power to serve its wholesale and retail customers. Public Service Company of New Mexico, an affiliate of PNMR, will oversee the completion of construction of Luna, which is approximately 50 percent complete, and will operate Luna.

     TEP paid $13 million for its one-third interest. TEP expects to spend up to an additional $33 million for its one-third share of the costs to complete construction of Luna and purchase necessary inventory items, of which $30 million will be spent in 2005 and the remainder in 2006. In addition, TEP expects to spend $3 million for its share of the capital expenditures related to an anticipated outage in 2009. TEP anticipates that internal cash flows will fund its share of the costs related to the plant.

     PEAKING RESOURCES

     TEP will continue to add peaking resources in the Tucson area as needed based upon our forecasts of retail and firm wholesale load, as well as the statewide transmission infrastructure. TEP currently forecasts that additional peaking resources of 150 MW may be needed in both 2010 and 2013.

     SPRINGERVILLE UNIT 3

     In conjunction with the expansion of the Springerville Generating Station, TEP entered into a power purchase contract with Tri-State for up to 100 MW of capacity from Tri-State's system resources. This contract with Tri-State is for up to five years, beginning with commercial operation of Unit 3, expected in the third quarter of 2006. TEP anticipates that any power purchased under this contract will be sold in the wholesale markets.

   FUEL SUPPLY

     TEP purchases coal and natural gas in the normal course of business to fuel its generating plants. The majority of its coal supplies are purchased under long-term contracts, which result in more predictable prices.

     Fuel information is provided below on a delivered to the boiler basis:

                      AVERAGE COST PER MMBTU           PERCENTAGE OF TOTAL BTU
                             CONSUMED                          CONSUMED
-------------------------------------------------------------------------------
                  2004         2003         2002    |    2004     2003    2002
                                                    |
Coal (A)        $  1.57      $ 1.58       $  1.59   |     96%       96%    94%
Gas             $  6.75      $ 6.38       $  4.28   |      4%        4%     6%
All Fuels       $  1.79      $ 1.79       $  1.76   |    100%      100%   100%
-------------------------------------------------------------------------------

(A) The average cost per ton of coal for 2004, 2003, and 2002 was $30.20, $30.31, and $30.86, respectively.

   TEP'S COAL AND GAS SUPPLY

     TEP's principal fuel for electric generation is low-sulfur, bituminous or sub-bituminous coal from mines in Arizona, New Mexico and Colorado. Four Corners, Navajo and San Juan Stations are mine mouth generating stations located adjacent to the coal reserves. The coal supply for Springerville requires approximately 200 miles of railroad transportation, while the coal supply for Sundt is approximately 1,300 miles away. All of the contracts for coal and rail contain price adjustment provisions that are expected to increase the prices at a rate less than the expected growth of inflation.

                                                    Year       Average
                                                  Contract      Sulfur
     Station                Coal Supplier        Terminates    Content         Coal Obtained From (A)
----------------------------------------------------------------------------------------------------------
Springerville    Peabody Coalsales Company          2020          0.9%     Lee Ranch Coal Company
Four Corners     BHP Billiton                       2016          0.8%     Navajo Indian Tribe
San Juan         San Juan Coal Company              2017          0.8%     Federal and State Agencies
Navajo           Peabody Coalsales Company          2011          0.6%     Navajo and Hopi Indian Tribes
Sundt            Various approved suppliers         2006            -      Various locations
----------------------------------------------------------------------------------------------------------




(A) Substantially all of the suppliers' mining leases extend at least as long as coal is being mined in economic quantities.

   TEP OPERATED GENERATING FACILITIES

     TEP is the sole owner (or lessee) and operator of the Springerville and Sundt Unit 4 Generating Stations. The coal supplies for these plants are transported from northwestern New Mexico and Colorado by railroad.

     In October 2003, TEP amended and extended the long-term coal supply contract for Springerville Units 1 and 2 through 2020. TEP expects coal reserves to be sufficient to supply the estimated requirements for Units 1 and 2 for their presently estimated remaining lives. During the extension period of 2011 through 2020, the coal price will be determined by the cost of Powder River Coal delivered to Springerville for Unit 3. TEP estimates future minimum annual payments under this contract to be $45 million through 2010, the initial contract expiration date, and $14 million from 2011 through 2020. TEP's coal transportation contract at Springerville runs through 2011. TEP estimates minimum annual payments under this contract to be $13 million through 2010 and $7 million in 2011.

     In the fourth quarter of 2003, TEP entered into agreements for the purchase and transportation of coal to Sundt Unit 4 through 2006. The total amount paid under these agreements depends on the number of tons of coal purchased and transported. The coal purchase agreement requires TEP to take 335,000 tons annually with estimated future minimum payments of $6 million in each of 2005 and 2006. The rail agreement requires TEP to transport 325,000 tons with estimated future minimum payments of $3 million in each year through 2006.

     The long-term BNSF rail contract for Sundt Unit 4 is in effect until the earliest of 2015 or the remaining life of Unit 4. This rail contract requires TEP to transport at least 75,000 tons of coal per year through 2015 at an estimated annual cost of $2 million or to make a minimum payment of $1 million. TEP expects to use the rail contracts for at least the minimum delivery amounts through at least 2006. See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, UniSource Energy Consolidated, Contractual Obligations and Note 8 of Notes to Consolidated Financial Statements
- Commitments and Contingencies, TEP Commitments, Purchase and Transportation Commitments.

     GENERATING FACILITIES OPERATED BY OTHERS

     TEP also participates in jointly-owned generating facilities at Four Corners, Navajo and San Juan, where coal supplies are under long-term contracts administered by the operating agents. In July 2003, the Four Corners coal contract was extended through July 2016. This contract requires TEP to purchase minimum amounts of coal at an estimated annual cost of $5 million for the next 13 years. TEP expects coal reserves available to these three jointly-owned generating facilities to be sufficient for the remaining lives of the stations.

     In September 2000, TEP terminated the San Juan Generating Station's coal supply contract and entered into a new coal supply contract, replacing two surface mining operations with one underground operation. San Juan Coal Company, the coal supplier to San Juan, commenced development of the underground mine in the fourth quarter of 2000. The underground mine did not achieve full station supply until December 2003 due to geological issues. PNM, TEP and San Juan Coal Company have begun a review of long term coal cost projections given the production issues encountered and the experience gained from mining operations.

     The contracts to purchase coal for use at the jointly-owned facilities require TEP to purchase minimum amounts of coal at an estimated average annual cost of $19 million for the next five years.

     NATURAL GAS

     TEP typically uses generation from its facilities fueled by natural gas and purchased power, in addition to energy from its coal-fired facilities, to meet the summer peak demands of its retail customers and local reliability needs. Some of these purchased power contracts are price indexed to natural gas prices. Short-term and spot power purchase prices are also closely correlated to natural gas prices. Due to its increasing seasonal gas and purchased power usage, TEP hedges a portion of its total natural gas exposure from plant fuel, gas-indexed purchased power and spot market purchases with fixed price contracts for a maximum of three years. TEP purchases its remaining gas fuel needs and purchased power in the spot and short-term markets.

     TEP entered into a Gas Procurement Agreement with Southwest Gas Corporation
(SWG) effective June 1, 2001 with a primary term of five years. The contract provides for a minimum annual volume obligation of 4 million MMBtu's for 2004 and 2005. In 2004, TEP purchased approximately 5.2 million MMBtu's and expects to use more than the minimum in 2005. In the event fewer MMBtu's are purchased, TEP is obligated to pay only the transportation component for any shortfall. TEP made payments under this contract of $34 million in 2004, $34 million in 2003 and $33 million in 2002. In 2004, the average transportation cost per MMBtu was $0.43 based on the volume of gas purchased by TEP, for a total of $2 million in transportation costs.

     In 2004, the average market price of natural gas at the Permian basin was $5.44 per MMBtu, or 10% higher than 2003, due to low gas storage levels and gas production concerns. The increase in the regional supply of gas-generated energy and the completion of a 500-kV transmission connection, however, allowed TEP to decrease use of its less efficient gas generation units in favor of more economical purchases of energy in the wholesale market.

     TEP's generation output fueled by natural gas was approximately 427,000 MWh, or 4% of total generation and purchased power in 2004 and 433,000 MWh, or 4% of total generation and purchased power in 2003. In 2004, TEP purchased a total of 1,400,000 MWh of energy, or 11% of total generation and purchased power, of which approximately 175,000 MWh were from gas-index priced energy under long-term purchased power contracts with the remainder being from short-term and spot power markets. See Rates and Regulation, State, Track B, below for discussion of purchased power contracts.

   WATER SUPPLY

     Drought conditions in the Four Corners region, combined with water usage in upper New Mexico, have resulted in decreasing water levels in the lake that indirectly supplies water to the San Juan and Four Corners Generating Stations. These conditions may affect the water supply of the plants in the future if adequate moisture is not received in the watershed that supplies the area. Although the moisture levels in the region during the 2004-2005 winter seasons have been above historic averages, drought conditions persist. TEP has a 50% ownership interest in each of San Juan units 1 and 2 (322 MW capacity) and a 7% ownership interest in each of Four Corners units 4 and 5 (110 MW capacity).

     PNM, the operating agent for San Juan, has negotiated supplemental water contracts with the U.S. Bureau of Reclamation and the Jicarilla Apache Nation to assist San Juan in meeting its water requirements in the event of a water shortage.

     Drought conditions in northern New Mexico and Colorado, combined with increased water usage in Arizona, Nevada and southern California, have also caused water levels to significantly recede at Lake Powell, which supplies operating water for the Navajo Generating Station. If Lake Powell's water level continues to recede, it will be necessary to lower the water intakes for Navajo. TEP's share of the expected total cost is approximately $2 million based on its 7.5% ownership interest in Navajo Units 1, 2, and 3 (168 MW capacity).

     SRP, the operating agent for Navajo, is monitoring the water levels at Lake Powell. SRP will initiate the process of lowering Navajo's intakes if and when it believes there is a reasonable chance that decreasing water levels will move below the current intake level and interfere with plant operations.

     TEP does not believe that its operations will be materially affected by this drought. However, TEP cannot predict the ultimate length of the drought, or whether it will adversely affect the amount of power available from the San Juan, Four Corners and Navajo Generating Stations.

   TRANSMISSION ACCESS

     TEP has transmission access and power transaction arrangements with over 120 electric systems or suppliers. In May 2003, TEP completed construction of a one mile 500-kV transmission line and related substations to enhance its distribution system link to the regional high voltage transmission system north of Tucson. This line improved system reliability and alleviated a bottleneck that constrained power delivery to southern Arizona.

     TUCSON TO NOGALES TRANSMISSION LINE

     In January 2001, TEP and Citizens (now UES) entered into a project development agreement for the joint construction of a 62-mile transmission line from Tucson to Nogales, Arizona. This project was initiated by Citizens (now

UES) in response to an order by the ACC to improve reliability to its retail customers in Nogales, Arizona. TEP is currently seeking approvals for the project from the ACC, the Department of Energy (DOE), the U.S. Forest Service, the U.S. Bureau of Land Management, and the International Boundary and Water Commission.

     The ACC approved the location and construction of the proposed 345-kV line in January 2002. The DOE has completed a Final Environmental Impact Statement
(EIS) for the project in which it would accept any of the routes in the EIS but, the U.S. Forest Service has indicated the Central route as its preferred alternative, rather than the Western Corridor route, which was approved by the ACC in 2002. As a result, the ACC has ordered TEP to re-open the state line siting process. The ACC has also ordered TEP to investigate and engage in discussions with ACC staff and intervenors regarding potential alternatives to the line.

     The DOE will use the EIS to help it decide whether to issue a Presidential Permit that would allow TEP to extend the line across the border into Mexico. The U.S. Forest Service will use the EIS to determine whether to grant a land use permit for the project. Other federal agencies will also use the EIS for their own permitting processes.

     The future costs of construction to Nogales, Arizona are expected to be approximately $76 million. Through December 31, 2004, approximately $10 million in land acquisition, engineering and environmental expenses have been capitalized related to this project. If TEP receives the required approvals in 2005 or early 2006, the forecasted capital expenditures for completing the transmission line are: $3 million in 2005; $34 million in 2006; $37 million in 2007; and $2 million in 2008. If TEP does not receive the required approvals, it may be required to expense $8 million of the costs that have been capitalized related to the project, propose alternative methods to the ACC for approving reliability and spend additional amounts to implement such alternatives. The expenditures related to alternative methods for improving reliability are expected to be less than $76 million.

     REGIONAL AND FEDERAL TRANSMISSION ISSUES

     In December 1999, the FERC issued FERC Order 2000, which established timelines for all transmission owning entities to join a Regional Transmission Organization (RTO) and defined the minimum characteristics and functions of an RTO. TEP and three other southwestern utilities filed agreements and operating protocols with the FERC in October 2001 to form a new, for-profit RTO to be known as WestConnect RTO, LLC (WestConnect). In 2005, four other utilities joined WestConnect.

     WestConnect will be responsible for security, reservations, scheduling, transmission expansion and planning, and congestion management for the regional transmission system. It will also focus on ensuring reliability, nondiscriminatory open-access, and independent governance. Regional transmission owners would have the option, but not be required, to transfer ownership of transmission assets to the RTO. At present, TEP intends to turn over only operating control of its transmission assets to the RTO. Additionally, the RTO may build new transmission lines in the region, which could be owned by the RTO.

     In October 2002, the FERC issued a provisional order approving, in part, the WestConnect RTO proposal. The FERC also required WestConnect, along with the other two RTOs in the western region (the California Independent System Operator
(CISO) and RTO West), to participate in a steering group to encourage the development of a seamless wholesale electric energy market. WestConnect's operation is dependent on the resolution of these issues and is also subject to approval by state regulatory agencies. WestConnect is following a phased approach for development that will progress from development of a regional Open Access Same Time Information System (OASIS) to full RTO implementation in three or four phases. The first phase includes the regional OASIS (to be called WesTTrans) that became operational in early 2004. The WesTTrans system includes the WestConnect participants as well as some other entities throughout the west that are outside of the WestConnect footprint. WestConnect is currently developing future phasing plans.

     On July 31, 2002, the FERC issued a Notice of Proposed Rulemaking (NOPR) proposing standard market design rules that would significantly alter the markets for wholesale electricity and transmission and ancillary services in the U.S. The new rules would establish a generation adequacy requirement for "load-serving entities" and a standard platform for the sale of electricity and transmission services. Under the new rules, Independent Transmission Providers would administer spot markets for wholesale power, ancillary services and transmission congestion rights, and electric utilities, including TEP, would be required to transfer control over transmission facilities to the applicable Independent Transmission Provider. This effort by FERC provoked extensive response from the industry as well as state regulators.

RATES AND REGULATION

     The FERC and the ACC regulate portions of TEP's utility accounting practices and electricity rates. The FERC regulates the terms and prices of TEP's transmission services and sales of electricity at wholesale. In 1996, TEP filed a tariff at FERC governing the rates, terms and conditions of open access transmission services. In 1997, TEP was granted a FERC tariff to sell power at market based rates. The ACC has authority over rates charged to retail customers, the issuance of securities, and transactions with affiliated parties.

     STATE

     Historically, the ACC determined TEP's rates for retail sales of electric energy on a "cost of service" basis, which was designed to provide, after recovery of allowable operating expenses, an opportunity to earn a reasonable rate of return on TEP's "fair value rate base." Fair value rate base was generally determined by reference to the original cost and the reconstruction cost (net of depreciation) of utility plant in service to the extent deemed used and useful, and to various adjustments for deferred taxes and other items, plus a working capital component. Over time, rate base was increased by additions to utility plant in service and reduced by depreciation and retirements of utility plant.

     TEP'S SETTLEMENT AGREEMENT AND RETAIL ELECTRIC COMPETITION RULES

     In September 1999, the ACC approved the Retail Electric Competition Rules (Rules) that provided a framework for the introduction of retail electric competition in Arizona. In November 1999, the ACC approved the Settlement Agreement between TEP and certain customer groups related to the implementation of retail electric competition in Arizona. See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Rates, for more information.

     During 2002, the ACC reexamined circumstances that had changed since it approved the Rules in 1999. The outstanding issues were divided into two groups. Track A related primarily to the divestiture of generation assets while Track B related primarily to the competitive energy bidding process.

     TRACK A

     In September 2002, the ACC issued the Track A Order, which eliminated the requirement in the TEP Settlement Agreement that TEP transfer its generation assets to a subsidiary. As a result, generation assets remain at TEP. At the same time, the ACC ordered the parties, including TEP, to develop a competitive bidding process, and reduced the amount of power to be acquired in the competitive bidding process to only that portion not supplied by TEP's existing resources.

     TRACK B

     In February 2003, the ACC issued the Track B Order, which defined the competitive bidding process TEP must use to obtain capacity and energy requirements beyond what is supplied by TEP's existing resources for the period 2003 through 2006. TEP estimated these amounts to be 50,000 MWh of energy in 2003, or approximately 0.5% of its retail load, gradually increasing to 104,000 MWh by 2006. The Track B Order further required TEP to bid out "Economy Energy", or short-term energy purchases, that it estimates it will make in the 2003 to 2006 period (210,000 to 181,000 MWh).

     TEP was also required to bid out its Reliability Must Run (RMR) generation requirements, which are currently met by its existing local generation units. TEP's RMR generation requirements were estimated at 471 MW of capacity and 37,000 MWh of energy in 2003 increasing to 687 MW of capacity and 38,000 MWh of energy in 2005.

     TEP was not required to purchase any power through this process that it deems to be uneconomical, unreasonable or unreliable. The Track B bidding process involved the ACC Staff and an independent monitor. The Track B Order also confirmed that it is not intended to change the current retail rates for generation services. TEP entered into two agreements to meets its 2003 bid requirements under the Track B Order for the period 2003 through 2006.

     The Track B Order set forth the requirements of the 2003 competitive solicitation. The Track B Order did not address TEP's purchased power or asset acquisitions occurring subsequent to the 2003 competitive solicitation.

     See Generating and Other Resources, Other Purchases and Interconnections, above.

     ARIZONA COURT OF APPEALS DECISION INVALIDATING CERTAIN RETAIL ELECTRIC COMPETITION RULES

     In January 2005, an Arizona Court of Appeals decision became final in which the Court held invalid certain portions of the ACC rules on retail competition and related market pricing. Based on this decision, we expect that the ACC will address the competition rules in an administrative proceeding during 2005. We cannot predict what changes, if any, the ACC will make to the competition rules.

     See Note 4 of the Notes to Consolidated Financial Statements - TEP Regulatory Matters, for more information on TEP's Settlement Agreement.

TEP'S UTILITY OPERATING STATISTICS

                                                                                 For Years Ended December 31,
                                                               2004           2003            2002           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Generation and Purchased Power - kWh (000)
Remote Generation (Coal)                                    10,159,729     10,182,706      10,067,069     10,362,211     10,278,393
Local Tucson Generation (Oil, Gas & Coal)                    1,174,500      1,082,058       1,402,504      1,820,783      1,667,308
Purchased Power                                              1,322,084      1,153,305       1,329,574      3,656,978      3,174,244
------------------------------------------------------------------------------------------------------------------------------------
Total Generation and Purchased Power                        12,656,313     12,418,069      12,799,147     15,839,972     15,119,945
Less Losses and Company Use                                    821,008        778,285         791,852        747,941        688,226
------------------------------------------------------------------------------------------------------------------------------------
Total Energy Sold                                           11,835,305     11,639,784      12,007,295     15,092,031     14,431,719
====================================================================================================================================

Sales - kWh (000)
Residential                                                  3,459,750      3,389,744       3,181,030      3,159,504      3,041,446
Commercial                                                   1,787,472      1,689,014       1,605,148      1,591,942      1,503,222
Industrial                                                   2,226,314      2,245,340       2,254,174      2,297,476      2,272,285
Mining                                                         829,028        701,638         692,448      1,053,152      1,145,891
Public Authorities                                             240,426        250,038         256,867        257,155        259,621
------------------------------------------------------------------------------------------------------------------------------------
Total - Electric Retail Sales                                8,542,990      8,275,774       7,989,667      8,359,229      8,222,465
Electric Wholesale Sales                                     3,292,315      3,364,010       4,017,628      6,732,802      6,209,254
------------------------------------------------------------------------------------------------------------------------------------
Total Electric Sales                                        11,835,305     11,639,784      12,007,295     15,092,031     14,431,719
====================================================================================================================================

Operating Revenues (000)
Residential                                                  $ 315,402      $ 309,807       $ 291,390      $ 285,808      $ 279,067
Commercial                                                     186,625        175,559         168,838        166,139        158,309
Industrial                                                     161,338        160,276         161,749        162,523        162,888
Mining                                                          38,549         28,022          28,072         41,940         48,460
Public Authorities                                              17,427         17,839          18,672         18,763         18,883
------------------------------------------------------------------------------------------------------------------------------------
Total - Electric Retail Sales                                  719,341        691,503         668,721        675,173        667,607
Electric Wholesale Sales                                       159,918        151,030         157,108        921,280        359,814
Other Revenues                                                  10,039          9,018           8,618          8,508          3,908
------------------------------------------------------------------------------------------------------------------------------------
Total Operating Revenues                                     $ 889,298      $ 851,551        $834,447     $1,604,961     $1,031,329
====================================================================================================================================

Customers (End of Period)
Residential                                                    341,870        334,131         326,847        318,976        311,673
Commercial                                                      32,923         32,369          31,767         31,194         30,467
Industrial                                                         676            676             695            705            711
Mining                                                               2              2               2              2              2
Public Authorities                                                  61             61              61             61             61
------------------------------------------------------------------------------------------------------------------------------------
Total Retail Customers                                         375,532        367,239         359,372        350,938        342,914
====================================================================================================================================

Average Retail Revenue per kWh Sold (cents)
Residential                                                        9.1            9.1             9.2            9.0            9.2
Commercial                                                        10.4           10.4            10.5           10.4           10.5
Industrial and Mining                                              6.5            6.4             6.4            6.1            6.2
Average Retail Revenue per kWh Sold                                8.4            8.4             8.4            8.1            8.1

Average Revenue per Residential Customer                         $ 933          $ 937           $ 902          $ 906          $ 906
Average kWh Sales per Residential Customer                      10,231         10,249           9,842         10,015          9,878


ENVIRONMENTAL MATTERS

     TEP is subject to environmental regulation of air and water quality, resource extraction, waste disposal and land use by federal, state and local authorities. TEP believes that all existing generating facilities are in compliance with all existing regulations and will be in compliance with expected environmental regulations, except as described below.

     The 1990 Federal Clean Air Act Amendments (CAAA) require reductions of sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions in two phases. TEP is subject to only Phase II of the SO2 and NOx emission reductions, which became effective January 1, 2000. All of TEP's generating facilities (except 142 MW of its internal combustion turbines) are affected.

     EMISSION ALLOWANCES

     In 1993, TEP's generating units affected by Phase II were allocated SO2 Emission Allowances based on past operational history. Each allowance gives the owner the right to emit one ton of SO2. Beginning in 2000, generating units subject to Phase II must hold Emission Allowances equal to the level of emissions in the compliance year or pay penalties and offset excess emissions in future years. TEP had sufficient Emission Allowances to comply with the Phase II SO2 regulations for compliance years 2003 and 2004. TEP expects to continue to have adequate Emission Allowances until Springerville Unit 3 goes into service. At that point, due to reduced usage of Emission Allowances at Springerville Unit 1 and Unit 2, TEP expects to have excess Emission Allowances. Potential changes to the allocation of SO2 allowances may impact these expectations in future years.

     Title V of the CAAA requires that all of TEP's generating facilities obtain more complex air quality permits. All TEP facilities (including those jointly owned and operated by others) have obtained these permits. In 1999, TEP received Title V permits for the Springerville and Sundt generating stations. These permits are valid for five years, and, as a result, TEP has submitted a permit renewal application. TEP must pay an annual emission-based fee for each generating facility subject to a Title V permit. These emission-based fees are included in the CAAA compliance expenses discussed below. The CAAA also requires multi-year studies of visibility impairment in specified areas and studies of hazardous air pollutants. The results of these studies will impact the development of future regulation of electric utility generating units. Since these activities involve the gathering of information not currently available, TEP cannot predict the outcome of these studies.

     STATE REGULATION

     Arizona and New Mexico have adopted regulations restricting the emissions from existing and future coal, oil and gas-fired plants. These regulations are in some instances more stringent than those adopted by the Environmental Protection Agency (EPA). The principal generating units of TEP are located relatively close to national parks, monuments, wilderness areas and Indian reservations. Since these areas have relatively high air quality, TEP could be subject to control standards that relate to the "prevention of significant deterioration" of visibility and tall stack limitation rules. In addition, the ACC mandated under the Environmental Portfolio Standard (EPS) that TEP derive a percentage of its total retail energy sold from new solar resources or environmentally-friendly renewable electricity technologies. The percentage changes each year, increasing to a maximum of 1.1 percent in 2007. In 2004, the percentage was 0.8 percent of which at least 60 percent must be derived from solar electric generation. See Note 8. Commitments and Contingencies, TEP Contingencies, Litigation and Claims Related to San Juan Generating Station.

     MERCURY EMISSIONS

     The EPA has issued a determination that coal and oil-fired electric utility steam generating units must control their mercury emissions. On March 15, 2005, the EPA adopted regulations relating to mercury emissions under Section 111 of the Clean Air Act. Additional rule-making procedures will take place at the state level prior to implementation of the new regulations. TEP is analyzing the potential impact of the regulations on its operations. Until these state procedures are adopted, TEP cannot determine if it will be significantly affected. If TEP is not allocated sufficient allowances for its current emissions, it may have to purchase additional allowances on the market, or implement additional controls to reduce emissions.

     CAPITAL AND OPERATING COSTS

     TEP capitalized $9 million in 2004, $11 million in 2003 and $8 million in 2002 in construction costs to comply with environmental requirements and expects to capitalize $1 million in 2005 and $1 million in 2006. In addition, TEP recorded expenses of $9 million in 2004, $8 million in 2003 and $6 million in 2002 and 2001 related to environmental compliance, including the cost of lime used to scrub the stacks. TEP expects environmental expenses to be $8 million in

2005. TEP may incur additional costs to comply with recent and future changes in federal and state environmental laws, regulations and permit requirements at existing electric generating facilities. Compliance with these changes may result in a reduction in operating efficiency.

     In order to meet Title V permit requirements in connection with the construction of Springerville Unit 3, the Unit 3 project will pay for approximately $90 million of capital expenditures related to pollution control equipment upgrades on Springerville Unit 1 and Unit 2. See Note 8. Commitments and Contingencies, TEP Contingencies, Springerville Generating Station Complaint.

UNS GAS
-------

     On August 11, 2003, UniSource Energy completed the purchase of the Arizona gas and electric system assets from Citizens for a total of $223 million, comprised of the base purchase price plus other operating capital adjustments and transaction costs. UES was formed to hold the common stock of UNS Gas and UNS Electric, which operate these gas and electric system assets, respectively.

     SERVICE TERRITORY AND CUSTOMERS

     UNS Gas is a gas distribution company serving approximately 133,000 retail customers in Mohave, Yavapai, Coconino, and Navajo Counties in northern Arizona, as well as Santa Cruz County in southeast Arizona. These counties comprise approximately 50% of the territory of the state of Arizona, with a population of approximately 727,000 in 2004.

     UNS Gas' customer base is primarily residential. Total revenues derived from residential customers were approximately 60% in 2004, while sales to other retail customer classes accounted for approximately 28% of total revenues. Approximately 12% of total revenues in 2004 were derived from gas transportation services and a Negotiated Sales Program (NSP). UNS Gas is supplying natural gas transportation service to the 600 MW Griffith Power Plant located near Kingman, Arizona, under a 20-year contract which expires in 2021. UNS Gas also supplies natural gas to some of its large transportation customers, through an NSP approved by the ACC. One half of the margin earned on these NSP sales is retained by UNS Gas, while the other half benefits retail customers through a credit to the purchased gas adjustor (PGA) mechanism which reduces the gas commodity price.

     GAS SUPPLY AND TRANSMISSION

     UNS Gas has a natural gas supply and management agreement with BP Energy Company (BP). Under the contract, BP manages UNS Gas' existing supply and transportation contracts and its incremental requirements. The initial term of the agreement extends through August 31, 2005. The term of the agreement is automatically extended for one year on an annual basis unless either party provides 180 days notice of its intent to terminate. The market price for gas supplied by BP will vary based upon the period during which the commodity is delivered. UNS Gas hedges its gas supply prices by entering into a fixed price forward contracts at various times during the year to provide more stable prices to its customers. These purchases are made up to three years in advance with the goal of hedging at least 45% and not more than 80% of the expected monthly gas consumption with fixed prices prior to entering into the month. UNS Gas hedged approximately 60% of its expected monthly consumption for the 2004/2005 winter season (November through March). Additionally, UNS Gas has approximately 50% of its expected gas consumption hedged for April through July of 2005, and 35% hedged for the period of August 2005 through July of 2006.

     Most of the gas distributed by UNS Gas in Arizona is procured from the San Juan Basin in the Four Corners region and delivered on the El Paso and Transwestern interstate pipeline systems. UNS Gas has firm transportation agreements with El Paso Natural Gas (EPNG) and Transwestern Pipeline Company (Transwestern) with combined capacity sufficient to meets its load requirements.

     In July 2003, FERC required the conversion of UNS Gas' full requirements status under the EPNG agreement to contract demand starting on September 1, 2003. UNS Gas now has specific volume limits in each month and specific receipt point rights from the available supply basins (San Juan and Permian). The average daily capacity rights of UNS Gas after conversion to contract demand is approximately 870,000 therms per day, with an average of 1,200,000 therms per day in the winter season (November through March). These changes have also reduced the amount of less expensive San Juan gas available to UNS Gas. The impact, however, is not expected to be material. The annual cost of the EPNG capacity after conversion to contract demand did not change. These costs will be the same through 2005 (pending a 2006 EPNG rate case after which the rates are expected to increase) as under UNS Gas' existing full requirements contract. This contract expires in August 2011.

     UNS Gas has capacity rights of 250,000 therms per day on the San Juan Lateral and Mainline of the Transwestern pipeline. The Transwestern pipeline principally delivers gas to the portion of UNS Gas' distribution system serving customers in Flagstaff and Kingman, Arizona, and also delivers gas to UNS Gas' facilities serving the Griffith Power Plant in Mohave County. This contract expires in January 2007.

     The aggregate annual minimum transportation charges are expected to be approximately $4 million and $3 million for the EPNG and Transwestern contracts, respectively. These costs are passed through to our customers via the PGA mechanism. See Rates and Regulation, below.

     RATES AND REGULATION

     UNS Gas is regulated by the ACC with respect to retail gas rates, the issuance of securities, and transactions with affiliated parties. UNS Gas' retail gas rates include a monthly customer charge, a base rate charge for delivery services and the cost of gas (expressed in cents per therm), and a PGA mechanism.

     Purchased Gas Adjustor
     ----------------------

     UNS Gas' retail rates include a PGA mechanism intended to address the volatility of natural gas prices and allow UNS Gas to recover its costs through a price adjuster. The difference between the actual cost of UNS Gas' gas supplies and transportation contracts and the base cost of gas approved by the ACC for recovery through base rates are deferred and recovered or repaid through the PGA mechanism. The PGA charge changes monthly based on an ACC approved mechanism that compares the twelve-month rolling average gas costs to the base cost of gas, subject to limitations on how much the price per therm may change in a twelve month period. When under or over recovery trigger points are meet, UNS Gas may request a PGA surcharge or surcredit to collect or return the amount deferred from or to customers.

     ACC Order and Settlement Agreement
     ----------------------------------

     The ACC order and settlement agreement approving the acquisition of the Citizens gas and electric assets included the following terms related to UNS Gas rates:

     o An increase in retail delivery base rates, effective August 11, 2003, equivalent to a 20.9% increase over 2001 test year retail revenues.
     o Fair value rate base of $142 million and allowed rate of return of 7.49%, based on a cost of capital of 9.05%, derived from a cost of equity of 11.00% and a cost of debt of 7.75% (based on a capital structure of 40% equity and 60% debt).
     o Change in rate design to include an increase in the monthly residential customer charge from $5 to $7 and an increase in the base cost of gas to $0.400 per therm from $0.250 in northern Arizona and $0.3884 in Santa Cruz County.
     o The then existing PGA rate change limit of $0.10 per therm over a twelve-month period was increased to $0.15 through July 2004 and thereafter reverted to $0.10.

     On September 9, 2003, the ACC approved a new PGA surcharge of $0.1155 per therm that took effect October 1, 2003 and ended November 1, 2004.

     In January 2005, UNS Gas requested that the ACC approve a PGA surcharge of $0.06 per therm beginning April 1, 2005 and remove it one year later, to recover its excess gas purchase costs. On March 3, 2005, the ACC staff in its proposed order, recommended the implementation of a $0.05 per therm surcharge beginning April 1, 2005 to recover the uncollected PGA balance. At December 31, 2004, the unrecovered PGA balance was $9 million.

     Under the terms of the ACC order, UNS Gas may not file for a general rate increase until August 2006 and any resulting rate increase may not become effective until August 1, 2007. UNS Gas expects to file a general rate case in August 2006. The settlement agreement also limits dividends payable by UNS Gas to 75% of earnings until the ratio of common equity to total capitalization reaches 40%. The ratio of common equity to total capitalization for UNS Gas at December 31, 2004 was 37%.

     On March 10, 2005, UniSource Energy made a $6 million equity investment in UNS Gas which increased its ratio of common equity to total capitalization to 40%.

UNS ELECTRIC
------------

     SERVICE TERRITORY AND CUSTOMERS

     UNS Electric is an electric transmission and distribution company serving approximately 85,000 retail customers in Mohave and Santa Cruz counties. These counties had a population of approximately 222,000 in 2004.

     UNS Electric's customer base is primarily residential, with some small commercial and both light and heavy industrial customers. Peak demand for 2004 was 383 MW.

     POWER SUPPLY AND TRANSMISSION

     UNS Electric has a full requirements power supply agreement with Pinnacle West Capital Corporation (PWCC). The agreement expires May 31, 2008. The agreement obligates PWCC to supply all of UNS Electric's power requirements at a fixed price. Payments under the contract are usage based, with no fixed customer or demand charges. UNS Electric imports the power it purchases from PWCC into its Mohave County and Santa Cruz County services territories over the Western Area Power Administration's (WAPA) transmission lines. UNS Electric's transmission capacity agreement with WAPA expires in February 2008. Under the terms of the agreement, UNS Electric's aggregate minimum fixed transmission charges are expected to be $5 million in 2005. UNS Electric also has a long-term electric transmission capacity agreement with WAPA that expires in 2011. Under the terms of this contract, the aggregate minimum transmission payments are $1 million per year.

     UNS Electric owns and operates the Valencia Power Plant (Valencia), located in Nogales, Arizona. The Valencia plant consists of three gas and diesel-fueled combustion turbine units and provides approximately 48 MW of peaking resources. The facility is directly interconnected with the distribution system serving the city of Nogales and the surrounding areas. Under the PWCC agreement, Valencia will be dispatched by PWCC when needed for local reliability or when it is economic relative to other PWCC resources.

     RATES AND REGULATION

     UNS Electric is regulated by the ACC with respect to retail electric rates, the issuance of securities, and transactions with affiliated parties, and by the FERC with respect to wholesale power contracts and interstate transmission service. UNS Electric's retail electric rates include a purchase power and fuel adjustment clause (PPFAC), which allows for adjustment to the base rate for delivered purchase power through a separate surcharge or credit.

     The ACC order and settlement agreement approving the acquisition of the Citizens gas and electric assets include the following terms related to UNS Electric rates:

     o A 22% increase in retail rates effective August 11, 2003 from the rates previously in effect for Citizens. This reflects the implementation of a PPFAC surcharge of $0.01825 per kWh, which combined with the current base rate of $0.05194 per kWh, results in a new delivered purchase power price of $0.07019 per kWh, to fully recover the cost of the current contract with PWCC, WAPA transmission charges and the cost of running the Valencia turbines.
     o UNS Electric must attempt to renegotiate the PWCC purchase power contract, and any savings that result from a renegotiated contract must be allocated in a ratio of 90% to ratepayers and 10% to shareholders. Discussions are underway relating to restructuring options, however to date, no agreement had been reached.

     Under the terms of the ACC order, UNS Electric may not file a general rate increase until August 2006 and any resulting rate increase may not become effective until August 1, 2007. UNS Electric expects to file a general rate case in August 2006. The settlement agreement also limits dividends payable by UNS Electric to 75% of earnings until the ratio of common equity to total capitalization reaches 40%. The ratio of common equity to total capitalization for UNS Electric at December 31, 2004 was 40%.

     On March 10, 2005, UniSource Energy made a $4 million equity investment in UNS Electric.

GLOBAL SOLAR ENERGY, INC.
-------------------------

     Global Solar Energy, Inc. (Global Solar) develops and manufactures light weight thin-film photovoltaic cells and panels. Global Solar's target markets have included military, space and commercial applications. Millennium owns 99% of Global Solar, and at December 31, 2004, Global Solar represented 1% of UniSource Energy's total assets. To date, Millennium has been authorized to fund up to an additional $5 million for capital expenditures and operations at Global Solar.

OTHER
-----

     OTHER MILLENNIUM INVESTMENTS

     Through affiliates, Millennium holds investments in unregulated energy and emerging technology companies. At December 31, 2004, Millennium's assets, excluding Global Solar, represented 6% of UniSource Energy's total assets. It is our intention for UniSource Energy to cease making capital contributions to Millennium. See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Millennium Energy Holdings, Inc., Results of Operations, Millennium Commitments.

     Millennium's other consolidated investments include:

     Infinite Power Solutions, Inc. (IPS) develops thin-film lithium ion batteries. Millennium owns 72% of IPS. To date, Millennium has been authorized to fund up to $3 million for capital and operations at IPS.

     Southwest Energy Solutions, Inc. (SES), a wholly-owned Millennium subsidiary, provides electrical contracting services in Arizona to commercial, industrial and governmental customers in both high voltage and inside wiring capacities and meter reading services to TEP.

     Millennium Environmental Group, Inc. (MEG), a wholly-owned Millennium subsidiary established in September 2001, manages and trades emission allowances, coal and other environmental related products including derivative instruments. In accordance with UniSource Energy's intention to cease making capital contributions to Millennium, Millennium has significantly reduced the holdings and activity of MEG. MEG is in the process of winding down its activities and does not anticipate engaging in any new activities after 2005.

     Nations Energy Corporation (Nations Energy), a wholly-owned subsidiary of Millennium, develops and invests in independent power projects worldwide. Nations Energy has one remaining investment, a 32% equity interest in an independent power producer that owns and operates a 43 MW power plant near Panama City, Panama.

     EQUITY METHOD MILLENNIUM INVESTMENTS

     Millennium has the following equity method investments:

     MicroSat Systems, Inc. (MicroSat) develops small-scale satellites under U.S. government contracts. Millennium owns 35% of MicroSat.

     Haddington Energy Partners II, LP (Haddington) is a limited partnership that funds energy-related investments. A member of the UniSource Energy Board of Directors has an investment in Haddington and is a managing director of the general partner of the limited partnership. Millennium committed $15 million in capital, excluding fees, to Haddington in exchange for approximately 31% ownership. At December 31, 2004, Millennium had $4 million remaining on this commitment, which is expected to be funded over the next two years.

     Valley Ventures III, LP (Valley Ventures) is a venture capital fund that focuses on investments in information technology, microelectronics and biotechnology, primarily within the southwestern U.S. Another member of the UniSource Energy Board of Directors is a general partner of the company that manages the fund. Millenium committed $6 million, including fees, to the fund and owns approximately 15% of the fund. At December 31, 2004, Millennium had $3 million remaining on this commitment, which is expected to be funded over the next four years.

     Carboelectrica Sabinas, S. de R.L. de C.V. (Sabinas) is a Mexican limited liability company created to develop up to 800 MW of coal-fired generation in the Sabinas region of Coahuila, Mexico. Sabinas also owns 19.5% of Minerales de Monclova, S.A. de C.V. (Mimosa). Mimosa is an owner of coal and associated gas reserves and a supplier of metallurgical coal to the Mexican steel industry and thermal coal to the major electric utility in Mexico. Millennium owns 50% of Sabinas. Altos Hornos de Mexico, S.A. de C.V. (AHMSA) and affiliates also own 50%. Also, UniSource Energy's Chairman, President and Chief Executive Officer is a member of the Board of Directors of AHMSA. Since 1999, both AHMSA and Mimosa are parties to a suspension of payments procedure, under applicable Mexican law, which is the equivalent of a U.S. Chapter 11 proceeding. Under certain circumstances, Millennium has the right to sell (a put option) its interest in Sabinas to an AHMSA affiliate for $20 million plus an accrued service fee. These circumstances include failure of Sabinas to reach financial closing on the generation project within a specified time. Millennium's put option is secured by collateral currently valued in excess of $20 million. In 2003, Millennium received $1 million of returned capital from the investment. At December 31, 2004, the book value of the investment in Sabinas was approximately $19 million.

     As technology developers, IPS and MicroSat face many challenges, such as developing technologies that can be manufactured on an economic scale, technological obsolescence, competitors and possible reductions in government spending to advance technological research and development activities. See Item
7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Other, Results of Operations for more information regarding Millennium's unregulated energy businesses and other investments, including research and development activities.

     UNISOURCE ENERGY DEVELOPMENT COMPANY

     In October 2003, UED, TEP, Tri-State and SRP entered into a joint development agreement, which provides for the development of two 400 MW coal-fired units at TEP's existing Springerville Generating Station by parties other than TEP. Based on this Agreement, TEP transferred the right to construct Unit 3, together with associated rights, to Tri-State.

     Springerville was originally designed for four units. Springerville Unit 3, and, if constructed, Unit 4, will each consist of a 400 MW coal-fired, base-load generating facility at the same site as Springerville Units 1 and 2. When Unit 3 (and possibly Unit 4) is built, TEP would spread the fixed costs of the existing common facilities over the additional generating unit (or units).

     In October 2003, Tri-State completed financing of Unit 3 and immediately began construction. UED received reimbursement of its development costs totaling $29 million, and an $11 million development fee.

     Once built, Tri-State will lease 100% of Unit 3 from a financial owner and take 300 MW of the 400 MW capacity. TEP will operate Unit 3 and will purchase up to 100 MW of Tri-State system capacity for no more than five years from the time the plant begins commercial operation. UED expects commercial operation of Unit 3 to occur in the third quarter of 2006. SRP will purchase 100 MW of capacity from Unit 3 under a 30 year power purchase agreement and will have the right to construct and own Unit 4 at a later date. If SRP decides to construct Unit 4, TEP may be required, along with Tri-State, to exercise best efforts to find a replacement purchaser for SRP to purchase 100 MW of capacity from Unit 3. If TEP and Tri-State are unable to find such a replacement purchaser, TEP would then purchase 100 MW of output from Unit 4, beginning with the commercial operation of Unit 4. Under the terms of the existing EPA permit, Unit 4 is required to be completed by December 31, 2009.

     Upon the completion of construction, TEP expects to receive annual pre-tax benefits of approximately $15 million in the form of cost savings, rental payments, transmission revenues, and other fees. TEP will also benefit from upgraded emissions controls for Units 1 and 2, totaling approximately $90 million, which will be paid for by the Unit 3 project.

EMPLOYEES (AS OF DECEMBER 31, 2004)
-----------------------------------

     TEP had 1,208 employees, of which approximately 56% are represented by the International Brotherhood of Electrical Workers (IBEW) Local No. 1116. A three-year collective bargaining agreement between the IBEW and TEP was ratified in December 2002 and extends through 2005. Wages for bargaining unit employees increased 3% effective January 3, 2005. Wage increases for 2005 and 2006 will be determined annually during July and August of each preceding year.

     UNS Gas had 195 employees, of which 108 employees were represented by IBEW Local No. 1116 and 6 employees were represented by IBEW Local No. 387. The agreements with the IBEW Local 1116 and No. 387 expire in June 2009 and February 2010, respectively.

     UNS Electric had 155 employees, of which 30 employees were represented by the IBEW Local No. 387 and 99 employees were represented by the IBEW Local No.
769. The existing agreement with the IBEW Local No. 387 expires in February 2010 and the agreement with IBEW Local No. 769 expires in July 2007.

     Global Solar had 82 employees.

     Millennium and its other wholly-owned subsidiaries, which include SES and MEG, had 190 employees. SES had 184 employees, of which approximately 95% are represented by unions. Of the employees represented by unions, 76% are represented by IBEW Local No. 1116, 15% by IBEW Local 769, 8% by IBEW Local No. 570 and 1% by IBEW Local No. 387. The existing agreements expire as follows:
IBEW Local No. 1116, October 2006; IBEW Local No. 769, July 2007; IBEW Local No. 570, May 2006; and IBEW Local No. 387, February 2010.

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

     The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC website address is http://www.sec.gov. Interested parties may also read and copy any materials UniSource Energy or TEP file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0030.

ITEM 2. - PROPERTIES
--------------------------------------------------------------------------------

TEP PROPERTIES
--------------

     TEP's transmission facilities, located in Arizona and New Mexico, transmit electricity from TEP's remote electric generating stations at Four Corners, Navajo, San Juan and Springerville to the Tucson area for use by TEP's retail customers (see Item 1. - Business - Generating and Other Resources). The transmission system is interconnected at various points in Arizona and New Mexico with a number of regional utilities. TEP has arrangements with approximately 120 companies to interchange generation capacity and transmission of energy.

     As of December 31, 2004, TEP owned, or participated in, an overhead electric transmission and distribution system consisting of:

     o    512 circuit-miles of 500-kV lines;
     o    1,122 circuit-miles of 345-kV lines;
     o    371 circuit-miles of 138-kV lines;
     o    434 circuit-miles of 46-kV lines; and
     o    3,362 circuit-miles of lower voltage primary lines.

     The underground electric distribution system is comprised of 4,150 cable-miles. TEP owns approximately 77% of the poles on which the lower voltage lines are located. Electric substation capacity consisted of 198 substations with a total installed transformer capacity of 6,018,772 kilovolt amperes.

     The electric generating stations (except as noted below), operating headquarters, warehouse and service center are located on land owned by TEP. The electric distribution and transmission facilities owned by TEP are located:

     o    on property owned by TEP;

     o under or over streets, alleys, highways and other public places, the public domain and national forests and state lands under franchises, easements or other rights which are generally subject to termination;
     o under or over private property as a result of easements obtained primarily from the record holder of title; or
     o over American Indian reservations under grant of easement by the Secretary of Interior or lease by American Indian tribes.

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

     TEP's rights under these various easements and leases may be subject to defects such as:

     o possible conflicting grants or encumbrances due to the absence of or inadequacies in the recording laws or record systems of the Bureau of Indian Affairs and the American Indian tribes;
     o possible inability of TEP to legally enforce its rights against adverse claimants and the American Indian tribes without Congressional consent; or
     o failure or inability of the American Indian tribes to protect TEP's interests in the easements and leases from disruption by the U.S. Congress, Secretary of the Interior, or other adverse claimants.

     These possible defects have not interfered and are not expected to materially interfere with TEP's interest in and operation of its facilities.

     TEP, under separate sale and leaseback arrangements, leases the following generation facilities (which do not include land):

     o    coal handling facilities at Springerville;
     o    a 50% undivided interest in the Springerville Common Facilities;
     o Springerville Unit 1 and the remaining 50% undivided interest in the Springerville Common Facilities; and
     o    Sundt Unit 4 and related common facilities.

     See Note 10 of Notes to Consolidated Financial Statements, and Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Liquidity and Capital Resources, Contractual Obligations, for additional information on TEP's capital lease obligations.

     Substantially all of the utility assets owned by TEP are subject to the lien of the General First Mortgage and the General Second Mortgage. Springerville Unit 2, which is owned by San Carlos, is not subject to those liens.

UES PROPERTIES
--------------

     UNS GAS

     As of December 31, 2004, UNS Gas' transmission and distribution system consisted of approximately 78 miles of steel transmission mains, 3,399 miles of steel and plastic distribution mains, and 137,874 customer service lines.

     UNS ELECTRIC

     As of December 31, 2004, UNS Electric's transmission and distribution system consisted of approximately 56 circuit-miles of 115-kV transmission lines,

224 circuit-miles of 69-kV transmission lines, and 3,189 circuit-miles of underground and overhead distribution lines. UNS Electric also owns 38 substations having a total installed capacity of 1,131,300 kilovolt amperes and the 48 MW Valencia plant.

     The gas and electric distribution and transmission facilities owned by UNS Gas and UNS Electric are located:

     o    on property owned by UNS Gas or UNS Electric;
     o under or over streets, alleys, highways and other public places, the public domain and national forests and state lands under franchises, easements or other rights which are generally subject to termination; or
     o under or over private property as a result of easements obtained primarily from the record holder of title.

     It is possible that some of the easements, and the property over which the easements were granted, may have title defects or may be subject to mortgages or liens existing at the time the easements were acquired.

GLOBAL SOLAR PROPERTIES
-----------------------

     Global Solar leases its manufacturing facilities from Millennium. The manufacturing facility is located in Tucson, Arizona and is approximately 31,000 square feet.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

     See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Factors Affecting Operations, for litigation related to ACC orders and retail competition.

     We discuss other legal proceedings in Note 8 of Notes to Consolidated Financial Statements.

     CROSS-COMPLAINTS IN WHOLESALE ELECTRICITY ANTITRUST CASES I AND II

     In late 2000, various California municipalities and citizens filed suits against Duke Energy Trading and Marketing, L.L.C., Reliant Energy Services, Inc. and other large suppliers of wholesale electricity alleging that Duke, Reliant, and the other large suppliers violated antitrust laws by colluding to effect the price of electricity in the California wholesale electricity market. These actions were subsequently consolidated in San Diego Superior Court in March 2002 as Wholesale Electricity Antitrust Cases I and II.

     Duke and Reliant responded by filing cross-complaints against TEP and numerous other wholesale electricity market participants in April 2002. The cross complaints allege that cross-defendants sold power in significant amounts at prices the antitrust plaintiffs allege were excessive, and as participants in power sales, cross-defendants are equally liable for plaintiffs alleged damages. The entire action was removed to the United States District Court for the Southern District of California in May 2002. The antitrust plaintiffs responded to the removal by filing a motion for remand, and on December 13, 2002, the District Court remanded the case back to state court.

     Duke and Reliant appealed the District Court's remand order and requested that the order be stayed pending resolution of their appeal. On December 8, 2004, the Ninth Circuit affirmed the District Court's remand. Once the mandate issues and the case is actually transferred, TEP and other defendants will then file a motion to dismiss the cross-complaint.

     TEP believes these claims are without merit and intends to vigorously contest them.

     CITY OF TACOMA

     On June 7, 2004, the City of Tacoma, Washington filed a lawsuit (City of Tacoma v. American Electric Power Services Corporation, et al. (U.S. District Ct. W. D. Wash.)) against TEP and various other electricity generators and marketers alleging that the defendants violated antitrust laws by colluding to effect the price of electricity in the Pacific Northwest from May 2000 through 2001. These claims are similar to those alleged in the antitrust cases against TEP and other wholesale electricity market participants described above in Cross-Complaints in Wholesale Electricity Antitrust Cases I and II. Accordingly, on September 14, 2004, the case was transferred to the United States District

Court for the Southern District of California and consolidated with the Wholesale Electricity Antitrust Cases I and II. TEP along with other defendants have filed a motion to dismiss the City of Tacoma complaint.

     TEP believes these claims are without merit and intends to vigorously contest them.

     CALIFORNIA ATTORNEY GENERAL'S UNFAIR COMPETITION LAWSUITS

     Beginning in April 2002, the California Attorney General filed complaints against TEP and other wholesale electricity suppliers or marketers in San Francisco Superior Court. The complaints seek to impose civil penalties under California's unfair competition law based upon allegations that defendants violated the Federal Power Act by failing to properly file their rates with FERC and by charging "unjust and unreasonable" rates.

     Defendants removed the cases to the United States District Court for the Northern District of California where they were consolidated. The District Court then dismissed the California Attorney General's complaints finding them barred by federal preemption and the filed rate doctrine. The California Attorney General appealed the District Court's dismissal of the complaints. On October 12, 2004, the Ninth Circuit Court of Appeals issued a memorandum decision affirming the dismissal and that decision is now final.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

     Not applicable.

                                     PART II


ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON EQUITY
--------------------------------------------------------------------------------

     STOCK TRADING

     UniSource Energy's Common Stock is traded under the ticker symbol UNS. It is listed on the New York Stock Exchange and the Pacific Exchange. On March 11, 2005, the closing price was $30.54, with 13,196 shareholders of record. UniSource Energy did not purchase any shares of its common stock during the fourth quarter of 2004.

     DIVIDENDS

     UniSource Energy's Board of Directors currently expects to continue to pay regular quarterly cash dividends on our common stock subject, however, to the directors' evaluation of our financial condition, earnings, cash flows and dividend policy. On February 4, 2005, UniSource Energy's Board of Directors indicated its desire to target, over the next several years, a dividend payout level of up to 50 percent of net income.

     TEP pays dividends on its common stock after its Board of Directors declares them. UniSource Energy is the primary shareholder of TEP's common stock. UniSource Energy relies on dividends from its subsidiaries, primarily TEP, to declare and pay dividends to its shareholders. See Note 12 of Notes to Consolidated Financial Statements for a discussion of limitations on UniSource Energy's subsidiaries ability to pay dividends to UniSource Energy.

     See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, UniSource Energy Consolidated, Dividends on Common Stock.

     COMMON STOCK DIVIDENDS AND PRICE RANGES

     ---------------------------------------------------------------------------
                             2004                            2003
     Quarter:   Market Price per   Dividends    Market Price per     Dividends
                Share of Common    Declared     Share of Common       Declared
                    Stock (1)                      Stock (1)
                 High       Low                  High      Low
                 ----       ---                  ----      ---




     First      $24.74   $ 24.11   $0.16       $18.10   $ 16.00        $0.15
     Second      24.93     24.15    0.16        19.27     17.05         0.15
     Third       24.94     24.20    0.16        19.80     17.65         0.15
     Fourth      24.88     22.90    0.16        24.90     19.01         0.15
     ---------------------------------------------------------------------------
        Total                      $0.64                               $0.60
     ===========================================================================

     (1) UniSource Energy's Common Stock price as reported in the consolidated reporting system.

     On February 4, 2005, UniSource Energy declared a cash dividend of $0.19 per share on its Common Stock. The dividend was paid March 8, 2005 to shareholders of record at the close of business February 15, 2005.

     TEP declared and paid cash dividends of $32 million in 2004, $80 million in 2003, and $35 million in 2002.

     CONVERTIBLE SENIOR NOTES

     On March 1, 2005, UniSource Energy issued $150 million aggregate principal amount of 4.50% Convertible Senior Notes due 2035 through a domestic offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the Act) and to non-U.S. persons in offshore transactions in reliance on Regulation S under the Act. See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, UniSource Energy Consolidated, Liquidity and Capital Resources, Financing Activities.

ITEM 6. - SELECTED CONSOLIDATED FINANCIAL DATA
--------------------------------------------------------------------------------


UNISOURCE ENERGY                                   2004             2003              2002             2001            2000
------------------------------------------------------------------------------------------------------------------------------
                                                                         - In Thousands -
                                                                      (except per share data)
SUMMARY OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (1)                         $1,168,978      $   972,755       $   839,576      $ 1,613,304      $ 1,036,630
Loss Before Income Taxes of Millennium         $   (6,920)     $   (26,350)      $   (30,702)     $   (14,455)     $   (12,059)
 Energy Businesses
Income Before Extraordinary Item and           $   45,919      $    46,470       $    34,928      $    63,369      $    43,484
 Accounting Change (1)
Net Income (1) (2)                             $   45,919      $   113,941       $    34,928      $    63,839      $    43,484
Basic Earnings per Share:
Before Extraordinary Item & Accounting
 Change                                            $ 1.34           $ 1.38            $ 1.04           $ 1.90           $ 1.34
Net Income                                         $ 1.34           $ 3.37            $ 1.04           $ 1.91           $ 1.34
Diluted Earnings per Share:
Before Extraordinary Item & Accounting
 Change                                            $ 1.31           $ 1.35            $ 1.02           $ 1.86           $ 1.32
Net Income                                         $ 1.31           $ 3.32            $ 1.02           $ 1.87           $ 1.32
Shares of Common Stock Outstanding
 Average                                           34,380           33,828            33,665           33,398           32,445
End of Year                                        34,255           33,788            33,579           33,502           33,219

Year-end Book Value per Share                      $16.95           $16.47            $13.60           $13.17           $11.60
Cash Dividends Declared per Share                  $ 0.64           $ 0.60            $ 0.50           $ 0.40           $ 0.24
------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
------------------------------------------------------------------------------------------------------------------------------
Total Utility Plant - Net                      $2,081,137      $ 2,069,215       $ 1,835,904      $ 1,832,164      $ 1,848,975
Investments in Lease Debt and Equity           $  170,893      $   178,789       $   191,867      $    84,459      $    71,639
Other Investments and Other Property           $   85,035      $   109,570       $   123,238      $    98,288      $    50,172
Total Assets                                   $3,175,518      $ 3,122,719       $ 2,885,954      $ 2,925,937      $ 2,834,289

Long-Term Debt (3)                             $1,257,595      $ 1,286,320       $ 1,128,963      $   802,804      $ 1,132,395
Non-Current Capital Lease Obligations             701,931          762,968           801,611          853,793          857,829




Common Stock Equity                               580,718          556,472           456,640          441,133          385,483
------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                           $2,540,244      $ 2,605,760       $ 2,387,214      $ 2,097,730      $ 2,375,707
------------------------------------------------------------------------------------------------------------------------------

SELECTED CASH FLOW DATA
------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows From Operating Activities       $  306,979      $   263,396       $   176,437      $   215,379      $   215,034

Capital Expenditures                           $ (167,017)     $  (137,282)      $  (112,706)     $  (121,735)     $  (105,996)
Other Investing Cash Flows                         10,828         (213,450)         (158,184)           4,888           (7,554)
------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows From Investing Activities       $ (156,189)     $  (350,732)      $  (270,890)     $  (116,847)     $  (113,550)
------------------------------------------------------------------------------------------------------------------------------

Net Cash Flows From Financing Activities       $  (98,028)     $    97,674       $   (42,773)     $   (33,382)     $   (83,768)
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges (4)               1.43             1.37              1.36             1.77             1.37
------------------------------------------------------------------------------------------------------------------------------

(1) In 2003, Operating Revenues, Income Before Extraordinary Item and Accounting Change and Net Income include results from UES for the period from August 11, 2003 to December 31, 2003.

(2) Net income includes an after-tax gain of $67 million for the Cumulative Effect of Accounting Change from the adoption of FAS 143 in 2003 and $0.5 million for the Cumulative Effect of Accounting Change from the Adoption of FAS 133 in 2001.

(3) TEP's tax-exempt variable rate bonds in the amount of $329 million are backed by LOCs issued under TEP's Credit Agreement. TEP's obligations under the Credit Agreement are collateralized with Second Mortgage Bonds. In November 2002, TEP obtained new LOCs in the amount of $341 million to replace the LOCs provided under its then existing Credit Agreement that would have expired on December 30, 2002. The 2002 LOCs would have expired in 2006. Accordingly, these IDBs were classified as short-term debt at December 31, 2001 and classified as long-term debt at December 31, 2002. TEP entered into a new Credit Agreement in March 2004, which provided LOCs that expire in 2009.

(4) For purposes of this computation, earnings are defined as pretax earnings from continuing operations before minority interest, plus interest expense, and amortization of debt discount and expense related to indebtedness. Fixed charges are interest expense, including amortization of debt discount and expense on indebtedness.

See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6. - SELECTED CONSOLIDATED FINANCIAL DATA
--------------------------------------------------------------------------------

TEP                                                  2004             2003              2002             2001            2000
                                               -------------------------------------------------------------------------------
                                                                         - Thousands of Dollars -
SUMMARY OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------
Operating Revenues                             $   889,298     $    851,551      $     834,447    $ 1,604,961      $ 1,031,329
Income Before Extraordinary Item and           $    46,127     $     61,442      $      55,390    $    77,308      $    52,762
 Accounting Change
Net Income (1)                                 $    46,127     $    128,913      $      55,390    $    77,778      $    52,762
------------------------------------------------------------------------------------------------------------------------------

FINANCIAL POSITION
------------------------------------------------------------------------------------------------------------------------------
Total Utility Plant - Net                      $ 1,816,782     $  1,832,156      $   1,835,904    $ 1,832,164      $ 1,848,975
Investments in Lease Debt and Equity           $   170,893     $    178,789      $     191,867    $    84,459      $    69,474
Other Investments and Other Property           $    23,393     $     41,285      $      21,358    $    21,416      $    22,860
Total Assets                                   $ 2,742,168     $  2,767,047      $   2,808,810    $ 2,824,555      $ 2,763,840

Long-Term Debt(2)                              $ 1,097,595     $  1,126,320      $   1,128,410    $   801,924      $ 1,132,395
Non-Current Capital Lease Obligations              701,405          762,323            801,508        853,447          857,519
Common Stock Equity                                414,510          406,054            353,832        337,082          307,596
------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                           $ 2,213,510     $  2,294,697      $   2,283,750    $ 1,992,453      $ 2,297,510
------------------------------------------------------------------------------------------------------------------------------




SELECTED CASH FLOW DATA
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows From Operating Activities       $   275,151     $    260,989      $     206,991    $   261,169      $   234,190
Capital Expenditures                           $  (129,505)    $   (121,854)     $    (103,307)   $  (103,913)     $   (98,063)
Other Investing Cash Flows                           3,743          11,408            (151,035)        (8,861)         (23,273)
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows From Investing Activities       $  (125,762)    $   (110,446)     $    (254,342)   $  (112,774)     $  (121,336)
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows From Financing Activities       $  (101,444)    $   (141,059)     $     (56,551)   $   (77,427)     $  (112,544)
-------------------------------------------------------------------------------------------------------------------------------

RATIO OF EARNINGS TO FIXED CHARGES (3)                1.51             1.51               1.60           1.85             1.49
-------------------------------------------------------------------------------------------------------------------------------

(1) Net Income includes an after-tax gain of $67 million for the Cumulative Effect of Accounting change from the Adoption of FAS 143 in 2003 and $0.5 million for the Cumulative Effect of Accounting Change from the Adoption of FAS 133 in 2001.

(2) TEP's tax-exempt variable rate bonds in the amount of $329 million are backed by LOCs issued under TEP's Credit Agreement. TEP's obligations under the Credit Agreement are collateralized with Second Mortgage Bonds. In November 2002, TEP obtained new LOCs in the amount of $341 million to replace the LOCs provided under its then existing Credit Agreement that would have expired on December 30, 2002. The 2002 LOCs would have expired in 2006. Accordingly, these IDBs were classified as short-term debt at December 31, 2001 and classified as long-term debt at December 31, 2002. TEP entered into a new Credit Agreement in March 2004, which provided LOCs that expire in 2009.

(3) For purposes of this computation, earnings are defined as pre-tax earnings from continuing operations before minority interest, plus interest expense and amortization of debt discount and expense related to indebtedness. Fixed charges are interest expense, including amortization of debt discount and expense on indebtedness.

Note: Disclosure of earnings per share information for TEP is not presented as the common stock of TEP is not publicly traded.

     See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

NON-GAAP MEASURES

   ADJUSTED EBITDA
   ---------------

     Adjusted EBITDA represents EBITDA excluding the cumulative effect of accounting change which is a non-cash item. EBITDA is earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is presented here as a measure of liquidity because it can be used as an indication of a company's ability to incur and service debt and is commonly used as an analytical indicator in our industry. Adjusted EBITDA measures presented may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is not a measurement presented in accordance with United States generally accepted accounting principles (GAAP), and we do not intend Adjusted EBITDA to represent cash flows from operations as defined by GAAP. Adjusted EBITDA should not be considered to be an alternative to cash flows from operations or any other items calculated in accordance with GAAP or an indicator of our operating performance.

     UniSource Energy and TEP view Adjusted EBITDA, a non-GAAP financial measure, as a liquidity measure. The most directly comparable GAAP measure to Adjusted EBITDA is Net Cash Flows from Operating Activities.

ADJUSTED EBITDA AND NET CASH FLOWS FROM OPERATING ACTIVITIES

UNISOURCE ENERGY                       2004       2003          2002       2001
--------------------------------------------------------------------------------
                                               - Millions of Dollars -
  Adjusted EBITDA                     $ 439      $ 395         $ 366      $ 419
  Net Cash Flows from Operating
   Activities                         $ 307      $ 263         $ 176      $ 215
--------------------------------------------------------------------------------

TEP                                    2004       2003          2002       2001
--------------------------------------------------------------------------------
                                               - Millions of Dollars -
  Adjusted EBITDA                     $ 411      $ 403         $ 399      $ 439
  Net Cash Flows from Operating
   Activities                         $ 275      $ 261         $ 207      $ 261
--------------------------------------------------------------------------------




RECONCILIATION OF ADJUSTED EBITDA TO CASH FLOWS FROM OPERATIONS

UNISOURCE ENERGY                       2004       2003          2002       2001
--------------------------------------------------------------------------------
                                               - Millions of Dollars -
ADJUSTED EBITDA (1)                   $ 439      $ 395         $  366     $ 419
Amounts from the Income Statements:
  Less: Income Taxes                    (34)       (12)           (18)      (49)
  Less: Total Interest Expense         (168)      (167)          (155)     (159)
Changes in Assets and Liabilities
 and Other Non-Cash Items                70         47            (17)        4
--------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING
ACTIVITIES                            $ 307      $ 263          $ 176     $ 215
================================================================================

TEP                                    2004        2003         2002       2001
--------------------------------------------------------------------------------
                                               - Millions of Dollars -
ADJUSTED EBITDA (1)                   $ 411      $ 403          $ 399     $ 439
Amounts from the Income Statements:
  Less: Income Taxes                    (35)       (21)           (36)      (58)
  Less: Total Interest Expense         (157)      (161)          (154)     (158)
Changes in Assets and Liabilities
 and Other Non-Cash Items                56         40             (2)       38
--------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING
ACTIVITIES                            $ 275      $ 261          $ 207     $ 261
================================================================================

(1) ADJUSTED EBITDA WAS CALCULATED AS FOLLOWS:

     UNISOURCE ENERGY                  2004         2003        2002       2001
     ---------------------------------------------------------------------------
                                               - Millions of Dollars -
     NET INCOME                       $ 46       $ 114         $  35      $ 63
     Amounts from the Income
      Statements:
       Less: Cumulative Effect of
              Accounting Change          -         (67)            -        (1)
       Plus: Income Taxes               34          12            18        49
       Plus: Total Interest Expense    168         167           155       159
       Plus: Depreciation and
              Amortization             135         131           128       120
       Plus: Amortization of
              Transition
              Recovery Asset            50          32            24        23
       Plus: Depreciation included
              in Fuel and Other O&M
              Expense (see Note 20 of
              Notes to Consolidated
              Financial Statements)      6           6             6         6
     ---------------------------------------------------------------------------
     ADJUSTED EBITDA                  $439       $ 395         $ 366     $ 419
     ===========================================================================

     TEP                              2004        2003          2002      2001
     ---------------------------------------------------------------------------
                                               - Millions of Dollars -
     NET INCOME                       $ 46       $ 129         $  55     $  78
     Amounts from the Income
      Statements:
       Less: Cumulative Effect of
              Accounting Change          -         (67)            -        (1)
       Plus: Income Taxes               35          21            36        58
       Plus: Total Interest Expense    157         161           154       158
       Plus: Depreciation and
              Amortization             117         121           124       117
       Plus: Amortization of
              Transition Recovery
              Asset                     50          32            24        23
       Plus: Depreciation included in
              Fuel and Other O&M
              Expense (see Note 20
              of Notes to Consolidated
              Financial Statements)      6           6             6         6
     ---------------------------------------------------------------------------
     ADJUSTED EBITDA                  $411       $ 403         $ 399     $ 439
     ===========================================================================

NET DEBT AND TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS - TEP
-----------------------------------------------------------

     Net Debt represents the current and non-current portions of TEP's long-term debt and capital lease obligations less investment in lease debt. We have subtracted investment in lease debt because it represents TEP's ownership of the debt component of its own capital lease obligations. Net Debt measures presented may not be comparable to similarly titled measures used by other companies. Net Debt is not a measurement presented in accordance with GAAP and we do not intend

Net Debt to represent debt as defined by GAAP. You should not consider Net Debt to be an alternative to debt or any other items calculated in accordance with GAAP.

AS OF DECEMBER 31,                      2004       2003          2002       2001
--------------------------------------------------------------------------------
                                               - Millions of Dollars -
Net Debt                              $1,684     $1,761        $1,783    $1,921
Total Debt and Capital Lease
 Obligations                          $1,855     $1,940        $1,975    $2,005
--------------------------------------------------------------------------------

RECONCILIATION OF TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS TO NET DEBT

AS OF DECEMBER 31,                     2004      2003           2002       2001
--------------------------------------------------------------------------------
                                               - Millions of Dollars -
Long-Term Debt                        $1,098     $1,126        $1,128    $  802
Current Portion - Long-Term Debt           2          2             2       330
--------------------------------------------------------------------------------
  TOTAL DEBT                           1,100      1,128         1,130     1,132
--------------------------------------------------------------------------------

Capital Lease Obligations                701        762           802       853
Current Portion - Capital Lease
 Obligations                              54         50            43        20
--------------------------------------------------------------------------------
TOTAL DEBT AND CAPITAL LEASE
 OBLIGATIONS                           1,855      1,940         1,975     2,005
--------------------------------------------------------------------------------

Investment in Lease Debt                (171)      (179)         (192)      (84)
--------------------------------------------------------------------------------
NET DEBT                              $1,684     $1,761        $1,783    $1,921
================================================================================


ITEM 7. - MANAGEMENT'S DISCUSSI0N AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     Management's Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UniSource Energy and its four primary business segments and includes the following:

     o    outlook and strategies,
     o operating results during 2004 compared with 2003, and 2003 compared with 2002,
     o    factors which affect our results and outlook,
     o liquidity, capital needs, capital resources, and contractual obligations,
     o    dividends, and
     o    critical accounting estimates.

     UniSource Energy is a holding company that has no significant operations of its own. Operations are conducted by UniSource Energy's subsidiaries, each of which is a separate legal entity with its own assets and liabilities. UniSource Energy owns substantially all of the outstanding common stock of TEP, and all of the outstanding common stock of UniSource Energy Services, Inc. (UES), Millennium Energy Holdings, Inc. (Millennium), and UniSource Energy Development Company (UED).

     TEP, an electric utility, has provided electric service to the community of Tucson, Arizona, for over 100 years. UES began operations in August 2003. UES, through its two operating subsidiaries, UNS Gas and UNS Electric, provides gas and electric service to 30 communities in northern and southern Arizona. Millennium invests in unregulated businesses, including Global Solar Energy (Global Solar) a developer and manufacturer of thin-film photovoltaic cells and modules. UED engages in developing generating resources and other project development activities, including facilitating the expansion of the Springerville Generating Station. We conduct our business in these four primary business segments - TEP's Electric Utility Segment, UNS Gas, UNS Electric and Global Solar.

     TEP is the principal operating subsidiary of UniSource Energy and, at December 31, 2004, represented approximately 84% of its assets. The seasonal nature of TEP's business causes operating results to vary significantly from quarter to quarter. UniSource Energy's results for 2004 include four full quarters of operations of UNS Gas and UNS Electric. UNS Gas and UNS Electric were not in operation during the first seven months and eleven days of 2003. Although representing approximately 1% of UniSource Energy's total assets, losses from Global Solar had a significant impact on earnings reported by UniSource Energy in 2004 and 2003. Results of operations from UniSource Energy's Other segment consist of the income and losses associated with Millennium's other investments, excluding Global Solar; results of operations at UED, which was established in February 2001 to oversee the development of Springerville

Unit 3; inter-company transactions; and UniSource Energy parent company expenses. UED had a significant impact on our consolidated net income and cash flows in the fourth quarter of 2003, as the financial closing of Springerville Unit 3 occurred on October 21, 2003. UED operations did not have a significant impact on net income or cash flow in 2004, nor is it expected to in future periods.

                          UNISOURCE ENERGY CONSOLIDATED

OUTLOOK AND STRATEGIES

     TERMINATION OF MERGER AGREEMENT

     In November 2003, UniSource Energy entered into an Agreement and Plan of Merger (the Agreement) with Saguaro Acquisition Corp. (Saguaro), an affiliate of Saguaro Utility Group L.P. (Saguaro LP) that provided for the acquisition of all of UniSource Energy's outstanding common stock for $25.25 per share by Saguaro. Saguaro LP was an Arizona limited partnership whose general partner was Sage Mountain, L.L.C. and whose limited partners included investment funds associated with Kohlberg Kravis Roberts & Co., L.P., J.P. Morgan Partners, LLC and Wachovia Capital Partners.

     On December 21, 2004, the ACC voted, at the end of a special open meeting, not to approve the application seeking its approval of the proposed acquisition.

     The Agreement provided that in the event that the ACC denies the acquisition, Saguaro or UniSource Energy could terminate the Agreement, and UniSource Energy would be obligated to reimburse up to $7 million of Saguaro's expenses. On December 30, 2004, Saguaro exercised its right to terminate the Agreement and UniSource Energy paid Saguaro $7 million to cover Saguaro's expenses.

     OPERATING PLANS AND STRATEGIES

     Our financial prospects and outlook for the next few years will be affected by many competitive, regulatory and economic factors. Our plans and strategies include the following:

     o Continue to integrate UES' businesses with UniSource Energy's other businesses.

     o Oversee the construction of Springerville Unit 3 and continue to enhance the value of existing assets by working with Salt River Project to facilitate the development of Springerville Unit 4.

     o Strengthen the capital structure of TEP by using proceeds from the UniSource Energy convertible notes, an additional debt issuance at UniSource Energy and some of our excess cash flows to reduce TEP's debt.

     o Enhance the value of TEP's transmission system while continuing to provide reliable access to generation for TEP's retail customers and market access for all generating assets. This will include focusing on constructing the Tucson - Nogales transmission line, which would improve reliability for customers of UNS Electric and could eventually be connected to Mexico's utility system.

     o    Promote economic development in our service territories.

     o Efficiently manage our generation, transmission and distribution resources and look for ways to control our operating expenses while maintaining and enhancing reliability and profitability.

     o Expand TEP's portfolio of generating and purchased power resources to meet growing retail energy demand.

     o Increase production and sales of Global Solar's thin-film photovoltaic cells and seek additional investors, or sell all or part of Millennium's interest, or a combination of both.

     o Manage the exit of our other Millennium investments to maximize its value to shareholders.

     To accomplish our goals, during 2005 we expect TEP to spend approximately $159 million on capital expenditures and UES to spend approximately $49 million on capital expenditures.

     While we believe that our plans and strategies will continue to have a positive impact on our financial prospects and position, we recognize that we continue to be highly leveraged, and as a result, our access to the capital markets may be limited or more expensive than for less leveraged companies.

RESULTS OF OPERATIONS
---------------------

     UniSource Energy recorded Net Income of $46 million in 2004. This compares with Net Income of $114 million in 2003, and $35 million in 2002. Net Income in 2003 includes an after-tax gain of $67 million for the Cumulative Effect of Accounting Change from the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (FAS 143). Income Before Cumulative Effect of Accounting Change was $46 million in 2003. Results in 2004 include a full year of operations at UNS Gas and UNS Electric; results in 2003 were for the period August 11 to December 31.

     FACTORS IMPACTING NET INCOME IN 2004 COMPARED WITH 2003

     o A $196 million increase in Total Operating Revenues resulting from additional Total Operating Revenues at UNS Gas and UNS Electric of $82 million and $89 million, respectively, and a 2.3% increase in TEP's number of retail customers.

     o Purchased Energy expense, which includes purchased power and purchased gas expense, was higher by $118 million. This resulted from additional Purchased Energy expense at UNS Gas and UNS Electric of $51 million and $57 million, respectively, and a $7 million increase at TEP due to higher economic wholesale electric purchases in lieu of running gas-fired generation.

     o Other Operations and Maintenance expense (O&M) was higher by $36 million due primarily to additional O&M at UES, $12 million of expenses related to the proposed acquisition of UniSource Energy by Saguaro and expenses related to planned and unplanned outages at some of TEP's generating facilities.

     o Scheduled Amortization of TEP's Transition Recovery Asset was $18 million higher than 2003.

     o Total Interest Expense increased $2 million due to a full year of interest expense at UES.

     o Income Tax Expense increased $22 million in 2004 due to higher Income Before Taxes and Cumulative Effect of Accounting Change and a $15 million tax benefit recorded in 2003 resulting from guidance issued by the IRS clarifying rules on limitations of the use of net operating loss carry forwards.

     o Global Solar recorded a net loss of $5 million in 2004 compared with losses of $7 million in 2003.

     o Millennium's other investments recorded income of $1 million in 2004 compared with losses of $9 million in 2003.

     o Results in 2003 included an $11 million pre-tax development fee received by UED at the financial closing of Springerville Unit 3.

     FACTORS IMPACTING NET INCOME IN 2003 COMPARED WITH 2002

     o A $133 million increase in Total Operating Revenues resulting from warm summer weather, a 2.2% increase in TEP's number of retail customers, and Total Operating Revenues of $47 million at UNS Gas and $56 million at UNS Electric.

     o A $6 million decline in TEP's revenues from Electric Wholesale Sales is primarily attributable to unplanned outages at several of TEP's coal-fired generating facilities during the first half of 2003, unfavorable wholesale opportunities for its gas generation resources and record retail kWh demand in the third quarter. In addition, TEP recorded a $2 million increase in reserves against receivables from California wholesale sales in 2003.

     o Purchased Energy expense, which includes purchased power and purchased gas expense, was higher by $90 million. This resulted from $31 million of Purchased Energy expense at UNS Gas and $39 million at UNS Electric, replacement power costs in the first half of 2003 related to planned and unplanned outages at TEP's generating facilities, and increased economic wholesale electric purchases in lieu of running gas-fired generation.

     o Other O&M was higher by $27 million due primarily to $8 million of O&M at UNS Gas and $6 million at UNS Electric, and increased costs resulting from planned and unplanned outages at TEP's generating facilities.

     o Higher Total Interest Expense of $12 million related to higher interest rates under TEP's Credit Agreement, interest expense at UNS Gas and UNS Electric, and interest expense related to UniSource Energy's borrowing under a bridge loan for the Citizens Acquisition.

     o Despite higher Income Before Taxes and Cumulative Effect of Accounting Change, income tax expense was $6 million less in 2003 than in 2002, due primarily to a $15 million tax benefit resulting from guidance issued by the IRS clarifying rules on limitations of the use of net operating loss carry forwards.

     o Expenses of $3 million related to the proposed acquisition of UniSource Energy by Saguaro.

     o UED's income in 2003 included an $11 million pre-tax development fee received at the financial closing of Springerville Unit 3.

     o 2002 results included a pre-tax coal contract termination fee of $11 million. TEP terminated a coal contract related to the Sundt Generating Station, eliminating annual take-or-pay payments of approximately $3 million.

   CONTRIBUTION BY BUSINESS SEGMENT

     The table below shows the contributions to our consolidated after-tax earnings by our four business segments.

                                      2004               2003              2002
--------------------------------------------------------------------------------
                                                -Millions of Dollars-
BUSINESS SEGMENT
  TEP (1)                             $ 46              $ 129             $  55
  UNS Gas (2)                            6                  1                 -
  UNS Electric (2)                       4                  2                 -
  Global Solar                          (5)                (7)              (14)
  Other (3)                             (5)               (11)               (6)
--------------------------------------------------------------------------------
    Consolidated Net Income           $ 46              $ 114             $  35
================================================================================

(1) TEP results in 2003 include an after-tax gain of $67 million for the Cumulative Effect of Accounting Change from the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (FAS 143).

(2) 2003 results are for the period from August 11, 2003 to December 31, 2003.

(3) Includes: interest expense (net of tax) on the note payable from UniSource Energy to TEP; costs in 2003 associated with the Citizens acquisition; costs associated with the failed acquisition of UniSource Energy by Saguaro as previously discussed; UniSource Energy parent company expenses; income and losses from other Millennium investments; and income and losses from UED.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

UNISOURCE ENERGY CONSOLIDATED CASH FLOWS

                                               2004         2003          2002
         -----------------------------------------------------------------------
                                                -Millions of Dollars-
         Cash Provided by (used in):
            Operating Activities              $ 307        $ 263         $ 176
            Investing Activities               (156)        (351)         (271)
            Financing Activities                (98)          98           (42)
         -----------------------------------------------------------------------
         Net Increase (Decrease) in Cash      $  53        $  10         $(137)
         =======================================================================

     UniSource Energy's consolidated cash flows are provided primarily from retail and wholesale energy sales at TEP and UES, net of the related payments for fuel and purchased power. Cash from operations is lowest in the first quarter and highest in the third quarter due to TEP's summer peaking load.

     We use our available cash primarily to:
     o    finance capital expenditures at TEP and UES;
     o    pay dividends to shareholders;
     o    pay income taxes; and
     o reduce leverage at TEP by repaying or repurchasing debt and investing in lease debt.

     The primary source of liquidity for UniSource Energy, the parent company, is dividends it receives from its subsidiaries, primarily TEP, from their cash flow from operations. Under our tax sharing agreement, our subsidiaries make income tax payments to UniSource Energy, which makes payments on behalf of the consolidated group.

     As part of our ACC Holding Company Order, we must invest at least 30% of any proceeds of UniSource Energy equity issuances in TEP until TEP's equity reaches 37.5% of total capital (excluding capital leases).

     As of March 11, 2005, cash and cash equivalents available to UniSource Energy was approximately $215 million. This balance includes proceeds from UniSource Energy's Convertible Senior Notes issued March 1, 2005. See Convertible Senior Notes, below.

     OPERATING ACTIVITIES

     In 2004, net cash flows from operating activities increased by $44 million compared with 2003. The following factors contributed to the increase:

     o a $114 million increase in cash receipts from retail and wholesale energy customers, net of fuel and purchased energy costs, due to an increase in TEP's retail customers and the recognition of a full year of operations at UNS Gas and UNS Electric;

     o the return of a $17 million deposit made in 2003 related to TEP's second mortgage indentures; partially offset by:

          - a $55 million increase in income taxes and other tax paid, net of income tax refunds received, due primarily to higher taxable income, higher tax refunds received in 2003, and the recognition of a full year of operations at UNS Gas and UNS Electric;

          - a $10 million increase in wages paid due to the recognition of a full year of operations at UNS Gas and UNS Electric; and

          - $7 million paid to terminate the acquisition agreement with Saguaro.

     INVESTING ACTIVITIES

     Net cash used for investing activities was $195 million lower in 2004 than in 2003, primarily due to the following factors:

     o $223 million of cash used for the acquisition of the Citizens' Arizona gas and electric utility assets in 2003; and

     o    a $10 million return from a Millennium investment; partially offset by

          - a $16 million increase in capital expenditures, primarily related to UNS Gas and UNS Electric;

          - $13 million used by TEP to purchase a one-third interest in the Luna Energy Facility; and

          -    $4 million paid by TEP to purchase Springerville lease debt.

     Purchase of Citizens' Arizona Electric and Gas Utility Assets
     -------------------------------------------------------------

     In August 2003, UniSource Energy used approximately $50 million of its available cash and borrowed $35 million from a financial institution in the form of short-term debt to help finance the purchase of the Citizens' Arizona electric and gas utility assets. The funds were used as an equity contribution in the capitalization of UES. In October 2003, as required by the debt agreement, UniSource Energy repaid the $35 million loan with proceeds received upon the financial close of the Springerville Unit 3 project.

     FINANCING ACTIVITIES

     Net cash used for financing activities was $98 million in 2004 compared with net cash received from financing activities of $98 million in 2003. The following factors primarily contributed to the change:

     o In August 2003, UNS Gas issued $100 million of senior unsecured notes, UNS Electric issued $60 million of senior unsecured notes, and UniSource Energy obtained a $35 million short-term bridge loan to help finance the acquisition of the Citizens' Arizona gas and electric utility assets (see Guarantees and Indemnities, below); partially offset by:

          - TEP repaid $32 million more long-term debt and capital lease obligations in 2004 than in 2003; and

          - TEP paid $9 million in debt issuance costs related to the refinancing of its Credit Agreement.

     As a result of the activities described above, our consolidated cash and cash equivalents increased to $154 million at December 31, 2004, from $101 million at December 31, 2003. We invest cash balances in high-grade money market securities with an emphasis on preserving the principal amounts invested.

     At March 11, 2005, our consolidated cash balance, including cash equivalents, was approximately $215 million. This balance includes proceeds from UniSource Energy's Convertible Senior Notes issued March 1, 2005. See Convertible Senior Notes, below.

     In the event that we experience lower cash from operations in 2005, we will adjust our discretionary uses of cash accordingly. We believe, however, that we will continue to have sufficient cash flow to cover our capital needs, as well as required debt payments and dividends to shareholders.

     Convertible Senior Notes
     ------------------------

     On March 1, 2005, UniSource Energy issued $150 million aggregate principal amount of 4.50% Convertible Senior Notes due 2035 through a domestic offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the Act) and to non-U.S. persons in offshore transactions in reliance on Regulation S under the Act.

     Each $1,000 principal amount of notes will be convertible into 26.6667 shares of UniSource Energy common stock at any time, representing a conversion price of approximately $37.50 per share of UniSource Energy common stock, subject to adjustment in certain circumstances.

     Beginning on March 5, 2010, UniSource Energy will have the option to redeem the notes, in whole or in part, for cash, at a price equal to 100% of the principal amount plus accrued and unpaid interest. Holders of the notes will have the right to require UniSource Energy to repurchase the notes, in whole or in part, for cash on March 1, 2015, 2020, 2025 and 2030, or if certain specified fundamental changes involving UniSource Energy occur. The repurchase price will be 100% of the principal amount of the notes plus accrued and unpaid interest.

     In the event of a fundamental change that occurs prior to March 5, 2010, UniSource Energy may be required to pay a make-whole premium on notes converted in connection with the fundamental change. The make-whole premium will be payable in shares of UniSource Energy common stock or the consideration into which UniSource Energy common stock has been converted or exchanged in connection with such fundamental change.

     A fundamental change involving UniSource Energy will be deemed to have occurred if (1) certain transactions occur as a result of which there is a change in control of UniSource Energy; or (2) UniSource Energy common stock ceases to be listed on a national securities exchange or quoted on The Nasdaq National Market or another established automated over-the-counter trading market in the United States.

     The notes may be accelerated upon the occurrence and continuance of an event of default under the indenture governing the notes. The failure to make required payments on the notes or comply with the terms of the indenture may consitute an event of default. In addition, events of default may arise upon the acceleration of $50 million of indebtedness for borrowed money of UniSource Energy or TEP, or certain events of bankruptcy involving UniSource Energy or TEP.

     Use of Proceeds
     ---------------

     On March 1, 2005, UniSource Energy used $106 million of the $146 million of net proceeds from this offering to repay TEP a UniSource Energy debt obligation in the principal amount of $95 million plus accrued interest of $11 million. Approximately $25 million represents an equity contribution to TEP. TEP expects that it will use the proceeds during the first half of 2005 to redeem or repurchase certain of TEP's existing indebtedness through transactions that may include negotiated or market purchases, tender offers and redemptions. TEP has not determined the series of debt to be repaid or repurchased.

     On March 10, 2005, UniSource Energy used $10 million of the net proceeds from this offering to make an equity contribution of $6 million to UNS Gas and an equity contribution of $4 million to UNS Electric.

     UniSource Energy Debt Issuance
     ------------------------------

     UniSource Energy also expects to issue approximately $90 million of additional indebtedness. Most of the proceeds from this debt will be used to make an equity investment in TEP. It is anticipated that this equity investment, together with the proceeds realized through the $95 million inter-company note repayment, will be used by TEP to retire or repurchase up to $225 million of its outstanding debt obligations.

   GUARANTEES AND INDEMNITIES

     In the normal course of business, UniSource Energy and certain subsidiaries, including TEP, enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We entered into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees are UES' guarantee of $160 million of aggregate principal amount of senior unsecured notes issued by UNS Gas and UNS Electric to purchase the Citizens' Arizona gas and electric system assets, UniSource Energy's guarantee of approximately $8 million in natural gas and supply payments and building lease payments for UNS Gas and UNS Electric, and subsidiaries of Millennium, and Millennium's guarantee of approximately $3 million in commodity-related payments for MEG at December 31, 2004. To the extent liabilities exist under the contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.

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

     We believe that the likelihood that UniSource Energy or TEP would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.

CONTRACTUAL OBLIGATIONS

     The following charts display UniSource Energy's consolidated contractual obligations by maturity and by type of obligation as of December 31, 2004.

-------------------------------------------------------------------------------------------------------------------
                                    UNISOURCE ENERGY'S CONTRACTUAL OBLIGATIONS
                                            - MILLIONS OF DOLLARS -
-------------------------------------------------------------------------------------------------------------------
                                                                                                    2011
Payment Due in Years                                                                                 and
  Ending December 31,                     2005      2006     2007      2008      2009     2010      after     Total
-------------------------------------------------------------------------------------------------------------------
Long Term Debt: (1)
     Principal(2)                         $  2     $  21     $  1      $227      $329     $  -      $ 679    $1,259
     Interest(3)                            77        78       77        71        61       62        846     1,272
Capital Lease Obligations:
     Springerville Unit 1                   85        85       86        85        34       57        430       862
     Springerville Coal Handling(4)         17        22       24        18        15       17         98       211
     Sundt Unit 4                           11        10       12        12        13       13          -        71




     Springerville Common(4)                 6         6        6         6         6        7        159       196
     Rail Car Lease                          1         -        -         -         -        -          -         1
Operating Leases                             2         2        2         2         1        1          4        14
Purchased Obligations:(5)
     Coal and Rail Transportation(6)        89        87       79        79        79       79        278       770
     Purchase Power(7)                      17         4        -         -         -        -          -        21
     Transmission                            6         6        6         1         1        1          1        22
     Gas(8)                                 40        26       13         4         4        4          2        93
Other Long-Term Liabilities:
     Pension & Other Post-
              Retirement Obligations(9)     10         4        4         5         6        6        171       206
     MEH Funding Commitments(10)             2         4        1         -         -        -          -         7
-------------------------------------------------------------------------------------------------------------------
 Total Contractual Cash Obligations       $365     $ 355     $311      $510      $549     $247     $2,668    $5,005
===================================================================================================================

(1) In March 2005, TEP redeemed the remaining $52 million of its First Mortgage IDBs (defined below) at par. $21 million was due in 2006, and $31 million was due in 2008. Interest payments will be reduced by $3 million in 2005 and 2006 and $2 million in 2007 as a result of the bond redemption.
(2) TEP's tax-exempt variable rate bonds (IDBs) in the amount of $329 million are backed by LOCs issued pursuant to TEP's Credit Agreement. TEP's obligations under the Credit Agreement are collateralized with Second Mortgage Bonds.
(3) Includes letter of credit and remarketing fees on variable rate debt. The interest rates for variable rate bonds are estimated using Eurodollar futures rates for an approximation of LIBOR and adjusted down based on the historical discount the bonds have had to LIBOR.
(4) Upon commercial operation of Springerville Unit 3 in December 2006, Tri-State is obligated to reimburse TEP for various operating costs related to the common facilities, including 14 percent of the Springerville Common Lease payments and 17 percent of the Springerville Coal Handling Facilities Lease payments. Similar reimbursement obligations apply if Unit 4 is constructed. TEP remains the primary obligor under these capital leases. Capital Lease Obligations do not reflect any reduction associated with this reimbursement. Upon expiration of the Springerville Coal Handling Facilities and the Common Leases, TEP is obligated to acquire the facilities at fixed prices of $139 million in 2015, $38 million in 2017 and $68 million in 2021, and each of the owners of Unit 3 and Unit 4 (if constructed) have the obligation to purchase from TEP a 14 percent and 17 percent interest, respectively, in such facilities. The acquisition of the assets upon expiration of the lease terms is excluded from the table above.
(5) Purchase obligations reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable. The total amount paid under these contracts depends on the quantity purchased and transported. UES and TEP's requirements are expected to be in excess of these minimums. UniSource Energy has excluded open purchase orders of approximately $3 million expected to be fulfilled in 2005.
(6) TEP expects to spend approximately $180 million annually for the purchase and transportation of coal through 2010. TEP is unable to estimate how much it will spend under these contracts beyond 2010 due to the impact of the amended Springerville coal contract.
(7) Excludes commitments in connection with the SCE and Sempra exchange agreements. TEP provides firm system capacity to SCE and Sempra in the winter and spring, and firm system capacity is returned to TEP during the summer. The agreement with SCE expires in May 2005, and the agreement with Sempra, which commences in January 2005, extends through September 2005. Also, UniSource Energy has not included amounts payable to PWCC under UNS Electric's full requirements power supply agreement as payments under this contract are usage based with no fixed demand charges and are recovered through the PPFAC mechanism. We expect to spend approximately $92 million annually under this contract through May 2008. Amounts also exclude TEP's swap agreements which are marked to market on a monthly basis. TEP entered into contracts for power purchases in 2005 totaling $8 million subsequent to December 31, 2004, which are excluded from the table above.
(8) Amounts include UNS Gas' forward gas purchases and firm transportation agreements with EPNG and Transwestern. Amounts also include TEP's minimum transportation obligation with SWG. Natural gas supply and management agreement commitments with BP are excluded as prices for incremental gas to be supplied vary. The initial term of the contract extends through August 31, 2005, and includes an automatic annual one year extension. UNS Gas entered into forward gas purchases for 2007 and 2008 totaling $1 million subsequent to December 31, 2004, which are excluded from the above table.
(9) These obligations represent TEP and UES' minimum required contributions to pension plans in 2005 and TEP's expected postretirement benefit costs to cover medical and life insurance claims as determined by the plans' actuaries. TEP and UES do not know and have not included pension contributions beyond 2005 due to the significant impact that returns on plan assets and changes in discount rates might have on such amounts. TEP funds the postretirement benefit plan on a pay-as-you-go basis.
(10) These obligations represent Millennium's equity commitments to fund subsidiaries (Haddington and Valley Ventures) as suitable investments are identified.

     The following obligations, incurred subsequent to December 31, 2004, are excluded from the table above, but are included in TEP's forecasted capital expenditures. In February 2005, TEP signed agreements to complete the construction of Luna. TEP expects to spend up to an additional $33 million for its one-third share of the costs of which $30 million will be spent in 2005 and the remainder in 2006.

     Under a settlement agreement signed in March 2005 with the New Mexico Environmental Department and environmental activist groups, the co-owners of San Juan will install new technology at the generating station to reduce mercury, particulate matter, NOx, and SO2 emissions over the next five years. TEP's share of the cost of new pollution control equipment based on its ownership of San Juan is anticipated to be approximately $2 million in 2006, $8 million in 2007, $9 million in 2008, $5 million in 2009, $3 million in 2010 and $1 million in 2011.

     MEG conducts its emissions and coal trading activities using certain contracts which contain provisions whereby MEG may be required to post margin collateral due to a change in contract values. As of December 31, 2004, MEG had no cash collateral posted to its trading counterparties.

     In September 2004, MEG reduced its bank line of credit from $5 million to $3 million. The purpose of this line of credit is to issue LOCs to counterparties to support its emission allowance and coal marketing and trading activities. As of December 31, 2004, MEG had $2 million in outstanding LOCs, all of which had expired by the end of February 2005. This facility expired in March 2005 and will not be renewed.

     In addition, UniSource Energy has contingent obligations under various surety bonds that total approximately $0.5 million.

     We have reviewed our contractual obligations and provide the following additional information:

     o We do not have any provisions in any of our debt or lease agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.
     o None of our contracts or financing structures contains provisions or acceleration clauses due to changes in our stock price.

   DIVIDENDS ON COMMON STOCK

     On February 4, 2005, UniSource Energy declared a cash dividend of $0.19 per share on its Common Stock. The dividend, totaling approximately $7 million, was paid March 8, 2005 to shareholders of record at the close of business February 15, 2005. During 2004, UniSource Energy paid quarterly dividends to its shareholders of $0.16, totaling approximately $22 million. In 2003, we paid quarterly dividends of $0.15 per share, totaling approximately $20 million.

   INCOME TAX POSITION

     At December 31, 2004, UniSource Energy and TEP had, for federal and state income tax filing purposes, the following carry forward amounts:

                                UNISOURCE ENERGY                                TEP
                               Amount               Expiring              Amount             Expiring
                       -Millions of Dollars-          Year         -Millions of Dollars-       Year
------------------------------------------------------------------------------------------------------
NET OPERATING LOSSES          $  18                2021-2022              $   -                  -
INVESTMENT TAX CREDIT             5                2004-2024                  5              2004-2024
AMT CREDIT                      100                    -                     92                  -
-------------------------------------------------------------------------------------------------------

     The $18 million in NOL carry forwards is subject to limitation due to a reorganization of certain Millennium entities in December 2002. The future use of these losses is dependent upon the generation of sufficient future taxable income at the separate company level. See Critical Accounting Estimates, Deferred Tax Valuation - TEP and Millennium, below.

                          TUCSON ELECTRIC POWER COMPANY

RESULTS OF OPERATIONS
---------------------

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

     The table below provides trend information on retail sales by major customer class and electric wholesale sales made by TEP in the last three years, as well as weather data for TEP's service territory.

                                                  SALES                          OPERATING REVENUE
                                     2004          2003       2002         2004         2003         2002
------------------------------------------------------------------------------------------------------------
                                             -Millions of kWh-                   -Millions of Dollars-
ELECTRIC RETAIL SALES:
  Residential                       3,460         3,390      3,181        $ 315        $ 310        $ 291
  Commercial                        1,788         1,689      1,605          187          176          169
  Industrial                        2,226         2,245      2,254          161          160          162
  Mining                              829           702        693           39           28           28
  Public Authorities                  240           250        257           17           18           19
------------------------------------------------------------------------------------------------------------
TOTAL ELECTRIC RETAIL SALES         8,543         8,276      7,990          719          692          669
------------------------------------------------------------------------------------------------------------
ELECTRIC WHOLESALE SALES
 DELIVERED:
   Long-term Contracts              1,227         1,199        982           33           31           29
   Other Sales                      2,065         2,165      3,035          121          115          125
   Transmission                         -             -          -            5            6            4
   Net Unrealized Gain (Loss) on
    Forward Sales of Energy             -             -          -            1           (1)          (1)
------------------------------------------------------------------------------------------------------------
TOTAL ELECTRIC WHOLESALE SALES      3,292         3,364      4,017          160          151          157
------------------------------------------------------------------------------------------------------------
       TOTAL ELECTRIC SALES        11,835        11,640     12,007        $ 879        $ 843        $ 826
============================================================================================================

WEATHER DATA:
Cooling Degree Days                 1,298         1,567      1,439
10-Year Average                     1,409         1,458      1,442
%Over/(Under)Prior Year              (17%)           9%        (3%)
%Over/(Under)10-Year Average          (8%)           7%        (1%)

Heating Degree Days                 1,631         1,327      1,440
10-Year Average                     1,481         1,459      1,462
%Over/(Under)Prior Year               23%           (8%)      (16%)
%Over/(Under)10-Year Average          10%           (9%)       (1%)
------------------------------------------------------------------------------------------------------------

     2004 COMPARED WITH 2003

     Total revenues from kWh sales to retail customers increased by $28 million, or 4%, in 2004, resulting from higher energy demand. Total retail kWh sales increased by 3% in 2004, despite mild summer weather. Cooling degree days were 17% lower than 2003 and 8% below the 10-year average. Kilowatt-hour sales to residential customers were 2% higher, while kWh sales to commercial customers were 6% higher, resulting from customer growth of 2.3% and cool winter weather. Heating degree days were 23% higher than 2003 and 10% above the 10-year average. The average price of copper was 59% higher in 2004, leading to increased mining activity and an 18% increase in kWh sales to TEP's mining customers; revenues from TEP's mining customers increased $11 million.

     Wholesale revenues increased $9 million, or 6%, in 2004, despite a 2% decrease in wholesale kWh sales. In the first nine months of 2004, TEP benefited from greater coal plant availability which allowed TEP to sell more excess power into the wholesale market compared to last year. Wholesale sales opportunities were limited in the fourth quarter of 2004 due to a planned outage at TEP's Springerville Unit 1. The average wholesale market price of energy was $44 per MWh in 2004, compared with $41 per MWh in 2003. See Factors Affecting Results of Operations, Western Energy Markets, Market Prices, below.

     TEP recorded a $3 million reserve in the second quarter of 2004 and a $2 million reserve in the first quarter of 2003 for revenue subject to refund related to wholesale sales made to the California Independent System Operator
(CISO) and the California Power Exchange (CPX) in 2001 and 2000. These amounts are recorded as a reduction to wholesale revenue.

     2003 COMPARED WITH 2002

     Total retail kWh sales in 2003 increased by 4% compared with 2002. Warmer summer weather and a 2.2% increase in the number of retail customers more than offset mild weather during the first six months of 2003. Kilowatt-hour sales to residential customers were up 7% and kWh sales to commercial customers were up 5% in 2003, resulting from customer growth and warmer weather compared with a year ago. Revenue from sales to retail customers increased by 3% in 2003, reflecting higher kWh demand.

     Electric wholesale revenues decreased by 4% in 2003. The 4% decline in wholesale revenues is not as large as the 16% decline in wholesale kWh sales due to higher average power prices. Average-around-the-clock energy prices based on the Dow Jones Palo Verde Index for 2003 were $42 per MWh compared with $27 per MWh during 2002, reflecting higher gas prices. Planned and unplanned outages at TEP's coal-fired generating plants, particularly in the first six months of 2003, reduced opportunities to sell excess power in the wholesale markets. In addition, the increase in the regional supply of gas-generated energy allowed TEP to decrease use of its less efficient gas generation units for wholesale market opportunities.

     Wholesale revenues were reduced by a $2 million reserve for doubtful accounts in 2003, related to wholesale sales made to CISO and CPX in 2001 and 2000.

   OPERATING EXPENSES

     2004 COMPARED WITH 2003

     FUEL AND PURCHASED POWER EXPENSE

     TEP's fuel and purchased power expense, and energy resources for 2004, 2003 and 2002 are detailed below:

                                               GENERATION                             EXPENSE
                                     2004          2003       2002         2004         2003         2002
------------------------------------------------------------------------------------------------------------
                                             -Millions of kWh-                   -Millions of Dollars-
Coal-Fired Generation              10,894        10,826     10,756      $   179      $   178       $  178
Gas-Fired Generation                  440           439        713           34           32           32
------------------------------------------------------------------------------------------------------------
Total Generation                   11,334        11,265     11,469          213          210          210
Purchased Power                     1,322         1,153      1,330           72           65           43
------------------------------------------------------------------------------------------------------------
Total Resources                    12,656        12,418     12,799      $   285      $   275       $  253
                                                                    ========================================
Less Line Losses and Company Use      821           778        792
--------------------------------------------------------------------
Total Energy Sold                  11,835        11,640     12,007
====================================================================

     Fuel expense at TEP's generating plants was $213 million in 2004 compared with $210 million in 2003. Gas-related fuel expense increased $2 million to $34 million, in 2004 due to an 11% increase in market price for gas. Coal-related fuel expense increased $1 million due to the higher availability and use of TEP's coal-fired generating plants. See Factors Affecting Results of Operations, Western Energy Markets, Market Prices, below.

     The table below shows the average cost per kWh for TEP's generating plants by fuel type.

                          2004              2003               2002
         ------------------------------------------------------------
                                      -cents per kWh-
         Coal             1.64              1.65               1.65
         Gas              7.86              7.40               4.45
         All fuels        1.88              1.87               1.83
         ------------------------------------------------------------

     The increase in the regional supply of new gas-generated energy and the completion of a 500-kV transmission connection allowed TEP to decrease use of its older, less efficient gas generation units in favor of more economical purchases of energy in the wholesale market. TEP's Purchased Power expense increased approximately $7 million, or 11% in 2004.

     OTHER OPERATING EXPENSES

     Other Operations and Maintenance expense increased by $20 million, or 12%, in 2004 primarily attributable to increased maintenance costs at the Springerville and San Juan generating facilities and approximately $8 million of costs related to the proposed acquisition of UniSource Energy by Saguaro.

     Amortization of the Transition Recovery Asset (TRA) increased $18 million in 2004 compared with 2003. Amortization of the TRA is the result of the 1999 Settlement Agreement (TEP Settlement Agreement) with the ACC, which changed the accounting method for TEP's generation operations. This item reflects the recovery, through 2008, of transition recovery assets which were previously regulatory assets of the generation business. The amount of amortization is a function of the TRA balance and total kWh consumption by TEP's distribution customers.

     The table below shows estimated TRA amortization and unamortized TRA balances for 2005-2008.

                               FUTURE ESTIMATED           UNAMORTIZED
                               TRA AMORTIZATION           TRA BALANCE
                                        -Millions of Dollars-
         ------------------------------------------------------------
              2005                  $ 57                   $ 168
              2006                    66                     102
              2007                    76                      26
              2008                    26                       -
         ------------------------------------------------------------


     OTHER INCOME (DEDUCTIONS)

     TEP's Income statement includes inter-company Interest Income of $9 million for 2004, and $10 million for 2003. This represents Interest Income on the promissory note TEP received from UniSource Energy in exchange for the transfer to UniSource Energy of its stock in Millennium in 1998. On UniSource Energy's Consolidated Statement of Income, this Interest Income, as well as UniSource Energy's related interest expense, is eliminated as an inter-company transaction.

     INTEREST EXPENSE

     Long-Term Debt Interest Expense decreased by $5 million, or 6%, in 2004 due to lower Letter of Credit fees under TEP's Credit Agreement entered into in March 2004 and lower interest expense related to the $27 million of 8.5% First Mortgage Bonds redeemed in July 2004. Interest on Capital Leases increased $2 million in 2004 due to a recalculation of interest expense related to a capitalized lease transaction.

     INCOME TAX EXPENSE

     Income Tax Expense Before Cumulative Effect of Accounting Change increased $14 million in 2004 compared with 2003, due primarily to a $15 million tax benefit recognized in 2003 resulting from guidance issued by the IRS clarifying rules on limitations of the use of net operating loss carry forwards.

     2003 COMPARED WITH 2002

     FUEL AND PURCHASED POWER EXPENSE

     Fuel expense at TEP's generating plants was approximately $210 million in both 2003 and 2002.

     TEP's Purchased Power expense increased approximately $22 million, or 51%, in 2003. In addition to energy purchases made during the third quarter of 2003, TEP purchased replacement power during the first half of 2003 due to planned and unplanned outages at some of its generating facilities.

     OTHER OPERATING EXPENSES

     Other Operations and Maintenance expense increased by $7 million, or 4%, in 2003 primarily attributable to unplanned outages and longer-than-expected planned outages at some of TEP's generating facilities during the first quarter of 2003.

     Depreciation and Amortization expense decreased $3 million in 2003. The adoption of FAS 143 in the first quarter of 2003 resulted in a $6 million decrease because asset retirement costs are no longer recorded as a component of depreciation expense. See Critical Accounting Estimates, Accounting for Asset Retirement Obligations, above.

     Amortization of the TRA increased $7 million in 2003 compared with 2002.

     OTHER INCOME (DEDUCTIONS)

     TEP's income statement includes inter-company Interest Income of $10 million for 2003, and $9 million for 2002. This Interest Income, as well as UniSource Energy's related interest expense, is eliminated as an inter-company transaction.

     INTEREST EXPENSE

     Long-Term Debt Interest Expense increased by $11 million, or 17%, in 2003 due to higher Letter of Credit fees under TEP's Credit Agreement entered into in November, 2002. Interest on Capital Leases decreased $4 million in 2003 due to scheduled repayments of lease debt.

     INCOME TAX EXPENSE

     Income Tax Expense, before Cumulative Effect of Accounting Change, decreased $15 million in 2003 compared with 2002, due primarily to a $15 million tax benefit resulting from guidance issued by the IRS clarifying rules on limitations of the use of net operating loss carry forwards.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     TEP adopted FAS 143 on January 1, 2003 and recorded a one-time $67 million after-tax gain. Upon adoption of FAS 143, TEP recorded an asset retirement obligation of $38 million at its net present value of $1 million, increased depreciable assets by $0.1 million for asset retirement costs, reversed $113 million of costs previously accrued for final removal recorded in accumulated depreciation, and reversed previously recorded deferred tax assets of $44 million. Adopting FAS 143 results in a reduction to depreciation expense charged throughout the year as well because asset retirement costs are no longer recorded as a component of depreciation expense. For the year 2003, the reduction in depreciation expense is approximately $6 million. See Critical Accounting Estimates, Accounting for Asset Retirement Obligations, below.

FACTORS AFFECTING RESULTS OF OPERATIONS
---------------------------------------

   COMPETITION

     The electric utility industry has undergone significant regulatory change in the last few years designed to encourage competition in the sale of electricity and related services. However, the recent experience in California with deregulation has caused many states, including Arizona, to re-examine the viability of retail electric deregulation.

     As of January 1, 2001, all of TEP's retail customers are eligible to choose an alternate energy supplier. Currently none of TEP's retail customers are receiving service from other providers. TEP has met all conditions required by the ACC to facilitate electric retail competition, including ACC approval of TEP's direct access tariffs. ESPs must meet certain conditions before electricity can be sold competitively in TEP's service territory. Examples of these conditions include ACC certification of ESPs, and execution of and compliance with direct access service agreements with TEP.

     In January 2005, an Arizona Court of Appeals decision became final in which the Court held invalid certain portions of the ACC rules on retail competition and related market pricing. Based on this decision, we expect that the ACC will address the competition rules in an administrative proceeding during 2005. We cannot predict what changes, if any, the ACC will make to the competition rules.

     TEP competes against gas service suppliers and others that provide energy services. Other forms of energy technologies may provide competition to TEP's services in the future, but to date, are not financially viable alternatives for its retail customers. Self-generation by TEP's large industrial customers could also provide competition for TEP's services in the future, but has not had a significant impact to date.

     In the wholesale market, TEP competes with other utilities, power marketers and independent power producers in the sale of electric capacity and energy.

   RATES

     TEP'S SETTLEMENT AGREEMENT AND RETAIL ELECTRIC COMPETITION RULES

     In September 1999, the ACC approved the Retail Electric Competition Rules (Rules) that provided a framework for the introduction of retail electric competition in Arizona. In November 1999, the ACC approved the Settlement Agreement between TEP and certain customer groups related to the implementation of retail electric competition in Arizona.

     The Rules and the Settlement Agreement established:
     o a period, November 1999 through 2008, for TEP to transition its generation assets from a cost of service based rate structure to a market, or competitive, rate structure;
     o the recovery through rates during the transition period of $450 million of stranded generation costs through a fixed competitive transition charge (fixed CTC);
     o    capped rates for TEP retail customers through 2008;
     o    an ACC interim review of TEP retail rates in 2004;
     o unbundling of electric services with separate rates or prices for generation, transmission, distribution, metering, meter reading, billing and collection, and ancillary services;
     o a process for Energy Service Providers (ESPs) to become licensed by the ACC to sell generation services at market prices to TEP retail customers;
     o access for TEP retail customers to buy market priced generation services from ESPs beginning in 2000 (currently, no TEP customers are purchasing generation services from ESPs);
     o transmission and distribution services would remain subject to regulation on a cost of service basis; and
     o beginning in 2009, TEP's generation would be market based and its retail customers would pay the market rate for generation services.

     Recent Court Action
     -------------------

     In January 2005, an Arizona Court of Appeals decision became final in which the Court held invalid certain portions of the ACC rules on retail competition and related market pricing. Based on this decision, we cannot predict what changes, if any, the ACC will make to the Rules and how this decision might ultimately impact our Settlement Agreement.

     2004 General Rate Case Information
     ----------------------------------

     On June 1, 2004, as required by the Settlement Agreement, TEP filed general rate case information with the ACC. TEP's filing does not propose any change in retail rates, and under the terms of the Settlement Agreement, no rate case filed by TEP through 2008 may result in a net rate increase. However, absent the restriction on raising rates, TEP believes that the data in its filing would justify an increase in retail rates of 16%.

     The general rate case information uses a historical test year ended December 31, 2003 and establishes, based on TEP's standard offer service, that TEP is experiencing a revenue deficiency of $111 million. The rate case information includes, among other things, Springerville Unit 1 costs and other generation costs including fuel cost in excess of those recovered through existing rates. The proposed weighted cost of capital for the test year ended December 31, 2003 is 8.78%, including an 11.5% return on equity (increased from 10.67% currently authorized). The rate case information uses a hypothetical 40% equity capitalization (excluding capital lease obligations) rather than the hypothetical 37.5% equity capitalization used in TEP's last general rate case. TEP's actual equity capitalization (excluding capital lease obligations) at December 31, 2004 was 27%. In the first half of 2005, TEP expects to increase common equity to 40% of capitalization (excluding capital lease obligations). See TEP, Dividends on Common Stock, below for further information regarding improvements to TEP's capital structure. Despite the indicated revenue deficiency, the ACC could conclude that TEP should decrease rates after June 1, 2005; any such determination would be strongly opposed by TEP.

     A procedural order was issued in February 2005 that outlined how the review of TEP's general rate case information will proceed. The schedule calls for staff and intervenor testimony to be filed by June 13, 2005 and hearings, as appropriate, before the administrative law judge to begin September 12, 2005.

     Transition
     ----------

     The Settlement Agreement provides that TEP's fixed CTC will expire when TEP's $450 million transition asset is fully amortized and recovered or on December 31, 2008, whichever is earlier. Based on current projections of retail sales, the transition recovery asset is expected to be fully amortized by mid-2008. The Settlement Agreement also specifies that TEP's floating competitive transition charge (floating CTC) will expire on December 31, 2008. This charge, which moves inversely to changes in market-based generation services rates, presently appears as a credit on retail customer bills. Based on current forward pricing in the wholesale energy markets, TEP anticipates that the floating CTC will continue to appear as a credit on retail customer bills through 2008. After the expiration of the floating CTC, TEP's rates for generation services should be market based. TEP anticipates that it will submit a rate filing to address the rates that will go into effect after the expiration of the 1999 Settlement Agreement.

     Absent any other change to TEP's retail rate structure, including continued inability to recover actual costs, TEP estimates that the expiration of the fixed CTC in 2008 (which has provided revenues, on average of .93 cents per kWh sold) would result in an average decrease in revenues from retail rates of approximately 12% relative to revenues from current retail rates. However, absent any other change except the expiration of the fixed CTC, the expiration in 2008 of the floating CTC would result in market-based generation services rates which would, based on current pricing in the wholesale energy markets, produce a retail rate increase in January 2009 of approximately 10-15% relative to current retail rates.

     Given the recent court action described above, the ACC may revise its Rules and rate methodologies prior to the expiration in 2008 of the Settlement Agreement. A new structure could replace that established pursuant to the Settlement Agreement prior to January 2009.

     We are operating pursuant to the Settlement Agreement. However, we cannot predict the future rate methodologies for TEP which the ACC could authorize, including whether the ACC will permit or require market-based rates for generation services, reinstate cost of service ratemaking for all or a portion of TEP's generation services or require an alternate methodology to determine rates for TEP's generation services. Under any circumstances, TEP will seek appropriate recovery and return on its investment in assets used to serve its customers.

     In the event that the ACC reinstates cost of service ratemaking for TEP's generation services and does not allow other factors that have changed in the intervening years to be considered, significant retail rate decreases could occur. TEP expects that, in establishing future rates, TEP and the ACC will review the entirety of the retail rate structure rather than focusing solely on any one of the elements noted above. Although TEP is unable to predict the type and level of future retail rates, TEP believes that the 2004 general rate case information filed with the ACC evidences that there have been a number of factors that have changed since the Settlement Agreement was approved that justify increasing or maintaining retail rates at current levels.

   WESTERN ENERGY MARKETS

     As a participant in the western U.S. wholesale power markets, TEP is directly and indirectly affected by changes in market conditions and market participants. TEP competes with other utilities, power marketers and independent power producers in the sale of electric capacity and energy at market-based rates in the wholesale market.

     As of the end of 2004, electric generating capacity in Arizona has grown to approximately 25,000 MW; an increase of nearly 60% since 2001. A majority of the growth over the last three years is the result of 16 new or upgraded gas-fired generating units with a combined capacity of approximately 9,200 MW. In addition, the presence of fewer creditworthy counterparties, as well as legal, political and regulatory uncertainties, has reduced market liquidity and trading volume.

     MARKET PRICES

     The average market price for around-the-clock energy based on the Dow Jones Palo Verde Index increased in 2004 compared with 2003, as did the average price for natural gas based on the Permian Index. Average market prices for around-the-clock energy began to rise back in February 2003 and stayed at these elevated levels during 2004 due to high natural gas prices from increased demand and production and storage level concerns. As a result of all of these factors, TEP's natural gas and purchased power expenses were higher in 2004 than in 2003. Prices have continued in this range to date; however, we cannot predict whether these higher prices will continue, or whether changes in various factors that influence demand and supply will cause prices to fall during 2005.

         AVERAGE MARKET PRICE FOR AROUND-THE-CLOCK ENERGY                 $/MWH
         -----------------------------------------------------------------------
              Quarter ended December 31, 2004                            $    46
              Quarter ended December 31, 2003                                 38

              12 months ended December 31, 2004                               44
              12 months ended December 31, 2003                               41
         -----------------------------------------------------------------------

         AVERAGE MARKET PRICE FOR NATURAL GAS                            $/MMBTU
         -----------------------------------------------------------------------
              Quarter ended December 31, 2004                            $  5.90
              Quarter ended December 31, 2003                               4.05

              12 months ended December 31, 2004                             5.44
              12 months ended December 31, 2003                             4.92
         -----------------------------------------------------------------------

     TEP typically uses generation from its facilities fueled by natural gas and purchased power, in addition to energy from its coal-fired facilities, to meet the summer peak demands of its retail customers and to meet local reliability needs. Some of these purchased power contracts are price indexed to natural gas prices. Short-term and spot power purchase prices are also closely correlated to natural gas prices. Due to its increasing seasonal gas and purchased power usage, TEP hedges a portion of its total natural gas exposure from plant fuel, gas-indexed purchased power and spot market purchases with fixed price contracts for a maximum of three years. TEP purchases its remaining gas fuel needs and purchased power in the spot and short-term markets.

     TEP entered into a Gas Procurement Agreement with SWG effective June 1, 2001 with a primary term of five years. The contract provided for a minimum volume obligation during the first two years of 10 million MMBtus annually. TEP negotiated new pricing and a lower minimum annual volume obligation of 4 million MMBtus for 2004 and subsequently for 2005. In 2004, TEP purchased 5.2 million MMBtus of gas and expects to use more than the minimum in 2005. In the event fewer MMBtus are purchased, TEP is obligated to pay only the transportation component for any shortfall. TEP made payments under this contract, which include transportation charges, of $34 million in 2004, $34 million in 2003 and $33 million in 2002. In 2004, the average transportation cost per MMBtu was $0.43, or $2 million, based on the volume of gas TEP purchased.

     We expect the market price and demand for capacity and energy to continue to be influenced by factors including:

     o    weather;
     o    continued population growth in the western U.S.;
     o    economic conditions in the western U.S.;
     o    availability of generating capacity throughout the western U.S.;
     o the extent of electric utility industry restructuring in Arizona, California and other western states;
     o    the effect of FERC regulation of wholesale energy markets;
     o    the availability and price of natural gas;
     o    availability of hydropower;
     o    transmission constraints; and
     o    environmental regulations and the cost of compliance.

LIQUIDITY AND CAPITAL RESOURCES

   TEP CASH FLOWS

     TEP's capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt and capital lease obligations. As shown in the chart below, during the last three years, TEP had sufficient cash available after capital expenditures, scheduled debt payments and capital lease obligations to provide for other investing and financing activities:

                                              2004           2003         2002
  ------------------------------------------------------------------------------
                                                     -Millions of Dollars-
   Cash from Operations                      $  275        $  261        $ 207
    Capital Expenditures                       (116)         (122)        (103)
    Capital Expenditures for Luna Energy        (13)            -            -
     Facility Assets
  ------------------------------------------------------------------------------
   Net Cash Flows after Capital Expenditures    146           139          104
  ------------------------------------------------------------------------------
    Debt Maturities                              (2)           (2)          (2)
    Retirement of Capital Lease Obligations     (49)          (43)         (20)
    Proceeds from Investment in
     Springerville Lease Debt and Equity         12            12            3
  ------------------------------------------------------------------------------
   Net Cash Flows Available after Required
   Payments                                  $  107        $  106        $  85
  ==============================================================================

     During 2005, TEP expects to generate sufficient internal cash flows to fund its operating activities, construction expenditures, required debt maturities, and to pay dividends to UniSource Energy. However, TEP's cash flows may vary due to changes in wholesale revenues, changes in short-term interest rates, and other factors. TEP currently has $60 million available under its Revolving Credit Facility which it may borrow if cash flows fall short of expectations or if monthly cash requirements temporarily exceed available cash balances.

     OPERATING ACTIVITIES

     In 2004, net cash flows from operating activities increased by $14 million compared with 2003. The following factors contributed to the increase:

     o a $29 million increase cash receipts from retail and wholesale electric customers, net of fuel and purchased energy costs, due primarily to higher retail energy demand;

     o the return of a $17 million deposit made in 2003 related to TEP's second mortgage indenture; and

     o a $12 million decrease in total interest paid due primarily to lower interest rates on TEP's Credit Facility, which was refinanced in March 2004, and lower capital lease obligations outstanding; partially offset by:

          - a $20 million receipt of interest in 2003 related to the inter-company note to UniSource Energy;

          - a $31 million increase in income taxes and other tax paid, net of income tax refunds received, due to higher estimated taxable income for 2004 and higher tax refunds received in 2003;

          - a $5 million increase in wages paid due to higher incentive compensation.

     In January 2004, TEP borrowed $20 million under its revolving credit facility and repaid it within 30 days. At December 31, 2004, there were no outstanding borrowings under the revolving credit facility.

     INVESTING ACTIVITIES

     Net cash used for investing activities was $15 million higher in 2004 compared with 2003, due primarily to the purchase of the Luna Energy Facility for $13 million and a $4 million investment in Springerville Lease Debt. These expenditures were partially offset by $4 million of lower capital expenditures at TEP, primarily the result of the timing of expected projects. We expect TEP's capital expenditures to be approximately $159 million in 2005. TEP's capital budget is established annually; however, it is subject to change as opportunities and requirements arise related to our service territory.

     Investments in Springerville Lease Debt and Equity
     --------------------------------------------------

                  PRINCIPAL                                            AVERAGE
    DATE           AMOUNT               DEBT PURCHASED               COUPON RATE
--------------------------------------------------------------------------------




January 2002    $96 million   Springerville Coal Handling Lease Debt    14.3%
May 2002          3 million   Springerville Unit 1 Lease Debt           10.7%
September 2002   33 million   Springerville Unit 1 Lease Debt           10.6%
March 2004        4 million   Springerville Unit 1 Lease Debt           10.7%
--------------------------------------------------------------------------------

     As of March 11, 2005, TEP's total investment in Springerville Lease Debt was approximately $163 million, at yields at date of purchase ranging from 8.9% to 12.7%.

     See Note 10 of Notes to Consolidated Financial Statements - Debt and Capital Lease Obligations

     Capital Expenditures
     --------------------

     TEP's forecasted capital expenditures for the next five years are: $159 million in 2005, $141 million in 2006, $133 million in 2007, $124 million in 2008, and $198 million in 2009. Forecasted capital expenditures for 2009 include $54 million of additional local generation facilities to support anticipated growth in TEP's service territory. These estimated capital expenditures for 2005-2009 break down in the following categories:

     o    $447 million for transmission, distribution and other facilities;
     o    $158 million for production facilities;
     o    $54 million for new generation in service in 2010;
     o    $36 million for the Luna Energy Facility;
     o    $35 million for environmental projects; and
     o $25 million for renewable energy projects, including the expansion of TEP's solar generation portfolio.

     These estimated expenditures include costs for TEP to comply with current federal and state environmental regulations. All of these estimates are subject to continuing review and adjustment. Actual construction expenditures may be different from these estimates due to changes in business conditions, construction schedules, environmental requirements, and changes to TEP's business arising from retail competition. TEP plans to fund these expenditures through internally generated cash flow.

     If TEP obtains the required environmental permits to proceed with the planned transmission line to Nogales, it would expect to fund an additional $76 million during this five year period to complete the line. See Item 1. Business, Tucson Electric Utility Operations, Transmission Access, Tucson to Nogales Transmission Line.

     In addition to TEP's forecasted capital expenditures for construction, TEP's other capital requirements include its required debt maturities and capital lease obligations. See Note 10 of Notes to Consolidated Financial Statements - Debt and Capital Lease Obligations.

     FINANCING ACTIVITIES

     Net cash used for financing activities was $40 million lower in 2004 compared with 2003. The following factors contributed to the decrease:

     o    a decrease of $49 million in dividends paid by TEP to UniSource
          Energy; and

     o an increase in other net cash inflows of $33 million due primarily to an $11 million decrease in inter-company tax payments to UniSource Energy and an increase of $5 million from inter-company transactions with UES; partially offset by,

     o $34 million more in payments by TEP for long-term debt and capital lease obligations in 2004 than in 2003; and

     o $9 million paid in debt issuance costs related to the refinancing of its Credit Agreement.

     Inter-Company Note from UniSource Energy
     ----------------------------------------

     On March 1, 2005, UniSource Energy repaid to TEP a debt obligation in the principal amount of $95 million plus accrued interest of $11 million. TEP expects that it will use the proceeds during the first half of 2005 to redeem or repurchase certain of its existing indebtedness through transactions that may include negotiated or market purchases, tender offers and redemptions. TEP has not determined the series of debt to be repaid or repurchased.

     Bond Issuance and Redemption
     ----------------------------

     In July 2004, TEP redeemed the remaining $27 million of its 8.5% First Mortgage Bonds which were due in 2009. TEP paid a premium of $0.4 million related to this redemption. A portion of this premium was expensed immediately, while the remainder is being amortized over the original life of the bonds. During 2004, TEP also made required sinking fund payments of $2 million. During 2003, TEP purchased and retired $0.4 million of its 8.50% First Mortgage Bonds due in 2009 and made required sinking fund payments of $2 million.

     In March 2005, TEP redeemed $21 million of its 7.5% First Mortgage Bonds at par, which were due in 2006. TEP also redeemed in March 2005 $31 million of its 6.1% First Mortgage Bonds at par, which were due in 2008.

     Capital Lease Obligations
     -------------------------

     At December 31, 2004, TEP had $755 million of total capital lease obligations on its balance sheet. The table below provides a summary of the outstanding lease amounts at December 31, 2004.

                                               BALANCE AT
LEASED ASSET                                   12/31/2004             EXPIRATION
--------------------------------------------------------------------------------
                                            - In Millions -
Springerville Unit 1                             $  460                  2014
Springerville Coal Handling Facilities              126                  2015
Springerville Common Facilities                     105                  2020
Sundt Unit 4                                         63                  2010
Other Leases                                          1                  2006
-------------------------------------------------------------------
Total Capital Lease Obligations                  $  755
===================================================================

     TEP will not own these assets at the expiration of the lease. TEP may renew the leases or purchase the leased assets at such time. These renewal and purchase options are generally for fair market value as determined at that time.

     TEP Credit Agreement
     --------------------

     On March 25, 2004, TEP entered into a new $401 million Credit Agreement. The agreement replaces the credit facilities provided under TEP's $401 million Credit Agreement that would have expired in 2006. The new Credit Agreement includes a $60 million revolving credit facility for general corporate purposes and a $341 million letter of credit facility, to support $329 million aggregate principal amount of tax-exempt variable rate bonds. The Credit Agreement has a five year term through June 30, 2009 and is secured by $401 million in aggregate principal amount of Second Mortgage Bonds issued under TEP's General Second Mortgage Indenture.

     The Credit Agreement contains a number of restrictive covenants, including restrictions on additional indebtedness, liens, sale of assets and sale-leasebacks. The Credit Agreement also contains several financial covenants including: (a) minimum consolidated tangible net worth, (b) a minimum cash coverage ratio, and (c) a maximum leverage ratio. Under the terms of the Credit Agreement, TEP may pay dividends so long as it maintains compliance with the Credit Agreement. The Credit Agreement also provides that under certain circumstances, certain regulatory actions could result in a required reduction of the commitments. As of December 31, 2004, TEP was in compliance with the terms of the Credit Agreement.

     Upon the occurrence and continuance of an event of default under the Credit Agreement, outstanding borrowings under the Credit Agreement may become immediately due and payable. Events of default under the Credit Agreement include failure to make payments required thereunder, certain events of bankruptcy or commencement of similar liquidation or reorganization proceedings or a change of control of TEP. In addition, an event of default may occur if TEP or certain specified subsidiaries fail to make when due any payment of principal (regardless of amount) in respect of certain indebtedness the aggregate principal amount of which exceeds $15 million or if any such indebtedness becomes due or capable of being called for payment prior to its scheduled maturity.

     The letter of credit fee of 2.35% on the new facility is significantly lower than the previous Credit Agreement's weighted average letter of credit fee of approximately 5%. Unreimbursed drawings on a letter of credit bear a variable rate of interest based on LIBOR plus 2.25% per annum. Interest savings in 2004 were partially offset by the March 2004 write-off of $2 million of fees associated with the prior facility that were capitalized and being amortized through 2006. Fees of $9 million associated with the entry into the new facility are being amortized through June 2009. This expense is included in Long-Term Debt Interest Expense in UniSource Energy and TEP's income statements.

     At December 31, 2004, TEP had no outstanding borrowings under the revolving credit facility. If TEP borrows under the revolving credit facility, the borrowing costs would be at a variable interest rate consisting of a spread over LIBOR or an alternate base rate. The spread is based upon a pricing grid tied to TEP's leverage. The per annum rate currently in effect on borrowings under TEP's revolving credit facility, based on its leverage, is LIBOR plus 2.25%. If TEP's leverage were to change, the spread over LIBOR could range from 1.50% to 2.25%. TEP also pays a commitment fee of 0.50% on the unused portion of the revolving credit facility.

     TEP expects to refinance its current Credit Agreement in the first half of 2005.

     Springerville Common Facilities Leases
     --------------------------------------

     In 1985, TEP sold and leased back its undivided one-half ownership interest in the common facilities at the Springerville Generating Station. Under the terms of the Springerville Common Facilities Leases, TEP must periodically arrange for refinancing or refunding of the secured notes underlying the leases prior to the named date in order to avoid a special event of loss. TEP was required to arrange for the refinancing of the lease debt prior to the special event of loss date of June 30, 2003 or the leases would have been terminated and TEP would have been required to repurchase the facilities for $125 million.

     TEP finalized the arrangements for the refinancing of $70 million of lease debt on June 26, 2003 and the special event of loss date was reset for June 30, 2006. Interest on the new debt is payable at LIBOR plus 4.25%. The LIBOR rate is reset every six months and the rate in effect on December 31, 2004 was 1.92%, and was 0.99% on December 31, 2003, which resulted in a total interest rate on the lease debt of 6.17% at December 31, 2004 and 5.24% at December 31, 2003. Prior to the refinancing, the interest rate was LIBOR plus 2.50%. TEP will be required to arrange for the refinancing of the lease debt prior to the special event of loss date of June 30, 2006 or TEP will be required to repurchase the facilities for approximately $127 million.

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

     TEP has financed the following facilities, in whole or in part, with the proceeds of tax-exempt local furnishing bonds: Springerville Unit 2, Sundt Unit 4, a dedicated 345-kV transmission line from Springerville Unit 2 to TEP's retail service area (the Express Line), and a portion of TEP's local transmission and distribution system in the Tucson metropolitan area. As of December 31, 2004, TEP had approximately $584 million of tax-exempt local furnishing bonds outstanding. Approximately $331 million in principal amount of such bonds financed Springerville Unit 2 and the Express Line. In addition, approximately $53 million of remaining lease debt related to the Sundt Unit 4 lease obligation was issued as tax-exempt local furnishing bonds.

     Various events might cause TEP to have to redeem or defease some or all of these bonds:

     o    formation of an RTO or ISO;
     o    asset divestiture;
     o    changes in tax laws; or
     o    changes in system operations.

     TEP believes that its qualification as a local furnishing system should not be lost so long as (1) the RTO or ISO would not change the operation of the Express Line or the transmission facilities within TEP's local service area, (2) the RTO or ISO allows pricing of transmission service such that the benefits of tax-exempt financing continue to accrue to retail customers, and (3) energy produced by Springerville Unit 2 and by TEP's local generating units continues to be consumed in TEP's local service area. However, there is no assurance that such qualification can be maintained. Any redemption or defeasance of these bonds, subsequent to the debt retirements contemplated in TEP's planned recapitalization, would likely require the issuance and sale of higher cost taxable debt securities in the same or a greater amount.

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

     TEP's Credit Agreement contains limits on the amount of First and Second Mortgage Bonds that may be outstanding. The Credit Agreement allows no more than $222 million of First Mortgage Bonds to be outstanding, and no more than a total of $650 million in First and Second Mortgage Bonds to be outstanding. At December 31, 2004, TEP had $191 million of First Mortgage Bonds and a total of $592 million in First and Second Mortgage Bonds outstanding. Although the first and second mortgage indentures would allow TEP to issue additional bonds based on property additions and/or retired bond credits, the limits imposed by the Credit Agreement are more restrictive and are currently the governing limitations.

     TEP also has the ability to release property from the liens of the mortgage indentures on the basis of net property additions and/or retired bond credits. TEP's Credit Agreement that was in effect in 2003 limited the amount of property that could be released from the second mortgage indenture to $25 million. As a result, TEP deposited $17 million in cash with the second mortgage trustee in the fourth quarter of 2003 in conjunction with the release of $42 million in property from its mortgage indentures related to the Springerville Unit 3 transaction. The $17 million deposit was refunded to TEP during 2004. This limitation was removed when TEP refinanced its Credit Agreement in March 2004.

CONTRACTUAL OBLIGATIONS

     The following charts display TEP's contractual obligations as of December 31, 2004 by maturity and by type of obligation.


--------------------------------------------------------------------------------------------------------------------------
                                          TEP'S CONTRACTUAL OBLIGATIONS
                                             - MILLIONS OF DOLLARS -
--------------------------------------------------------------------------------------------------------------------------
                                                                                                    2011
Payment Due in Years                                                                                and
Ending December 31,                        2005      2006     2007     2008      2009     2010      after    Total
--------------------------------------------------------------------------------------------------------------------
Long-Term Debt:
   Principal                                  $ 2      $21      $ 1     $ 167    $ 329  $     -   $   579   $ 1,099
   Interest                                    66       67       66        62       54       56       830     1,201
Capital Lease Obligations:
   Springerville Unit 1                        85       85       86        85       34       57       430       862
   Springerville Coal Handling                 17       22       24        18       15       17        98       211
   Sundt Unit 4                                11       10       12        12       13       13         -        71
   Springerville Common                         6        6        6         6        6        7       159       196
   Rail Car Lease                               1        -        -         -        -        -         -         1




Operating Leases                                1        1        1         1        1        1         -         6
Purchase Obligations:
   Coal and Rail Transportation                89       87       79        79       79       79       278       770
   Purchase Power                              17        4        -         -        -        -         -        21
   Gas                                          2        -        -         -        -        -         -         2
Other Long-Term Liabilities:
    Pension & Other Post
          -Retirement Obligations               9        4        4         5        6        6       171       205
--------------------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations          $ 306    $ 307    $ 279     $ 435    $ 537    $ 236    $2,545   $ 4,645
====================================================================================================================

     See UniSource Energy Consolidated, Liquidity and Capital Resources, Contractual Obligations, above, for a description of these obligations.

     We have no other commercial commitments to report.

     We have reviewed our contractual obligations and provide the following additional information:

     o TEP's Credit Agreement contains pricing for its Revolving Credit Facility based on TEP's leverage ratio. A change in TEP's leverage ratio can cause an increase or decrease in the amount of interest TEP pays on its borrowings.

     o TEP's Credit Agreement contains certain financial and other restrictive covenants, including interest coverage, leverage and net worth tests. Failure to comply with these covenants would entitle the lenders to accelerate the maturity of all amounts outstanding. At December 31, 2004, TEP was in compliance with these covenants. See TEP Credit Agreement, above.

     o TEP conducts its wholesale trading activities under the Western System Power Pool Agreement (WSPP) which contains provisions whereby TEP may be required to post margin collateral due to a change in credit rating or changes in contract values. As of December 31, 2004, TEP has not been required to post such collateral.

   DIVIDENDS ON COMMON STOCK

     TEP declared and paid dividends of $32 million in 2004, $80 million in 2003 and $35 million in 2002. UniSource Energy is a primary holder of TEP's common stock.

     TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants, including a covenant that requires TEP to maintain a minimum level of net worth. As of December 31, 2004, the required minimum net worth was $352 million. TEP's actual net worth at December 31, 2004 was $415 million. As of December 31, 2004, TEP was in compliance with the terms of the Credit Agreement. See Financing Activities - TEP Credit Agreement, above.

     The ACC Holding Company Order stated that TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings until TEP's common equity equals 37.5% of total capitalization (excluding capital lease obligations). The Citizens Settlement Agreement, as approved by the ACC, modified this dividend limitation so that it will remain in place until TEP's common equity equals 40% of total capitalization (excluding capital lease obligations). As of December 31, 2004, TEP's common equity (as determined by the ACC for the purpose of this limitation) equaled 27% of total capitalization (excluding capital lease obligations).

     In the first half of 2005, TEP expects to increase its common equity to 40% of total capitalization (excluding capital lease obligations). It is anticipated that an equity investment from UniSource Energy, together with the proceeds realized through the $95 million inter-company note repayment, will be used by TEP to retire or repurchase up to $225 million of its outstanding debt obligations.

     In addition to these limitations, the Federal Power Act states that dividends shall not be paid out of funds properly included in capital accounts. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis to pay dividends from current year earnings. Therefore, TEP declared its 2004, 2003 and 2002 dividends from its current year earnings since TEP had an accumulated deficit, rather than positive retained earnings.

                                     UNS GAS

RESULTS OF OPERATIONS
---------------------

     UniSource Energy formed two operating companies, UNS Gas and UNS Electric, to acquire the Arizona electric and gas assets from Citizens, as well as an intermediate holding company, UES, to hold the common stock of UNS Gas and UNS Electric. Results of operations in 2003 for UNS Electric and UNS Gas cover the period from August 11, 2003, the date the assets were acquired from Citizens, to December 31, 2003.

     In its first full year of operations, UNS Gas' net income for 2004 was approximately $6 million. We expect operations at UNS Gas to vary with the seasons, with peak energy usage occurring in the winter months.

     As of December 31, 2004, UNS Gas had approximately 133,400 retail customers, a 5% increase from last year. The table below shows UNS Gas' therm sales and revenues for 2004 and 2003. Results in 2003 are for the period August 11 to December 31.

                                         Sales                  Revenue
                                   2004         2003*      2004           2003*
--------------------------------------------------------------------------------
                                - Millions of Therms -   - Millions of Dollars -
RETAIL THERM SALES:
   Residential                       71          25        $ 76           $ 25
   Commercial                        29          12          27             11
   Industrial                         3           1           2              1
   Public Authorities                 7           3           6              2
--------------------------------------------------------------------------------
TOTAL RETAIL THERM SALES            110          41         111             39

   Transport                          -           -           3              1
   Negotiated Sales Program (NSP)    21          13          12              7
--------------------------------------------------------------------------------
TOTAL THERM SALES                   131          54       $ 126           $ 47
================================================================================

*For the period August 11 to December 31, 2003

     Through a Negotiated Sales Program (NSP) approved by the ACC, UNS Gas supplies natural gas to some of its large transportation customers. Approximately one half of the margin earned on these NSP sales is retained by UNS Gas, while the remainder benefits retail customers through a credit to the Purchased Gas Adjustor (PGA) mechanism which reduces the gas commodity price. See Factors Affecting Results of Operations, Rates and Regulation, Purchased Gas Adjustor, below.

     The table below provides summary financial information for UNS Gas.




                                                   2004       2003*
  -------------------------------------------------------------------
                                               -  Millions of Dollars -
  Gas Revenues                                      $ 127      $46
  Other Revenues                                        2        1
  -----------------------------------------------------------------
       Total Operating Revenues                       129       47

  Purchased Energy Expense                             82       31
  -----------------------------------------------------------------
        Utility Gross Margin                           47       16
  -----------------------------------------------------------------

  Other Operations and Maintenance Expense             23        8
  Depreciation and Amortization                         5        2
  Taxes other than Income Taxes                         3        2
  -----------------------------------------------------------------
       Total Other Operating Expenses                  31       12
  -----------------------------------------------------------------

            Operating Income                           16        4
  -----------------------------------------------------------------

  Total Interest Expense                                6        2
  Income Tax Expense                                    4        1
  -----------------------------------------------------------------
             NET INCOME                               $ 6      $ 1
  =================================================================

   *For the period August 11 to December 31, 2003

FACTORS AFFECTING RESULTS OF OPERATIONS
---------------------------------------

RATES AND REGULATION

     ACC ORDER ON CITIZENS' ASSET ACQUISITION

     On July 3, 2003, the ACC issued an order approving the acquisition of Citizens' Arizona gas assets. Concurrent with the closing of the acquisition, retail rate increases for customers of UNS Gas went into effect on August 11, 2003. Key provisions of the order include:

     o    20.9% overall increase in retail rates through a base rate increase.
     o Restricts the filing of a general rate case until August 2006 and any resulting rate increase shall not become effective prior to August 1, 2007.
     o Limits dividends payable by UNS Gas to UniSource Energy to 75% of earnings until the ratio of common equity to total capitalization reaches 40%.

     ENERGY COST ADJUSTMENT MECHANISMS

     UNS Gas' retail rates include a PGA mechanism intended to address the volatility of natural gas prices and allows UNS Gas to recover its costs through a price adjustor. The PGA charge may be changed monthly based on an ACC approved mechanism that compares the twelve-month rolling average gas cost to the base cost of gas, subject to limitations on how much the price per therm may change in a twelve month period. The difference between the actual cost of UNS Gas' gas supplies and transportation contracts and that currently allowed by the ACC are deferred and recovered or repaid through the PGA mechanism. When under or over recovery trigger points are met, UNS Gas may request a PGA surcharge or surcredit with the goal of collecting or returning the amount deferred from or to customers over a twelve month period.

     In January 2005, UNS Gas requested the ACC approve a PGA surcharge of $0.06 per therm beginning April 1, 2005 and removed one year later, to recover its excess gas purchase costs. On March 3, 2005, the ACC staff in its proposed order, recommended implementation of a $0.05 per therm surcharge beginning April 1, 2005 to recover the uncollected PGA balance. The previous PGA surcharge of $0.1155 per therm took effect October 1, 2003 and ended November 1, 2004.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     UNS Gas' capital requirements consist primarily of capital expenditures. In 2004, capital expenditures were approximately $19 million. During 2005, UNS Gas expects to generate sufficient internal cash flows to fund its operating activities and a portion of its construction expenditures. Remaining cash needed for construction expenditures is expected to be obtained through a combination of additional equity investments from UniSource Energy and borrowings under a revolving credit facility that UES expects to establish.

     In January 2005, UNS Gas established a short-term inter-company promissory note to UniSource Energy, by which it may borrow up to $10 million for general corporate purposes. This note bears an interest rate of LIBOR plus 2.50% and expires January 16, 2006.

     On March 10, 2005, UniSource Energy contributed an additional $6 million in equity to UNS Gas. On March 10, 2005, UNS Gas repaid the $6 million outstanding on this note from the proceeds of the $6 million equity contribution described above.

     The table below provides summary information for operating cash flow and capital expenditures for 2004 and 2003.

                                               2004             2003*
-----------------------------------------------------------------------
                                               -Millions of Dollars-
Net Cash Flows - Operating Activities          $ 21             $ 5
Capital Expenditures                             19               9
-----------------------------------------------------------------------

*For the period August 11 to December 31, 2003

Forecasted capital expenditures for UNS Gas are as follows:

                2005           2006           2007          2008            2009
--------------------------------------------------------------------------------
                                    - Millions of Dollars -
UNS Gas         $ 23           $ 20           $ 18          $ 19            $ 21
--------------------------------------------------------------------------------

     Senior Unsecured Notes
     ----------------------

     On August 11, 2003, UNS Gas issued a total of $100 million of aggregate principal amount of senior unsecured notes in a private placement consisting of $50 million of 6.23% Notes due in 2011 and $50 million of 6.23% Notes due in 2015. Proceeds from the note issuance were paid to Citizens to purchase the Arizona gas system assets. The notes are guaranteed by UES.

     The note purchase agreements for UNS Gas contain certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments, incurrence of indebtedness, and minimum net worth. Consolidated Net Worth, as defined by the note purchase agreement for UNS Gas, is approximately equal to the balance sheet line item, Common Stock Equity. The table below outlines the actual and required minimum net worth levels of UES and UNS Gas at December 31, 2004.

     COMPANY                  REQUIRED NET WORTH               ACTUAL NET WORTH
--------------------------------------------------------------------------------
                                           - Millions of Dollars -
UES                                  $ 50                            $ 100
UNS Gas                                43                               59
--------------------------------------------------------------------------------

     The incurrence of indebtedness covenant requires UNS Gas to meet certain tests before additional indebtedness may be incurred. These tests include:

     o A ratio of Consolidated Long-Term Debt to Consolidated Total Capitalization of no greater than 0.65 to 1.00.

     o An Interest Coverage Ratio (a measure of cash flow to cover interest expense) of at least 2.50 to 1.00.

     However, UNS Gas may, without meeting these tests, refinance indebtedness and incur short-term debt in an amount not to exceed $7 million. UNS Gas may not declare or make distributions or dividends (restricted payments) on its common stock unless (a) immediately after giving effect to such action no default or event of default would exist under its note purchase agreement and (b) immediately after giving effect to such action, it would be permitted to incur an additional dollar of indebtedness under the debt incurrence test. As of December 31, 2004, UNS Gas was in compliance with the terms of its note purchase agreement.

     The senior unsecured notes may be accelerated upon the occurrence and continuance of an event of default under the note purchase agreement. Events of default under the note purchase agreement include failure to make payments required thereunder, certain events of bankruptcy or commencement of similar liquidation or reorganization proceedings or a change of control of UES or UNS Gas. In addition, an event of default may occur if UNS Gas, UES or UNS Electric defaults on any payments required in respect of certain indebtedness that is outstanding in an aggregate principal amount of at least $4 million or if any such indebtedness becomes due or capable of being called for payment prior to its scheduled payment date or if there is a default in the performance or compliance with the other terms of such indebtedness and, as a result of such default, such indebtedness has become, or has been declared, due and payable, prior to its scheduled payment date.

   CONTRACTUAL OBLIGATIONS

     UNS GAS SUPPLY CONTRACTS

     UNS Gas has a natural gas supply and management agreement with BP Energy Company (BP). Under the contract, BP manages UNS Gas' existing supply and transportation contracts and its incremental requirements. The initial term of the agreement extends through August 31, 2005. The term of the agreement is automatically extended one year on an annual basis unless either party provides 180 days notice of its intent to terminate. Prices for incremental gas supplied by BP will vary based upon the period during which the gas is delivered.

     UNS Gas hedges its gas supply prices by entering into fixed price forward contracts at various times during the year to provide more stable prices to its customers. These purchases are made up to three years in advance with the goal of hedging at least 45% and not more than 80% of the expected monthly gas consumption with fixed prices prior to entering into the month. UNS Gas hedged approximately 60% of its expected monthly consumption for the 2004/2005 winter season (November through March). Additionally, UNS Gas has approximately 50% of its expected gas consumption hedged for April through July of 2005, and 35% hedged for the period August 2005 through July of 2006.

     UNS Gas has firm transportation agreements with El Paso Natural Gas (EPNG) and Transwestern Pipeline Company (Transwestern) with combined capacity sufficient to meet its load requirements.

     In July 2003, FERC required the conversion of UNS Gas' full requirements status under the EPNG agreement to contract demand starting on September 1, 2003. UNS Gas now has specific volume limits in each month and specific receipt point rights from the available supply basins (San Juan and Permian). The average daily capacity rights of UNS Gas after conversion to contract demand is approximately 870,000 therms per day, with an average of 1,200,000 therms per day in the winter season (November through March). These changes have also reduced the amount of less expensive San Juan gas available to UNS Gas. The impact, however, is not expected to be material. The annual cost of the EPNG capacity after conversion to contract demand did not change. These costs will be the same through 2005 (pending a 2006 EPNG rate case after which the rates are expected to increase) as under UNS Gas' existing full requirements contract. This contract expires in August 2011.

     UNS Gas has capacity rights of 250,000 therms per day on the San Juan Lateral and Mainline of the Transwestern pipeline. The Transwestern pipeline principally delivers gas to the portion of UNS Gas' distribution system serving customers in Flagstaff and Kingman, Arizona, and also delivers gas to UNS Gas' facilities serving the Griffith Power Plant in Mohave County. This contract expires in January 2007.

     The aggregate annual minimum transportation charges are expected to be approximately $4 million and $3 million for the EPNG and Transwestern contracts, respectively. These costs are passed through to our customers via the Purchased Gas Adjustor mechanism. See UniSource Energy Services, Factors Affecting Results of Operations, Rates and Regulations, Energy Cost Adjustment Mechanisms, above.

DIVIDENDS ON COMMON STOCK

     The Citizens Settlement Agreement, as approved by the ACC, limits dividends payable by UNS Gas to 75% of earnings until the ratio of common equity to total capitalization reaches 40%. At December 31, 2004, the ratio of common equity to total capitalization for UNS Gas was 37%.

     An equity investment of $6 million from UniSource Energy on March 10, 2005 increased UNS Gas' ratio of common equity to total capitalization to 40%.

     The note purchase agreements for UNS Gas contain restrictive covenants including restrictions on dividends. According to the note purchase agreements UNS Gas may not declare or make distributions or dividends (restricted payments) on its common stock unless, (a) immediately after giving effect to such action no default or event of default would exist under its note purchase agreement and
(b) immediately after giving effect to such action, it would be permitted to incur an additional dollar of indebtedness under the debt incurrence test. It is unlikely, however, that UNS Gas will pay dividends in the next five years due to expected cash requirements for capital expenditures.

                                  UNS ELECTRIC

RESULTS OF OPERATIONS
---------------------

     In its first full year of operations, UNS Electric's net income for 2004 was approximately $4 million. Similar to TEP's operations, we expect UNS Electric's operations to be seasonal in nature, with peak energy demand occurring in the summer months.

     As of December 31, 2004, UNS Electric had approximately 85,500 retail customers, a 5% increase from last year. The table below shows UNS Electric's kWh sales and revenues for 2004 and 2003. Results in 2003 are for the period August 11 to December 31.

                                         SALES                  REVENUE
                                   2004         2003*      2004         2003*
--------------------------------------------------------------------------------
                                  - Millions of kWh -    - Millions of Dollars -
ELECTRIC RETAIL SALES:
  Residential                       692         302        $ 70         $ 30
  Commercial                        574         153          58           16
  Industrial                        194          59          14            4
  Other                               3          47           1            5
------------------------------------------------------------------------------
TOTAL ELECTRIC RETAIL SALES       1,463         561        $143         $ 55
==============================================================================

*For the period August 11 to December 31, 2003

     The table below provides summary financial information for UNS Electric.

                                               2004             2003*
---------------------------------------------------------------------
                                               -Millions of Dollars-
Electric Revenues                              $ 143            $ 55
Other Revenues                                     1               1
---------------------------------------------------------------------
  Total Operating Revenues                       144              56
Purchased Energy Expense                          96              39
---------------------------------------------------------------------
  Utility Gross Margin                            48              17
---------------------------------------------------------------------

Other Operations and Maintenance Expense          24               6
Depreciation and Amortization                      9               3
Taxes other than Income Taxes                      3               3
---------------------------------------------------------------------
  Total Other Operating Expenses                  36              12
---------------------------------------------------------------------

    Operating Income                              12               5
---------------------------------------------------------------------

Total Interest Expense                             5               2
Income Tax Expense                                 3               1
---------------------------------------------------------------------
    NET INCOME                                  $  4            $  2
=====================================================================
*For the period August 11 to December 31, 2003


   FACTORS AFFECTING RESULTS OF OPERATONS
   --------------------------------------

   COMPETITION

     As required by the ACC order approving UniSource Energy's acquisition of the Citizens' Arizona gas and electric assets, on November 3, 2003, UNS Electric filed with the ACC a plan to open its service territories to retail competition by December 31, 2003. The plan addresses all aspects of implementation. It includes UNS Electric's unbundled distribution tariffs for both standard offer customers and customers that choose competitive retail access, as well as Direct Access and Settlement Fee schedules. UNS Electric direct access rates for both transmission and ancillary services will be based upon its FERC Open Access Transmission Tariff. The plan is subject to review and approval by the ACC. As a result of the court decisions concerning the ACC's Retail Electric Competition Rules, we are unable to predict when and how the ACC will address this plan. See Tucson Electric Power Company, Factors Affecting Results of Operations, Competition, above for information regarding the recent Arizona Court of Appeals decision.

   RATES AND REGULATION

     ACC ORDER ON CITIZENS' ASSET ACQUISITION

     On July 3, 2003, the ACC issued an order approving the acquisition of Citizens' Arizona electric assets. Concurrent with the closing of the acquisition, retail rate increases for customers of UNS Electric went into effect on August 11, 2003. Key provisions of the order include:

     o 22% overall increase in retail rates through its Purchased Power Fuel Adjustor Clause (PPFAC).
     o UNS Electric must file a plan with the ACC to open its service territories to retail competition by no later than December 31, 2003 (which was filed by UNS Electric on November 3, 2003).

     o Restricts the filing of a general rate case until August 2006 and any resulting rate increase shall not become effective prior to August 1, 2007.
     o Limits dividends payable by UNS Electric to UniSource Energy to 75% of earnings until the ratio of common equity to total capitalization reaches 40%.
     o Requires UNS Electric to enter into negotiations with Pinnacle West Capital Corporation (PWCC) to seek to reduce the cost of its purchased power contract with PWCC.

     ENERGY COST ADJUSTMENT MECHANISMS

     UNS Electric's retail rates include a PPFAC, which allows for a separate surcharge or surcredit to the base rate for delivered purchased power to collect or return under or over recovery of costs. As part of the July 3, 2003 ACC Order, a new PPFAC surcharge of $0.01825 per kWh was approved to fully recover the cost of the current full-requirements power supply agreement with PWCC. UNS Electric is required to enter into negotiations with PWCC to potentially reduce the cost of this purchased power contract; 90% of any savings from the negotiations is to be passed on to UNS Electric rate payers.

   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------

     UNS Electric's capital requirements consist primarily of capital expenditures. In 2004, capital expenditures were approximately $19 million. During 2005, UNS Electric expects to generate sufficient internal cash flows to fund its operating activities and a portion of its construction expenditures. Remaining cash needed for construction expenditures is expected to be obtained through a combination of additional equity investments from UniSource Energy and borrowings under a revolving credit facility that UES expects to establish.

     On March 10, 2005, UniSource Energy contributed an additional $4 million in equity to UNS Electric.

     The table below provides summary information for operating cash flow and capital expenditures for 2004 and 2003.

                                               2004             2003*
-----------------------------------------------------------------------
                                               -Millions of Dollars-
Net Cash Flows - Operating Activities          $ 19             $ 8
Capital Expenditures                             19               5
-----------------------------------------------------------------------

*For the period August 11 to December 31, 2003

     Forecasted capital expenditures for UNS Electric are as follows:

                2005           2006           2007          2008            2009
                                    - Millions of Dollars -
--------------------------------------------------------------------------------
UNS Electric    $ 26           $ 30           $ 26          $ 26            $ 27
--------------------------------------------------------------------------------

     Senior Unsecured Notes
     ----------------------

     On August 11, 2003, UNS Electric issued $60 million of aggregate principal amount of 7.61% senior unsecured notes due in 2008 in a private placement. Proceeds from the note issuance were paid to Citizens to purchase the Arizona electric system assets. The notes are guaranteed by UES.

     The note purchase agreements for UNS Electric contain certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments, incurrence of indebtedness, and minimum net worth. Consolidated Net Worth, as defined by the note purchase agreements for UNS Electric, is approximately equal to the balance sheet line item, Common Stock Equity. The table below outlines the actual and required minimum net worth levels of UES and UNS Electric at December 31, 2004.

       COMPANY         REQUIRED NET WORTH        ACTUAL NET WORTH
---------------------------------------------------------------------
                                   - Millions of Dollars -
UES                           $ 50                     $ 100
UNS Electric                    26                        41
---------------------------------------------------------------------

     The incurrence of indebtedness covenant requires UNS Electric to meet certain tests before additional indebtedness may be incurred. These tests include:

     o A ratio of Consolidated Long-Term Debt to Consolidated Total Capitalization of no greater than 0.65 to 1.00.

     o An Interest Coverage Ratio (a measure of cash flow to cover interest expense) of at least 2.50 to 1.00.

     However, UNS Electric may, without meeting these tests, refinance indebtedness and incur short-term debt in an amount not to exceed $5 million. UNS Electric may not declare or make distributions or dividends (restricted payments) on its common stock unless (a) immediately after giving effect to such action no default or event of default would exist under its note purchase agreement and (b) immediately after giving effect to such action, it would be permitted to incur an additional dollar of indebtedness under the debt incurrence test. As of December 31, 2004, UNS Electric was in compliance with the terms of the note purchase agreement.

     The senior unsecured notes may be accelerated upon the occurrence and continuance of an event of default under the note purchase agreement. Events of default under the note purchase agreement include failure to make payments required thereunder, certain events of bankruptcy or commencement of similar liquidation or reorganization proceedings or a change of control of UES or UNS Electric. In addition, an event of default may occur if UNS Electric, UES or UNS Gas defaults on any payments required in respect of certain indebtedness that is outstanding in an aggregate principal amount of at least $4 million or if any such indebtedness becomes due or capable of being called for payment prior to its scheduled payment date or if there is a default in the performance or compliance with the other terms of such indebtedness and, as a result of such default, such indebtedness has become, or has been declared, due and payable, prior to its scheduled payment date.

   CONTRACTUAL OBLIGATIONS

     UNS ELECTRIC POWER SUPPLY AND TRANSMISSION CONTRACTS

     UNS Electric has a full requirements power supply agreement with PWCC. The agreement expires May 31, 2008. The agreement obligates PWCC to supply all of UNS Electric's power requirements at a fixed price per MWh. Payments under the contract are usage based, with no fixed customer or demand charges. UNS Electric is currently evaluating potential replacement energy resources when its supply contract ends with PWCC in 2008.

     UNS Electric imports the power it purchases over the Western Area Power Administration's (WAPA) transmission lines. UNS Electric's transmission capacity agreements with WAPA provide for annual rate adjustments and expire in February 2008 and June 2011. The contract that expires in 2008 also contains a capacity adjustment clause. Under the terms of the agreements, UNS Electric's aggregated minimum fixed transmission charges are expected to be $1 million in 2005 through 2011. UNS Electric made payments under these contracts of $6 million in 2004 and $2 million in 2003.

   DIVIDENDS ON COMMON STOCK

     The Citizens Settlement Agreement, as approved by the ACC, limits dividends payable by UNS Electric to 75% of earnings until the ratio of common equity to total capitalization reaches 40%. At December 31, 2004, the ratio of common equity to total capitalization for UNS Electric was 40%.

     A $4 million equity investment from UniSource Energy on March 10, 2005 increased UNS Electric's ratio of common equity to total capitalization to more than 40%.

     The note purchase agreement for UNS Electric contains restrictive covenants including restrictions on dividends. According to the note purchase agreements UNS Electric may not declare or make distributions or dividends (restricted payments) on its common stock unless, (a) immediately after giving effect to such action no default or event of default would exist under its note purchase agreement and (b) immediately after giving effect to such action, it would be permitted to incur an additional dollar of indebtedness under the debt incurrence test.

                            GLOBAL SOLAR ENERGY, INC.

RESULTS OF OPERATIONS
---------------------

     UniSource Energy accounts for Global Solar under the consolidation method and recognizes 100% of Global Solar's losses. Global Solar recognizes expense when funding is used for research, development and administrative costs. Millennium made no contributions to Global Solar during 2004. However, UniSource Energy provided $7 million to Global Solar under a tax sharing agreement.

Millennium has been authorized to fund up to an additional $5 million for capital expenditures and operations at Global Solar.

     The table below provides a breakdown of the net losses recorded by Global Solar for the last three years.

                                                                         2004        2003        2002
----------------------------------------------------------------------------------------------------------
                                                                             - Millions of Dollars -
Global Solar
      Research & Development Contract Revenues from Third Parties       $   1       $   1       $   1
      Other Revenues                                                        8           9           7
      Research & Development Contract Expenses & Losses                    (4)         (5)         (4)
      Research & Development - Internal Development Expenses                -          (1)         (2)
      Depreciation & Amortization Expense                                  (3)         (3)         (3)
      Administrative & Other Costs                                        (11)        (13)        (14)
      Income Tax Benefits                                                   4           5           1
----------------------------------------------------------------------------------------------------------
Total Global Solar Net Loss                                             $  (5)      $  (7)      $ (14)
==========================================================================================================

   GLOBAL SOLAR COMMITMENTS

     It is our intention for UniSource Energy to cease additional funding of Global Solar. To that end, Millennium plans to seek additional investors for Global Solar, or sell all or part of its interest, or a combination of both, to preserve the value of Global Solar. We anticipate that any operating and capital funding required to maintain Global Solar in the interim will be provided only out of existing Millennium cash or cash returns from Millennium investments. We believe such cash and returns will be adequate for that purpose and to fund Millennium's remaining commitments to Global Solar. Millennium has been authorized to fund up to an additional $5 million for capital expenditures and operations at Global Solar. Global Solar has $1 million in commitments to incur future expenses related to government contracts.

                                      OTHER

RESULTS OF OPERATIONS
---------------------

     The Other segment consists of: UniSource Energy parent company expenses; income and losses from other Millennium investments; and income and losses from UED. UniSource Energy parent company expenses include: interest expense (net of tax) on the note payable from UniSource Energy to TEP and costs in 2003 associated with the Citizens acquisition.

     The table below summarizes the income and losses for the Other segment in the last three years.

                                         2004           2003          2002
-----------------------------------------------------------------------------
                                                - Millions of Dollars -
Other Millennium Investments             $   1       $    (9)      $    (2)
UED                                         (1)            7             1
UniSource Energy Parent Company             (5)           (9)           (5)
-----------------------------------------------------------------------------
     Total Other                         $  (5)      $   (11)      $    (6)
=============================================================================

     OTHER MILLENNIUM INVESTMENTS

     Millennium accounts for its investments under the consolidation method and the equity method. In some cases, Millennium is an investment's sole provider of funding. When this is the case, Millennium recognizes 100% of an investment's losses, because as sole provider of funds it bears all of the financial risk. To the extent that an investment becomes profitable and Millennium has recognized losses in excess of its percentage ownership, Millennium will recognize 100% of an investment's net income until Millennium's recognized losses equal its ownership percentage of losses.

     Results from Other Millennium Investments in 2004 include after-tax gains of $3 million from Haddington, $2 million from MicroSat and less than $1 million from SES. The gains were partially offset by after-tax losses of $2 million from

IPS and less than $1 million each from MEG, Nations Energy and POWERTRUSION International, Inc. (Powertrusion), a manufacturer of lightweight utility poles.

     Results from Other Millennium Investments in 2003 include after-tax losses of $2 million each from IPS and Powertrusion, $1 million from MicroSat, and less than $1 million each from MEG, SES, Nations Energy and TruePricing, Inc. (TruePricing).

     Results from Other Millennium Investments in 2002 include after-tax losses of $3 million from IPS, $2 million from Powertrusion and less than $1 million each from TruePricing, MEG and SES. These losses were partially offset by income tax benefits recorded by Advanced Energy Technologies, the holding company that holds Millennium's investments in Global Solar and IPS.

     CONSOLIDATED MILLENNIUM INVESTMENTS

     Millennium funded $1.5 million in debt commitments to IPS during 2004, and Dow Corning Enterprises, Inc. (DCEI) also funded its $1 million commitment. Pursuant to the terms of amended promissory notes with IPS, Millennium and DCEI have the right to convert at any time the outstanding debt amounts to equity ownership. DCEI holds warrants to purchase additional preferred shares of IPS that if exercised, could result in Millennium's ownership of IPS being reduced to as low as 59%. Millennium has been authorized to fund up to an additional $3.3 million for capital and operations at IPS. Millennium and DCEI are continuing to evaluate the ongoing viability of IPS. In the event the operations of IPS are discontinued, Millennium would recognize an after-tax loss of less than $1 million.

     MEG is in the process of winding down its activities and will not engage in any new activities after 2005. As of January 31, 2005, the fair value of MEG's trading assets was $62 million and the fair value of MEG's trading liabilities was $56 million.

     Through subsidiaries, Nations Energy has a 32% interest in a 43 MW power plant in Panama. Although Nations Energy still intends to sell its interest in this plant, the $0.8 million book value of the investment was written off in 2004 because attempts to sell the asset to date have been unsuccessful.

     EQUITY METHOD MILLENNIUM INVESTMENTS

     In 2004, Haddington sold one of its investments and recognized the related gain as income. Millennium's pre-tax share of the gain was $5 million and Millennium received a $7 million distribution from Haddington related to the sale. Haddington also wrote down another of its investments and recognized the related loss. Millennium's pre-tax share of the loss was $2 million. Millennium recorded its share of Haddington's income and loss during 2004, which includes Haddington's gains and losses on investments.

     Millennium's after-tax gains from MicroSat in 2004 resulted primarily from the settlement of a cost share agreement under a government contract and an overhead billing rate adjustment. Millennium made no contributions to MicroSat during 2004 and has no further funding commitments to MicroSat. As sole funder, Millennium recognizes 100% of MicroSat's net income/losses.

     As technology developers, Global Solar, IPS and MicroSat face many challenges, such as developing technologies that can be manufactured on an economic scale, technological obsolescence, competition and possible reductions in government spending to advance technological research and development activities.

     MILLENNIUM COMMITMENTS

     It is our intention for UniSource Energy to cease making capital contributions to Millennium. To that end, Millennium has eliminated its investment in TruePricing and significantly reduced the holdings and activities of MEG. Millennium is also in the process of selling its remaining interest in Nations Energy. Millennium plans to seek additional investors for Global Solar and IPS, or sell all or part of its interest in those entities, or a combination of both, to preserve the value of the investments. We anticipate that any operating and capital funding required to maintain Global Solar or IPS in the interim will be provided only out of existing Millennium cash or cash returns from Millennium investments. We believe such cash and returns will be adequate for that purpose and to fund Millennium's remaining commitments. To date, Millennium has been authorized to fund up to an additional $5 million for capital expenditures and operations at Global Solar, and up to $3.3 million for capital and operations at IPS. Millennium's remaining commitments for other Millennium investments are $4 million to Haddington and $3 million to Valley Ventures.

     UNISOURCE ENERGY DEVELOPMENT

     In June 2004, UED recognized an impairment loss on its note receivable from an independent power producer. As UED's recovery of the note receivable from the entity is subordinated to the rights of others, UED wrote off the entire $2 million balance due on the note at the time that Haddington, an investor in the independent power producer, determined that its investment was impaired. In 2004, UED's net loss was $1 million.

     UED recorded net income of $7 million in 2003 compared with $1 million in 2002. UED's income in 2003 primarily represents an $11 million pre-tax development fee received at the financial closing of the Springerville Unit 3 Project.

     UED's net income in 2002 represented rental income (less expenses) under an operating lease of the 20 MW North Loop turbine to TEP. The rental income was eliminated from UniSource Energy's consolidated after-tax earnings as an inter-company transaction. TEP purchased the turbine from UED in September 2002.

     On October 21, 2003, Tri-State completed financing of Unit 3 and began construction. UED received reimbursement of its development costs totaling $29 million, as well as an $11 million development fee. On October 24, 2003, UniSource Energy used the proceeds to repay a $35 million short-term bridge loan.

     TEP will manage the development of Unit 3. Upon the completion of construction in the third quarter of 2006, TEP expects to receive annual pre-tax benefits of approximately $15 million in the form of cost savings, rental payments, transmission revenues, and other fees. TEP will also benefit from upgraded emissions controls for Units 1 and 2, totaling approximately $90 million, which will be paid for by the Unit 3 project.

     UED has no significant current operations.

CRITICAL ACCOUNTING ESTIMATES
-----------------------------

     In preparing financial statements under Generally Accepted Accounting Principles (GAAP), management exercises judgment in the selection and application of accounting principles, including making estimates and assumptions. UniSource Energy and TEP consider Critical Accounting Estimates to be those that could result in materially different financial statement results if our assumptions regarding application of accounting principles were different. UniSource Energy and TEP describe their Critical Accounting Estimates below. Other significant accounting policies and recently issued accounting standards are discussed in Note 1 of Notes to Consolidated Financial Statements
- Nature of Operations and Summary of Significant Accounting Estimates.

   ACCOUNTING FOR RATE REGULATION

     TEP, UNS Gas and UNS Electric generally use the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP, UNS Gas and UNS Electric's retail rates, the ACC may not allow TEP, UNS Gas or UNS Electric to currently charge their customers to recover certain expenses, but instead may require that these expenses be charged to customers in the future. In this situation, FAS 71 requires that TEP, UNS Gas and UNS Electric defer these items and show them as regulatory assets on the balance sheet until TEP, UNS Gas and UNS Electric are allowed to charge their customers. TEP, UNS Gas and UNS Electric then amortize these items as expense to the income statement as these charges are recovered from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement as rates to customers are reduced.

     The conditions a regulated company must satisfy to apply the accounting policies and practices of FAS 71 include:

     o    an independent regulator sets rates;
     o the regulator sets the rates to recover specific costs of delivering service; and
     o the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

     TEP

     In November 1999, upon approval by the ACC of the TEP Settlement Agreement relating to recovery of TEP's transition costs and standard retail rates, TEP discontinued application of FAS 71 to its generation operations. TEP's transmission and distribution regulatory assets, net of regulatory liabilities, totaled $225 million at December 31, 2004, $23 million of which is not presently included in the rate base and consequently is not earning a return on investment.

     TEP continues to apply FAS 71 to its regulated operations, which include the transmission and distribution portions of its business. TEP regularly assesses whether it can continue to apply FAS 71 to these operations. If TEP stopped applying FAS 71 to its remaining regulated operations, it would write off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory asset balances, net of regulatory liabilities, at December 31, 2004, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary after-tax loss of approximately $136 million. While regulatory orders and market conditions may affect cash flows, TEP's cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of its regulatory assets.

     UNS GAS AND UNS ELECTRIC

     UNS Gas and UNS Electric's regulatory liabilities, net of regulatory assets, collectively totaled $4 million at December 31, 2004. UNS Gas and UNS Electric's regulatory assets and liabilities are included in rate base and consequently are earning a return on investment. If UNS Gas and UNS Electric stopped applying FAS 71 to their regulated operations, they would write off the related balances of regulatory assets as an expense and regulatory liabilities as income on their income statements. Based on the balances of regulatory liabilities and assets at December 31, 2004, if UNS Gas and UNS Electric had stopped applying FAS 71 to their regulated operations, they would have collectively recorded an extraordinary after-tax gain of $2 million. UNS Gas and UNS Electric's cash flows would not be affected if they stopped applying FAS 71 unless a regulatory order limited their ability to recover the cost of their regulatory assets.

   ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

     FAS 143, issued by the FASB in June 2001, requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred. A legal obligation is a liability that a party is required to settle as a result of an existing or enacted law, statute, ordinance or contract. When the liability is initially recorded, the entity should capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is adjusted to its present value by recognizing accretion expense as an operating expense in the income statement each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss if the actual costs differ from the recorded amount.

     TEP

     Prior to adopting FAS 143, costs for final removal of all owned generation facilities were accrued as an additional component of depreciation expense. Under FAS 143, only the costs to remove an asset with legally binding retirement obligations will be accrued over time through accretion of the asset retirement obligation and depreciation of the capitalized asset retirement cost.

     TEP has identified legal obligations to retire generation plant assets specified in land leases for its jointly-owned Navajo and Four Corners Generating Stations. The land on which these stations reside is leased from the Navajo Nation. The provisions of the leases require the lessees to remove the facilities upon request of the Navajo Nation at the expiration of the leases. TEP also has certain environmental obligations at the San Juan Generating Station. TEP has estimated that its share of the cost to remove the Navajo and Four Corners facilities and settle the San Juan environmental obligations will be approximately $38 million at the date of retirement. No other legal obligations to retire generation plant assets were identified. As of December 31, 2002, TEP had accrued $113 million for the final decommissioning of its generating facilities. As discussed below, this amount was reversed for 2002 and included as part of the cumulative effect of accounting change adjustment when FAS 143 was adopted on January 1, 2003.

     On November 12, 2004, TEP, Phelps Dodge Energy Services, LLC and PNM Resources, Inc. each purchased from Duke Energy North America, LLC a one-third interest in a limited liability company which owns the partially constructed natural gas-fired Luna Energy Facility (Luna) in southern New Mexico. Luna is designed as a 570-MW combined cycle plant and is expected to be operational by the summer of 2006. See Item 1. - Future Generating Resources - TEP. The new owners assumed asset retirement obligations to remove certain piping and evaporation ponds and to restore the ground to its original condition. TEP has estimated its share to settle the obligations will be approximately $2 million at the date of retirement.

     TEP has various transmission and distribution lines that operate under land leases and rights of way that contain end dates and restorative clauses. TEP operates its transmission and distribution lines as if they will be operated in perpetuity and would continue to be used or sold without land remediation. As a result, TEP is not recognizing the costs of final removal of the transmission and distribution lines in the financial statements. As of December 31, 2004, TEP had accrued $67 million for the net cost of removal for the interim retirements from its transmission, distribution and general plant. As of December 31, 2003, TEP had accrued $60 million for these removal costs. The amount is recorded as a regulatory liability.

     Upon adoption of FAS 143 on January 1, 2003, TEP recorded an asset retirement obligation of $38 million at its net present value of $1 million, increased depreciable assets by $0.1 million for asset retirement costs, reversed $113 million of costs previously accrued for final removal from accumulated depreciation, reversed previously recorded deferred tax assets by $44 million and recognized the cumulative effect of accounting change as a gain of $112 million ($67 million net of tax). Adopting FAS 143 has resulted in a reduction to current depreciation expense charged throughout the year as well because asset retirement costs are no longer recorded as a component of depreciation expense. For the year ended December 31, 2003 and succeeding years, the annual reduction in depreciation expense is approximately $6 million.

     Amounts recorded under FAS 143 are subject to various assumptions and determinations, such as determining whether a legal obligation exists to remove assets, estimating the fair value of the costs of removal, estimating when final removal will occur, and the credit-adjusted risk-free interest rates to be used to discount future liabilities. Changes that may arise over time with regard to these assumptions and determinations will change amounts recorded in the future as expense for asset retirement obligations.

     If TEP retires any asset at the end of its useful life, without a legal obligation to do so, it will record retirement costs at that time as incurred or accrued. TEP does not believe that the adoption of FAS 143 will result in any change in retail rates since all matters relating to the rate-making treatment of TEP's generating assets have been determined pursuant to the TEP Settlement Agreement.

     UES

     UES has various transmission and distribution lines that operate under land leases and rights of way that contain end dates and restorative clauses. UES operates its transmission and distribution lines as if they will be operated in perpetuity and would continue to be used or sold without land remediation. As a result, UES is not recognizing the cost of final removal of the transmission and distribution lines in the financial statements. As of December 31, 2004, UES had accrued $2 million and as of December 31, 2003, UES had accrued $0.6 million for the net cost of removal for interim retirements from its transmission, distribution and general plant. The amount is recorded as a regulatory liability.

   PENSION AND OTHER POST RETIREMENT BENEFIT PLAN ASSUMPTIONS

     We record plan assets, obligations, and expenses related to pension and other postretirement benefit plans based on actuarial valuations. These valuations include key assumptions on discount rates, expected returns on plan assets, compensation increases and health care cost trend rates. These actuarial assumptions are reviewed annually and modified as appropriate. The effect of modifications is generally recorded or amortized over future periods. We believe that the assumptions used in recording obligations under the plans are reasonable based on prior experience, market conditions and the advice of plan actuaries.

     TEP

     TEP discounted its future pension plan obligations at December 31, 2004 using rates of 6.1% for its Salaried and Union Plans and 6.0% for its Excess Benefit Plan. The discount rate used at December 31, 2003 was 6.25% for all plans. TEP discounted its other postretirement plan obligations using a rate of 5.9% at December 31, 2004, compared with 5.5% at December 31, 2003. TEP determines the discount rate annually based on the rates currently available on high-quality, long-term bonds. TEP looks to bonds that receive one of the two highest ratings given by a recognized rating agency whose future cash flows match the timing and amount of expected future benefit payments.

     The pension liability and future pension expense both increase as the discount rate is reduced. A decrease in the discount rate results in an increase in the Projected Benefit Obligation (PBO) and the service cost component of pension expense. Additionally, the recognized actuarial loss is significantly impacted by a reduction in the discount rate. Since the PBO increases with the decrease in discount rate, the obligation is that much larger than would normally occur due to normal growth of the plan. This leads to an actuarial loss (or a greater actuarial loss than would occur in the absence of the discount rate change), which is amortized over future periods leading to a greater expense. The resulting change in the interest cost component of pension expense is dependent on the effect that the change in the discount rate has on the PBO and will vary based on employee demographics. The effect of the lower rate used to calculate the interest cost is offset to some degree by a larger obligation. The relative magnitude of these two changes determines whether interest cost will increase or decrease. For TEP's pension plans, a 25 basis point decrease in the discount rate would increase the accumulated benefit obligation (ABO) by approximately $5 million and the related plan expense for 2005 by approximately $1 million. A similar increase in the discount rate would decrease the ABO by approximately $5 million and the related plan expense for 2005 by approximately $1 million. For TEP's plan for other postretirement benefits, a 25 basis point change in the discount rate would increase or decrease the accumulated postretirement benefit obligation (APBO) by approximately $2 million. A 25 basis point change in the discount rate would not have a significant impact on the related plan expense for 2005.

     TEP calculates the market-related value of plan assets using the fair value of plan assets on the measurement date. TEP assumed that its plans' assets would generate a long-term rate of return of 8.5% at December 31, 2004 and 8.75% at December 31, 2003. In establishing its assumption as to the expected return on plan assets, TEP reviews the plans' asset allocation and develops return assumptions for each asset class based on advice from an investment consultant and the plans' actuary that includes both historical performance analysis and forward looking views of the financial markets. Pension expense increases as the expected rate of return on plan assets decreases. A 25 basis point change in the expected return on plan assets would not have a significant impact on pension expense for 2005.

     TEP used an initial health care cost trend rate of 11.0% in valuing its postretirement benefit obligation at December 31, 2004. This rate reflects both market conditions and the plan's experience. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% increase in assumed health care cost trend rates would increase the postretirement benefit obligation by approximately $5 million and the related plan expense by approximately $1 million. A similar decrease in assumed health care cost trend rates would decrease the postretirement benefit obligation by approximately $4 million and the related plan expense by less than $1 million.

     TEP recorded a minimum pension liability in Other Comprehensive Income of approximately $20 million at December 31, 2004, compared with $3 million at December 31, 2003. This increase resulted primarily from changes in actuarial assumptions including revised retirements rates, updated mortality rates and a reduction in the assumed discount rate.

     Based on the above assumptions, TEP will record pension expense of approximately $10 million and other postretirement benefit expense of $7 million ratably throughout 2005. TEP will make required pension plan contributions of $6 million in 2005. TEP's other postretirement benefit plan is not funded. TEP expects to make benefit payments to retirees under the postretirement benefit plan of approximately $3 million in 2005.

     UES

     Concurrent with the acquisition of the Arizona gas and electric system assets from Citizens on August 11, 2003, UES established a pension plan for substantially all of its employees. UES did not assume the pension obligation for employees' years of service with Citizens.

     UES discounted its future pension plan obligations using a rate of 6.1% at December 31, 2004 and 6.25% at December 31, 2003. For UES' pension plan, a 25 basis point change in the discount rate would have minimal effect on either the ABO or the related pension expense. UES recorded a minimum pension liability and an offsetting Intangible Asset of less than $1 million at December 31, 2004 and approximately $1 million at December 31, 2003. UES will record pension expense of $1 million in 2005. UES will make a pension plan contribution of $1 million in 2005.

     On the acquisition date, UES assumed the obligation to provide postretirement benefits for a small population of former Citizens employees, both active and retired. The plan is not funded. UES discounted its other postretirement plan obligations using a rate of 5.9% at December 31, 2004, compared with 5.5% at December 31, 2003. Postretirement medical benefit expenses are insignificant to UES' operations.

   ACCOUNTING FOR DERIVATIVE INSTRUMENTS, TRADING ACTIVITIES AND HEDGING ACTIVITIES

     A derivative financial instrument or other contract derives its value from another investment or designated benchmark. TEP enters into forward contracts to purchase or sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one month, three months, or one year, within established limits to take advantage of favorable market opportunities. In general, TEP enters into forward purchase contracts when market conditions provide the opportunity to purchase energy for its load at prices that are below the marginal cost of its supply resources or to supplement its own resources (e.g., during plant outages and summer peaking periods). TEP enters into forward sales contracts when it forecasts that it has excess supply and the market price of energy exceeds its marginal cost. The majority of TEP's forward contracts are considered to be normal purchases and sales and, therefore, are not required to be marked to market. However, some of these forward contracts are considered to be derivatives, which TEP marks to market by recording unrealized gains and losses and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month.

     TEP has a natural gas supply agreement under which it purchases all of its gas requirements at spot market prices from Southwest Gas Corporation (SWG). TEP also has agreements to purchase power that are priced using spot market gas prices. These contracts meet the definition of normal purchases and are not required to be marked to market. During 2004 and early 2005, in an effort to minimize price risk on these purchases, TEP entered into commodity price swap agreements under which TEP purchases gas at fixed prices and simultaneously sells gas at spot market prices. The spot market price in the swap agreements is tied to the same index as the purchases under the SWG and purchased power contracts. These swap agreements, which expire during the summer months through 2007, were entered into with the goal of locking in fixed prices on at least 45% and not more than 80% of TEP's expected summer monthly gas risk prior to entering into the month. The swap agreements are marked to market on a monthly basis; however, since the agreements satisfy the requirements for cash flow hedge accounting, the unrealized gains and losses are recorded in Other Comprehensive Income, a component of Common Stock Equity, rather than being reflected in the income statement. As the gains and losses on these cash flow hedges are realized, a reclassification adjustment is recorded in Other Comprehensive Income for realized gains and losses that are included in Net Income.

     TEP manages the risk of counterparty default by performing financial credit reviews, setting limits, monitoring exposures, requiring collateral when needed, and using a standardized agreement which allows for the netting of current period exposures to and from a single counterparty.

     UNS Gas and UNS Electric do not currently have any contracts that are required to be marked to market. UNS Gas does have a natural gas supply and management agreement under which it purchases substantially all of its gas requirements at market prices from BP Energy Company (BP). However, the contract terms allow UNS Gas to lock in fixed prices on a portion of its gas purchases by entering into fixed price forward contracts with BP at various times during the year. This enables UNS Gas to provide more stable prices to its customers. These purchases are made up to three years in advance with the goal of locking in fixed prices on at least 45% and not more than 80% of the expected monthly gas consumption prior to entering into the month. These forward contracts, as well as the main gas supply contract, meet the definition of normal purchases and therefore are not required to be marked to market.

     MEG, a wholly-owned subsidiary of Millennium, enters into swap agreements, options and forward contracts relating to Emissions Allowances and coal. MEG marks its trading contracts to market by recording unrealized gains and losses and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month. In accordance with UniSource Energy's intention to cease making capital contributions to Millennium, Millennium has significantly reduced the holdings and activity of MEG. MEG is in the process of winding down its activities and will not engage in any new activities after 2005.

     The market prices used to determine fair values for TEP and MEG's derivative instruments at December 31, 2004 are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value. For TEP's forward power contracts, a 10% decrease in market prices would result in an increase in unrealized gains of less than $1 million, while a 10% increase in market prices would result in a decrease in unrealized gains of less than $1 million. For TEP's gas swap agreements, a 10% decrease in market prices would result in a $2 million decrease in unrealized gains reported in Other Comprehensive Income, while a 10% increase in market prices would result in a $2 million increase in unrealized gains reported in Other Comprehensive Income. For MEG's remaining trading contracts, a 10% decrease in market prices would result in a decrease in unrealized gains of less than $1 million, while a 10% increase in market prices would result in an increase in unrealized gains of less than $1 million.

     Because of the complexity of derivatives, the FASB established a Derivatives Implementation Group (DIG). To date, the DIG has issued more than 100 interpretations to provide guidance in applying Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). As the DIG or the FASB continues to issue interpretations, TEP, UNS Gas and UNS Electric may change the conclusions they have reached and, as a result, the accounting treatment and financial statement impact could change in the future.

     See Market Risks - Commodity Price Risk in Item 7A.

   UNBILLED REVENUE - TEP AND UES

     TEP's, UNS Gas's and UNS Electric's retail revenues include an estimate of MWhs/therms delivered but unbilled at the end of each period. Unbilled revenues are dependent upon a number of factors that require management's judgment including estimates of retail sales and customer usage patterns. The unbilled revenue is estimated by comparing the estimated MWhs/therms delivered to the MWhs/therms billed to TEP, UNS Gas and UNS Electric retail customers. The excess of estimated MWhs/therms delivered over MWhs/therms billed is then allocated to the retail customer classes based on estimated usage by each customer class. TEP, UNS Gas and UNS Electric then record revenue for each customer class based on the various bill rates for each customer class. Due to the seasonal fluctuations of TEP's actual load, the unbilled revenue amount increases during the spring and summer months and decreases during the fall and winter months. The unbilled revenue amount for UNS Gas sales increases during the fall and winter months and decreases during the spring and summer months, whereas, the unbilled revenue amount for UNS Electric sales increases during the spring and summer months and decreases during the fall and winter months.

   PLANT ASSET DEPRECIABLE LIVES - TEP AND UES

     We calculate depreciation expense based on our estimate of the useful lives of our plant assets. The estimated useful lives, and resulting depreciation rates used to calculate depreciation expense for the transmission and distribution businesses of both UES and TEP have been approved by the ACC in prior rate decisions. Depreciation rates for transmission and distribution cannot be changed without ACC approval.

     The estimated remaining useful lives of TEP's generating facilities are based on management's best estimate of the economic life of the units. These estimates are based on engineering estimates, economic analysis, and statistical analysis of TEP's past experience in maintaining the stations. For 2004, depreciation expense related to generation assets was $35 million, and our generation assets are currently depreciated over periods ranging from 23 to 70 years from the original in-service dates.

     During the first quarter of 2004, TEP engaged an independent third party to review the economic estimated useful lives of its owned generating assets in Springerville, Arizona. TEP then hired a different independent third party to perform a depreciation study for its generation assets, taking into consideration the newly determined economic useful life for the Springerville assets, and changes in generation plant life information used by the operators and other participants of the joint power plants in which TEP participates. As a result of these analyses, TEP lengthened the useful lives of various generation assets for periods ranging from 11 to 22 years in July 2004. Consequently, depreciation rates and the corresponding depreciation expense have been revised prospectively to reflect the life extensions. The annual impact of these changes in depreciation rates is a reduction in depreciation expense of $9 million. A study is currently underway by the operating agent of the San Juan Generating Station to determine whether San Juan's economic useful life has changed from previous estimates. If the economic life of San Juan is extended by ten years, TEP's annual depreciation expense would decrease by an additional $4 million.

   DEFERRED TAX VALUATION - TEP AND MILLENNIUM

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

     The valuation allowance of $8 million at December 31, 2004 and $7 million at December 31, 2003, which reduces the Deferred Tax Asset balance, relates to net operating loss and investment tax credit carryforward amounts. The increase of $1 million reflects the expiration of unused investment tax credit.

     Of the $8 million valuation allowance balance at December 31, 2004, $7 million relates to losses generated by the Millennium entities. In the future if UniSource Energy and the Millennium entities determine that all or a portion of the remaining amounts may be used on tax returns, then UniSource Energy and the Millennium entities would reduce the valuation allowance and recognize a tax benefit of up to $7 million. The main factor that could cause UniSource Energy and the Millennium entities to recognize a tax benefit would be a change in expected future taxable income. The remaining $1 million of valuation allowance balance at December 31, 2004, relates to ITC carryforwards at TEP which may not be utilized on tax returns prior to their expiration. If in the future UniSource Energy and TEP determine that it is probable that TEP will not be able to use all or a portion of additional investment tax credit carryforward amounts, then UniSource Energy and TEP would record a valuation allowance and recognize tax expense. The primary factor that could cause TEP to record a valuation allowance would be a change in expected future taxable income.

     As of December 31, 2004, UniSource Energy's deferred income tax assets include $14 million related to unregulated investment losses of Millennium. TEP's deferred income tax assets include $1 million related to unregulated investment losses. These losses have not been reflected on UniSource Energy's consolidated income tax returns. If UniSource Energy is unable to recognize such losses through its consolidated income tax return in the foreseeable future, UniSource Energy and TEP would be required to write off these deferred tax assets. Millennium intends to restructure its ownership in one of these investments, Infinite Power Solutions (IPS), in 2005. As a result of this restructuring, UniSource Energy expects to liquidate IPS for tax purposes resulting in a taxable loss that will be reflected on UniSource Energy's consolidated income tax return. If this liquidation, or another action resulting in the recognition of the loss for tax purposes, does not occur UniSource Energy would be required to eliminate the deferred tax assets and recognize additional tax expense of $6 million.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

     The FASB recently issued the following Statements of Financial Accounting Standards (FAS) and FASB Interpretations (FIN):

     o FAS 123(R), Share Based Payment, issued December 2004, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. FAS 123(R) is effective for financial periods beginning July 1, 2005. However, management early adopted FAS 123(R) effective January 1, 2005. The adoption of FAS 123(R) did not have a significant impact on our financial statements because stock options issued under UniSource Energy's Omnibus Plan vested upon the shareholder vote to approve the proposed acquisition of UniSource Energy by Saguaro. In addition, the Omnibus Plan expired in February 2004, and no new options can be issued. See Note 2 and Note 17 of Notes to Consolidated Financial Statements.

     o FAS 153, Exchanges of Nonmonetary Assets, issued December 2004, requires nonmonetary exchanges be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. A nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is effective for nonmonetary asset exchange transactions occurring in periods beginning July 1, 2005. The adoption of FAS 153 is not expected to have a significant impact on our financial statements.

     o FASB Staff Position (FSP) FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, issued in December 2004, provides guidance on the application of FAS 109 to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction, beginning in 2005, on qualified production activities, including a company's electric generation activities. Under FSP FAS 109-1, recognition of the tax deduction on qualified production activities is ordinarily reported in the year it is earned. We are evaluating the impact on our financial position and results of operations from the adoption of FSP FAS 109-1.

     o FAS 151, Inventory Costs, issued November 2004, is an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing. FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. FAS 151 also requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. FAS 151 is effective for inventory costs incurred beginning January 1, 2006. The adoption of FAS 151 is not expected to have a significant impact on our financial statements.

     o FIN 46, Consolidation of Variable Interest Entities, was issued in January 2003, and was subsequently revised in December 2003. The guidance addresses when a company should include in its financial statements the assets and liabilities of another entity. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities) and to determine when and which business enterprises should consolidate the variable interest entity (primary beneficiary). FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosures. For public companies, the revised FIN 46 is effective for financial periods ending after March 15, 2004. Early application is permissible. Companies that implemented FIN 46 prior to its revision may continue to apply that guidance until the implementation date of the revision. The adoption of FIN 46 and revisions did not and are not expected to have a significant impact on our financial statements.

     In July 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock (EITF 02-14). EITF 02-14 concludes that an investor that has the ability to exercise significant influence over the operating and financial policies of an investee should apply the equity method of accounting only when it has an investment in common stock or an investment that is in-substance common stock. EITF 02-14 is effective for reporting periods beginning after September 15, 2004. The adoption of EITF 02-14 did not have a significant impact on our financial statements.

     In June 2004, the EITF published Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides application guidance on impairment of securities accounted for under FAS 115, Accounting for Certain Investments in Debt and Equity Securities, and cost method investments and requires certain quantitative and qualitative disclosures for securities that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The disclosure requirements are effective for reporting periods ending after December 31, 2003. The FASB issued FSP EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments in September 2004 delaying the effective date of the application guidance on impairment of securities until the final issuance of FSP EITF Issue 03-1-a. The adoption of EITF 03-1 is not expected to have a significant impact on our financial statements.

     In August 2003, the EITF published Issue No. 03-11, Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not "Held for Trading Purposes" as Defined in EITF Issue No. 02-3 (EITF 03-11). EITF 03-11 discusses whether realized gains and losses should be shown gross or net in the income statement for contracts that are not held for trading purposes, as defined in EITF 02-3, but are derivatives subject to FAS 133, Accounting for Derivative Instruments and Hedging Activities. Determining whether realized gains and losses on derivative contracts not held for trading purposes should be reported in the income statement on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances with respect to the various activities of the entity. Retroactive application of EITF 03-11 is not required. Beginning January 1, 2004, the realized gains and losses on derivative instruments that are not held for trading purposes but are eventually net settled are shown net in the income statement. The impact of adopting EITF 03-11 was immaterial as of December 31, 2004. See Note 7.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
------------------------------------------

     This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. UniSource Energy and TEP are including the following cautionary statements to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or for UniSource Energy or TEP in this Annual Report on Form 10-K. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not statements of historical facts. Forward-looking statements may be identified by the use of words such as "anticipates", "estimates", "expects", "intends", "plans", "predicts", "projects", and similar expressions. From time to time, we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of UniSource Energy or TEP, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, UniSource Energy and TEP disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

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

     3. Changes in economic conditions, demographic patterns and weather conditions in our retail service areas.

     4. Supply and demand conditions in wholesale energy markets, including volatility in market prices and illiquidity in markets, which are affected by a variety of factors. These factors include the availability of generating capacity in the western U.S., including hydroelectric resources, weather, natural gas prices, the extent of utility restructuring in various states, transmission constraints, environmental regulations and cost of compliance, FERC regulation of wholesale energy markets, and economic conditions in the western U.S.

     5. The creditworthiness of the entities with which we transact business or have transacted business.

     6. Changes affecting our cost of providing electrical service including changes in fuel costs, generating unit operating performance, scheduled and unscheduled plant outages, interest rates, tax laws, environmental laws, and the general rate of inflation.

     7. Changes in governmental policies and regulatory actions with respect to financing and rate structures.

     8. Changes affecting the cost of competing energy alternatives, including changes in available generating technologies and changes in the cost of natural gas.

     9. Changes in accounting principles or the application of such principles to our businesses.

     10.  Changes in the depreciable lives of our assets.

     11. Market conditions and technological changes affecting our unregulated businesses.

     12. Unanticipated changes in future liabilities relating to employee benefit plans due to changes in market values of retirement plan assets and health care costs.

     13.  The outcome of any ongoing or future litigation.

     14. Ability to obtain financing through debt and/or equity issuance, which can be affected by various factors, including interest rate fluctuations and capital market conditions.


ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

MARKET RISKS

     We are exposed to various forms of market risk. Changes in interest rates, returns on marketable securities, and changes in commodity prices may affect our future financial results.

     For additional information concerning risk factors, including market risks, see Safe Harbor for Forward-Looking Statements, above.

     INTEREST RATE RISK

     TEP is exposed to risk resulting from changes in interest rates on certain of its variable rate debt obligations. At December 31, 2004 and 2003, TEP's debt included $329 million of tax-exempt variable rate debt. The average interest rate on TEP's variable rate debt (excluding letter of credit fees) was 1.25% in 2004 and 1.07% in 2003. TEP also has approximately $70 million in outstanding principal amount of variable rate lease debt related to its Springerville Common

Facilities Leases. Interest on this lease debt is payable at LIBOR plus 4.25%. The average interest rate on this lease debt was 5.92% in 2004 and 4.58% in 2003. A one percent increase (decrease) in average interest rates would result in a decrease (increase) in TEP's pre-tax net income of approximately $4 million.

     MARKETABLE SECURITIES RISK

     TEP is exposed to fluctuations in the return on its marketable securities, comprised of investments in debt securities. At December 31, 2004 and 2003, TEP had marketable debt securities with an estimated fair value of $182 million and $198 million. At December 31, 2004 and 2003, the fair value exceeded the carrying value by $11 million and $19 million, respectively. These debt securities represent TEP's investments in lease debt underlying certain of TEP's capital lease obligations. Changes in the fair value of such debt securities do not present a material risk to TEP, as TEP intends to hold these investments to maturity.

     RISK MANAGEMENT COMMITTEE

     We have a Risk Management Committee responsible for the oversight commodity price risk and credit risk related to the wholesale energy marketing activities of TEP, the emissions and coal trading activities of MEG, and the fuel and power procurement activities at TEP and UES. Our Risk Management Committee, which meets on a quarterly basis and as needed, consists of officers from the finance, accounting, legal, wholesale marketing, transmission and distribution operations, and the generation operations departments of UniSource Energy. To limit TEP's, UES' and MEG's exposure to commodity price risk, the Risk Management Committee sets trading and hedging policies and limits, which are reviewed frequently to respond to constantly changing market conditions. To limit TEP's, UES' and MEG's exposure to credit risk, the Risk Management Committee reviews counterparty credit exposure, as well as credit policies and limits.

     COMMODITY PRICE RISK

     We are exposed to commodity price risk primarily relating to changes in the market price of electricity, natural gas, coal and Emission Allowances.

     TEP

     To manage its exposure to energy price risk, TEP enters into forward contracts to buy or sell energy at a specified price and future delivery period. Generally, TEP commits to future sales based on expected excess generating capability, forward prices and generation costs, using a diversified market approach to provide a balance between long-term, mid-term and spot energy sales. TEP generally enters into forward purchases during its summer peaking period to ensure it can meet its load and reserve requirements and account for other contracts and resource contingencies. TEP also enters into limited forward purchases and sales to optimize its resource portfolio and take advantage of locational differences in price. These positions are managed on both a volumetric and dollar basis and are closely monitored using risk management policies and procedures overseen by the Risk Management Committee. For example, the risk management policies provide that TEP should not take a short position in the third quarter and must have owned generation backing up all forward sales positions at the time the sale is made. TEP's risk management policies also restrict entering into forward positions with maturities extending beyond the end of the next calendar year.

     The majority of TEP's forward contracts are considered to be "normal purchases and sales" of electric energy and are not considered to be derivatives under FAS 133. TEP records revenues on its "normal sales" and expenses on its "normal purchases" in the period in which the energy is delivered. From time to time, however, TEP enters into forward contracts that meet the definition of a derivative under FAS 133. When TEP has derivative forward contracts, it marks them to market on a daily basis using actively quoted prices obtained from brokers for power traded over-the-counter at Palo Verde and at other southwestern U.S. trading hubs. TEP believes that these broker quotations used to calculate the mark-to-market values represent accurate measures of the fair values of TEP's positions, because of the short-term nature of TEP's positions, as limited by risk management policies, and the liquidity in the short-term market. As of December 31, 2004, all of TEP's derivative forward contracts were for settlement within 18 months. To adjust the value of its derivative forward contracts to fair value on its income statement, TEP recorded an unrealized gain of $1.3 million and an unrealized loss of $0.4 million, respectively, on its income statements for the twelve months ended December 31, 2004 and December 31, 2003. This demonstrates the limited derivative forward contract activity conducted by TEP and the limited impact on TEP's operating results and financial condition.

     TEP is also subject to commodity price risk from changes in the price of natural gas. TEP typically uses generation from its facilities fueled by natural gas and purchased power, in addition to energy from its coal-fired facilities, to meet the summer peak demands of its retail customers and to meet local reliability needs. Some of these purchased power contracts are price indexed to natural gas prices. Short-term and spot power purchase prices are also closely correlated to natural gas prices. Due to its increasing seasonal gas and purchased power usage, TEP hedges a portion of its total natural gas exposure from plant fuel, gas-indexed purchase power and spot market purchases with fixed price contracts for a maximum of three years. TEP purchases its remaining gas fuel needs and purchased power in the spot and short-term markets.

     In 2004, the average price of natural gas was $5.44 per MMBtu, or 11% higher than 2003, due to low gas storage levels and reductions in gas production. The increase in the regional supply of gas-generated energy and the completion of a 500-kV transmission connection, in May 2003, however, allowed TEP to limit its use of its less efficient gas generation units in favor of more economical purchases of energy in the wholesale market. TEP's generation output fueled by natural gas was approximately 427,000 MWh, or 4% of total generation and purchased power in 2004. During 2004, TEP purchased a total of 1,400,000 MWh of energy, or 11% of total generation and purchased power, of which approximately 175,000 MWh were from gas-index priced energy under long-term purchased power contracts with the remainder being from short-term and spot power markets.

     In January 2005, TEP entered into a purchased power agreement with Panda Gila River. TEP will purchase 50 MW of firm energy during June through September 2005.

     TEP entered into two purchased power agreements in 2003 for the period 2003 through 2006. During 2003, TEP purchased approximately 125,000 MWh under these contracts; energy purchased under these agreements is adjusted for changes in the price of natural gas.

     UES

     UES is also subject to commodity price risk, primarily from the changes in the price of natural gas purchased for its UNS Gas customers. This risk is mitigated through the PGA mechanism in UNS Gas' retail rates which provides an adjustment to recover the actual costs of gas and transportation. UNS Gas further reduces this risk by purchasing forward fixed price contracts for a portion of its projected gas needs under its Price Stabilization Plan. UNS Gas purchases between 45% and 80% of its estimated gas needs in this manner.

     UNS Electric is not exposed to commodity price risk for its purchase of electricity as it has a fixed price full-requirements supply agreement with PWCC through May 2008.

     MEG

     During the fourth quarter of 2001, MEG began managing and trading Emission Allowances, coal and related instruments. We manage the market risk of this line of business by setting notional limits by product, as well as limits to the potential change in fair market value under a 33% change in price or volatility. We closely monitor MEG's trading activities, which include swap agreements, options and forward contracts, using risk management policies and procedures overseen by the Risk Management Committee. MEG marks its trading positions to market on a daily basis using actively quoted prices obtained from brokers and options pricing models for positions that extend through 2007. As of December 31, 2004 and December 31, 2003, the fair value of MEG's trading assets combined with Emission Allowances it holds in escrow was $76.5 million and $21.5 million, respectively. The fair value of MEG's trading liabilities was $65 million at December 31, 2004 and $18.7 million at December 31, 2003. During 2004, MEG reflected a $0.6 million unrealized gain and $0.7 million realized gain on its income statement, compared with an unrealized gain of $1.0 million and a realized loss of $0.4 million in 2003.

                              Unrealized Gain (Loss) of MEG's Trading Activities
                          ------------------------------------------------------
                                                                     Total
Source of Fair Value        Maturity    Maturity    Maturity    Unrealized Gain
At December 31, 2004       0 - 6 mos.  6 -12 mos.  over 1 yr.        (Loss)

                                            - Millions of Dollars -
Prices actively quoted      $ (12.1)     $  -       $  -           $ (12.1)
Prices based on models
  and other valuation
  methods                       8.0        0.1        5.2             13.3
--------------------------------------------------------------------------------
Total                       $  (4.1)     $ 0.1      $ 5.2          $   1.2
--------------------------------------------------------------------------------

     MEG is in the process of winding down its activities and will not engage in any new activities after 2005. As of January 31, 2005, the fair value of MEG's trading assets was $62 million and the fair value of its trading liabilities was $56 million.

     CREDIT RISK

     UniSource Energy is exposed to credit risk in its energy-related marketing and trading activities related to potential nonperformance by counterparties. We manage the risk of counterparty default by performing financial credit reviews, setting limits monitoring exposures, requiring collateral when needed, and using a standard agreement which allows for the netting of current period exposures to and from a single counterparty. Despite such mitigation efforts, there is a potential for defaults by counterparties. In the fourth quarter of 2000 and the first quarter of 2001, TEP was affected by payment defaults by SCE and PG&E for amounts owed to the CPX and CISO. In the fourth quarter of 2001, Enron defaulted on amounts owed to TEP for energy sales.

     We calculate counterparty credit exposure by adding any outstanding receivable (net of amounts payable if a netting agreement exists) to the mark-to-market value of any forward contracts. As of December 31, 2004, TEP's total credit exposure related to its wholesale marketing activities (excluding defaulted amounts owed by the CPX, the CISO and Enron), was approximately $17 million and MEG's total credit exposure related to its trading activities was $17 million. TEP and MEG's credit exposure is diversified across approximately 32 counterparties. Approximately $3 million of exposure is to non-investment grade companies. As a result of the reduction in MEG's trading activities described above, MEG's credit exposure as of January 31, 2005, decreased to $6 million.

     UniSource Energy is also exposed to credit risk related to the sale of assets owned by Nations Energy Corporation (Nations Energy). In September 2001, Nations Energy sold its 26% equity interest in a power project located in Curacao, Netherlands Antilles to Mirant Curacao Investments, Ltd. (Mirant Curacao) a subsidiary of Mirant Corporation (Mirant). Nations Energy received $5 million in cash and an $11 million note receivable from Mirant Curacao. The note was recorded at its net present value of $8 million using an 8% discount rate, the discount being recognized as interest income over the five-year life of the note. As of December 31, 2004, Nations Energy's receivable from Mirant Curacao is approximately $8 million. The note is primarily included in Investments and Other Property-Other on UniSource Energy's balance sheet. The first payment of $2 million on the receivable was received in July 2004. The remaining payments on the note receivable are expected to be received as follows: $4 million in July 2005; and $5 million in July 2006. The note is guaranteed by Mirant Americas, Inc., a subsidiary of Mirant. On July 14, 2003, Mirant, Mirant Americas, Inc. and various other Mirant companies filed for Chapter 11 bankruptcy protection. Mirant Curacao was not included in the Chapter 11 filings. Based on a review of the projected cash flows for the power project, it appears Mirant Curacao will have sufficient future cash flows to pay the note receivable and any applicable interest. However, we cannot predict the ultimate outcome that Mirant's bankruptcy will have on the collectibility of the note from Mirant Curacao. Nations Energy will continue to evaluate the collectibility of the receivable, but currently expects to collect the note in its entirety and has not recorded any reserve for this note.


ITEM 8. - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

        MANAGEMENT'S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

     UniSource Energy Corporation's management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of UniSource Energy Corporation's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

     Based on management's assessment using those criteria, management has concluded that, as of December 31, 2004, UniSource Energy Corporation's internal control over financial reporting was effective.

     Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of UniSource Energy Corporation:

We have completed an integrated audit of UniSource Energy Corporation's 2004 financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
------------------------------------------------------------------

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of UniSource Energy Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 5 to the consolidated financial statements, the Company changed the manner in which it accounts for asset retirement costs as of January 1, 2003.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in Management's Report on Internal Controls Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Los Angeles, California
March 16, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tucson Electric Power Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tucson Electric Power Company and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 5 to the consolidated financial statements, the Company changed the manner in which it accounts for asset retirement costs as of January 1, 2003.


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Los Angeles, California
March 16, 2005

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                                   Years Ended December 31,
                                                                            2004            2003           2002
------------------------------------------------------------------------------------------------------------------
                                                                                  - Thousands of Dollars -
OPERATING REVENUES
  Electric Retail Sales                                                 $  862,258       $ 746,578       $ 668,721
  Electric Wholesale Sales                                                 160,154         151,111         157,108
  Gas Revenue                                                              126,666          46,520               -
  Other Revenues                                                            19,900          28,546          13,747
------------------------------------------------------------------------------------------------------------------
    TOTAL OPERATING REVENUES                                             1,168,978         972,755         839,576
------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Fuel                                                                     212,514         210,163         209,712
  Purchased Energy                                                         250,668         132,754          43,171
  Coal Contract Termination Fee                                                  -               -          11,250
  Other Operations and Maintenance                                         252,711         216,323         188,910
  Depreciation and Amortization                                            135,315         130,643         127,923
  Amortization of Transition Recovery Asset                                 50,153          31,752          24,489
  Taxes Other Than Income Taxes                                             48,227          48,115          45,508
------------------------------------------------------------------------------------------------------------------
    TOTAL OPERATING EXPENSES                                               949,588         769,750         650,963
------------------------------------------------------------------------------------------------------------------
      OPERATING INCOME                                                     219,390         203,005         188,613
------------------------------------------------------------------------------------------------------------------

OTHER INCOME (DEDUCTIONS)
  Interest Income                                                           20,192          20,493          20,654
  Other Income                                                              15,030           7,306           6,200
  Other Expense                                                             (6,439)         (5,620)         (8,026)
------------------------------------------------------------------------------------------------------------------
    TOTAL OTHER INCOME (DEDUCTIONS)                                         28,783          22,179          18,828
------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
  Long-Term Debt                                                            82,807          80,844          65,620
  Interest on Capital Leases                                                85,912          84,080          87,801
  Other Interest Expense, Net of Amounts Capitalized                          (411)          1,708           1,130
------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST EXPENSE                                                 168,308         166,632         154,551
------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE       79,865          58,552          52,890
  Income Tax Expense                                                        33,946          12,082          17,962
------------------------------------------------------------------------------------------------------------------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                        45,919          46,470          34,928
CUMULATIVE EFFECT OF ACCOUNTING CHANGE - NET OF TAX                              -          67,471               -
------------------------------------------------------------------------------------------------------------------

NET INCOME                                                              $   45,919       $ 113,941       $  34,928
==================================================================================================================

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING (000)                   34,380          33,828          33,665
==================================================================================================================

BASIC EARNINGS PER SHARE
  INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       $1.34           $1.38           $1.04
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE - NET OF TAX                            -           $1.99               -
------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                                 $1.34           $3.37           $1.04
==================================================================================================================

DILUTED EARNINGS PER SHARE
  INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       $1.31           $1.35           $1.02
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE - NET OF TAX                            -           $1.97               -
------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                                 $1.31           $3.32           $1.02
==================================================================================================================
DIVIDENDS PAID PER SHARE                                                     $0.64           $0.60           $0.50
==================================================================================================================


See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Years Ended December 31,
                                                                            2004            2003            2002
------------------------------------------------------------------------------------------------------------------
                                                                                   - Thousands of Dollars -
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash Receipts from Electric Retail Sales                              $   931,450      $ 814,425       $ 731,404
  Cash Receipts from Electric Wholesale Sales                               204,902        203,717         248,305
  Cash Receipts from Gas Sales                                              136,386         38,306               -
  Other Cash Receipts                                                        18,837         11,982          28,047
  MEG Cash Receipts from Trading Activity                                   170,506        101,368          57,889
  UED Springerville 3 Financial Closing Proceeds                                  -         43,265               -
  Interest Received                                                          22,608         22,428          13,820
  Income Tax Refunds Received                                                 5,427         17,093             921
  Deposit-Second Mortgage Indenture                                          17,040        (17,040)              -
  Fuel Costs Paid                                                          (208,549)      (204,920)       (201,124)
  Purchased Energy Costs Paid                                              (286,115)      (187,933)       (135,320)
  Wages Paid, Net of Amounts Capitalized                                    (92,781)       (82,482)        (75,479)
  Payment of Other Operations and Maintenance Costs                        (124,786)      (114,864)       (124,417)
  MEG Cash Payments for Trading Activity                                   (162,609)      (100,963)        (63,766)
  Capital Lease Interest Paid                                               (70,752)       (74,865)        (68,975)
  Taxes Paid, Net of Amounts Capitalized                                   (139,637)      (110,391)       (106,550)
  Interest Paid, Net of Amounts Capitalized                                 (75,957)       (73,565)        (62,241)
  Income Taxes Paid                                                         (20,483)        (6,716)        (29,238)
  Coal Contract Termination and Amendment Fees Paid                               -              -         (26,649)
  Performance Deposits                                                       (6,487)        (3,124)          6,147
  Other Cash Payments                                                       (12,021)       (12,325)        (16,337)
------------------------------------------------------------------------------------------------------------------
    NET CASH FLOWS - OPERATING ACTIVITIES                                   306,979        263,396         176,437
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                                     (153,684)      (137,282)       (112,706)
  Capital Expenditure for Luna Energy Facility Assets                       (13,333)             -               -
  Purchase of Citizens Assets                                                     -       (223,430)              -
  Proceeds from Investment in Springerville Lease Debt and Equity            11,590         12,078           3,078
  Return of Investment from Millennium Energy Businesses                     10,120              -               -
  Other Proceeds from Investing Activities                                    2,712          1,876           1,590
  Payments for Investment in Springerville Lease Debt and Equity             (4,499)             -        (138,067)
  Investments in and Loans to Equity Investees                               (4,095)        (2,072)        (23,592)
  Other Payments for Investing Activities                                    (5,000)        (1,902)         (1,193)
------------------------------------------------------------------------------------------------------------------
    NET CASH FLOWS - INVESTING ACTIVITIES                                  (156,189)      (350,732)       (270,890)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of Capital Lease Obligations                                     (49,378)       (42,657)        (19,842)
  Repayment of Long-Term Debt                                               (28,732)        (2,976)         (2,138)
  Payment of Debt Issue Costs                                                (9,364)        (3,283)         (5,410)
  Proceeds from Borrowings under the Revolving Credit Facility               20,000         45,000               -
  Payments for Borrowings under the Revolving Credit Facility               (20,000)       (45,000)              -
  Proceeds from Issuance of Short-Term Debt                                       -         36,125           1,194
  Repayments of Short-Term Debt                                                   -        (35,960)         (1,078)
  Proceeds from Issuance of Long-Term Debt                                        -        160,000               -
  Common Stock Dividends Paid                                               (21,879)       (20,208)        (16,806)
  Other Proceeds from Financing Activities                                   12,657          7,949           2,249
  Other Payments for Financing Activities                                    (1,332)        (1,316)           (942)
------------------------------------------------------------------------------------------------------------------
    NET CASH FLOWS - FINANCING ACTIVITIES                                   (98,028)        97,674         (42,773)
------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         52,762         10,338        (137,226)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                101,266         90,928         228,154
------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                  $   154,028      $ 101,266       $  90,928
==================================================================================================================


See Note 20 for supplemental cash flow information.

See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,
                                                                             2004            2003
-----------------------------------------------------------------------------------------------------
ASSETS                                                                      - Thousands of Dollars -
UTILITY PLANT
  Plant in Service                                                       $ 3,033,405      $ 2,899,305
  Utility Plant under Capital Leases                                         723,901          748,239
  Construction Work in Progress                                              116,161          105,804
-----------------------------------------------------------------------------------------------------
    TOTAL UTILITY PLANT                                                    3,873,467        3,753,348
  Less Accumulated Depreciation and Amortization                          (1,348,017)      (1,262,962)
  Less Accumulated Amortization of Capital Lease Assets                     (444,313)        (421,171)
-----------------------------------------------------------------------------------------------------
    TOTAL UTILITY PLANT - NET                                              2,081,137        2,069,215
-----------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER PROPERTY
  Investments in Lease Debt                                                  170,893          178,789
  Other                                                                       85,035          109,570
-----------------------------------------------------------------------------------------------------
    TOTAL INVESTMENTS AND OTHER PROPERTY                                     255,928          288,359
-----------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and Cash Equivalents                                                  154,028          101,266
  Trade Accounts Receivable                                                  107,694           97,904
  Unbilled Accounts Receivable                                                55,350           53,590
  Allowance for Doubtful Accounts                                            (16,492)         (11,522)
  Materials and Fuel Inventory                                                62,225           58,299
  Trading Assets                                                              70,958           19,987
  Current Regulatory Assets                                                   11,515           12,129
  Deferred Income Taxes - Current                                             24,055           15,925
  Interest Receivable - Current                                               10,475           11,561
  Other                                                                       26,751           21,534
-----------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                                     506,559          380,673
-----------------------------------------------------------------------------------------------------

REGULATORY AND OTHER ASSETS
  Transition Recovery Asset                                                  224,029          274,182
  Income Taxes Recoverable Through Future Revenues                            44,624           49,849
  Other Regulatory Assets                                                     13,961           12,327
  Other Assets                                                                49,280           48,114
-----------------------------------------------------------------------------------------------------
    TOTAL REGULATORY AND OTHER ASSETS                                        331,894          384,472
-----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                             $ 3,175,518      $ 3,122,719
=====================================================================================================

CAPITALIZATION AND OTHER LIABILITIES
CAPITALIZATION
  Common Stock Equity                                                      $ 580,718        $ 556,472
  Capital Lease Obligations                                                  701,931          762,968
  Long-Term Debt                                                           1,257,595        1,286,320
-----------------------------------------------------------------------------------------------------
    TOTAL CAPITALIZATION                                                   2,540,244        2,605,760
-----------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current Obligations under Capital Leases                                    53,694           50,269
  Current Maturities of Long-Term Debt                                         1,725            1,742
  Accounts Payable                                                            95,276           65,745
  Interest Accrued                                                            60,679           62,927
  Trading Liabilities                                                         65,022           18,238
  Taxes Accrued                                                               53,192           50,625
  Accrued Employee Expenses                                                   19,216           16,081
  Other                                                                       19,350           16,256
-----------------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                                368,154          281,883
-----------------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred Income Taxes - Noncurrent                                         101,753           96,270
  Regulatory Liability - Net Cost of Removal for Interim Retirements          69,585           60,998
  Other                                                                       95,782           77,808
-----------------------------------------------------------------------------------------------------
    TOTAL DEFERRED CREDITS AND OTHER LIABILITIES                             267,120          235,076
-----------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 8)
-----------------------------------------------------------------------------------------------------

TOTAL CAPITALIZATION AND OTHER LIABILITIES                               $ 3,175,518      $ 3,122,719
=====================================================================================================


See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                                                        December 31,
                                                                                                   2004             2003
---------------------------------------------------------------------------------------------------------------------------
COMMON STOCK EQUITY                                                                              - Thousands of Dollars -
  Common Stock--No Par Value                                                                   $    677,119    $    668,022
                                                              2004              2003
                                                    ------------------------------------
    Shares Authorized                                      75,000,000        75,000,000
    Shares Outstanding                                     34,255,070        33,787,942
  Accumulated Deficit                                                                               (85,666)       (109,706)
  Accumulated Other Comprehensive Loss                                                              (10,735)         (1,844)
---------------------------------------------------------------------------------------------------------------------------
           TOTAL COMMON STOCK EQUITY                                                                580,718         556,472
---------------------------------------------------------------------------------------------------------------------------

PREFERRED STOCK
  No Par Value, 1,000,000 Shares Authorized, None Outstanding                                             -               -
---------------------------------------------------------------------------------------------------------------------------

CAPITAL LEASE OBLIGATIONS
  Springerville Unit 1                                                                              459,815         484,219
  Springerville Coal Handling Facilities                                                            126,538         129,415
  Springerville Common Facilities                                                                   105,529         125,717
  Sundt Unit 4                                                                                       62,607          72,196
  Other Leases                                                                                        1,136           1,690
---------------------------------------------------------------------------------------------------------------------------
        Total Capital Lease Obligations                                                             755,625         813,237
        Less Current Maturities                                                                     (53,694)        (50,269)
---------------------------------------------------------------------------------------------------------------------------
          TOTAL LONG-TERM CAPITAL LEASE OBLIGATIONS                                                 701,931         762,968
---------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT
                ISSUE                                   MATURITY        INTEREST RATE
---------------------------------------------------------------------------------------------------------------------------
  First Mortgage Bonds
    Corporate                                             2009              8.50%                         -          27,000
    Industrial Development Revenue Bonds (IDBs)        2006 - 2008      6.10% to 7.50%               53,150          54,875
    First Collateral Trust Bonds                          2008              7.50%                   138,300         138,300
  Second Mortgage IDBs*                                2018 - 2022        Variable**                328,600         328,600
  Unsecured IDBs                                       2020 - 2033      5.85% to 7.13%              579,270         579,270
  Senior Unsecured Notes                               2008 - 2015      6.23% to 7.61%              160,000         160,000
  Other Long-Term Debt                                                                                    -              17
---------------------------------------------------------------------------------------------------------------------------
        Total Stated Principal Amount                                                             1,259,320       1,288,062
        Less Current Maturities                                                                      (1,725)         (1,742)
---------------------------------------------------------------------------------------------------------------------------
          TOTAL LONG-TERM DEBT                                                                    1,257,595       1,286,320
---------------------------------------------------------------------------------------------------------------------------

TOTAL CAPITALIZATION                                                                           $  2,540,244    $  2,605,760
===========================================================================================================================


* The Second Mortgage IDBs (defined below) are backed by $341 million of LOCs under TEP's Credit Agreement. TEP's obligations under the Credit Agreement are collateralized with Second Mortgage Bonds. At December 31, 2004, the annual LOC fees (including fronting fees) were 2.60%. At December 31, 2003, the annual LOC fees (including fronting fees) ranged from 4.25% to 5.75%. See Note 10.

** Weighted average interest rates on variable rate tax-exempt debt (IDBs) ranged from 0.78% to 2.01% during 2004 and 2003, and the average interest rate on such debt was 1.25% in 2004 and 1.07% in 2003.

UniSource Energy also has stock options outstanding.  See Note 17.

See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                   ACCUMULATED
                                                         COMMON                    ACCUMULATED       OTHER         TOTAL
                                                         SHARES        COMMON        EARNINGS     COMPREHENSIVE  STOCKHOLDERS'
                                                      OUTSTANDING*      STOCK        (DEFICIT)    INCOME (LOSS)     EQUITY
------------------------------------------------------------------------------------------------------------------------------
                                                                                 - In Thousands -
BALANCES AT DECEMBER 31, 2001                             33,502     $  662,694     $ (221,561)     $       -     $ 441,133

Comprehensive Income:
    2002 Net Income                                            -              -         34,928              -        34,928

    Minimum Pension Liability
      (net of $2,639 income tax benefit)                       -              -              -          (4,024)       (4,024)
                                                                                                               ------------
Total Comprehensive Income                                                                                           30,904
                                                                                                               ------------

    Dividends Declared                                         -              -        (16,806)             -       (16,806)
    Shares Issued under Stock Compensation Plans               9             80              -              -            80
    Shares Distributed by Deferred Compensation Trust          3             48              -              -            48
    Shares Issued for Stock Options                           65            934              -              -           934
    Other                                                      -            347              -              -           347
---------------------------------------------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 2002                             33,579        664,103       (203,439)        (4,024)      456,640

Comprehensive Income:
    2003 Net Income                                            -              -        113,941              -       113,941

    Minimum Pension Liability Adjustment
      (net of $1,430 income tax expense)                       -              -              -           2,180         2,180
                                                                                                               ------------
Total Comprehensive Income                                                                                          116,121
                                                                                                               ------------

    Dividends Declared                                         -              -        (20,208)             -       (20,208)
    Shares Issued under Stock Compensation Plans               7             55              -              -            55
    Shares Distributed by Deferred Compensation Trust          3             52              -              -            52
    Shares Issued for Stock Options                          199          3,489              -              -         3,489
    Other                                                      -            323              -              -           323
---------------------------------------------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 2003                             33,788        668,022       (109,706)        (1,844)      556,472

Comprehensive Income:
    2004 Net Income                                            -              -         45,919              -        45,919

    Minimum Pension Liability Adjustment
      (net of $6,858 income tax benefit)                       -              -              -        (10,460)      (10,460)

    Unrealized Gain on Cash Flow Hedges
      (net of $960 income tax expense)                         -              -              -          1,465         1,465

    Reclassification of Realized Loss on
      Cash Flow Hedges to Net Income
      (net of $68 income tax benefit)                          -              -              -            104           104
                                                                                                               ------------
Total Comprehensive Income                                                                                           37,028
                                                                                                               ------------

    Dividends Declared                                         -              -        (21,879)             -       (21,879)
    Shares Issued under Stock Compensation Plans              63          1,307              -              -         1,307
    Shares Distributed by Deferred Compensation Trust          4             50              -              -            50
    Shares Issued for Stock Options                          400          7,576              -              -         7,576
    Other                                                      -            164              -              -           164
---------------------------------------------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 2004                             34,255     $  677,119     $  (85,666)     $ (10,735)    $ 580,718
===========================================================================================================================


* UniSource Energy has 75 million authorized shares of common stock.



We describe limitations on our ability to pay dividends in Note 12.

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

                                                                          Years Ended December 31,
                                                                  2004              2003           2002
----------------------------------------------------------------------------------------------------------
                                                                            - Thousands of Dollars -
OPERATING REVENUES
  Electric Retail Sales                                         $ 719,341        $ 691,503       $ 668,721
  Electric Wholesale Sales                                        159,918          151,030         157,108
  Other Revenues                                                   10,039            9,018           8,618
----------------------------------------------------------------------------------------------------------
    TOTAL OPERATING REVENUES                                      889,298          851,551         834,447
----------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Fuel                                                            212,514          210,163         209,712
  Purchased Power                                                  72,558           65,127          43,171
  Coal Contract Termination Fee                                         -                -          11,250
  Other Operations and Maintenance                                190,347          170,086         163,084
  Depreciation and Amortization                                   117,109          121,037         124,054
  Amortization of Transition Recovery Asset                        50,153           31,752          24,489
  Taxes Other Than Income Taxes                                    39,933           42,388          44,228
----------------------------------------------------------------------------------------------------------
    TOTAL OPERATING EXPENSES                                      682,614          640,553         619,988
----------------------------------------------------------------------------------------------------------
      OPERATING INCOME                                            206,684          210,998         214,459
----------------------------------------------------------------------------------------------------------

OTHER INCOME (DEDUCTIONS)
  Interest Income                                                  20,021           20,328          20,094
  Interest Income - Note Receivable from UniSource Energy           9,329           10,242           9,329
  Other Income                                                      6,520            3,272           3,570
  Other Expense                                                    (4,600)          (1,604)         (1,779)
----------------------------------------------------------------------------------------------------------
    TOTAL OTHER INCOME (DEDUCTIONS)                                31,270           32,238          31,214
----------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
  Long-Term Debt                                                   71,743           76,585          65,620
  Interest on Capital Leases                                       85,869           84,053          87,783
  Other Interest Expense, Net of Amounts Capitalized                 (600)              66             446
----------------------------------------------------------------------------------------------------------
    TOTAL INTEREST EXPENSE                                        157,012          160,704         153,849
----------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                             80,942           82,532          91,824
  Income Tax Expense                                               34,815           21,090          36,434
----------------------------------------------------------------------------------------------------------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE               46,127           61,442          55,390

CUMULATIVE EFFECT OF ACCOUNTING CHANGE - NET OF TAX                     -           67,471               -
----------------------------------------------------------------------------------------------------------

NET INCOME                                                      $  46,127        $ 128,913        $ 55,390
==========================================================================================================


See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Years Ended December 31,
                                                                          2004            2003          2002
--------------------------------------------------------------------------------------------------------------
                                                                               - Thousands of Dollars -
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash Receipts from Electric Retail Sales                             $  780,335     $  753,424     $ 731,404
  Cash Receipts from Electric Wholesale Sales                             204,643        203,644       248,305
  Interest Received                                                        21,928         22,049        13,288
  Interest Received from UniSource Energy                                       -         19,571             -
  Income Tax Refunds Received                                               3,712         16,926           921
  Deposit-Second Mortgage Indenture                                        17,040        (17,040)            -
  Other Cash Receipts                                                       8,720          3,935         4,975
  Fuel Costs Paid                                                        (208,549)      (204,920)     (201,124)
  Purchased Power Costs Paid                                             (115,323)      (119,635)     (135,320)
  Wages Paid, Net of Amounts Capitalized                                  (68,832)       (63,409)      (60,871)
  Payment of Other Operations and Maintenance Costs                       (99,382)       (96,380)     (103,638)
  Capital Lease Interest Paid                                             (70,748)       (74,851)      (68,911)
  Taxes Paid, Net of Amounts Capitalized                                 (102,648)      (100,622)     (101,866)
  Interest Paid, Net of Amounts Capitalized                               (65,504)       (73,071)      (62,209)
  Income Taxes Paid                                                       (21,402)        (5,230)      (29,109)
  Coal Contract Termination and Amendment Fees Paid                             -              -       (26,649)
  Other Cash Payments                                                      (8,839)        (3,402)       (2,205)
--------------------------------------------------------------------------------------------------------------
    NET CASH FLOWS - OPERATING ACTIVITIES                                 275,151        260,989       206,991
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                                   (116,172)      (121,854)     (103,307)
  Capital Expenditure for Luna Energy Facility Assets                     (13,333)             -             -
  Proceeds from Investment in Springerville Lease Debt and Equity          11,590         12,078         3,078
  Other Proceeds from Investing Activities                                  1,652          1,232             -
  Payments for Investment in Springerville Lease Debt and Equity           (4,499)             -      (138,067)
  Purchase of North Loop Gas Turbine from UED                                   -              -       (14,853)
  Other Payments for Investing Activities                                  (5,000)        (1,902)       (1,193)
--------------------------------------------------------------------------------------------------------------
    NET CASH FLOWS - INVESTING ACTIVITIES                                (125,762)      (110,446)     (254,342)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of Capital Lease Obligations                                   (49,431)       (42,553)      (19,544)
  Repayments of Long-Term Debt                                            (28,725)        (2,090)       (2,114)
  Proceeds from Borrowings under Revolving Credit Facility                 20,000         45,000             -
  Payments for Borrowings under Revolving Credit Facility                 (20,000)       (45,000)            -
  Payment of Debt Issue Costs                                              (8,890)          (788)       (5,410)
  Dividends Paid to UniSource Energy                                      (31,500)       (80,000)      (35,000)
  Other Proceeds from Financing Activities                                 18,435          1,916         6,458
  Other Payments for Financing Activities                                  (1,333)       (17,544)         (941)
--------------------------------------------------------------------------------------------------------------
    NET CASH FLOWS - FINANCING ACTIVITIES                                (101,444)      (141,059)      (56,551)
--------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       47,945          9,484      (103,902)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               65,262         55,778       159,680
--------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 $  113,207     $   65,262     $  55,778
==============================================================================================================


See Note 20 for supplemental cash flow information.

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                                   2004            2003
-----------------------------------------------------------------------------------------------------------
ASSETS                                                                           - Thousands of Dollars -
UTILITY PLANT
  Plant in Service                                                           $  2,771,665      $  2,681,133
  Utility Plant under Capital Leases                                              723,195           747,533
  Construction Work in Progress                                                    94,336            82,210
-----------------------------------------------------------------------------------------------------------
    TOTAL UTILITY PLANT                                                         3,589,196         3,510,876
  Less Accumulated Depreciation and Amortization                               (1,328,228)       (1,257,585)
  Less Accumulated Amortization of Capital Lease Assets                          (444,186)         (421,135)
-----------------------------------------------------------------------------------------------------------
    TOTAL UTILITY PLANT - NET                                                   1,816,782         1,832,156
-----------------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER PROPERTY
  Investments in Lease Debt                                                       170,893           178,789
  Other                                                                            23,393            41,285
-----------------------------------------------------------------------------------------------------------
    TOTAL INVESTMENTS AND OTHER PROPERTY                                          194,286           220,074
-----------------------------------------------------------------------------------------------------------

NOTE RECEIVABLE FROM UNISOURCE ENERGY                                              79,462            70,132
-----------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and Cash Equivalents                                                       113,207            65,262
  Trade Accounts Receivable                                                        72,042            70,415
  Unbilled Accounts Receivable                                                     33,179            31,104
  Allowance for Doubtful Accounts                                                 (14,166)          (11,034)
  Intercompany Accounts Receivable                                                 10,111            10,938
  Materials and Fuel Inventory                                                     51,207            50,107
  Current Regulatory Assets                                                         9,653             8,969
  Deferred Income Taxes - Current                                                  24,157            18,847
  Interest Receivable - Current                                                    10,475            11,561
  Other                                                                            18,330             8,861
-----------------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                                          328,195           265,030
-----------------------------------------------------------------------------------------------------------

REGULATORY AND OTHER ASSETS
  Transition Recovery Asset                                                       224,029           274,182
  Income Taxes Recoverable Through Future Revenues                                 44,624            49,849
  Other Regulatory Assets                                                          13,684            11,973
  Other Assets                                                                     41,106            43,651
-----------------------------------------------------------------------------------------------------------
    TOTAL REGULATORY AND OTHER ASSETS                                             323,443           379,655
-----------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                 $  2,742,168      $  2,767,047
===========================================================================================================

CAPITALIZATION AND OTHER LIABILITIES
CAPITALIZATION
  Common Stock Equity                                                           $ 414,510         $ 406,054
  Capital Lease Obligations                                                       701,405           762,323
  Long-Term Debt                                                                1,097,595         1,126,320
------------------------------------------------------------------------------------------------------------
    TOTAL CAPITALIZATION                                                        2,213,510         2,294,697
------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current Obligations under Capital Leases                                         53,611            50,126
  Current Maturities of Long-Term Debt                                              1,725             1,725
  Accounts Payable                                                                 46,377            37,998
  Intercompany Accounts Payable                                                    20,026             8,413
  Interest Accrued                                                                 56,514            58,620
  Taxes Accrued                                                                    44,938            38,024
  Accrued Employee Expenses                                                        17,594            14,716
  Other                                                                             9,592             8,480
------------------------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                                     250,377           218,102
------------------------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred Income Taxes - Noncurrent                                              129,842           128,336
  Regulatory Liability - Net Cost of Removal for Interim Retirements               67,485            60,417
  Other                                                                            80,954            65,495
------------------------------------------------------------------------------------------------------------
    TOTAL DEFERRED CREDITS AND OTHER LIABILITIES                                  278,281           254,248
------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 8)
------------------------------------------------------------------------------------------------------------

TOTAL CAPITALIZATION AND OTHER LIABILITIES                                   $  2,742,168      $  2,767,047
============================================================================================================


See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                                                              December 31,
                                                                                                       2004               2003
---------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK EQUITY                                                                                    - Thousands of Dollars -
  Common Stock--No Par Value                                                                         $   658,254      $   655,534
                                                                    2004                2003
                                                               --------------------------------
    Shares Authorized                                            75,000,000         75,000,000
    Shares Outstanding*                                          32,139,555         32,139,555
  Capital Stock Expense                                                                                   (6,357)          (6,357)
  Accumulated Deficit                                                                                   (226,652)        (241,279)
  Accumulated Other Comprehensive Loss                                                                   (10,735)          (1,844)
----------------------------------------------------------------------------------------------------------------------------------
           TOTAL COMMON STOCK EQUITY                                                                     414,510          406,054
----------------------------------------------------------------------------------------------------------------------------------

PREFERRED STOCK
  No Par Value, 1,000,000 Shares Authorized, None Outstanding                                                  -                -
----------------------------------------------------------------------------------------------------------------------------------

CAPITAL LEASE OBLIGATIONS
  Springerville Unit 1                                                                                   459,815          484,219
  Springerville Coal Handling Facilities                                                                 126,538          129,415
  Springerville Common Facilities                                                                        105,529          125,717
  Sundt Unit 4                                                                                            62,607           72,196
  Other Leases                                                                                               527              902
----------------------------------------------------------------------------------------------------------------------------------
        Total Capital Lease Obligations                                                                  755,016          812,449
        Less Current Maturities                                                                          (53,611)         (50,126)
----------------------------------------------------------------------------------------------------------------------------------
          TOTAL LONG-TERM CAPITAL LEASE OBLIGATIONS                                                      701,405          762,323
----------------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT
                ISSUE                                        MATURITY           INTEREST RATE
----------------------------------------------------------------------------------------------------------------------------------
  First Mortgage Bonds
    Corporate                                                  2009                8.50%                       -           27,000
    Industrial Development Revenue Bonds (IDBs)             2006 - 2008       6.10% to 7.50%              53,150           54,875
    First Collateral Trust Bonds                               2008                7.50%                 138,300          138,300
  Second Mortgage IDBs**                                    2018 - 2022         Variable***              328,600          328,600
  Unsecured IDBs                                            2020 - 2033        5.85% to 7.13%            579,270          579,270
----------------------------------------------------------------------------------------------------------------------------------
        Total Stated Principal Amount                                                                  1,099,320        1,128,045
        Less Current Maturities                                                                           (1,725)          (1,725)
----------------------------------------------------------------------------------------------------------------------------------
          TOTAL LONG-TERM DEBT                                                                         1,097,595        1,126,320
----------------------------------------------------------------------------------------------------------------------------------

TOTAL CAPITALIZATION                                                                                 $ 2,213,510      $ 2,294,697
==================================================================================================================================


* UniSource Energy is the holder of all but 121 shares of TEP's outstanding common stock.

** The Second Mortgage IDBs are backed by $341 million of LOCs under TEP's Credit Agreement. TEP's obligations under the Credit Agreement are collateralized with Second Mortgage Bonds. At December 31, 2004, the annual LOC fees (including fronting fees) were 2.60%. At December 31, 2003, the annual LOC fees (including fronting fees) ranged from 4.25% to 5.75%. See Note 10.

*** Weighted average interest rates on variable rate tax-exempt debt (IDBs) ranged from 0.78% to 2.01% during 2004 and 2003, and the average interest rate on such debt was 1.25% in 2004 and 1.07% in 2003.




See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                  ACCUMULATED
                                                                   CAPITAL      ACCUMULATED          OTHER               TOTAL
                                                     COMMON         STOCK        EARNINGS         COMPREHENSIVE       STOCKHOLDERS'
                                                     STOCK         EXPENSE       (DEFICIT)        INCOME (LOSS)          EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              - Thousands of Dollars -
BALANCES AT DECEMBER 31, 2001                     $  654,021      $ (6,357)      $ (310,582)       $       -           $   337,082

Comprehensive Income:
    2002 Net Income                                        -             -           55,390                -                55,390

    Minimum Pension Liability
      (net of $2,639 income tax benefit)                   -             -                -           (4,024)               (4,024)
                                                                                                                       -----------
Total Comprehensive Income                                                                                                  51,366
                                                                                                                       -----------

    Dividends Paid                                         -             -          (35,000)               -               (35,000)
    Capital Contribution from UniSource Energy           346             -                -                -                   346
    Other                                                 38             -                -                -                    38
----------------------------------------------------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 2002                        654,405        (6,357)        (290,192)          (4,024)              353,832

Comprehensive Income:
    2003 Net Income                                        -             -          128,913                -               128,913

    Minimum Pension Liability Adjustment
      (net of $1,430 income tax expense)                   -             -                -            2,180                 2,180

                                                                                                                       -----------
Total Comprehensive Income                                                                                                131,093
                                                                                                                       -----------

    Dividends Paid                                         -             -          (80,000)               -               (80,000)
    Capital Contribution from UniSource Energy         1,129             -                -                -                 1,129
----------------------------------------------------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 2003                        655,534        (6,357)        (241,279)          (1,844)              406,054

Comprehensive Income:
    2004 Net Income                                        -             -           46,127                -                46,127

    Minimum Pension Liability Adjustment
      (net of $6,858 income tax benefit)                   -             -                -          (10,460)              (10,460)

    Unrealized Gain on Cash Flow Hedges
      (net of $960 income tax expense)                     -             -                -            1,465                 1,465

    Reclassification of Realized Loss on
      Cash Flow Hedges to Net Income
      (net of $68 income tax benefit)                      -             -                -              104                   104
                                                                                                                       -----------
Total Comprehensive Income                                                                                                  37,236
                                                                                                                       -----------

    Dividends Paid                                         -             -          (31,500)               -               (31,500)
    Capital Contribution from UniSource Energy         2,720             -                -                -                 2,720
----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2004                     $  658,254      $ (6,357)      $ (226,652)       $ (10,735)          $   414,510
===================================================================================================================================


We describe limitations on TEP's ability to pay dividends in Note 12.

See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------------

   NATURE OF OPERATIONS

      UniSource Energy Corporation (UniSource Energy) is an exempt holding company under the Public Utility Holding Company Act of 1935. UniSource Energy has no significant operations of its own, but owns substantially all of the common stock of Tucson Electric Power Company (TEP) and all of the common stock of UniSource Energy Services, Inc. (UES), Millennium Energy Holdings, Inc. (Millennium) and UniSource Energy Development Company (UED).

      TEP, a regulated public utility incorporated in Arizona since 1963, is UniSource Energy's largest operating subsidiary and represented approximately 84% of UniSource Energy's assets as of December 31, 2004. TEP generates, transmits and distributes electricity. TEP serves approximately 375,000 retail electric customers in a 1,155 square mile area in Southern Arizona. TEP also sells electricity to other utilities and power marketing entities primarily located in the western U.S.

      On August 11, 2003, UniSource Energy completed the purchase of the Arizona gas and electric system assets from Citizens Communications Company (Citizens) and established UES to hold such assets. UES' businesses are described in Note 3.

      Millennium's unregulated businesses and UED's services are described in
Note 6.

      References to "we" and "our" are to UniSource Energy and its subsidiaries, collectively.

   BASIS OF PRESENTATION

      We use the following accounting methods to report investments in subsidiaries or other companies:

      o CONSOLIDATION: The consolidation method is used where a majority of the voting stock of a subsidiary is held and control over the subsidiary is exercised. The accounts of the subsidiary are combined with the accounts of the parent and intercompany balances and transactions are eliminated.

      o THE EQUITY METHOD: The equity method is used to report corporate joint ventures, partnerships, and affiliated company investments when the ability to exercise significant influence over the operating and financial policies of an investee company is demonstrated. The equity method is typically used when 20% to 50% of the voting interest is held. Under the equity method:

          + The investment appears on a single line item on the balance sheet; and
          + The net income (loss) from the entity is reflected in Other Income on the income statements. For investments where UniSource Energy, TEP, UES or Millennium is committed to providing all of the financing, they recognize 100% of the losses.

      o THE COST METHOD: The cost method is used when not enough shares are owned to exercise significant influence over an investee company. Typically the cost method is used for investments of less than 20% of the voting interest in an investee company. Under the cost method:

          + The investment appears on a single line item on the balance sheet; and
          + Income from investee dividend distributions is reflected as Other Income on the income statements; and
          + Loss is included in Other Income on the income statements when impairment of the value of the investment is other than temporary.

   USE OF ACCOUNTING ESTIMATES

      Management makes estimates and assumptions when preparing financial statements under accounting principles generally accepted in the United States of America (GAAP). These estimates and assumptions affect:

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

      o A portion of the reported amounts of assets and liabilities at the dates of the financial statements;
      o Our disclosures regarding contingent assets and liabilities at the dates of the financial statements; and
      o A portion of the reported revenues and expenses during the financial statement reporting periods.

      Because these estimates involve judgments, the actual amounts may differ from the estimates.

   ACCOUNTING FOR RATE REGULATION

      The Arizona Corporation Commission (ACC) and the Federal Energy Regulatory Commission (FERC) regulate portions of TEP's, UNS Gas' and UNS Electric's utility accounting practices and rates. The ACC has authority over certain rates charged to retail customers, the issuance of securities, and transactions with affiliated parties. The FERC regulates TEP's and UNS Electric's rates for wholesale power sales and transmission services.

      TEP, UNS Gas and UNS Electric generally use the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP, UNS Gas and UNS Electric's retail rates, the ACC may not allow TEP, UNS Gas or UNS Electric to currently charge their customers to recover certain expenses, but instead may require that these expenses be charged to customers in the future. In this situation, FAS 71 requires that TEP, UNS Gas and UNS Electric defer these items and show them as regulatory assets on the balance sheet until TEP, UNS Gas and UNS Electric are allowed to charge their customers. TEP, UNS Gas and UNS Electric then amortize these items as expense to the income statement as these charges are recovered from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement as rates to customers are reduced.

      The conditions a regulated company must satisfy to apply the accounting policies and practices of FAS 71 include:

      o   an independent regulator sets rates;
      o the regulator sets the rates to recover specific costs of delivering service; and
      o the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

   CASH AND CASH EQUIVALENTS

      UniSource Energy and TEP define Cash and Cash Equivalents as cash (unrestricted demand deposits) and all highly liquid investments purchased with an original maturity of three months or less.

   UTILITY PLANT

      TEP reports its utility plant on its balance sheets at cost. UES reports the utility plant of its two operating companies, UNS Gas and UNS Electric, at cost. Utility plant includes:

      o   Material and labor costs,
      o   Contractor costs,
      o   Construction overhead costs (where applicable), and
      o An Allowance for Funds Used During Construction (AFUDC) or capitalized interest during construction.

      AFUDC reflects the cost of financing construction for transmission and distribution projects with borrowed and equity funds.

      TEP imputed the cost of capital on transmission and distribution construction expenditures at an average of 8.67% in 2004, 8.43% in 2003, and 8.40% in 2002, to reflect the cost of using borrowed and equity funds to finance construction. The component of AFUDC attributable to borrowed funds is included as a reduction of Other Interest Expense on the income statement and totaled $1 million in 2004, 2003, and 2002. The equity component is included in Other Income and totaled $1 million in 2004, 2003, and 2002.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


      The interest capitalized during construction of TEP's generation-related construction projects is included as a reduction of Other Interest Expense on the income statement and totaled $1 million in 2004, 2003, and $0.5 million in 2002. The average capitalized interest rate during construction applied to generation-related construction expenditures was 4.33% in 2004, 4.14% in 2003, and 4.26% in 2002.

      For 2004 and the period August 11, 2003 through December 31, 2003, UES imputed the cost of capital on construction expenditures at an average of 8.73% for UNS Electric and 7.85% for UNS Gas. The component of AFUDC attributable to borrowed funds is included as a reduction of Other Interest Expense on the income statement and totaled $0.5 million in 2004 and $0.2 million in 2003. The equity component is included in Other Income and totaled $0.5 million in 2004 and $0.2 million in 2003.

      DEPRECIATION

      TEP and UES compute depreciation for owned utility plant on a straight-line basis at rates based on the economic lives of the assets. See Note
9. The depreciation rates are approved by the ACC for all plant except TEP's deregulated generation assets. The depreciable lives for TEP's generation plant are based on remaining useful lives. Changes made to the depreciable lives of TEP's generation plant are discussed in Note 9. The depreciation rates for generation plant reflect interim retirements. Interim retirements of generation plant, together with removal costs less salvage, are charged to accumulated depreciation. The costs of planned major maintenance activities are recorded as the costs are actually incurred and are not accrued in advance of the planned maintenance. Planned major maintenance activities include the scheduled overhauls at TEP's generation plants. Minor replacements and repairs are expensed as incurred.

      The depreciable lives for transmission, distribution, general and intangible plant are based on average lives. The rates reflect estimated removal costs, net of estimated salvage value for interim retirements. Retirements of transmission plant, distribution plant, general plant and intangible plant, together with the cost of removal less salvage, are charged to accumulated depreciation. Amounts collected through revenues for the net cost of removal of interim retirements for transmission, distribution, general and intangible plant which are not yet expended, are reflected as a regulatory liability.

      The average annual depreciation rates for TEP's utility plant were 3.80% in 2004, 3.78% in 2003, and 4.01% in 2002. The average annual depreciation rates for UES' utility plant in 2004 were 4.38% for UNS Electric and 2.81% for UNS Gas. The average annualized depreciation rates for UES' utility plant for the period of August 11, 2003 through December 31, 2003 were 4.25% for UNS Electric and 2.67% for UNS Gas.

      COMPUTER SOFTWARE COSTS

      TEP and UES capitalize all costs incurred to purchase computer software and amortize those costs over the estimated economic life of the product. Capitalized computer software costs would be immediately charged to expense if the software is determined to be no longer useful. TEP's amortization of capitalized computer software costs was $8 million in 2004 and $6 million in 2003 and 2002.

      TEP UTILITY PLANT UNDER CAPITAL LEASES

      TEP financed the following generation assets with capital leases:

      o   Springerville Common Facilities,
      o   Springerville Unit 1,
      o   Springerville Coal Handling Facilities, and
      o   Sundt Unit 4.

      The following table shows the amount of lease expense incurred for TEP's generation-related capital leases. We describe the lease terms in TEP Capital Lease Obligations in Note 10.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


                                                                    Years Ended December 31,
                                                                 2004         2003         2002
--------------------------------------------------------------------------------------------------
                                                                    -Millions of Dollars-
Lease Expense:
   Interest Expense on Capital Leases                           $   86        $    84     $     88
   Amortization - Included in:
      Operating Expenses - Fuel                                      4              4            4
      Operating Expenses - Depreciation and Amortization            18             25           25
--------------------------------------------------------------------------------------------------
      Total Lease Expense                                       $  108        $   113     $    117
==================================================================================================



   GLOBAL SOLAR PROPERTIES AND EQUIPMENT

      Global Solar's properties and equipment are included, net of accumulated depreciation, in UniSource Energy's balance sheets in the Investments and Other Property - Other line item. Properties and equipment are stated at original cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Maintenance, repairs and minor renewals are charged to expense as incurred, while major renewals and betterments are capitalized.

   EVALUATION OF ASSETS FOR IMPAIRMENT

      TEP, UNS Gas and UNS Electric evaluate their Utility Plant and other long-lived assets for impairment whenever events or circumstances occur that may indicate the carrying value of the assets may be impaired. If the fair value of the asset determined based on the undiscounted expected future cash flows from the long-lived asset is less than the carrying value of the asset, an impairment would be recorded.

   DEBT

      We defer costs related to the issuance of debt. These costs include underwriters' commissions, discounts or premiums, and other costs such as legal, accounting and regulatory fees and printing costs. We amortize these costs over the life of the debt using the straight-line method, which approximates the effective interest method.

      TEP recognizes gains and losses on reacquired debt associated with the generation portion of its operations as incurred. TEP defers and amortizes the gains and losses on reacquired debt associated with its regulated operations to interest income or interest expense over the remaining life of the original debt.

   UTILITY OPERATING REVENUES

       TEP and UES record utility operating revenues when services are provided or commodities are delivered to customers. Operating revenues include unbilled revenues which are earned (service has been provided) but not billed by the end of an accounting period.

      Unbilled sales are estimated for the month by reviewing the meter reading schedules and determining the number of billed and unbilled kWhs or therms, as applicable, for each cycle. Current month estimated unbilled kWhs or therms are allocated by customer class. New unbilled revenue estimates are recorded and unbilled revenue estimates from the prior month are reversed.

      An Allowance for Doubtful Accounts is recorded as an expense and reduces accounts receivable for revenue amounts that are estimated to become uncollectible. TEP and UES establish an allowance for doubtful accounts receivable based on historical experience and any specific customer collection issues identified. TEP's Allowance for Doubtful Accounts was $14 million at December 31, 2004 and $11 million at December 31, 2003. See Note 13 for further discussion of TEP's wholesale accounts receivable and allowances. UES' Allowance for Doubtful Accounts was $2 million at December 31, 2004 and $0.4 million at December 31, 2003.

   REVENUE FROM LONG-TERM RESEARCH AND DEVELOPMENT CONTRACTS

      UniSource Energy's income statement includes Global Solar's long-term contract revenue in Other Operating Revenues. Global Solar recognized long-term contract revenue of less than $1 million in 2004 and just over $1 million in 2003 and 2002. Global Solar and IPS recognized total research and development expense of $5 million in 2004, $7 million in 2003 and $8 million in 2002. These expenses include both costs associated with revenue producing contracts and internal development costs. Global Solar derives much of its revenue from funding received under research and development contracts with various U.S. governmental agencies. Revenues on these contracts are recognized as follows:

      o COST REIMBURSEMENT CONTRACTS - Revenue is recognized as costs are incurred;
      o COST PLUS FIXED FEE CONTRACTS - Revenues are recognized using the percentage of completion method of accounting by relating contract costs incurred to date to total contract costs; and

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


      o FIXED FEE CONTRACTS - Revenues are recognized when applicable milestones are met.

      Contract costs include direct material, direct labor and overhead costs.

   FUEL AND PURCHASED ENERGY COSTS

      TEP

      Fuel inventory, primarily coal, is recorded at weighted average cost. TEP uses full absorption costing. Under full absorption costing, all handling and procurement costs are included in the cost of the inventory. Examples of these costs are direct material, direct labor and overhead costs. TEP has long-term contracts for the purchase and transportation of coal with expiration dates from 2006 through 2020. The contracts require TEP to pay a take-or-pay fee if certain minimum quantities of coal are not purchased or transported. TEP expenses such fees as they are incurred. TEP recorded minimal take-or-pay fees in 2004 and less than $1 million of take-or-pay fees in 2003 and 2002. See Purchase and Transportation Commitments in Note 8, below. Fuel costs include coal mine reclamation expenses as they are charged to TEP on an ongoing basis.

      UES

      UNS Gas defers differences between actual gas purchase costs and the recovery of such costs in revenues under a Purchased Gas Adjustor (PGA) mechanism. The PGA mechanism is intended to address the volatility of natural gas prices and allows UNS Gas to recover its costs through a price adjustor. The PGA charge may be changed monthly based on an ACC approved mechanism that compares the twelve-month rolling average gas cost to the base cost of gas, subject to limitations on how much the price per therm may change in a twelve month period. The difference between the actual cost of UNS Gas' gas supplies and transportation contracts and that currently allowed by the ACC is deferred and recovered or repaid through the PGA mechanism. When under or over recovery trigger points are met, UNS Gas may request a PGA surcharge or surcredit with the goal of collecting or returning the amount deferred from or to customers over a twelve month period. UNS Gas had an asset for under recovered purchased gas costs of $2 million at December 31, 2004 and $3 million at December 31, 2003 that is included in Current Regulatory Assets on UniSource Energy's consolidated balance sheet.

      UNS Electric defers differences between purchased energy costs and the recovery of such costs in revenues. Future billings are adjusted for such deferrals through use of a Purchased Power and Fuel Adjustment Clause (PPFAC) approved by the ACC. The PPFAC allows for a revenue surcharge or surcredit (that adjusts the customer's base rate for delivered purchased power) to collect or return under or over recovery of costs. UNS Electric had a liability for over recovered purchased power costs of $3 million at December 31, 2004 and less than $1 million at December 31, 2003 that is included in Deferred Credits and Other Liabilities - Other on UniSource Energy's consolidated balance sheet. See Note 3.

   INCOME TAXES

      We are required by GAAP to report some of our assets and liabilities differently for our financial statements than we do for income tax purposes. The tax effects of differences in these items are reported as deferred income tax assets or liabilities in our balance sheets. We measure these tax assets and liabilities using income tax rates that are currently in effect. Federal Investment Tax Credits (ITC) as well as applicable state income tax credits are accounted for as a reduction of income tax expense in the year in which the credit arises.

      We allocate income taxes to the subsidiaries based on their taxable income and deductions as reported in the consolidated and/or combined tax return filings.

   EMISSIONS ALLOWANCES

      Emissions Allowances are issued to qualifying utilities by the Environmental Protection Agency (EPA) based on past operational history. Each allowance permits emission of one ton of sulfur dioxide (SO2) in its vintage year or a subsequent year. TEP receives an allotment of these allowances annually, but UNS Electric doesn't receive any since it has no coal-fired generation. When issued from the EPA, these allowances have no book value for accounting purposes but may be sold if TEP does not need them for operations.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


TEP also may purchase additional allowances if needed. See Note 8. In December 2004, TEP sold 4,000 allowances that were in excess of those required for compliance to a third party at their fair market value of $3 million. In 2002, TEP also sold 4,000 excess allowances to Millennium Environmental Group, Inc.
(MEG) at their fair market value of less than $1 million. MEG subsequently sold these allowances to a third party. The gains from these sales of excess allowances are reflected as a reduction of Other Operations and Maintenance expense on TEP's income statement. TEP did not sell any excess allowances in 2003.

   DERIVATIVE FINANCIAL INSTRUMENTS

      TEP enters into forward contracts to purchase or sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one month, three months, or one year, within established limits to take advantage of favorable market opportunities. The majority of TEP's forward contracts are considered to be normal purchases and sales and, therefore, are not required to be marked to market. However, some of these forward contracts are considered to be derivatives, which TEP marks to market by recording unrealized gains and losses and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month.

      TEP also periodically enters into commodity price swap agreements in an effort to minimize commodity price risk on its spot market purchases of natural gas. Under these agreements, TEP purchases gas at fixed prices and simultaneously sells gas at spot market prices. The swap agreements are accounted for as cash flow hedges by recording the unrealized gains and losses in Other Comprehensive Income on the balance sheet and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month. As the gains and losses on these cash flow hedges are realized, a reclassification adjustment is recorded in Other Comprehensive Income for realized gains and losses that are included in Net Income. See Note 7.

      UNS Gas and UNS Electric do not currently have any contracts that are required to be marked to market.

      MEG enters into swap agreements, options and forward contracts relating to Emissions Allowances and coal. MEG marks its trading contracts to market by recording unrealized gains and losses and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month.

   STOCK-BASED COMPENSATION

      At December 31, 2004, UniSource Energy had outstanding awards issued under two stock-based compensation plans, the 1994 Outside Director Stock Option Plan (Directors' Plan) and the 1994 Omnibus Stock and Incentive Plan (Omnibus Plan). See Note 17. Through December 31, 2004, we accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), as allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). However, management early adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment effective January 1, 2005. See New Accounting Standards, below.

      Our stock options are granted with an exercise price equal to the market value of the stock at the date of the grant. Accordingly, no compensation expense is recorded for these awards. However, compensation expense is recognized for restricted stock, stock unit, and performance share awards over the performance/vesting period.

      The following table illustrates the effect on UniSource Energy's net income and earnings per share and TEP's net income had we applied the fair value recognition provisions of FAS 123 and recognized compensation expense for all stock-based employee compensation awards:

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

UNISOURCE ENERGY:
----------------

                                                                                  Years Ended December 31,
                                                                           2004             2003              2002
----------------------------------------------------------------------------------------------------------------------
                                                                                   -Thousands of Dollars-
                                                                                   (except per share data)
Net Income - As Reported                                              $   45,919       $   113,941          $   34,928
Add: Stock-based employee compensation expense included in
   reported net income, net of related tax effects                         1,535               850                 486
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects                                             (2,314)           (1,840)             (1,757)
----------------------------------------------------------------------------------------------------------------------
Pro Forma Net Income                                                  $   45,140       $   112,951          $   33,657
======================================================================================================================

Earnings per Share:
Basic - As Reported                                                   $     1.34       $      3.37          $     1.04
Basic - Pro Forma                                                     $     1.31       $      3.34          $     1.00

Diluted - As Reported                                                 $     1.31       $      3.32          $     1.02
Diluted - Pro Forma                                                   $     1.29       $      3.29          $     0.98
----------------------------------------------------------------------------------------------------------------------


TEP:
---

                                                                                  Years Ended December 31,
                                                                           2004             2003              2002
----------------------------------------------------------------------------------------------------------------------
                                                                                   -Thousands of Dollars-
Net Income - As Reported                                              $   46,127       $   128,913          $   55,390
Add: Stock-based employee compensation expense included in
   reported net income, net of related tax effects
                                                                           1,355               787                 467
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects                                             (2,116)           (1,761)             (1,725)
----------------------------------------------------------------------------------------------------------------------
Pro Forma Net Income                                                  $   45,366       $   127,939          $   54,132
======================================================================================================================


      The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during 2004. For the options granted during 2003 and 2002, the following weighted average assumptions were used:

                                                                   2003             2002
------------------------------------------------------------------------------------------
Expected life (years)                                                  5               5
Interest rate                                                       2.78%           1.45%
Volatility                                                         23.38%          23.74%
Dividend yield                                                      3.44%           2.83%
Weighted-average grant-date fair value of options granted
  during the period                                               $ 2.92          $ 2.90
------------------------------------------------------------------------------------------


   NEW ACCOUNTING STANDARDS

      The FASB recently issued the following Statements of Financial Accounting Standards (FAS) and FASB Interpretations (FIN):

      o FAS 123(R), Share Based Payment, issued December 2004, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values. For public companies, FAS 123(R) is effective for financial periods beginning after June 15, 2005. However, management adopted FAS 123(R) effective January 1, 2005. The adoption of FAS 123(R) did not have a significant impact on our financial statements because stock options issued under UniSource Energy's Omnibus Plan vested upon the shareholder vote to approve the proposed acquisition of UniSource Energy. In addition, the Omnibus Plan expired in February 2004, and no new stock options can be issued. See Note 2 and Note 17.
      o FAS 153, Exchanges of Nonmonetary Assets, issued December 2004, requires nonmonetary exchanges be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. A nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


          effective for nonmonetary asset exchange transactions occurring in fiscal periods beginning after June 15, 2005. The adoption of FAS 153 is not expected to have a significant impact on our financial statements.
     o FASB Staff Position (FSP) FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, issued in December 2004, provides guidance on the application of FAS 109 to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction, beginning in 2005, on qualified production activities, including a company's electric generation activities. Under FSP FAS 109-1, recognition of the tax deduction on qualified production activities is ordinarily reported in the year it is earned. We are evaluating the impact on our financial position and results of operations from the adoption of FSP FAS 109-1.
      o FAS 151, Inventory Costs, issued November 2004, is an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4,
          Inventory Pricing. FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. FAS 151 also requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS 151 is not expected to have a significant impact on our financial statements.
      o FIN 46, Consolidation of Variable Interest Entities, was issued in January 2003, and was subsequently revised in December 2003
          (FIN 46R). The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities) and to determine when and which business enterprises should consolidate the variable interest entity
          (primary beneficiary). FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosures. For public companies, the revised FIN 46R is effective for financial periods ending after March 15, 2004. The adoption of FIN 46R did not have a significant impact on our financial statements.

          See our discussion of FSP 106-2 in Note 16.

          In July 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock (EITF 02-14). EITF 02-14 concludes that an investor that has the ability to exercise significant influence over the operating and financial policies of an investee should apply the equity method of accounting only when it has an investment in common stock or an investment that is in-substance common stock. EITF 02-14 is effective for reporting periods beginning after September 15, 2004. The adoption of EITF 02-14 did not have a significant impact on our financial statements.

          In June 2004, the EITF published Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides application guidance on impairment of securities accounted for under FAS 115, Accounting for Certain Investments in Debt and Equity Securities, and cost method investments and requires certain quantitative and qualitative disclosures for securities that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The disclosure requirements are effective for reporting periods ending after December 31, 2003. The FASB issued FSP EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments in September 2004 delaying the effective date of the application guidance on impairment of securities. The adoption of EITF 03-1 is not expected to have a significant impact on our financial statements.

         In August 2003, the EITF published Issue No. 03-11, Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not "Held for Trading Purposes" as Defined in EITF Issue No. 02-3 (EITF 03-11). EITF 03-11 discusses whether realized gains and losses should be shown gross or net in the income statement for contracts that are not held for trading purposes, as defined in EITF 02-3, but are derivatives subject to FAS 133, Accounting for Derivative Instruments and Hedging Activities. Determining whether realized gains and losses on derivative contracts not held for trading purposes should be reported in the income statement on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances with respect to the various activities of the entity. Retroactive application of EITF 03-11 is not required. Beginning January 1, 2004, the realized gains and losses on derivative instruments that are not held for trading purposes but are eventually net settled are shown net in the income statement. The impact of adopting EITF 03-11 was immaterial as of December 31, 2004. See Note 7.

   RECLASSIFICATIONS

      UniSource Energy and TEP have made reclassifications to the prior year financial statements and footnotes for comparative purposes. See Note 5 and Note
7. These reclassifications had no effect on Net Income.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

NOTE 2.  TERMINATION OF PROPOSED ACQUISITION OF UNISOURCE ENERGY
----------------------------------------------------------------

         On November 21, 2003, UniSource Energy and Saguaro Acquisition Corp., a Delaware corporation, entered into an acquisition agreement, providing for the acquisition of all of the common stock of UniSource Energy for $25.25 per share by an affiliate of Saguaro Utility Group L.P., an Arizona limited partnership (Saguaro Utility), whose general partner is Sage Mountain, L.L.C. and whose limited partners include investment funds affiliated with Kohlberg Kravis Roberts & Co., L.P., J.P. Morgan Partners, LLC and Wachovia Capital Partners.

         On December 21, 2004, the ACC voted, at the end of a special meeting, not to approve the application seeking its approval of the proposed acquisition. On December 30, 2004, Saguaro Utility exercised its right to terminate the acquisition agreement, and UniSource Energy paid Saguaro Utility $7 million to cover Saguaro Utility's expenses, pursuant to the terms of the acquisition agreement. This termination fee, which was expensed as incurred, is included in Other Operations and Maintenance expense in UniSource Energy and TEP's Statements of Income and in Other Cash Payments in UniSource Energy and TEP's Statements of Cash Flows. UniSource Energy allocated $5 million of this termination fee to TEP with the balance allocated to UNS Gas, UNS Electric, and Millennium.

         UniSource Energy entered into agreements with New Harbor Incorporated (New Harbor) and Morgan Stanley & Co. Incorporated (Morgan Stanley) in connection with the acquisition of UniSource Energy by Saguaro Utility. UniSource Energy expensed $3 million in fees upon announcement of the transaction in November 2003, which are included in Other Operations and Maintenance Expense in UniSource Energy's Statements of Income.

      LITIGATION CONCERNING THE PROPOSED ACQUISITION AGREEMENT

         On August 26, 2004, the Pennsylvania Avenue Event Driven Fund filed a class action complaint in the Superior Court of the State of Arizona on behalf of the holders of UniSource Energy Common Stock against UniSource Energy and its directors (Pennsylvania Ave. Event Driven Fund v. UniSource Energy Corp., et al. (D. Ariz.)) relating to the proposed acquisition of UniSource Energy by an affiliate of Saguaro Utility. The plaintiff alleged, among other things, that members of UniSource Energy's board of directors breached their fiduciary duties to UniSource Energy's shareholders in connection with the proposed acquisition by tailoring the acquisition to meet the specific needs of Saguaro Utility and basing the acquisition on financial results of UniSource Energy that were subsequently restated to recognize additional net income. The court dismissed the action in February 2005.

         On March 17, 2004, plaintiffs withdrew two shareholder derivative lawsuits, McBride v. Pignatelli, et al. and Zetooney v. Pignatelli, et al., filed in the Superior Court of the State of Arizona on November 24, 2003, the same day that UniSource Energy announced details of its proposed acquisition by Saguaro Utility Group, L.P. UniSource Energy paid no consideration in connection with the withdrawal of the lawsuits. In these two lawsuits, which were virtually identical, the plaintiffs alleged that UniSource Energy's Board of Directors, in its consideration and approval of the acquisition agreement, breached its fiduciary duty to UniSource Energy's shareholders in approving the acquisition agreement.


NOTE 3.  UNISOURCE ENERGY SERVICES
----------------------------------

      On August 11, 2003, UniSource Energy acquired the Arizona gas and electric system assets from Citizens for $223 million, comprised of the base purchase price plus other operating capital adjustments and transaction costs. This acquisition added over 132,000 retail gas customers and 85,000 retail electric customers in Arizona to UniSource Energy's customer base as of December 31, 2004. UniSource Energy formed UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric) to acquire these assets, as well as, UES, to hold the common stock of UNS Gas and UNS Electric. The operating results of UNS Gas, UNS Electric, and UES have been included in UniSource Energy's consolidated financial statements since the acquisition date.

      The purchase price and the final allocation of the assets acquired and the liabilities assumed based on their estimated fair market values as of the acquisition date are as follows:

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

         PURCHASE PRICE:                                 -Thousands of Dollars-
         ----------------------------------------------------------------------
            Cash Paid                                               $   218,558
            Transaction Costs                                             4,838
         ----------------------------------------------------------------------
               TOTAL PURCHASE PRICE                                 $   223,396
         ======================================================================


         ALLOCATION OF PURCHASE PRICE:                   -Thousands of Dollars-
         ----------------------------------------------------------------------
            Property, Plant & Equipment                             $   229,703
            Current Assets                                               31,377
            Regulatory Assets                                               384
            Other Assets                                                    580
            Long-Term Debt                                               (1,119)
            Current Liabilities                                         (31,176)
            Deferred Credits and Other Liabilities                       (6,353)
         ----------------------------------------------------------------------
               TOTAL PURCHASE PRICE                                 $   223,396
         ======================================================================



   RATES AND REGULATION

      Concurrent with the closing of the acquisition, retail rate increases for customers of both UNS Electric and UNS Gas went into effect on August 11, 2003. These rate increases were approved by the ACC on July 3, 2003, when it approved the acquisition and the terms of the April 1, 2003 settlement agreement (UES Settlement Agreement) among UniSource Energy, Citizens, and the ACC Staff.

      UNS GAS

      UNS Gas is regulated by the ACC with respect to retail gas rates, the issuance of securities, and transactions with affiliated parties. UNS Gas' retail gas rates include a monthly customer charge, a base rate charge for delivery services and the cost of gas (expressed in cents per therm), and a PGA mechanism.

      The related ACC order and the UES Settlement Agreement include the following terms related to UNS Gas rates:

      o An increase in retail delivery base rates, effective August 11, 2003, equivalent to a 20.9% overall increase over 2001 test year retail revenues through a base rate increase.
      o Fair value rate base of $142 million and allowed rate of return of 7.49%, based on a cost of capital of 9.05%, derived from a cost of equity of 11.00% and a cost of debt of 7.75% (based on a capital structure of 60% debt and 40% equity).
      o The existing PGA rate may not change more than $0.15 per therm through July 2004. Thereafter, the PGA rate may not change more than $0.10 per therm.

      Under the terms of the ACC order, UNS Gas may not file a general rate increase until August 2006 and any resulting rate increase shall not become effective prior to August 1, 2007.

      The UES Settlement Agreement also limits dividends payable by UNS Gas to UniSource Energy to 75% of earnings until the ratio of common equity to total capitalization reaches 40%. The ratio of common equity to total capitalization for UNS Gas is 37% at December 31, 2004.

      In January 2005, UNS Gas requested the ACC approve a PGA surcharge of $0.06 per therm beginning April 1, 2005 and removed one year later, to recover its excess gas purchase costs. At December 31, 2004, the PGA bank balance was $9 million. The previous PGA surcharge of $0.1155 per therm took effect October 1, 2003 and ended November 1, 2004.

      UNS ELECTRIC

      UNS Electric is regulated by the ACC with respect to retail electric rates, the issuance of securities, and transactions with affiliated parties, and by the FERC with respect to wholesale power contracts and interstate transmission service.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


      The ACC order and UES Settlement Agreement include the following terms related to UNS Electric rates:

      o A 22% overall increase in retail rates effective August 11, 2003 from the rates previously in effect for Citizens. This reflects the implementation of a PPFAC of $0.01825 per kWh, which combined with the current base purchased power rate of $0.05194 per kWh, results in a new PPFAC rate of $0.07019. This allows UNS Electric to fully recover the cost of purchased power under its current contract with its sole energy supplier, Pinnacle West Capital Corporation (PWCC).
      o UNS Electric must attempt to renegotiate the PWCC purchase power contract, and any savings that result from a renegotiated contract must be allocated in a ratio of 90% to ratepayers and 10% to shareholders.

      Under the terms of the ACC order, UNS Electric may not file a general rate increase until August 2006 and any resulting rate increase shall not become effective prior to August 1, 2007.

      The UES Settlement Agreement also limits dividends payable by UNS Electric to UniSource Energy to 75% of earnings until the ratio of common equity to total capitalization reaches 40%. The ratio of common equity to total capitalization for UNS Electric was 40% at December 31, 2004.

      INCOME STATEMENT IMPACT OF APPLYING FAS 71

      If UES had not applied FAS 71, net income would have been $4 million greater in 2004 and $2 million higher in 2003, primarily as a result of the recovery of deferred purchased power and gas costs.

      FUTURE IMPLICATIONS OF DISCONTINUING APPLICATION OF FAS 71

      UES' regulatory liabilities exceed its regulatory assets by $4 million at December 31, 2004. At December 31, 2003, UES' regulatory assets, net of regulatory liabilities, totaled $1 million. UNS Gas and UNS Electric's regulatory assets and liabilities are included in rate base and consequently are earning a return on investment. If UES stopped applying FAS 71 to its regulated operations, it would write off the related balances of its regulatory assets as an expense and would write off its regulatory liabilities as income on its income statement. Based on the regulatory asset and liability balances, if UES had stopped applying FAS 71 to its regulated operations, it would have recorded an extraordinary after-tax gain of $2 million at December 31, 2004. UES' cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of its regulatory assets.

   UES COMMITMENTS

      UNS Gas has firm transportation agreements with El Paso Natural Gas (EPNG) and Transwestern Pipeline Company (Transwestern) with combined capacity sufficient to meet its load requirements. The EPNG and Transwestern contracts expire in August 2011 and January 2007, respectively. EPNG provides gas transportation service under a converted full requirements contract in which UNS Gas pays a fixed reservation charge. In July 2003, FERC required the conversion of UNS Gas' full requirements status under the EPNG agreement to contract demand starting on September 1, 2003. Upon conversion to contract demand status, UNS Gas now has specific volume limits in each month and specific receipt point rights from the available supply basins (San Juan and Permian). These changes will reduce the amount of less expensive San Juan gas available to UNS Gas. The impact, however, is not expected to be material. The annual cost of the EPNG capacity after conversion to contract demand will not change through 2005 (pending a 2006 EPNG rate case after which the rates are expected to increase). UNS Gas made payments under these contracts of $7 million in 2004 and $2 million from August 11, 2003 through December 31, 2003.

      UNS Electric imports the power it purchases over the Western Area Power Administration's (WAPA) transmission lines. UNS Electric's transmission capacity agreements with WAPA provide for annual rate adjustments and expire in February 2008 and June 2011. The contract that expires in 2008 also contains a capacity adjustment clause. UNS Electric made payments under these contracts of $6 million in 2004 and $2 million from August 11, 2003 through December 31, 2003.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

      At December 31, 2004, UES estimates its future minimum payments under these contracts to be:


                                        MINIMUM
                                       PURCHASE
                                      OBLIGATIONS
                --------------------------------------
                                 -Millions of Dollars-

                2005                        $     14
                2006                              13
                2007                              10
                2008                               5
                2009                               5
                -------------------------------------
                Total 2005 - 2009                 47
                Thereafter                         7
                -------------------------------------
                Total                       $     54
                =====================================


      See Note 10 for a description of UES' long-term debt.

   UES SUBSEQUENT EVENTS

      In January 2005, UNS Gas established a short-term inter-company promissory note to UniSource Energy, by which it may borrow up to $10 million for general corporate purposes. This note bears an interest rate of LIBOR plus 2.50% and expires January 16, 2006. In March 2005, UniSource Energy contributed an additional $6 million in equity to UNS Gas and an additional $4 million in equity to UNS Electric, and UNS Gas repaid the $6 million outstanding on this note from the proceeds of the $6 million equity contribution.


NOTE 4.  TEP REGULATORY MATTERS
-------------------------------

      Upon approval of the TEP Settlement Agreement in November 1999, TEP discontinued regulatory accounting under FAS 71 for its generation operations. TEP continues to report its transmission and distribution operations under FAS 71.

      TEP SETTLEMENT AGREEMENT

      In November 1999, the ACC approved the TEP Settlement Agreement between TEP and certain customer groups relating to recovery of TEP's transition costs and standard retail rates. The TEP Settlement Agreement included:

      o Consumer choice: By January 1, 2001, consumer choice for energy supply was available to all customers.

      o No rate increase: TEP's retail rates may not be increased until December 31, 2008. TEP expects to recover the costs of transmission and distribution under regulated unbundled rates both during and after this period.

      o Recovery of transition costs: TEP's rates include Fixed and Floating Competition Transition Charge (CTC) components designated for the recovery of transition costs, including generation-related regulatory assets and a portion of TEP's generation plant assets. Retail rates will decrease by the Fixed CTC amount after TEP has recovered $450 million or on December 31, 2008, whichever occurs first. The Floating CTC equals retail rates less the price of retail electric service. The price of retail electric service includes TEP's transmission and distribution charge and a market energy component based on a market index for electric energy. Because TEP's total retail rates are effectively frozen, the Floating CTC is expected to allow TEP to recoup the balance of transition recovery assets not otherwise recovered through the Fixed CTC. The Floating CTC will end no later than December 31, 2008.

      o General rate information: TEP was required to file general rate information by June 1, 2004, including an updated cost-of-service study. See Recent Regulatory Action, below.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

      RECENT COURT ACTION

         In January 2005, an Arizona Court of Appeals decision became final in which the Court held invalid certain portions of the ACC rules on retail competition and related market pricing. Based on this decision, we cannot predict what changes, if any, the ACC will make to the Rules and how this decision might ultimately impact our Settlement Agreement.

      2004 GENERAL RATE CASE INFORMATION

         On June 1, 2004, as required by the Settlement Agreement, TEP filed general rate case information with the ACC. TEP's filing does not propose any change in retail rates, and under the terms of the Settlement Agreement, no rate case filed by TEP through 2008 may result in a net rate increase. However, absent the restriction on raising rates, TEP believes that the data in it's filing would justify an increase in retail rates of 16%.

         The general rate case information uses a historical test year ended December 31, 2003 and establishes, based on TEP's standard offer service, that TEP is experiencing a revenue deficiency of $111 million. The rate case information includes, among other things, Springerville Unit 1 costs and other generation costs including fuel costs in excess of those recovered through existing rates. The proposed weighted cost of capital for the test year ended December 31, 2003 is 8.78%, including an 11.5% return on equity (increased from 10.67% currently authorized). The rate case information uses a hypothetical 40% equity capitalization (excluding capital lease obligations) rather than the hypothetical 37.5% equity capitalization used in TEP's last general rate case. TEP's actual equity capitalization (excluding capital lease obligations) at December 31, 2004 was 27%. In the first half of 2005, TEP expects to increase common equity to 40% of capitalization (excluding capital lease obligations). Despite the indicated revenue deficiency, the ACC could conclude that TEP should decrease rates after June 1, 2005; any such determination would be strongly opposed by TEP.

         A procedural order was issued in February 2005 that outlined how the review of TEP's general rate case information will proceed. The schedule calls for staff and intervenor testimony to be filed by June 13, 2005 and hearings, as appropriate, before the administrative law judge to begin September 12, 2005.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

      TRANSITION RECOVERY ASSET

      TEP's Transition Recovery Asset consists of generation-related regulatory assets and a portion of TEP's generation plant asset costs. Transition costs being recovered through the Fixed CTC include: (1) the Transition Recovery Asset; (2) generation-related plant assets included in Plant in Service on the balance sheet; and (3) excess capacity deferrals related to operating and capital costs associated with Springerville Unit 2 which were amortized as an off-balance sheet regulatory asset through 2003. These transition costs were amortized as follows:


                                                                                       Years Ended December 31,
                                                                                      2004       2003        2002
---------------------------------------------------------------------------------------------------------------------
                                                                                         -Millions of Dollars-
AMORTIZATION OF TRANSITION COSTS BEING RECOVERED THROUGH THE FIXED CTC:
   Transition Costs Being Recovered through the Fixed CTC, beginning of year         $  302     $  348      $  384
   Amortization of Transition Recovery Asset Recorded on the Income Statement           (50)       (32)        (24)
   Amortization of Generation-Related Plant Assets                                       (5)        (5)         (3)
   Amortization of Excess Capacity Deferrals (off-balance sheet)                          -         (9)         (9)
---------------------------------------------------------------------------------------------------------------------
     TRANSITION COSTS BEING RECOVERED THROUGH THE FIXED CTC, END OF YEAR             $  247     $  302      $  348
=====================================================================================================================


      The portion of the Transition Recovery Asset that is recorded on the balance sheet was amortized as follows:

                                                                                     Years Ended December 31,
                                                                                    2004       2003       2002
  ----------------------------------------------------------------------------------------------------------------
                                                                                     -Millions of Dollars-
  AMORTIZATION OF TRANSITION RECOVERY ASSET RECORDED ON THE BALANCE SHEET:
     Transition Recovery Asset, beginning of year                                  $  274      $  306     $ 330
     Amortization of Transition Recovery Asset Recorded on the Income Statement       (50)        (32)      (24)
  ----------------------------------------------------------------------------------------------------------------
       TRANSITION RECOVERY ASSET, END OF YEAR                                      $  224      $  274     $ 306
  ================================================================================================================


      The remaining transition costs being recovered through the Fixed CTC differ from the Transition Recovery Asset recorded on the balance sheet as follows:

                                                                               December 31,
                                                                            2004         2003
--------------------------------------------------------------------------------------------------
                                                                          -Millions of Dollars-
  Transition Costs Being Recovered through the Fixed CTC, end of year      $  247       $  302
  Unamortized Generation-Related Plant Assets                                 (23)         (28)
--------------------------------------------------------------------------------------------------
     TRANSITION RECOVERY ASSET, END OF YEAR                                $  224      $   274
==================================================================================================


      The remaining Transition Recovery Asset balance will be amortized as costs are recovered through rates until TEP has recovered $450 million of transition costs or until December 31, 2008, whichever occurs first.

   OTHER REGULATORY ASSETS AND LIABILITIES

      In addition to the Transition Recovery Asset related to TEP's generation assets, the following regulatory assets and liabilities are being recovered through TEP's transmission and distribution businesses:

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

                                                            December 31,
                                                         2004         2003
--------------------------------------------------------------------------------
                                                         -Millions of Dollars-
OTHER REGULATORY ASSETS
   Income Taxes Recoverable through Future Revenues     $    45      $    50
   Current Regulatory Assets                                 10            9
   Other Regulatory Assets                                   14           12
--------------------------------------------------------------------------------
      TOTAL REGULATORY ASSETS                           $    69      $    71
================================================================================
OTHER REGULATORY LIABILITIES
   Net Cost of Removal for Interim Retirements          $    67      $    60
================================================================================



      Regulatory assets of approximately $23 million are not presently included in rate base and consequently are not earning a return on investment. These regulatory assets are being recovered through cost of service or are authorized to be collected in future base rates. Current regulatory assets of $10 million are related to differences between expenses recorded on the accrual basis for GAAP accounting and on a pay-as-you-go basis for regulatory accounting. The remaining recovery period generally ranges from 1 to 1.5 years. Regulatory compliance costs of $11 million require specific rate action and the recovery period will be determined in the 2004 rate information filing with the ACC. The remaining $3 million represents unamortized loss on reacquired debt that is not included in rate base, but the amortization of these costs is included in the ratemaking calculation of the cost of debt, which is a component of the cost of capital (rate of return). All regulatory assets are probable of recovery.

      See Note 5 for a discussion of the amounts included in Other Regulatory Liabilities.

   INCOME STATEMENT IMPACT OF APPLYING FAS 71

      The amortization of TEP's regulatory assets had the following effect on UniSource Energy's and TEP's income statements:

                                                      Years Ended December 31,
                                                    2004        2003       2002
-----------------------------------------------------------------------------------
                                                       -Millions of Dollars-
OPERATING EXPENSES
   Amortization of Transition Recovery Asset       $    50    $    32    $    24
INTEREST EXPENSE
   Long-Term Debt                                        -          -          1
INCOME TAXES                                             5          7          7
-----------------------------------------------------------------------------------
    TOTAL                                          $    55    $    39    $    32
===================================================================================


      If TEP had not applied FAS 71 in these years, the above amounts would have been reflected in the income statements in prior periods. The reclassification of TEP's generation-related regulatory assets to the Transition Recovery Asset shortened the amortization period for these assets to nine years.

   FUTURE IMPLICATIONS OF DISCONTINUING APPLICATION OF FAS 71

      TEP continues to apply FAS 71 to its regulated operations, which include the transmission and distribution portions of its business. TEP regularly assesses whether it can continue to apply FAS 71 to these operations. If TEP stopped applying FAS 71 to its remaining regulated operations, it would write off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory asset balances, net of regulatory liabilities, at December 31, 2004, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary after-tax loss of approximately $136 million. While regulatory orders and market conditions may affect cash flows,

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

TEP's cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of its regulatory assets.


NOTE 5.  ACCOUNTING CHANGE:  ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS
------------------------------------------------------------------------

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (FAS 143). It requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred. A legal obligation is a liability that a party is required to settle as a result of an existing or enacted law, statute, ordinance or contract. When the liability is initially recorded, the entity should capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is adjusted to its present value by recognizing accretion expense as an operating expense in the income statement each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss if the actual costs differ from the recorded amount.

      Prior to adopting FAS 143, costs for final removal of all owned generation facilities were accrued as an additional component of depreciation expense. Under FAS 143, only the costs to remove an asset with legally binding retirement obligations will be accrued over time through accretion of the asset retirement obligation and depreciation of the capitalized asset retirement cost.

      TEP has identified legal obligations to retire generation plant assets specified in land leases for its jointly-owned Navajo and Four Corners Generating Stations. The land on which these stations reside is leased from the Navajo Nation. The provisions of the leases require the lessees to remove the facilities upon request of the Navajo Nation at the expiration of the leases. TEP also has certain environmental obligations at the San Juan Generating Station (San Juan). TEP has estimated that its share of the cost to remove the Navajo and Four Corners facilities and to settle the San Juan environmental obligations will be approximately $38 million at the date of retirement. No other legal obligations to retire generation plant assets were identified. As of December 31, 2002, TEP had accrued $113 million for the final decommissioning of its generating facilities. As discussed below, this amount was reversed for 2002 and included as part of the cumulative effect of accounting change adjustment when FAS 143 was adopted on January 1, 2003.

      On November 12, 2004, TEP, Phelps Dodge Energy Services, LLC and PNM Resources, Inc. each purchased from Duke Energy North America, LLC a one-third interest in a limited liability company which owns the partially constructed natural gas-fired Luna Energy Facility (Luna) in southern New Mexico. Luna is designed as a 570-MW combined cycle plant and is expected to be operational by the summer of 2006. The new owners assumed asset retirement obligations to remove certain piping and evaporation ponds and to restore the ground to its original condition. TEP has estimated its share to settle the obligations will be approximately $2 million at the date of retirement.

      TEP and UES have various transmission and distribution lines that operate under land leases and rights of way that contain end dates and restorative clauses. TEP and UES operate their transmission and distribution systems as if they will be operated in perpetuity and would continue to be used or sold without land remediation. As a result, TEP and UES are not recognizing the costs of final removal of the transmission and distribution lines in their financial statements. As of December 31, 2004, TEP had accrued $67 million and UES had accrued $2 million for the net cost of removal for interim retirements from its transmission, distribution and general plant. As of December 31, 2003, TEP had accrued $60 million and UES had accrued $0.6 million for these removal costs. These amounts are reflected in the financial statements as a regulatory liability.

      Upon adoption of FAS 143 on January 1, 2003, TEP recorded an asset retirement obligation of $38 million at its net present value of $1.1 million, increased depreciable assets by $0.1 million for asset retirement costs, reversed $112.8 million of costs previously accrued for final removal from accumulated depreciation, reversed previously recorded deferred tax assets of $44.2 million and recognized the cumulative effect of accounting change as a gain of $111.7 million ($67.5 million net of tax). The adoption of FAS 143 also resulted in a $6 million reduction of current depreciation expense charged throughout the year because asset retirement costs are no longer recorded as a component of depreciation expense.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

      The following table illustrates on a pro forma basis the amount of the asset retirement obligation as if FAS 143 had been applied during all periods presented:

                                                                                Years Ended December 31,
                                                                        2004            2003             2002
                                                                       ACTUAL          ACTUAL         Pro Forma
----------------------------------------------------------------------------------------------------------------------
                                                                                    -Thousands of Dollars-
Asset Retirement Obligation, beginning of year                       $   1,231       $   1,119       $   1,017
Accretion Expense                                                          146             112             102
----------------------------------------------------------------------------------------------------------------------
ASSET RETIREMENT OBLIGATION, END OF YEAR                             $   1,377       $   1,231       $   1,119
======================================================================================================================

      The following tables illustrate on a pro forma basis the effect on UniSource Energy's net income and earnings per share and TEP's net income as if FAS 143 had been in effect for all income statement periods presented:

UNISOURCE ENERGY:
----------------

                                                                           Year Ended
                                                                        December 31, 2002
----------------------------------------------------------------------------------------------
                                                                     -Thousands of Dollars-
                                                                     (except per share data)
Net Income - As Reported                                                   $      34,928
   Adjustment to accrued expense (net of tax) as if FAS 143
      had been applied effective January 1, 2002                                   3,461
----------------------------------------------------------------------------------------------
PRO FORMA NET INCOME                                                       $      38,389
==============================================================================================
Basic Earnings per Share:
   As Reported                                                             $        1.04
   Adjustment to accrued expense (net of tax) as if FAS 143
      had been applied effective January 1, 2002                                    0.10
----------------------------------------------------------------------------------------------
PRO FORMA                                                                  $        1.14
==============================================================================================
Diluted Earnings per Share:
   As Reported                                                             $        1.02
   Adjustment to accrued expense (net of tax) as if FAS 143
      had been applied effective January 1, 2002                                    0.10
----------------------------------------------------------------------------------------------
PRO FORMA                                                                  $        1.12
==============================================================================================


TEP:
---

                                                                           Year Ended
                                                                        December 31, 2002
----------------------------------------------------------------------------------------------
                                                                     -Thousands of Dollars-
Net Income - As Reported                                                   $      55,390
   Adjustment to accrued expense (net of tax) as if FAS 143
      had been applied effective January 1, 2002                                   3,461
----------------------------------------------------------------------------------------------
PRO FORMA NET INCOME                                                       $      58,851
==============================================================================================


      Amounts recorded under FAS 143 are subject to various assumptions and determinations, such as determining whether a legal obligation exists to remove assets, estimating the fair value of the costs of removal, estimating when final removal will occur, and the credit-adjusted risk-free interest rates to be used to discount future liabilities. Changes that may arise over time with regard to these assumptions and determinations will change amounts recorded in the future as expense for asset retirement obligations.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

      If TEP retires any asset at the end of its useful life, without a legal obligation to do so, it will record retirement costs at that time as incurred or accrued. TEP does not believe that the adoption of FAS 143 will result in any change in retail rates since all matters relating to the rate-making treatment of TEP's generating assets were determined pursuant to the TEP Settlement Agreement.


NOTE 6.  SEGMENT AND RELATED INFORMATION
----------------------------------------

      Based on the way we organize our operations and evaluate performance, we have four reportable segments:

      (1) TEP, a vertically integrated electric utility business, is UniSource Energy's largest subsidiary.
      (2) UNS Gas is a regulated gas distribution business. Results from UNS Gas are for the period from August 11, 2003 through December 31, 2004 only (see Notes 1 and 3).
      (3) UNS Electric is a regulated electric distribution utility business. Results from UNS Electric are also for the period from August 11, 2003 through December 31, 2004 only (see Notes 1 and
           3).
      (4) Global Solar, a developer and manufacturer of light-weight thin-film photovoltaic cells and panels, is the largest investment held by Millennium.

      The UniSource Energy, UES and Millennium holding companies, UED, and several other subsidiaries and equity investments, which are not considered reportable segments, are included in All Other. Through affiliates, Millennium holds investments in several unregulated energy and emerging technology companies. UED, a wholly-owned subsidiary of UniSource Energy, developed generating resources and performed other project development activities, including the expansion of the Springerville Generating Station.

      Significant revenues and expenses included in All Other include the following:

      o In 2004, Millennium recorded its share of income and losses related to gains and losses on sales of investments by its investees.
      o In 2004, UED recognized an impairment loss on the entire $2 million balance of a note receivable.
      o In 2003, UED received a development fee (including accrued interest on development funds advanced) of $11 million in connection with expansion of the Springerville Generating Station. See Note 14.

      Our reportable segments have changed from the segments reported in prior years. We have reclassified information for earlier periods to conform to the current year's presentation.

      Significant reconciling adjustments consist of the elimination of intercompany activity and balances. Global Solar recorded revenue from transactions with TEP of $4 million, $8 million and $7 million in 2004, 2003 and 2002, respectively. Millennium's other subsidiaries also recorded revenue from transactions with TEP of $13 million, $8 million and $8 million in 2004, 2003 and 2002, respectively. TEP's related expense is reported in Other Operations and Maintenance expense on its income statement. Global Solar's and Millennium's revenue and TEP's related expense are eliminated in UniSource Energy consolidation. Other significant reconciling adjustments include the elimination of investments in subsidiaries held by UniSource Energy, the intercompany note between UniSource Energy and TEP, the related interest income and expense on the note, reclassifications of deferred tax assets and liabilities, and the elimination of UED's rental income and TEP's rental expense resulting from UED's turbine lease to TEP prior to UED's sale of the turbine to TEP in September 2002.

      As discussed in Note 1, we record our percentage share of the earnings of affiliated companies when we hold a 20% to 50% voting interest, except for investments where we provide all of the financing, in which case we recognize 100% of the losses. Our portion of the net income (loss) of the entities in which TEP and Millennium own a 20-50% interest or have the ability to exercise significant influence is shown below in Net Income (Loss) from Equity Method Entities.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

         We disclose selected financial data for our reportable segments in the following tables:

                                                        REPORTABLE SEGMENTS
                                                 ------------------------------------                                  UNISOURCE
                                                            UNS        UNS     GLOBAL      ALL       RECONCILING        ENERGY
 2004                                            TEP        GAS     ELECTRIC    SOLAR     OTHER      ADJUSTMENTS     CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT                                                              -Millions of Dollars-
----------------
   Operating Revenues - External              $    887    $   129   $   144    $     5   $     4     $        -       $      1,169
   Operating Revenues - Intersegment                 2          -         -          4        14            (20)                 -
   Depreciation and Amortization                   117          5         9          3         1              -                135
   Amortization of Transition Recovery
     Asset                                          50          -         -          -         -              -                 50
   Interest Income                                  29          -         -          -         -             (9)                20
   Net Income from Equity Method Entities            -          -         -          -         6              -                  6
   Interest Expense                                157          6         5          -         9             (9)               168
   Income Tax Expense (Benefit)                     35          4         3         (4)       (4)             -                 34
   Net Income (Loss)                                46          6         4         (5)       (5)             -                 46
----------------------------------------------------------------------------------------------------------------------------------
  CASH FLOW STATEMENT
  -------------------
   Net Cash Flows - Operating Activities           275         21        19        (10)        7             (5)               307
   Net Cash Flows - Investing Activities -
    Capital Expenditures                          (116)       (19)      (19)         -         -              1               (153)
   Net Cash Flows - Investing Activities -
    Investments in and Loans to Equity
    Method Entities                                  -          -         -          -        (4)             -                 (4)
   Net Cash Flows - Investing Activities -
    Other                                          (10)         -         -          -        11              -                  1
   Net Cash Flows - Financing Activities          (101)        (1)       (2)         9        (7)             4                (98)
----------------------------------------------------------------------------------------------------------------------------------
  BALANCE SHEET
  -------------
   Total Assets                                  2,742        201       135         20       930           (852)             3,176
   Investments in Equity Method Entities             2          -         -          -        34              -                 36
----------------------------------------------------------------------------------------------------------------------------------
  2003
----------------------------------------------------------------------------------------------------------------------------------
  INCOME STATEMENT
  ----------------
   Operating Revenues - External              $    851    $    47   $    56    $     2   $    17     $        -       $        973
   Operating Revenues - Intersegment                 1          -         -          8         9            (18)                 -
   Depreciation and Amortization                   121          2         3          3         2              -                131
   Amortization of Transition Recovery
    Asset                                           32          -         -          -         -              -                 32
   Interest Income                                  31          -         -          -         -            (11)                20
   Net Loss from Equity Method Entities              -          -         -          -        (3)             -                 (3)
   Interest Expense                                161          2         2          1        12            (11)               167
   Income Tax Expense (Benefit)                     21          1         1         (5)       (6)             -                 12
   Net Income (Loss)                               129          1         2         (7)      (11)             -                114
----------------------------------------------------------------------------------------------------------------------------------
  CASH FLOW STATEMENT
  -------------------
   Net Cash Flows - Operating Activities           261          5         8        (13)        2              -                263
   Net Cash Flows - Investing Activities -
    Capital Expenditures                          (122)        (9)       (5)        (2)        1              -               (137)
   Net Cash Flows - Investing Activities -
    Investments in and Loans to Equity
    Method Entities                                  -          -         -          -        (2)             -                 (2)
   Net Cash Flows - Investing Activities -
    Other                                           11       (137)      (84)         -        (2)             -               (212)
   Net Cash Flows - Financing Activities          (141)       149        93         16       (19)             -                 98
----------------------------------------------------------------------------------------------------------------------------------
  BALANCE SHEET
  -------------
     Total Assets                                2,767        185       125         26       845           (825)             3,123
     Investments in Equity Method Entities           5          -         -          -        31              -                 36
----------------------------------------------------------------------------------------------------------------------------------


UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
    2002
----------------------------------------------------------------------------------------------------------------------------------
  INCOME STATEMENT
  ----------------
   Operating Revenues - External               $   834    $     -   $     -    $     1   $     5     $        -       $        840
   Operating Revenues - Intersegment                 -          -         -          7        10            (17)                 -
   Depreciation and Amortization                   124          -         -          3         1              -                128
   Amortization of Transition Recovery
     Asset                                          24          -         -          -         -              -                 24
   Interest Income                                  29          -         -          -         1             (9)                21
   Net Loss from Equity Method Entities             (1)         -         -          -        (3)             -                (4)
   Interest Expense                                154          -         -          -        10             (9)               155
   Income Tax Expense (Benefit)                     36          -         -         (1)      (17)             -                 18
   Net Income (Loss)                                55          -         -        (14)       (6)             -                 35
----------------------------------------------------------------------------------------------------------------------------------
  CASH FLOW STATEMENT
  -------------------
   Net Cash Flows - Operating Activities           207          -         -        (10)      (21)             -                176
   Net Cash Flows - Investing Activities -
    Capital Expenditures                          (103)         -         -         (9)       (1)             -               (113)
   Net Cash Flows - Investing Activities -
    Purchase of North Loop Gas Turbine
    from UED                                       (15)         -         -          -        15              -                  -
   Net Cash Flows - Investing Activities -
    Investments in and Loans to Equity
    Method Entities                                  -          -         -          -       (24)             -                (24)
   Net Cash Flows - Investing Activities -
     Other                                        (136)         -         -          -         1              -               (135)
   Net Cash Flows - Financing Activities           (57)         -         -         18        (4)             -                (43)
----------------------------------------------------------------------------------------------------------------------------------
  BALANCE SHEET
  -------------
   Total Assets                                  2,809          -         -         22       797           (742)             2,886
   Investments in Equity Method Entities             6          -         -          -        35              -                 41
----------------------------------------------------------------------------------------------------------------------------------


NOTE 7.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS, TRADING ACTIVITIES AND HEDGING
------------------------------------------------------------------------------
ACTIVITIES
----------

      TEP enters into forward contracts to purchase or sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one month, three months, or one year, within established limits to take advantage of favorable market opportunities. In general, TEP enters into forward purchase contracts when market conditions provide the opportunity to purchase energy for its load at prices that are below the marginal cost of its supply resources or to supplement its own resources (e.g., during plant outages and summer peaking periods). TEP enters into forward sales contracts when it forecasts that it has excess supply and the market price of energy exceeds its marginal cost. The majority of TEP's forward contracts are considered to be normal purchases and sales and, therefore, are not required to be marked to market. However, some of these forward contracts are considered to be derivatives, which TEP marks to market by recording unrealized gains and losses and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month.

      TEP has a natural gas supply agreement under which it purchases all of its gas requirements at spot market prices from Southwest Gas Corporation (SWG). TEP also has agreements to purchase power that are priced using spot market gas prices. These contracts meet the definition of normal purchases and are not required to be marked to market. During 2004 and early 2005, in an effort to minimize price risk on these purchases, TEP entered into commodity price swap agreements under which TEP purchases gas at fixed prices and simultaneously sells gas at spot market prices. The spot market price in the swap agreements is tied to the same index as the purchases under the SWG and purchased power contracts. These swap agreements, which expire during the summer months through 2007, were entered into with the goal of locking in fixed prices on at least 45% and not more than 80% of TEP's expected summer monthly gas risk prior to entering into the month. The swap agreements entered into in 2004 are accounted for as cash flow hedges in the financial statements as of December 31, 2004. TEP's swap agreements are marked to market on a monthly basis; however, since the agreements satisfy the requirements for cash flow hedge accounting, the unrealized gains and losses are recorded in Other Comprehensive Income, a

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


component of Common Stock Equity, rather than being reflected in the income statement. As the gains and losses on these cash flow hedges are realized, a reclassification adjustment is recorded in Other Comprehensive Income for realized gains and losses that are included in Net Income. At December 31, 2003, TEP had no such material cash flow hedges.

      TEP manages the risk of counterparty default by performing financial credit reviews, setting limits, monitoring exposures, requiring collateral when needed, and using a standardized agreement which allows for the netting of current period exposures to and from a single counterparty.

      UNS Gas and UNS Electric do not currently have any contracts that are required to be marked to market. UNS Gas does have a natural gas supply and management agreement under which it purchases substantially all of its gas requirements at market prices from BP Energy Company (BP). However, the contract terms allow UNS Gas to lock in fixed prices on a portion of its gas purchases by entering into fixed price forward contracts with BP at various times during the year. This enables UNS Gas to provide more stable prices to its customers. These purchases are made up to three years in advance with the goal of locking in fixed prices on at least 45% and not more than 80% of the expected monthly gas consumption prior to entering into the month. These forward contracts, as well as the main gas supply contract, meet the definition of normal purchases and therefore are not required to be marked to market.

      MEG, a wholly-owned subsidiary of Millennium, enters into swap agreements, options and forward contracts relating to Emissions Allowances and coal. MEG marks its trading contracts to market by recording unrealized gains and losses and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month.

      The market prices used to determine fair values for TEP and MEG's derivative instruments are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value.

      TEP and MEG's derivative activities are reported as follows:


                                             INCOME STATEMENT LINE
-------------------------------------------------------------------------------------------------
                                            NET UNREALIZED GAINS         NET REALIZED GAINS
                                                AND LOSSES                   AND LOSSES
-------------------------------------------------------------------------------------------------
TEP Forward Sales Contracts          Electric Wholesale Sales          Electric Wholesale Sales
TEP Forward Purchase Contracts       Purchased Power                   Purchased Power
TEP Commodity Price Swaps            Other Comprehensive Income        Fuel Expense
                                     (Balance Sheet)
MEG Trading Activities               Other Operating Revenues          Other Operating Revenues
-------------------------------------------------------------------------------------------------


     Although MEG's realized gains and losses on trading activities are reported net on UniSource Energy's income statement, the related cash receipts and cash payments are reported separately on UniSource Energy's statement of cash flows.

     The net pre-tax gains and losses from TEP and MEG's derivative activities were as follows:

                                                      Years Ended December 31,
                                                2004          2003          2002
--------------------------------------------------------------------------------
                                                       -Millions of Dollars-
TEP:
   Net Unrealized Gain (Loss)
     on Forward Sales Contracts                $ 1.5         $(0.8)       $(1.3)
   Net Unrealized Gain (Loss)
     on Forward Purchase Contracts              (0.2)          0.4          1.8
   Net Unrealized Gain on Commodity
     Price Swaps                                 2.6             -           -
   Net Realized Loss on Commodity
     Price Swaps                                (0.2)            -           -
MEG:
   Net Gain from Trading Activities              1.3           0.6          0.1
--------------------------------------------------------------------------------


UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


         TEP and MEG's derivative assets and liabilities are reported as follows:

                                          BALANCE SHEET LINE
                            ----------------------------------------------------
                                  ASSETS                  LIABILITIES
--------------------------------------------------------------------------------
TEP - Current               Other Current Assets    Other Current Liabilities
TEP - Noncurrent            Other Assets            Other Liabilities
MEG - Current (including
       Emissions Allowance
       Inventory)           Trading Assets          Trading Liabilities
MEG - Noncurrent            Other Assets            Other Liabilities
--------------------------------------------------------------------------------


     The fair value of TEP and MEG's derivative assets and liabilities were as follows:

                                                  December 31,
                                           2004                2003
--------------------------------------------------------------------------------
                                            -Millions of Dollars-
TEP:
   Derivative Assets - Current         $    2.3             $   0.4
   Derivative Assets - Noncurrent           1.3                 -
   Derivative Liabilities - Current        (0.1)               (0.8)
MEG:
   Trading Assets - Current                71.0                20.0
   Trading Assets - Noncurrent              5.5                 1.5
   Trading Liabilities - Current          (65.0)              (18.2)
   Trading Liabilities - Noncurrent         -                  (0.5)
--------------------------------------------------------------------------------


         Beginning January 1, 2004, the settlement of forward purchase and sales contracts that do not result in physical delivery are recorded net as a component of Electric Wholesale Sales in TEP's income statement. During 2004, $5 million in sales were netted against $5 million in purchases.

         In accordance with UniSource Energy's intention to cease making capital contributions to Millennium, Millennium has significantly reduced the holdings and activity of MEG. MEG is in the process of winding down its activities and will not engage in any new activities after 2005. As of January 31, 2005, the fair value of MEG's trading assets was $62 million and the fair value of MEG's trading liabilities was $56 million.


NOTE 8.  COMMITMENTS AND CONTINGENCIES
--------------------------------------

   TEP COMMITMENTS

      PURCHASE AND TRANSPORTATION COMMITMENTS

      In 2003, the ACC issued the Track B Order which defined the competitive bidding process TEP must use to obtain capacity and energy requirements beyond what is supplied by TEP's existing resources for the period 2003 through 2006. TEP estimated this to be approximately 0.5% of its retail load in the first year and gradually increasing over the period. This order further required TEP to bid out short-term energy purchases that it estimated it will make in the 2003 to 2006 period. The order does not require TEP to purchase any power that it deems to be uneconomical, unreasonable or unreliable. The Track B Order did not address TEP's purchased power or asset acquisitions occurring subsequent to the 2003 competitive solicitation. In 2003, TEP entered into two power purchase agreements for the period 2003 through 2006 as listed below:

      o PPL Energy Plus, LLC supplied 37 MW from June 2003 through December 2003 and supplies 75 MW from January 2004 through December 2006, under a unit contingent contract.
      o Panda Gila River generating station supplies 50 MW on-peak from June through September, from 2003 through 2005, under a unit contingent contract between TEP and Panda Gila River, L.P.

      These purchases are intended to provide adequate reserve margins during the summer peak period. TEP made payments under these contracts of $14 million in 2004 and $8 million in 2003.

      TEP has several long-term contracts for the purchase and transportation of coal with expiration dates from 2006 through 2020. The total amount paid under these contracts depends on the number of tons of coal purchased and transported. All of these contracts (i) include a price adjustment clause that will affect

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


the future cost of coal and (ii) require TEP to pay a take-or-pay charge or liquidated damages if certain minimum quantities of coal are not purchased and/or transported. TEP's present fuel requirements are in excess of the take-or-pay minimums. At times, TEP has purchased coal from other suppliers, resulting in take-or-pay minimum charges, but a lower overall cost of fuel. TEP made payments under these contracts of $175 million in 2004, $167 million in 2003, and $161 million in 2002.

      TEP has a Gas Procurement Agreement with Southwest Gas Corporation that expires in June 2006. The contract has minimum volume obligations. TEP used more gas than this minimum requirement in 2004 and expects to use more than the minimum in 2005. In the event TEP purchases fewer MMBtus, TEP is obligated to pay only the transportation component for any shortfall. TEP made total payments for commodity and transportation under this contract of $34 million in 2004 and 2003, and $33 million in 2002.

     At December 31, 2004, TEP estimates that future minimum payments under the contracts for purchased power, coal, and gas referred to above are as follows:

                                                     MINIMUM
                                                    PURCHASE
                                                   OBLIGATIONS
               ------------------------------------------------------
                                              -Millions of Dollars-

               2005                                             $  96
               2006                                                90
               2007                                                79
               2008                                                79
               2009                                                79
               ------------------------------------------------------
               Total 2005 - 2009                                  423
               Thereafter                                         357
               ------------------------------------------------------
               Total                                            $ 780
               ======================================================


      OPERATING LEASES

      TEP, Millennium, UES and UED have entered into operating leases, primarily for office facilities and computer equipment, with varying terms, provisions, and expiration dates. UniSource Energy's consolidated operating lease expense was $3 million in each of 2004, 2003, and 2002. TEP's operating lease expense was $1 million in 2004 and $2 million in each of 2003 and 2002. UniSource Energy and TEP's estimated future minimum payments under non-cancelable operating leases at December 31, 2004 are as follows:

                                UNISOURCE
                                  ENERGY
                               CONSOLIDATED             TEP
               -------------------------------------------------
                                     -Millions of Dollars-

               2005                $ 2                  $ 1
               2006                  2                    1
               2007                  2                    1
               2008                  2                    1
               2009                  1                    1
               -------------------------------------------------
               Total 2005 - 2009     9                    5
               Thereafter            4                    1
               -------------------------------------------------
               Total               $13                  $ 6
               =================================================


      ENVIRONMENTAL REGULATION

      The 1990 Federal Clean Air Act Amendments call for reductions of SO2 and nitrogen oxide (NOx) emissions in two phases. TEP is subject only to Phase II of the SO2 and NOx emissions reductions which was effective January 1, 2000. All of TEP's generating facilities (except existing internal combustion turbines) are affected. TEP capitalized $9 million in 2004, $11 million in 2003 and $8 million in 2002 in construction costs to comply with environmental requirements and

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


expects to capitalize $1 million in 2005 and $2 million in 2006. These amounts exclude the upgraded emissions control equipment at the Springerville Generating Station that will be paid for by the Unit 3 project and recorded at zero basis by TEP. See Note 14. In addition, TEP recorded expenses of $9 million in 2004, $8 million in 2003, and $6 million in 2002 related to environmental compliance, including the cost of lime used to scrub the stacks. TEP expects environmental expenses to be $8 million in 2005 and 2006.

         In 1993, TEP's generating units affected by Phase II were allocated SO2 Emissions Allowances based on past operational history. Beginning in the year 2000, Phase II generating units were required to hold Emissions Allowances equal to the level of emissions in the compliance year or pay penalties and offset excess emissions in future years. TEP had sufficient Emissions Allowances to comply with the Phase II SO2 regulations for compliance year 2004. However, due to potential changes in the legislation affecting SO2 Emission Allowances allocation, TEP may have to purchase additional Emissions Allowances for future compliance years 2010 or beyond.

         The EPA has issued a determination that coal and oil-fired electric utility steam generating units must control their mercury emissions. On March 15, 2005, the EPA adopted regulations relating to mercury emissions under
Section 111 of the Clean Air Act. Additional rule-making procedures will take place at the state level prior to implementation of the new regulations. TEP is analyzing the potential impact of the regulations on its operations. Until these state procedures are adopted, TEP can not determine if it will be significantly affected. If TEP is not allocated sufficient allowances for its current emissions, it may have to purchase additional allowances on the market, or implement additional controls to reduce emissions.

      INCOME TAX ASSESSMENTS

      In 2004, the Company settled the audit of state income tax returns for the period 1990 - 2000 with the Arizona Department of Revenue. As a result, UniSource Energy and TEP recorded $1 million of income. Expense of $1 million had been recorded at TEP and Nations Energy in 2003 when the preliminary audit report was received. No additional tax assessments were levied in 2004.

      In 2002, the Company settled an IRS audit for 1997-2000, and after reviewing the impact of the audit findings as well as the effect of tax positions established in relation to future tax years, TEP reversed $1 million of the deferred tax valuation allowance. See Note 15.

      SALES TAX ASSESSMENTS

      In 2004, the City of Tucson issued its assessment for the 1998 - 2001 sales tax audit. After reviewing the audit findings, as well as assessing their impact on years subsequent to the audit period, TEP recorded a combined $1 million of sales tax and interest expense.

     TUCSON TO NOGALES TRANSMISSION LINE

     In January 2001, TEP and Citizens (now UES) entered into a project development agreement for the joint construction of a 62-mile transmission line from Tucson to Nogales, Arizona. This project was initiated by Citizens (now
UES) in response to an order by the ACC to improve reliability to its retail customers in Nogales, Arizona. TEP is currently seeking approvals for the project from the ACC, the Department of Energy (DOE), the U.S. Forest Service, the U.S. Bureau of Land Management, and the International Boundary and Water Commission. Through December 31, 2004, approximately $10 million in land acquisition, engineering and environmental expenses have been capitalized related to this project. If TEP does not receive the required approvals, it may be required to expense $8 million of costs that have been capitalized related to the project.

   RESOLUTION OF TEP COMMITMENTS

      SUNDT COAL CONTRACT TERMINATION

      In the third quarter of 2002, TEP terminated a coal supply agreement for the Sundt Generating Station. As a result, TEP recorded a pre-tax charge of $11 million and made an $11 million payment in the third quarter of 2002. The additional expense was mitigated by TEP not being required to make a take-or-pay penalty payment of approximately $3 million for the year 2002 and subsequent years.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


     UES COMMITMENTS

     See Note 3 for a description of UES' commitments.

     MILLENNIUM COMMITMENTS

     Millennium has been authorized to fund its subsidiaries up to an additional $15 million for capital and operations out of its existing cash or returns from its investments. Millennium may commit to provide additional funding to its investments in the future. In addition, at December 31, 2004, Global Solar has commitments to incur $1 million of expenses related to government contracts.

     TEP CONTINGENCIES

     SPRINGERVILLE GENERATING STATION COMPLAINT

     Environmental activist groups have expressed concerns regarding the construction of any new units at the Springerville Generating Station. In January 2003, environmental activist groups appealed an ACC Order affirming the ACC's approval of the expansion at the Springerville Generating Station to the Superior Court of the State of Arizona. On October 22, 2003, the Superior Court affirmed the ACC's issuance of the Certificate of Environmental Compatibility for Springerville Generating Station. The environmental activist groups appealed the Superior Court decision on December 30, 2003 and filed an amended notice of appeal on January 2, 2004 with the Arizona Court of Appeals. In February 2005, the Arizona Court of Appeals upheld the lower court's ruling affirming the ACC's approval of the expansion at Springerville Generating Station. The Grand Canyon Trust (GCT), one of the environmental activist groups associated with this appeal, agreed to resolve this claim against TEP. See Resolution of TEP Contingencies below. The other environmental activist group has 30 days to petition the Arizona Supreme Court for review.

     LITIGATION AND CLAIMS RELATED TO SAN JUAN GENERATING STATION

     The EPA has listed San Juan as a potential damage case pursuant to the Resource Conservation and Recovery Act due to claims by third parties that the San Juan Generating Station has contaminated water resources in the region as a result of disposing of fly ash in the surface mine pits adjacent to the generating station. PNM and the coal supplier to San Juan vigorously deny these allegations. The EPA is investigating the claims.

     LITIGATION AND CLAIMS RELATED TO NAVAJO GENERATING STATION

     On October 15, 2004, Peabody Western Coal Company (Peabody), the coal suppler to the Navajo Generating Station, filed a complaint in the Circuit Court for the City of St. Louis, Missouri against the participants at Navajo, including TEP, for reimbursement of royalties and other costs and breach of the coal supply agreement. Because TEP only owns 7.5% of the Navajo Generating Station, its share of the current claimed damages would be approximately $35 million. TEP believes these claims are without merit and intends to continue to contest them.

     POSTRETIREMENT AND PENSION BENEFIT COSTS AT VARIOUS GENERATING STATIONS

     The coal suppliers to Springerville Generating Station and some of TEP's remote generating stations have submitted demands for payment by TEP of postretirement and pension benefit costs for these coal suppliers' employees under the coal supply agreements with TEP.

     Springerville Generating Station: In June 2004, TEP paid $3 million in settlement of a claim for postretirement benefit costs related to the coal supply agreement at Springerville Generating Station. In addition, a clause was deleted from the coal supply agreement that would have allowed costs related to increases in welfare and pension benefits resulting from attempts to unionize or union negotiations to be passed to TEP. TEP recorded costs of $0.5 million in 2003 and 2004 associated with the settlement for the period April 2002 through June 2004. The remaining settlement of $2 million represents a prepayment and will be amortized to coal inventory over the remaining life of the coal supply agreement through 2010 and expensed as fuel is burned.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


     Four Corners Generating Station: The claim for postretirement benefits at Four Corners was settled as part of the coal contract extension. TEP paid $0.3 million for postretirement benefits in 2003.

     Navajo Generating Station: Peabody has filed a lawsuit against the participants at Navajo, including TEP, for retiree postretirement benefit costs. The Navajo participants and Peabody have agreed to stay the discovery process in this litigation until August 31, 2005 to allow the parties additional time to negotiate a potential settlement.

     San Juan Generating Station: The cost of postretirement benefits is included in the cost of coal to San Juan.

     To the extent that amounts become estimatable and payment probable, TEP will record a liability for additional postretirement and pension benefit costs at the Navajo Generating Station. TEP does not expect any settlement to be material to TEP.

     ENVIRONMENTAL RECLAMATION AT REMOTE GENERATING STATIONS

     TEP currently pays on-going reclamation costs related to the coal mines which supply the remote generating stations, and it is probable that TEP will have to pay a portion of final reclamation costs upon mine closure. When a reasonable estimate of final reclamation costs is available, the liability is recognized as a cost of coal over the remaining term of the respective coal supply agreement. At December 31, 2004, TEP estimates its undiscounted final reclamation liability to be $42 million, and the present value of TEP's liability for final reclamation approximates $12 million at the expiration dates of the coal supply agreements.

     Amounts recorded for final reclamation are subject to various assumptions and determinations, such as estimating the costs of reclamation, estimating when final reclamation will occur, and the credit-adjusted risk-free interest rate to be used to discount future liabilities. Changes that may arise over time with regard to these assumptions and determinations will change amounts recorded in the future as expense for post-term reclamation. TEP does not believe that recognition of its final reclamation obligations will be material to TEP in any single year since recognition occurs over the remaining lives of its coal supply agreements.

   RESOLUTION OF TEP CONTINGENCY

     GRAND CANYON TRUST

     In November 2001, GCT filed a complaint in U.S. District Court against TEP for alleged violations of the Clean Air Act at the Springerville Generating Station. The complaint alleged that more stringent emission standards should apply to Units 1 and 2. In February 2005, TEP and the GCT reached a settlement under which the GCT will resolve all claims against TEP regarding Springerville Generating Station. TEP will implement new emission limits at Units 1 and 2 by January 1, 2006, and, if SRP decides to construct Unit 4 (see Note 14), $1 million will be contributed for each of five years to a demand side management fund. This settlement is not expected to be material to TEP.

     LITIGATION AND CLAIMS RELATED TO SAN JUAN GENERATING STATION

     On May 16, 2002, the GCT and the Sierra Club filed a citizen lawsuit under the Clean Air Act in federal district court in New Mexico against Public Service Company of New Mexico (PNM) as operator of San Juan. TEP owns 50% of San Juan Units 1 and 2, which equates to 19.8% of the total San Juan Generating Station. The lawsuit alleges two violations of the Clean Air Act and related regulations and permits. One of the two claims, concerning the initial permitting of San Juan, was dismissed by the court in August 2003. The remaining claim alleged that PNM violated its present Title V operating permit for Units 1, 3 and 4 by exceeding the 20% opacity standard on numerous occasions between 1998 and 2002; opacity is a means to monitor the particulate matter contained in an emission.

     In September 2003, the New Mexico Environment Department (NMED) notified PNM, operator of San Juan, of alleged excess emissions and opacity in violation of the air quality permits at San Juan. The NMED issued a draft compliance order assessing unspecified civil penalties; however, no compliance order has been issued.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


     PNM has reached a settlement agreement with the parties that will cause the above-described actions to be dismissed. Under the agreement, the co-owners of San Juan will install new technology at the generating station to reduce mercury, particulate matter, NOx, and SO2 emissions over the next five years. TEP's share of the cost of new pollution control equipment based on its ownership of San Juan is anticipated to be approximately $25 million. The majority of those capital expenditures will be incurred in calendar years 2007, 2008, and 2009. In addition, TEP's share of increased operating and maintenance costs associated with the new technologies is expected to be approximately $12 million over the next 10 years.

     UES CONTINGENCY

     See Note 3 for a description of UES' contingency.

     MILLENNIUM CONTINGENCY - NATIONS ENERGY

     In September 2001, Nations Energy sold its 26% equity interest in a power project located in Curacao, Netherlands Antilles to Mirant Curacao Investments, Ltd. (Mirant Curacao) a subsidiary of Mirant Corporation (Mirant). Nations Energy received $5 million in cash and an $11 million note receivable from Mirant Curacao. The note was recorded at its net present value of $8 million using an 8% discount rate, the discount being recognized as interest income over the five-year life of the note. As of December 31, 2004, Nations Energy's receivable from Mirant Curacao is approximately $8 million. The note is primarily included in Investments and Other Property - Other on UniSource Energy's balance sheet. The first payment of $2 million on the receivable was received in June 2004. The remaining payments on the note receivable are expected to be received as follows: $4 million in July 2005 and $5 million in July 2006.

     The note is guaranteed by Mirant Americas, Inc., a subsidiary of Mirant. On July 14, 2003, Mirant, Mirant Americas, Inc. and various other Mirant companies filed for Chapter 11 bankruptcy protection. Mirant Curacao was not included in the Chapter 11 filings. Based on a review of the projected cash flows for the power project, it appears Mirant Curacao will have sufficient future cash flows to pay the note receivable and any applicable interest. However, we cannot predict the ultimate outcome that Mirant's bankruptcy will have on the collectibility of the note from Mirant Curacao. Nations Energy will continue to evaluate the collectibility of the receivable, but currently expects to collect the note in its entirety and has not recorded any reserve for this note.

     GUARANTEES AND INDEMNITIES

     In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees are:

     o UES' guarantee of $160 million of aggregate principal amount of senior unsecured notes issued by UNS Gas and UNS Electric to purchase the Citizens Arizona gas and electric utility assets,
     o UniSource Energy's guarantee of approximately $8 million in natural gas transportation and supply payments in addition to building and equipment lease payments for UNS Gas, UNS Electric, and subsidiaries of Millennium, and
     o Millennium's guarantee of approximately $3 million in commodity-related payments for MEG and building lease payments for a subsidiary at December 31, 2004.

To the extent liabilities exist under the contracts subject to these guarantees, such liabilities are included in UniSource Energy's consolidated balance sheets.

     In addition, UniSource Energy and its subsidiaries have indemnified the purchasers of interests in certain investments from additional taxes due for years prior to the sale of such investments. The terms of the indemnifications provide for no limitation on potential future payments; however, we believe that we have abided by all tax laws and paid all tax obligations. We have not made any payments under the terms of these indemnifications to date.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


     We believe that the likelihood UniSource Energy, UES, or Millennium would be required to perform or otherwise incur any significant losses associated with any of these guarantees or indemnities is remote.


NOTE 9.  UTILITY PLANT AND JOINTLY-OWNED FACILITIES
---------------------------------------------------

   UTILITY PLANT

     The following table shows Utility Plant in Service by company and major class at December 31:

                                                       2004                                       2003
-------------------------------------------------------------------------------------------------------------------------
                                                                   - Millions of Dollars -
                                                                 UniSource                                 UniSource
                                                                   Energy                                    Energy
                                         TEP         UES        Consolidated        TEP         UES       Consolidated
                                      -----------------------------------------------------------------------------------
Plant in Service:
 Electric Generation Plant              $1,206      $   5           $1,211       $1,187       $   5          $1,192
 Electric Transmission Plant               539         13              552          531          11             542
 Electric Distribution Plant               823         74              897          780          61             841
 Gas Distribution Plant                      -        135              135            -         120             120
 Gas Transmission Plant                      -         12               12            -           9               9
 General Plant                             146         14              160          133          10             143
 Intangible Plant                           56          7               63           49           2              51
 Electric Plant Held for Future
   Use                                      2           1                3            1           -               1
-------------------------------------------------------------------------------------------------------------------------
   Total Plant in Service               $2,772      $ 261           $3,033       $2,681       $ 218          $2,899
=========================================================================================================================

Utility Plant under Capital
  Leases                                $  723      $   1            $ 724       $  747       $   1          $  748
=========================================================================================================================


     Intangible Plant primarily represents computer software costs. TEP's unamortized computer software costs were $24 million as of December 31, 2004 and December 31, 2003. UES' unamortized computer software costs were $2 million as of December 31, 2004 and December 31, 2003.

     All TEP Utility Plant under Capital Leases is used in TEP's generation operations.

     The depreciable lives currently used by TEP are as follows:


        MAJOR CLASS OF UTILITY PLANT IN SERVICE              DEPRECIABLE LIVES
        ------------------------------------------------------------------------
        Electric Generation Plant                               23-70 years
        Electric Transmission Plant                             10-50 years
        Electric Distribution Plant                             24-60 years
        General Plant                                            5-45 years
        Intangible Plant                                         3-10 years
        ------------------------------------------------------------------------


     During the first quarter of 2004, TEP engaged an independent third party to review the economic estimated useful lives of its owned generating assets in Springerville, Arizona. TEP then hired a different independent third party to perform a depreciation study for its generation assets, taking into consideration the newly determined economic useful life for the Springerville assets, and changes in generation plant life information used by the operators and other participants of the joint power plants in which TEP participates. As a result of these analyses, in July 2004, TEP lengthened the useful lives of various generation assets for periods ranging from 11 to 22 years. Consequently, depreciation rates and the corresponding depreciation expense have been revised to reflect the life extensions. The annual impact of these changes in depreciation rates is a reduction in depreciation expense of $9 million. A study is currently underway by the operating agent of the San Juan Generating Station

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


to determine whether San Juan's economic useful life has changed from previous estimates. If the economic life of San Juan is extended by ten years, TEP's annual depreciation expense would decrease by an additional $4 million.

     In the fourth quarter of 2004, TEP determined that one of its capital lease assets and the corresponding obligation were overstated. To reduce the asset, a net adjustment of $18 million was recorded and a $20 million reduction to the obligation was recorded. In addition, a $2 million pre-tax net cumulative reduction of previously overstated depreciation and interest expense was recored. See Note 10 and 21.

     See TEP Utility Plant in Note 1 and TEP Capital Lease Obligations in Note
10.

     The depreciable lives currently used by UES are as follows:

        MAJOR CLASS OF UTILITY PLANT IN SERVICE              DEPRECIABLE LIVES
        ------------------------------------------------------------------------
        Electric Generation Plant                                23-40 years
        Electric Transmission Plant                              11-45 years
        Electric Distribution Plant                              14-26 years
        Gas Distribution Plant                                   17-48 years
        Gas Transmission Plant                                   37-55 years
        General Plant                                             3-33 years
        ------------------------------------------------------------------------


   JOINTLY-OWNED FACILITIES

      At December 31, 2004, TEP's interests in generating stations and transmission systems that are jointly-owned with other utilities were as follows:

                              Percent     Plant   Construction
                             Owned by      in        Work in     Accumulated
                                TEP      Service*   Progress    Depreciation
--------------------------------------------------------------------------------
                                            -Millions of Dollars-
San Juan Units 1 and 2         50.0%      $302        $  1           $211
Navajo Station Units 1,
 2 and 3                        7.5        128           3             69
Four Corners Units 4 and 5      7.0         80           3             65
Transmission Facilities     7.5 to 95.0    226           -            148
Luna Energy Facility           33.3          -          13              -
--------------------------------------------------------------------------------
   Total                                  $736         $20           $493
================================================================================

*Included in Utility Plant shown above.


     TEP has financed or provided funds for the above facilities and TEP's share of their operating expenses is reflected in the income statements. See Note 8 for commitments related to TEP's jointly-owned facilities.

     On November 12, 2004, TEP, Phelps Dodge Energy Services, LLC and PNM Resources, Inc. (PNMR) each purchased from Duke Energy North America, LLC a one-third interest in a limited liability company which owned the partially constructed natural gas-fired Luna Energy Facility (Luna). In February 2005, most of the assets of the limited liability company were transferred to the new owners so that each owner directly owns a one-third interest in the plant.
Luna is designed as a 570-MW combined cycle plant in southern New Mexico and is expected to be operational by the summer of 2006. Luna is expected to provide TEP with 190 MW of power to serve its wholesale and retail customers. PNM, an affiliate of PNMR, will oversee the completion of construction of Luna, which is approximately 50 percent complete, and will operate Luna.

     TEP paid $13 million for its one-third interest in Luna. TEP expects to spend up to an additional $33 million for its one-third share of the costs to complete construction of Luna and purchase necessary inventory items, of which $30 million will be spent in 2005 and the remainder in 2006. In addition, TEP expects to spend $3 million for its share of the capital expenditures related to an anticipated outage in 2009. TEP anticipates that internal cash flows will fund its share of the costs related to the plant.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


NOTE 10.  DEBT AND CAPITAL LEASE OBLIGATIONS
--------------------------------------------

     Long-term debt matures more than one year from the date of the financial statements. UniSource Energy and TEP's long-term debt is summarized in the statements of capitalization.

     UNISOURCE ENERGY DEBT

     INTERCOMPANY NOTE PAYABLE

     On January 1, 1998, TEP and UniSource Energy exchanged all the outstanding common stock of TEP on a share-for-share basis for the Common Stock of UniSource Energy. Following the share exchange, TEP transferred the stock of Millennium to UniSource Energy for a $95 million promissory note due in 2008. Approximately $25 million of this note represented a gain to TEP. TEP did not record this gain in income. Instead, this gain was reflected as an increase in TEP's common stock equity when UniSource Energy repaid the note on March 1, 2005 (see Subsequent Events below). In accordance with the ACC order authorizing the formation of the holding company, interest was payable on the note every two years beginning January 1, 2000 at a rate of 9.78% per year.

     BRIDGE LOAN

     In August 2003, UniSource Energy borrowed $35 million from a financial institution in the form of short-term debt to help finance the purchase of Citizens Arizona electric and gas utility assets. The funds were recorded as an equity contribution in the capitalization of UNS Gas and UNS Electric. In October 2003, as required by the debt agreement, UniSource Energy repaid the $35 million loan upon the financial close of the Springerville Unit 3 project. See
Note 14.

   TEP DEBT

     LONG-TERM DEBT

     TEP made the required sinking fund payments of $2 million on its First Mortgage IDBs in each of 2004 and 2003. TEP redeemed $0.4 million of its 8.5% First Mortgage Bonds in 2003 and the remaining $27 million in 2004. TEP paid a premium of $0.4 million related to the 2004 redemption. A portion of this premium was expensed immediately, while the remainder is being amortized over the original life of the bonds. TEP did not issue any new bonds in 2004 or 2003.

     FIRST AND SECOND MORTGAGE INDENTURES

     TEP's first and second mortgage indentures create liens on and security interests in most of TEP's utility plant assets, with the exception of Springerville Unit 2. San Carlos Resources Inc., a wholly-owned subsidiary of TEP, holds title to Springerville Unit 2. Utility Plant under Capital Leases is not subject to such liens or available to TEP creditors, other than the lessors. The net book value of TEP's utility plant subject to the lien of the indentures was $1,166 million at December 31, 2004.

     BANK CREDIT AGREEMENT

     On March 25, 2004, TEP entered into a new $401 million credit agreement. The agreement replaces the credit facilities provided under TEP's $401 million credit agreement that would have expired in 2006. The new credit agreement includes a $60 million revolving credit facility for general corporate purposes and a $341 million letter of credit facility, to support $329 million aggregate principal amount of tax-exempt variable rate bonds. The credit agreement has a five year term through June 30, 2009 and is secured by $401 million in aggregate principal amount of Second Mortgage Bonds issued under TEP's General Second Mortgage Indenture.

     The credit agreement contains a number of restrictive covenants, including restrictions on additional indebtedness, liens, sale of assets and sale-leasebacks. The credit agreement also contains several financial covenants including: (a) minimum consolidated tangible net worth, (b) a minimum cash coverage ratio, and (c) a maximum leverage ratio. Under the terms of the credit agreement, TEP may pay dividends so long as it maintains compliance with the credit agreement. The credit agreement also provides that under certain

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


circumstances, certain regulatory actions could result in a required reduction of the commitments. As of December 31, 2004, TEP was in compliance with the terms of the credit agreement.

     The letter of credit fee of 2.35% on the new facility is significantly lower than the previous credit agreement's weighted average letter of credit fee of approximately 5%. The agreement also provides for letter of credit fronting fees of 0.25%, the same rate as the previous agreement. Unreimbursed drawings on a letter of credit bear a variable rate of interest based on LIBOR plus 2.25% per annum. Interest savings in 2004 were partially offset by the March 2004 write-off of $2 million of fees associated with the prior facility that were capitalized and being amortized through 2006. These fees were related to debt associated with the generation portion of TEP's operations. Fees of $9 million associated with the entry into the new facility are being amortized through June 2009. This expense is included in Long-Term Debt Interest Expense in UniSource Energy and TEP's income statements.

     At December 31, 2004, TEP had no outstanding borrowings under the revolving credit facility. If TEP borrows under the revolving credit facility, the borrowing costs would be at a variable interest rate consisting of a spread over LIBOR or an alternate base rate. The spread is based upon a pricing grid tied to TEP's leverage. The per annum rate currently in effect on borrowings under TEP's revolving credit facility, based on its leverage, is LIBOR plus 2.25%. If TEP's leverage were to change, the spread over LIBOR could range from 1.50% to 2.25%. TEP also pays a commitment fee of 0.50% on the unused portion of the revolving credit facility.

   TEP CAPITAL LEASE OBLIGATIONS

     The terms of TEP's capital leases are as follows:

     o The Sundt Lease has an initial term to January 2011 and provides for renewal periods of two or more years through 2020.
     o The Springerville Common Facilities Leases have an initial term to December 2017 for one lease and January 2021 for the other two leases, subject to optional renewal periods of two or more years through 2025.
     o The Springerville Unit 1 Leases have an initial term to January 2015 and provide for renewal periods of three or more years through 2030.
     o The Springerville Coal Handling Facilities Leases have an initial term to April 2015 and provide for one renewal period of six years, then additional renewal periods of five or more years through 2035.

     On or before each lease expiration date, TEP will determine if it will purchase the assets at the value stipulated in the lease or renegotiate the lease term. In some of the leases, the stipulated value is a fixed amount, and in others it is at fair market value.

     SPRINGERVILLE LEASE DEBT AND EQUITY

     TEP held an investment in Springerville Unit 1 lease debt totaling $98 million at December 31, 2004 and $100 million at December 31, 2003. TEP purchased an additional $4 million of Springerville Unit 1 lease debt in 2004, but made no comparable purchases in 2003. TEP received $7 million in principal payments related to this investment in each of 2004 and 2003.

     In the fourth quarter of 2004, TEP determined that one of its capital lease assets and the corresponding obligation were overstated. To reduce the obligation, an adjustment of $20 million was recorded. See Note 9 and 21.

     TEP also held an investment in Springerville Coal Handling Facilities lease debt totaling $73 million at December 31, 2004 and $79 million at December 31, 2003. TEP received $5 million in principal payments related to this investment in each of 2004 and 2003. TEP purchased a 13% ownership interest in the Springerville Coal Handling Facilities Leases for $13 million in December 2001 and all $96 million of the debt related to these capital leases in January 2002. In March 2002, TEP terminated the lease related to its equity interest and cancelled the associated debt. As a result of the lease termination, TEP recorded a $21 million reduction to the capital lease obligation, a $27 million reduction of its investment, and a $6 million increase in the capital lease asset, which represented the residual value of TEP's interest in the leased asset.

      TEP recognizes interest income on these investments. TEP's purchases of lease debt and equity are reflected in investing activities on TEP's cash flow statements.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


     In 1985, TEP sold and leased back its undivided one-half ownership interest in the common facilities at the Springerville Generating Station. Under the terms of the Springerville Common Facilities Leases, TEP must periodically arrange for refinancing or refunding of the secured notes underlying the leases prior to the named date in order to avoid a special event of loss. The special event of loss date is currently set at June 30, 2006. Interest on the debt is payable at LIBOR plus 4.25%. The LIBOR rate is reset every six months and the average rate in effect on December 31, 2004 was 1.92%, which resulted in a total average interest rate on the lease debt of 6.17% at year end.

   UNS GAS AND UNS ELECTRIC LONG-TERM DEBT

     SENIOR UNSECURED NOTES

     On August 11, 2003, UNS Gas and UNS Electric issued a total of $160 million of aggregate principal amount of senior unsecured notes in a private placement. Proceeds from the note issuance were paid to Citizens to purchase the Arizona gas and electric system assets. UNS Gas issued $50 million of 6.23% notes due August 11, 2011 and $50 million of 6.23% notes due August 11, 2015. UNS Electric issued $60 million of 7.61% notes due August 11, 2008. All three series of notes may be prepaid with a make-whole call premium reflecting a discount rate equal to an equivalent maturity U.S. Treasury security yield plus 50 basis points. UNS Gas and UNS Electric incurred a total of $2 million in debt costs related to the issuance of the notes. These costs were deferred and are being amortized over the life of the notes. The notes are guaranteed by UES.

     The note purchase agreements for both UNS Gas and UNS Electric contain certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments, incurrence of indebtedness, and minimum net worth. For purposes of these notes, net worth equals common stock equity less amounts attributable to minority interests and intangible assets not recoverable through rates. The actual and required minimum net worth levels at December 31, 2004 were as follows:

                                Required
                                Minimum Net       Actual
                                Net Worth       Net Worth
            ---------------------------------------------
                                  -Millions of Dollars-
            UES                   $ 50            $ 100
            UNS Gas                 43               59
            UNS Electric            26               41
            ---------------------------------------------

      The incurrence of indebtedness covenant requires each of UNS Gas and UNS Electric to meet certain tests before an additional dollar of indebtedness may be incurred. These tests include (a) a ratio of Consolidated Long-Term Debt to Consolidated Total Capitalization of no greater than 0.65 to 1.00, and (b) an Interest Coverage Ratio (a measure of cash flow to cover interest expense) of at least 2.50 to 1.00. However, UNS Gas and UNS Electric may, without meeting these tests, refinance indebtedness and incur short-term debt in an amount not to exceed $7 million in the case of UNS Gas, and $5 million in the case of UNS Electric. Neither UNS Gas nor UNS Electric, may declare or make distributions or dividends (restricted payments) on their common stock unless (a) immediately after giving effect to such action no default or event of default would exist under such company's note purchase agreement and (b) immediately after giving effect to such action, such company would be permitted to incur an additional dollar of indebtedness under the debt incurrence test for such company. As of December 31, 2004, UNS Gas and UNS Electric were in compliance with the terms of the note purchase agreements.

     MEG LINE OF CREDIT

     MEG has a bank line of credit for the purpose of issuing letters of credit to counterparties to support its emissions allowance and coal trading activities. In September 2004, MEG reduced this bank line of credit from $5 million to $3 million. As of December 31, 2004, MEG had $2 million in outstanding LOCs, all of which had expired by the end of February 2005. In accordance with UniSource Energy's intention to cease making capital contributions to Millennium, Millennium has significantly reduced the holdings and activity of MEG. MEG is in the process of winding down its activities and will not engage in any new activities after 2005. MEG's bank line of credit will expire on March 27, 2005 and will not be renewed.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


   MATURITIES AND SINKING FUND REQUIREMENTS

      Long-term debt, including sinking funds, and capital lease obligations mature on the following dates:

                                                Scheduled
                                  IDBs          Long-Term          Capital                                              UniSource
                               Supported           Debt             Lease           TEP          UNS          UNS         Energy
                                by LOCs      Retirements (1)     Obligations       Total         Gas       Electric       Total
                              ------------- ------------------- --------------- -----------  ----------- ------------ -------------
                                                                    -Millions of Dollars-
   2005                       $         -       $       2       $        120    $     122    $     -     $      -     $     122
   2006                                 -              21                123          144          -            -           144
   2007                                 -               1                128          129          -            -           129
   2008                                 -             167                121          288          -           60           348
   2009                               329               -                 68          397          -            -           397
   --------------------------------------------------------------------------------------------------------------------------------
   Total 2005-2009                    329             191                560        1,080          -           60         1,140
   Thereafter                           -             579                780        1,359        100            -         1,459
   Less: Imputed Interest               -               -               (585)        (585)         -            -          (585)
   --------------------------------------------------------------------------------------------------------------------------------
   Total                      $       329       $     770       $        755    $   1,854    $   100     $     60     $   2,014
   ================================================================================================================================

   (1) As discussed above, TEP redeemed its remaining First Mortgage IDBs in March 2005. If this redemption were reflected in this table, the only remaining Scheduled Long-Term Debt Retirement for 2005-2009 would be $138 million in 2008.



   SUBSEQUENT EVENTS

      On March 1, 2005, UniSource Energy issued $150 million aggregate principal amount of 4.50% Convertible Senior Notes due 2035 through a domestic offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the Act) and to persons in offshore transactions in reliance on Regulation S under the Act. Each $1,000 principal amount of notes is convertible into
26.6667 shares of UniSource Energy Common Stock at any time, representing a conversion price of approximately $37.50 per share of UniSource Energy Common Stock, subject to adjustment in certain circumstances. Beginning on March 5, 2010, UniSource Energy will have the option to redeem the notes, in whole or in part, for cash, at a price equal to 100% of the principal amount plus accrued and unpaid interest. Holders of the notes will have the ability to require UniSource Energy to repurchase the notes, in whole or in part, for cash on March 1, 2015, 2020, 2025 and 2030, or if certain specified fundamental changes involving UniSource Energy occur. The repurchase price will be 100% of the principal amount of the notes plus accrued and unpaid interest.

      On March 1, 2005, UniSource Energy used $106 million of the net proceeds from this offering to repay the $95 million promissory note to TEP plus accrued interest of $11 million. UniSource Energy expects that TEP will use these funds to redeem or repurchase certain of TEP's existing indebtedness through transactions that may include negotiated or market purchases, tender offers and redemptions. TEP has not yet determined the series of debt to be redeemed or repurchased.

      TEP made the required sinking fund payment of $1 million on its 6.1% First Mortgage IDBs in January 2005. In March 2005, TEP redeemed at par the remaining $31 million of its 6.1% First Mortgage IDBs, which were due in 2008, as well as the remaining $21 million of its 7.5% First Mortgage IDBs, which were due in 2006.


NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------------

      The carrying values and fair values of our financial instruments are as follows:

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


                                                                                      December 31,
                                                                            2004                      2003
                                                                  ---------------------------------------------------
                                                                   Carrying       Fair       Carrying       Fair
                                                                    Value         Value        Value        Value
                                                                  ---------------------------------------------------
                                                                                -Millions of Dollars-
ASSETS:
   TEP Springerville Lease Debt Securities (included in
      Investments and Other Property)                              $    171     $     182    $     179    $     198
LIABILITIES:
   TEP First Mortgage Bonds - Fixed Rate:
      Corporate                                                           -             -           27           27
      IDBs                                                               53            53           55           55
      First Collateral Trust Bonds                                      138           153          138          155
   TEP Second Mortgage Bonds - IDBs (Variable Rate)                     329           329          329          329
   TEP Unsecured IDBs - Fixed Rate                                      579           568          579          582
   UNS Gas Senior Unsecured Notes                                       100           108          100          100
   UNS Electric Senior Unsecured Notes                                   60            64           60           60
                                                                  ---------------------------------------------------


     See Note 10 for a description of TEP's investment in Springerville Lease Debt. TEP intends to hold the $171 million investment in Springerville Lease Debt Securities to maturity ($39 million matures through January 1, 2009, $73 million matures through July 1, 2011, and $59 million matures through January 1,
2013). This investment is stated at amortized cost, which means the purchase cost has been adjusted for the amortization of the premium and discount to maturity. TEP determined the fair value of this investment by calculating the present value of the cash flows of each note, using a discount rate consistent with market yields generally available as of December 31, 2004 and December 31, 2003 for bonds with similar characteristics with respect to credit rating and time-to-maturity. The use of different market assumptions and/or estimation methodologies may yield different estimated fair value amounts.

     TEP considers the principal amounts of variable rate debt outstanding to be reasonable estimates of their fair value. TEP determined the fair value of its taxable fixed rate obligations including the Corporate First Mortgage Bonds and First Collateral Trust Bonds by calculating the present value of the cash flows of each fixed rate obligation. TEP used a rate consistent with market yields generally available as of December 31, 2004 and December 31, 2003 for bonds with similar characteristics with respect to credit rating and time-to-maturity. The use of different market assumptions and/or estimation methodologies may yield different estimated fair value amounts. TEP based the fair value of its tax-exempt fixed rate obligations including the First Mortgage IDBs and the Unsecured IDBs on quoted market prices for the same or similar debt.

     As of December 31, 2004, UNS Gas and UNS Electric determined the fair value of the $160 million of senior unsecured notes by calculating the present value of the cash flows of each note, using a discount rate consistent with market yields generally available as of December 31, 2004 for bonds with similar characteristics with respect to credit rating and time-to-maturity. The use of different market assumptions and/or estimation methodologies may yield different estimated fair value amounts. As of December 31, 2003, UNS Gas and UNS Electric considered the principal amounts of these notes, which were issued in August 2003, to be reasonable estimates of their fair value.

     The carrying amounts of our current assets and liabilities approximate fair value.


NOTE 12.  STOCKHOLDERS' EQUITY
------------------------------

   DIVIDEND LIMITATIONS

     UNISOURCE ENERGY

     In February 2005, UniSource Energy declared a quarterly dividend to the shareholders of $0.19 per share of UniSource Energy Common Stock. The dividend, totaling approximately $7 million, was paid on March 8, 2005 to common shareholders of record as of February 15, 2005. In 2004, UniSource Energy paid quarterly dividends to the shareholders of $0.16 per share, for a total of $0.64 per share, or $22 million, for the year. During 2003, UniSource Energy paid quarterly dividends to the shareholders of $0.15 per share, for a total of $0.60

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


per share, or $20 million, for the year. During 2002, UniSource Energy paid quarterly dividends to the shareholders of $0.125 per share, for a total of $0.50 per share, or $17 million, for the year.

      Our ability to pay cash dividends on Common Stock outstanding depends, in part, upon cash flows from our subsidiaries: TEP, UES, Millennium and UED. Additionally, as a result of the acquisition agreement discussed in Note 2, UniSource Energy's quarterly dividend payment was limited to no more than $0.16 per share in 2004.

      TEP

      TEP paid dividends of $32 million in 2004, $80 million in 2003, and $35 million in 2002. UniSource Energy is the primary holder of TEP's common stock. TEP met the following requirements before paying these dividends:

      o  BANK CREDIT AGREEMENT

      TEP's new Credit Agreement as of March 2004 allows TEP to pay dividends as long as TEP maintains compliance with the agreement and certain financial covenants.

      o  ACC HOLDING COMPANY ORDER

      The ACC Holding Company Order does not allow TEP to pay dividends in excess of 75% of its annual earnings until TEP's equity ratio equals 37.5% of total capitalization, excluding capital lease obligations. The UES Settlement Agreement, as approved by the ACC, modifies this dividend limitation so that it will remain in place until TEP's common equity equals 40% of total capitalization (excluding capital lease obligations).

      o  FEDERAL POWER ACT

      This Act states that dividends shall not be paid out of funds properly included in capital accounts. TEP's 2004, 2003 and 2002 dividends were paid from current year earnings.

      UES

      UES did not pay any dividends to UniSource Energy in 2004 or 2003. UES' ability to pay dividends is limited by restrictions placed on its subsidiaries, UNS Gas and UNS Electric. As discussed in Note 3, the UES Settlement Agreement limits dividends payable by both UNS Gas and UNS Electric to UniSource Energy to 75% of earnings until the ratio of common equity to total capitalization reaches 40%. UNS Electric met this ratio requirement at December 31, 2004. Additionally, the terms of the senior unsecured note agreements entered into by both UNS Gas and UNS Electric contain dividend restrictions. See Note 10.

      MILLENNIUM AND UED

      Millennium did not pay any dividends to UniSource Energy in 2004, 2003 or 2002. UED did not pay any dividends to UniSource Energy in 2004 or 2002. UED paid a dividend to UniSource Energy of $50 million in 2003. Millennium and UED have no dividend restrictions.

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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

NOTE 13.  TEP WHOLESALE ACCOUNTS RECEIVABLE AND ALLOWANCES
----------------------------------------------------------

      TEP's Accounts Receivable from Electric Wholesale Sales, included in Trade Accounts Receivable on the balance sheet, totaled $22 million at December 31, 2004 and $26 million at December 31, 2003, net of allowances. TEP's Allowance for Doubtful Accounts on the balance sheet includes $13 million at December 31, 2004 and $10 million at December 31, 2003 related to sales to the California Power Exchange (CPX) and the California Independent System Operator (CISO) in 2001 and 2000. Excluding the receivables from the CPX and the CISO, substantially all of the December 31, 2004 wholesale receivable balance has been collected as of the date of this filing.

      TEP's collection shortfall from the CPX and the CISO was approximately $9 million for sales made in 2000 and $7 million for sales made in 2001. Since that time, the FERC staff has proposed various methodologies for calculating amounts of refunds/offsets applicable to wholesale sales made into the CISO's spot markets from October 2000 to June 2001. Based upon a FERC order in March 2003 (as reaffirmed by the FERC on October 16, 2003), TEP estimated that it would receive approximately $6 million of its $16 million receivable. In May 2004, the FERC issued two separate orders addressing numerous issues in the refund calculation and the fuel cost allowance calculation (an offset to the refund obligation). Based on these new orders, TEP increased its reserve for sales to the CPX and the CISO by $3 million by recording a reduction of wholesale revenues.

      There are several other outstanding legal issues, complaints and lawsuits concerning the California energy crisis related to the FERC, wholesale power suppliers, Southern California Edison Company, Pacific Gas and Electric Company, the CPX and the CISO. We cannot predict the outcome of these issues or lawsuits. We believe, however, that TEP is adequately reserved for its transactions with the CPX and the CISO.

NOTE 14.  SPRINGERVILLE EXPANSION
---------------------------------

      On October 21, 2003 (the Closing Date), UED, TEP, Tri-State Generation and Transmission Association, Inc. (Tri-State) and Salt River Project Agricultural Improvement and Power District (SRP) entered into an Amended and Restated Joint Development Agreement, which provides for the development of two 400 MW coal-fired units at TEP's existing Springerville Generating Station by parties other than TEP.

      On the Closing Date, TEP transferred the right to construct Unit 3, together with associated rights, to Tri-State. Tri-State completed financing of Unit 3 on that date and immediately began construction. Once the unit is completed, Tri-State will lease 100% of Unit 3 through a 34-year leveraged lease agreement with GE Structured Finance and will take 300 MW of the 400 MW capacity.

      Under the Joint Development Agreement, SRP will purchase 100 MW of Unit 3's capacity from Tri-State under a 30-year power purchase agreement and will have the right to construct and own Unit 4 at a later date. If SRP decides to construct Unit 4, TEP and Tri-State may be required to find a replacement purchaser for SRP's 100 MW power purchase obligation from Unit 3. If TEP and Tri-State are unable to find a replacement purchaser, TEP would then purchase 100 MW of output from Unit 4, beginning with its commercial operation.

      TEP executed contracts to provide operating, maintenance and other services to Units 3 and 4. TEP also agreed to purchase up to 100 MW of Tri-State system capacity for no more than five years from the time Unit 3 begins commercial operation, which we expect to occur in December 2006. TEP will benefit from approximately $90 million in upgraded emissions control equipment for Units 1 and 2 and other facilities at the Springerville Generating Station that will be paid for by the Unit 3 project. Due to the transfer of Unit 3 rights to Tri-State, in November 2003 TEP deposited $17 million with TEP's Second Mortgage Trustee in compliance with TEP's Credit Agreement. Such deposit was returned to TEP in 2004 when TEP refinanced its Credit Agreement and eliminated this requirement.

      On the Closing Date, UED received reimbursement of all project development costs which it incurred in connection with Units 3 and 4 of approximately $29 million, plus a development fee (including accrued interest on development funds advanced) of $11 million. We recognized the development fee as income in the fourth quarter of 2003. On October 24, 2003, UniSource Energy repaid its $35 million short-term bridge loan with the proceeds.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

NOTE 15.  INCOME AND OTHER TAXES
--------------------------------

   INCOME TAXES

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

      Deferred tax assets (liabilities) consist of the following:

                                                               UNISOURCE ENERGY                        TEP
                                                        ----------------------------------------------------------------
                                                                  December 31,                    December 31,
                                                              2004             2003           2004            2003
------------------------------------------------------------------------------------------------------------------------
                                                                             -Millions of Dollars-
GROSS DEFERRED INCOME TAX LIABILITIES
   Plant - Net                                              $    (478)       $   (476)       $    (470)    $    (474)
   Income Taxes Recoverable Through Future
      Revenues Regulatory Asset                                   (20)            (22)             (20)          (22)
   Transition Recovery Asset                                      (89)           (108)             (89)         (108)
   Other                                                          (33)            (31)             (27)          (27)
------------------------------------------------------------------------------------------------------------------------
      GROSS DEFERRED INCOME TAX LIABILITY                        (620)           (637)            (606)         (631)
------------------------------------------------------------------------------------------------------------------------

GROSS DEFERRED INCOME TAX ASSETS
   Capital Lease Obligations                                      314             337              314           337
   Net Operating Loss Carryforwards (NOL)                           7              18                -            11
   Investment Tax Credit Carryforwards                              5               8                5             8
   Alternative Minimum Tax Credit (AMT)                           100              88               92            85
   Accrued Postretirement Benefits                                 19              17               19            17
   Emission Allowance Inventory                                    14              14               14            14

   Coal Contract Termination Fees                                  14              16               14            16
   Springerville Coal Handling Facility                             6               7                6             7
   Reserve for Uncollectible Accounts                               6               4                6             4
   Unregulated Investment Losses                                   30              30                1             1
   Minimum Pension Liability                                        7               1                7             1
   Vacation & Sick Accrual                                          3               3                3             3
   Other                                                           25              21               20            18
------------------------------------------------------------------------------------------------------------------------
GROSS DEFERRED INCOME TAX ASSET                                   550             564              501           522
DEFERRED TAX ASSETS VALUATION ALLOWANCE                            (8)             (7)              (1)            -
------------------------------------------------------------------------------------------------------------------------
      NET DEFERRED INCOME TAX LIABILITY                     $     (78)       $    (80)       $    (106)    $    (109)
========================================================================================================================


      The net deferred income tax liability is included in the balance sheets in the following accounts:

                                                               UNISOURCE ENERGY                         TEP
                                                          --------------------------------------------------------------
                                                                   December 31,                   December 31,
                                                               2004            2003           2004            2003
------------------------------------------------------------------------------------------------------------------------
                                                                              -Millions of Dollars-
Deferred Income Taxes - Current Assets                       $     24        $     16        $      24     $      19
Deferred Income Taxes - Noncurrent Liabilities                   (102)            (96)            (130)         (128)
------------------------------------------------------------------------------------------------------------------------
   NET DEFERRED INCOME TAX LIABILITY                         $    (78)       $    (80)       $    (106)    $    (109)
========================================================================================================================


      The valuation allowance of $8 million at December 31, 2004 and $7 million at December 31, 2003, which reduces the Deferred Tax Asset balance, relates to Net Operating Loss (NOL) and Investment Tax Credit (ITC) carryforward amounts.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


The increase of $1 million is related to TEP's ITC carryforward. Of the $8 million valuation allowance at December 31, 2004, $7 million relates to losses generated by the Millennium entities. In the future, if UniSource Energy and the Millennium entities determine that all or a portion of the losses may be used on tax returns, then UniSource Energy and the Millennium entities would reduce the valuation allowance and recognize benefit of up to $7 million. The primary factor that could cause the Millennium entities to recognize a tax benefit would be a change in expected future taxable income. The remaining $1 million valuation allowance at December 31, 2004 relates to ITC carryfowards at TEP which may not be utilized on tax returns prior to their expiration. If in the future UniSource Energy and TEP determine that it is probable that TEP will not use all or a portion of additional ITC carryforward amounts, then UniSource Energy and TEP would record additional valuation allowance and recognize tax expense. The primary factor that could cause TEP to record additional valuation allowance would be a change in expected future taxable income.

      In 2003, the Deferred Tax Assets Valuation Allowance decreased $15 million due primarily to TEP's expectation of using a portion of its NOL and ITC carryforward amounts. This resulted in the reduction of Income Tax Expense for the year ended December 31, 2003.

      In 2002, the Deferred Tax Assets Valuation Allowance decreased $1 million due primarily to the settlement of audits.

       As of December 31, 2004 UniSource Energy's deferred income tax assets include $14 million related to unregulated investment losses of Millennium. TEP's deferred income tax assets include $1 million related to unregulated investment losses. These losses have not been reflected on UniSource Energy consolidated income tax returns. If UniSource Energy is unable to recognize such losses through its consolidated income tax return in the forseeable future, UniSource Energy and TEP would be required to write off these deferred tax assets. Millennium intends to restructure its ownership in one of these investments, Infinite Power Solutions (IPS), in 2005. As a result of this restructuring, we expect to liquidate IPS for tax purposes resulting in a taxable loss that will be reflected on UniSource Energy's consolidated income tax return. If this liquidation, or another action resulting in the recognition of the loss for tax purposes, does not occur UniSource Energy would be required to eliminate the deferred tax assets and recognize additional tax expense of $6 million.

      TEP had a net intercompany tax payable to affiliates of $4 million at December 31, 2004 and $2 million at December 31, 2003. These amounts are included in TEP's intercompany accounts on its balance sheet.

      In 2004, UniSource Energy recognized $1 million of tax benefit as a result of the settlement of a state income tax audit. This amount is included in the income tax expense (benefit) tables below.

      In 2003, UniSource Energy recognized $1 million of tax and interest expense in anticipation of settlement of state income tax audits and settlement of a state sales tax audit. The income taxes are included in the expense (benefit) tables below.

      In 2002, UniSource Energy recognized a tax benefit of $1.5 million as a result of final agreement with the IRS on audit issues and a tax benefit of $1 million from recognition of losses generated by the sale of a Nations Energy foreign entity.

      In 2004, the tax effect of the exercise of certain employee stock options that are recognized differently for financial reporting and tax purposes was not recorded as a timing difference, but rather was credited to shareholder's equity. This resulted in a $1.5 million increase to the capital of UniSource Energy.

      Additionally, in 2004, as a result of the termination of the UniSource Energy acquisition, UniSource Energy and TEP deducted certain legal and advisory fees which had previously been treated as permanently nondeductible expense. As a result, a current tax benefit of $1.1 million was recognized in the fourth quarter of 2004.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


      Income tax expense (benefit) included in the income statements consists of the following:

                                                 UNISOURCE ENERGY                         TEP
                                             ------------------------------   ----------------------------
                                                                 Years Ended December 31,
                                              2004       2003       2002       2004      2003       2002
---------------------------------------------------------------------------   ----------------------------
                                                                  -Millions of Dollars-
  Current Tax Expense
     Federal                                 $  21      $  11       $ 20       $  28    $ 14      $  23
     State                                       7          5          7           8       7          8
---------------------------------------------------------------------------   ----------------------------
        Total                                   28         16         27          36      21         31
---------------------------------------------------------------------------   ----------------------------
  Deferred Tax Expense (Benefit)
     Federal                                     7         12         (1)          -      16          9
     State                                      (2)        (1)        (7)         (2)     (1)        (3)
---------------------------------------------------------------------------   ----------------------------
        Total                                    5         11         (8)         (2)     15          6
---------------------------------------------------------------------------   ----------------------------
  Increase (Reduction) in Valuation
   Allowance                                     1        (15)        (1)          1     (15)        (1)
---------------------------------------------------------------------------   ----------------------------
Total Federal and State Income Tax
 Expense Before Cumulative Effect
 of Accounting Change                           34         12         18          35      21         36
---------------------------------------------------------------------------   ----------------------------
Tax On Cumulative Effect of
 Accounting Change (See Note 5)                  -         44          -           -      44          -
---------------------------------------------------------------------------   ----------------------------
Total Federal and State Income
 Tax Expense Including Cumulative
 Effect of Accounting Change                 $  34      $  56       $ 18       $  35    $ 65      $  36
===========================================================================   ============================

     The differences between the income tax expense and the amount obtained by multiplying pre-tax income by the U.S. statutory federal income tax rate of 35% are as follows:

                                                    UNISOURCE ENERGY                        TEP
                                           ---------------------------------------------------------------
                                                               Years Ended December 31,
                                              2004       2003       2002       2004      2003       2002
----------------------------------------------------------------------------------------------------------
                                                                -Millions of Dollars-
FEDERAL INCOME TAX EXPENSE AT
 STATUTORY RATE                              $  28      $  21      $  19       $ 28     $  29      $  33
   State Income Tax Expense,
    Net of Federal Deduction                     4          3          2          4         4          4
   Depreciation Differences
    (Flow Through Basis)                         3          4          4          3         4          4
   Federal/State Credits                        (1)        (2)        (4)        (1)       (2)        (4)
   Increase (Reduction) in Valuation
    Allowance                                    1        (15)        (1)         1       (15)        (1)
   Other                                        (1)         1         (2)         -         1          -
----------------------------------------------------------------------------------------------------------
Total Federal and State Income Tax
Expense Before Cumulative Effect
of Accounting Change                         $  34      $  12      $  18       $ 35     $  21      $  36
==========================================================================================================


      The Total Federal and State Income Tax Expense in the tables above is included on UniSource Energy and TEP's income statements.

      At December 31, 2004, UniSource Energy and TEP had, for federal and state income tax filing purposes, the following carryforward amounts:

                                    UNISOURCE ENERGY                                    TEP
                         ----------------------------------------   --------------------------------------
                                  Amount             Expiring                Amount             Expiring
                         ----------------------------------------   --------------------------------------
                          -Millions of Dollars-        Year           -Millions of Dollars-       Year
----------------------------------------------------------------------------------------------------------
Net Operating Losses              $ 18               2021-2022                $ -                   -
Investment Tax Credit                5               2004-2024                  5               2004-2024
AMT Credit                         100                   -                     92                   -
----------------------------------------------------------------------------------------------------------


UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


      The $18 million in NOL carryforwards at UniSource Energy is subject to limitation due to a reorganization of certain Millennium entities in December 2002. The future utilization of these losses is dependant upon the generation of sufficient future taxable income at the separate company level.

   OTHER TAXES

      TEP and UES act as conduits or collection agents for excise tax (sales tax) as well as franchise fees and regulatory assessments. They record liabilities payable to governmental agencies when they bill their customers for these amounts. Neither the amounts billed nor payable are reflected in the income statement.

NOTE 16.  EMPLOYEE BENEFIT PLANS
--------------------------------

   PENSION BENEFIT PLANS

      TEP and UES maintain noncontributory, defined benefit pension plans for substantially all regular employees and certain affiliate employees. Benefits are based on years of service and the employee's average compensation. TEP and UES fund the plans by contributing at least the minimum amount required under Internal Revenue Service regulations. Additionally, we provide supplemental retirement benefits to certain employees whose benefits are limited by IRS benefit or compensation limitations.

   OTHER POSTRETIREMENT BENEFIT PLANS

      TEP provides limited health care and life insurance benefits for retirees. All regular employees may become eligible for these benefits if they reach retirement age while working for TEP or an affiliate.

      TEP amended its other postretirement benefit plan to cap Medicare supplement payments for all current retirees under age 65 and all classified employees retiring after December 31, 2002 and eliminate post-65 medical benefits for all salaried employees retiring after January 1, 2002. These amendments required TEP to recalculate benefits related to participants' past service. TEP is amortizing the change in the benefit cost from these plan amendments on a straight-line basis over 10 years.

      UniSource Energy acquired the Arizona gas and electric system assets from Citizens on August 11, 2003, assuming a $2 million liability for postretirement medical benefits for current retirees and a small group of active employees. The majority of UES employees do not currently participate in the postretirement medical plan.

      The ACC allows TEP and UES to recover postretirement costs through rates only as benefit payments are made to or on behalf of retirees. The postretirement benefits are currently funded entirely on a pay-as-you-go basis. Under current accounting guidance, TEP and UES cannot record a regulatory asset for the excess of expense calculated per Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, over actual benefit payments.

      FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2), provides guidance related to accounting for the federal subsidy available to certain employers providing retirees with prescription drug benefits. For public companies, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Adoption of FSP 106-2 did not have a significant impact on our postretirement benefit costs or cash flows because prescription drug coverage is only available to a limited number of UniSource Energy retirees who are Medicare eligible.

      The actuarial present values of all pension benefit obligations and other postretirement benefit plans were measured at December 1. The tables below include both TEP and UES plans. Amounts included for UES plans are not significant. The change in benefit obligation and plan assets and reconciliation of the funded status are as follows:

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

                                                                                            OTHER POSTRETIREMENT
                                                               PENSION BENEFITS                    BENEFITS
                                                          ------------------------------------------------------------
                                                                        Years Ended December 31,
                                                           2004           2003           2004           2003
----------------------------------------------------------------------------------------------------------------------
                                                                              -Millions of Dollars-
CHANGE IN BENEFIT OBLIGATION
 Benefit Obligation at Beginning of Year                  $ 162          $ 133          $  68         $  59
 Actuarial (Gain) Loss                                       16             16             (1)            3
 Interest Cost                                               10              9              3             4
 Service Cost                                                 6              5              2             2
 Benefits Paid                                               (6)            (5)            (2)           (2)
 Plan Amendments                                              -              4              -             -
 Acquisition Adjustment                                       -              -              -             2
----------------------------------------------------------------------------------------------------------------------
   Benefit Obligation at End of Year                        188            162             70            68
----------------------------------------------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS
 Fair Value of Plan Assets at Beginning of Year             124            106              -            -
 Actual Return on Plan Assets                                12             20              -            -
 Benefits Paid                                               (6)            (5)            (2)          (2)
 Employer Contributions                                       6              3              2            2
----------------------------------------------------------------------------------------------------------------------
   Fair Value of Plan Assets at End of Year                 136            124              -            -
----------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF FUNDED STATUS TO BALANCE SHEET
 Funded Status (Difference between Benefit
  Obligation and Fair Value of Plan Assets)                 (52)           (38)           (70)         (68)
 Unrecognized Net Loss                                       50             37             30           33
 Unrecognized Prior Service Cost (Benefit)                   13             15            (10)         (11)
----------------------------------------------------------------------------------------------------------------------
   Net Amount Recognized in the Balance Sheets            $  11          $  14          $ (50)      $  (46)
======================================================================================================================

AMOUNTS RECOGNIZED IN THE BALANCE SHEETS
 CONSIST OF:
  Prepaid Pension Costs Included in Other Assets          $  17          $  10          $   -       $    -
  Accrued Benefit Liability Included in Other
   Liabilities                                              (35)            (9)           (50)         (46)
  Intangible Asset Included in Other Assets                   9             10              -            -
  Accumulated Other Comprehensive Income                     20              3              -            -
------------------------------------------------------------------------------------------------------------------------
      Net Amount Recognized                               $  11          $  14          $ (50)      $  (46)
========================================================================================================================


     The accumulated benefit obligation (ABO) for all defined benefit pension plans was $154 million and $130 million at December 31, 2004 and 2003, respectively. The ABO was impacted by changes in actuarial assumptions including revised retirement rates and updated mortality rates in addition to a reduction in the discount rate.

                                                      DECEMBER 31,
                                               2004                  2003
--------------------------------------------------------------------------------
                                                 -Millions of Dollars-
INFORMATION FOR PENSION PLANS WITH AN
 ACCUMULATED BENEFIT OBLIGATION IN
 EXCESS OF PLAN ASSETS:
  Projected Benefit Obligation at
   End of Year                                 $ 188                 $ 87
  Accumulated Benefit Obligation at
   End of Year                                   154                   70
  Fair Value of Plan Assets at
   End of Year                                 $ 136                 $ 61
--------------------------------------------------------------------------------


UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


     The components of net periodic benefit costs are as follows:

                                                                                            OTHER POSTRETIREMENT
                                                               PENSION BENEFITS                    BENEFITS
                                                          ------------------------------------------------------------
                                                                          Years Ended December 31,
                                                                2004     2003     2002     2004     2003     2002
----------------------------------------------------------------------------------------------------------------------
                                                                            -Millions of Dollars-
COMPONENTS OF NET PERIODIC COST
 Service Cost                                                  $  6     $  5     $  5     $  2     $  2     $  2
 Interest Cost                                                   10        9        8        3        4        4
 Expected Return on Plan Assets                                 (10)      (9)     (11)       -        -        -
 Prior Service Cost Amortization                                  2        2        2       (1)      (1)       -
 Recognized Actuarial Loss                                        2        2        -        2        2        2
----------------------------------------------------------------------------------------------------------------------
   Net Periodic Benefits Cost (Benefit)                        $ 10     $  9     $  4     $  6     $  7     $  8
======================================================================================================================

     For all pension plans, prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan.


ADDITIONAL INFORMATION                                                                      OTHER POSTRETIREMENT
                                                               PENSION BENEFITS                    BENEFITS
                                                          ------------------------------------------------------------
                                                                        Years Ended December 31,
                                                           2004           2003           2004           2003
----------------------------------------------------------------------------------------------------------------------
                                                                              -Millions of Dollars-
Minimum Pension Liability Included in
  Other Comprehensive Income                               $ 20           $  3            N/A            N/A
----------------------------------------------------------------------------------------------------------------------


                                                                                            OTHER POSTRETIREMENT
                                                               PENSION BENEFITS                    BENEFITS
                                                          ------------------------------------------------------------
                                                           2004           2003           2004           2003
----------------------------------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE
  BENEFIT OBLIGATIONS AS OF DECEMBER 1,
   Discount Rate                                       6.00 - 6.10%       6.25%          5.90%          5.50%
   Rate of Compensation Increase                       3.00 - 5.00%       4.00%             -              -
----------------------------------------------------------------------------------------------------------------------


                                                                                            OTHER POSTRETIREMENT
                                                               PENSION BENEFITS                    BENEFITS
                                                          ------------------------------------------------------------
                                                           2004           2003           2004           2003
----------------------------------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE
 NET PERIODIC BENEFIT COST FOR YEARS ENDED
 DECEMBER 31,
  Discount Rate                                               6.25%       6.75%         5.50%           6.75%
  Rate of Compensation Increase                        3.00 - 5.00%       4.00%            -              -
  Expected Return on Plan Assets                              8.75%       8.75%            -              -
----------------------------------------------------------------------------------------------------------------------

      Net periodic benefit cost is subject to various assumptions and determinations, such as the discount rate, the rate of compensation increase, and the expected return on plan assets. We estimated the expected return on plan assets based on a review of the plans' asset allocations and consultations with a third-party investment consultant and the plans' actuary considering market and economic indicators, historical market returns, correlations and volatility, central banks' and government treasury departments' forecasts and objectives, and recent professional or academic research. Changes that may arise over time with regard to these assumptions and determinations will change amounts recorded in the future as net periodic benefit cost.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

                                                        DECEMBER 31,
                                               2004                     2003
--------------------------------------------------------------------------------
ASSUMED HEALTH CARE COST TREND RATES
  Health Care Cost Trend Rate Assumed
   for Next Year                              11.00%                   12.10%
  Ultimate Health Care Cost Trend Rate
   Assumed                                     5.00%                    5.00%
  Year that the Rate Reaches the
   Ultimate Trend Rate                         2013                     2013
--------------------------------------------------------------------------------


     Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the December 31, 2004 amounts:

                                  ONE-PERCENTAGE-POINT      ONE-PERCENTAGE-POINT
                                        INCREASE                  DECREASE
--------------------------------------------------------------------------------
                                              -Millions of Dollars-
Effect on Total of Service and
 Interest Cost Components                 $  1                      $  -
Effect on Postretirement Benefit
 Obligation                               $  5                      $ (4)
--------------------------------------------------------------------------------

      PLAN ASSETS

      TEP and UES calculate the market-related value of plan assets using the fair value of plan assets on the measurement date. The UES pension plan was initially funded during 2004. TEP and UES' pension plan asset allocations at December 31, 2004 and TEP's pension plan asset allocations at December 31, 2003, by asset category are as follows:


                                     PLAN ASSETS
                                     DECEMBER 31,
                            2004                     2003
-------------------------------------------------------------
ASSET CATEGORY
 Equity Securities         68.25%                68.1%
 Debt Securities           18.23%                18.2%
 Real Estate               13.52%                13.7%
 Other                        -                     -
-------------------------------------------------------------
  Total                   100.0%                100.0%
=============================================================


      TEP's investment policy for the pension plans targets a range of exposure to the various asset classes surrounding the following allocations: equity securities 65%, debt securities 23% and real estate 12%. TEP rebalances the portfolio periodically when the portfolio allocation is not within the desired range of exposure. The plan seeks to provide returns in excess of the portfolio benchmark. The portfolio benchmark consists of the following indices: 55% S&P 500; 10% MSCI EAFE; 23% Lehman Aggregate; and 12% NCREIF. A third party investment consultant tracks the plan's portfolio relative to the benchmark and provides quarterly investment reviews which consist of a performance and risk assessment on all investment managers and on the portfolio.

      Certain managers within the plan use, or have authorization to use, derivative financial instruments for risk management purposes or as a part of their investment strategy. Currency hedges have also been used for defensive purposes. Leverage is used by real estate managers but is limited by investment policy.

      The policy for the UES pension plan is to provide exposures to equity and debt securities by investing in a balanced fund. As of December 31, 2004, the fund had approximately 60% of its assets invested in stocks and 40% in fixed income securities. The fund will hold no more than 75% of its total assets in stocks.

      CONTRIBUTIONS

      TEP expects to contribute $6 million to its pension plans in 2005 and UES expects to contribute $1 million.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

      ESTIMATED FUTURE BENEFIT PAYMENTS

      The following benefit payments, which reflect future service, as appropriate, are expected to be paid:


                         PENSION        OTHER
                         BENEFITS      BENEFITS
-----------------------------------------------------
                          -Millions of Dollars-
2005                     $    4        $    3
2006                          5             4
2007                          6             4
2008                          7             5
2009                          8             6
Years 2010-2014              56            34



   DEFINED CONTRIBUTION PLANS

      TEP and UES sponsor defined contribution savings plans that are offered to all eligible employees. Certain affiliate employees are also eligible to participate. The plans are qualified 401(k) plans under the Internal Revenue Code. In a defined contribution plan, the benefits a participant is to receive result from regular contributions to a participant account. Participants direct the investment of contributions to certain funds in their account. Matching contributions to participant accounts are made under these plans. Matching contributions to these plans were approximately $4 million in 2004 and $3 million in each of 2003 and 2002.


NOTE 17.  STOCK-BASED COMPENSATION PLANS
----------------------------------------

      Through December 31, 2004, we accounted for UniSource Energy's two stock-based compensation plans, the Director's Plan and the Omnibus Plan, under the recognition and measurement principles of APB 25 as allowed under FAS 123. However, management early adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment effective January 1, 2005. See New Accounting Standards.

      The Directors' Plan provides for annual awards of non-qualified stock options and restricted shares or stock units to each eligible director. Under the Directors' Plan, we are authorized to grant up to a total of 324,000 shares. The Omnibus Plan, which expired on February 3, 2004, allowed the Compensation Committee, a committee of non-employee directors, to grant the following types of awards to each eligible employee: stock options; stock appreciation rights; restricted stock; stock units; performance shares; and dividend equivalents. A total of 4.1 million shares were previously available under the Omnibus Plan provisions.

       The terminated acquisition agreement discussed in Note 2 limited the amount of capital stock that UniSource Energy could issue under its stock plans in 2004. Additionally, both plans contain "Change in Control" provisions that provide for accelerated vesting of awards when certain conditions are met. The March 29, 2004 shareholder vote to approve the proposed merger triggered 100% vesting of all awards under the Omnibus Plan. The provision in the Directors' Plan did not take effect as it requires consummation of a merger to accelerate vesting.

      At December 31, 2004, we had stock options, stock units, performance shares and restricted stock grants outstanding as discussed below.

      STOCK OPTIONS

      No stock options were granted during 2004. We granted stock options to key TEP and Millennium employees and members of the Board of Directors during 2003 and 2002. All stock options were granted at exercise prices equal to the market price of the Common Stock at the grant date. Director stock options currently vest over three years, become exercisable in one-third increments on each anniversary date of the grant and expire on the tenth anniversary of the grant.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


      A summary of the stock option activity of the Directors' Plan and Omnibus Plan is as follows:

                                              2004                         2003                          2002
-------------------------------------------------------------------------------------------------------------------------
                                                    WEIGHTED                      Weighted                     Weighted
                                                    AVERAGE                       Average                      Average
                                                    EXERCISE                      Exercise                     Exercise
                                      SHARES         PRICE           Shares        Price          Shares        Price
-------------------------------------------------------------------------------------------------------------------------
Options Outstanding,
  Beginning of Year                 2,478,551        $16.04        2,572,551         $15.77      2,071,503      $15.05
   Granted                                  -             -          120,236         $17.77        590,000      $18.14
   Exercised                         (400,003)       $15.29         (199,400)        $13.72        (64,851)     $14.42
   Forfeited                           (2,996)       $13.66          (14,836)        $14.20        (24,101)     $15.43
                                  ------------                    ------------                  -----------
Options Outstanding,
  End of Year                       2,075,552        $16.19        2,478,551         $16.04      2,572,551      $15.77
                                  ============                    ============                  ===========
Options Exercisable,
  End of Year                       2,053,281        $16.17        1,676,803         $15.27      1,441,829      $14.47

Exercise Price Range of Options Outstanding at December 31, 2004:  $11.00 to $18.84
Weighted Average Remaining Contractual Life at December 31, 2004:  5.68 years
-------------------------------------------------------------------------------------------------------------------------

      As discussed in Note 1, through December 31, 2004 we applied APB 25 in accounting for our stock option plans. We have not recognized any compensation cost for these options because our stock options are granted with an exercise price equal to the market value of the stock at the grant date. We have also adopted the disclosure-only provisions of FAS 123. We present, in Note 1, the effect on net income and earnings per share as if the company had applied the fair value recognition provisions of FAS 123, as required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation
- Transition and Disclosure.

      Stock options awarded on January 1, 2002 accrue dividend equivalents that are paid in cash on the earlier of the date of exercise of the underlying option or the date the option expires. Compensation expense is recognized as dividends are declared. In 2004, 2003 and 2002, we recognized compensation expense of $0.3 million for dividend equivalents on stock option grants.

      RESTRICTED STOCK AND STOCK UNITS

      In 2004, 2003 and 2002, we granted restricted stock awards to directors totaling 6,480 shares, 5,157 shares and 4,644 shares, respectively. The grant date fair value of the shares was $24.68 per share in 2004, $17.44 per share in 2003 and $19.35 per share in 2002. Directors may elect to receive stock units in lieu of restricted shares. The restricted shares or stock units become 100% vested on the third anniversary of the grant date. As discussed above, Directors' awards were not affected by the shareholders' vote to approve the proposed merger. Compensation expense equal to the fair market value on the date of the award is recognized over the vesting period. We recorded compensation expense of $0.1 million in 2004 and less than $0.1 million in 2003 and 2002 related to these awards.

      There were no new stock unit awards granted under the Omnibus Plan in 2004, 2003 or 2002. When prior awards were granted, compensation expense equal to the fair market value on the date of the award was recognized over a three or four year vesting period. All stock unit awards under the Omnibus Plan were fully vested as of March 6, 2004, and were not impacted by the shareholder vote to approve the proposed merger. We recognized compensation expense related to earlier awards of less than $1 million in each of the last three years.

      Fully vested but undistributed stock unit awards accrue dividend equivalent stock units based on the fair market value of common shares on the date the dividend is paid. Compensation expense is recognized when dividends are declared. We recorded compensation expense of $0.2 million in 2004 and 2003 for dividend equivalent stock units.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


      PERFORMANCE SHARES

      In May 2003, the Board of Directors approved a grant of performance shares to key employees under the Omnibus Plan. The shares were to be awarded at the end of a three-year performance period based on goal attainment. The grant date fair value was $17.84 per share. Compensation expense was initially recorded over the performance period based on the anticipated number and market value of shares to be awarded. As a result of the shareholder vote to approve the proposed merger, 53,566 performance shares vested and were distributed. Compensation expense of $2 million was recorded in the first quarter of 2004 for this award. Compensation expense of $0.7 million was recorded in 2003 for this award.


NOTE 18.  UNISOURCE ENERGY EARNINGS PER SHARE (EPS)
---------------------------------------------------

      Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes that proceeds from the hypothetical exercise of stock options and other stock-based awards are used to repurchase outstanding shares of stock at the average fair market price during the reporting period. The numerator in calculating both basic and diluted EPS for each period is Net Income. The following table shows the effects of potential dilutive common stock on the weighted average number of shares:

                                                     Years Ended December 31,
                                                  2004        2003        2002
--------------------------------------------------------------------------------
                                                        - In Thousands-
Denominator:
 Average Shares of Common Stock Outstanding       34,380      33,828      33,665
 Effect of Dilutive Securities:
   Warrants                                            -          -           81
   Options and Stock Issuable under Employee
    Benefit Plans and the Directors' Plan            661         511         476
--------------------------------------------------------------------------------
Total Shares                                      35,041      34,339      34,222
================================================================================


      There were no antidilutive options outstanding during the year ended December 31, 2004. Options to purchase an average of 274,000 and 525,000 shares of Common Stock were outstanding during the years 2003 and 2002, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock.

      At December 31, 2004, UniSource Energy had no outstanding warrants. There were 4.6 million warrants that were exercisable into TEP common stock until December 15, 2002, when they expired. The dilutive effect of these warrants was the same as it would have been if the warrants were exercisable into UniSource Energy Common Stock.


NOTE 19.  RELATED PARTIES
-------------------------

      UniSource Energy incurs corporate costs that are allocated to TEP and its other affiliates. Certain corporate costs are directly assigned to TEP. Other corporate costs are allocated based on a weighted-average residual allocation factor. Management believes this method of allocation is reasonable and approximates the cost that TEP and its other affiliates would have incurred as stand-alone entities. Charges allocated to TEP were $12 million in 2004, $5 million in 2003 and $3 million in 2002.

      TEP provides all corporate services (finance, accounting, tax, information technology services, etc.) to UniSource Energy, UNS Gas and UNS Electric as well as to UniSource Energy's non-utility businesses. Costs are directly assigned to the benefiting entity where possible. Common costs are allocated on a transaction-oriented basis. Management believes this method of allocation is reasonable. The charges by TEP were $7 million in 2004, $5 million in 2003 and $2 million in 2002.

      Southwest Energy Solutions, Inc. (SES), a subsidiary of Millennium, provides a supplemental workforce for TEP. Types of services provided for TEP are dusk to dawn lighting, facilities maintenance, meter reading, solar work, transmission and distribution, and general supplemental support. SES bills TEP

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


for providing these services. Management believes that the charges for services are reasonable and approximates the cost that TEP would have incurred if it performed these services directly. The charges to TEP for these services were $13 million in 2004, $8 million in 2003 and $8 million in 2002.

      Haddington Energy Partners II, LP (Haddington) funds energy-related investments. A member of the UniSource Energy Board of Directors has an investment in Haddington and is a managing director of the general partner of the limited partnership. Millennium owns 31% of Haddington and accounts for this investment under the equity method.

      Valley Ventures III, LP (Valley Ventures) is a venture capital fund that invests in information technology, microelectronics and biotechnology, primarily within the southwestern U.S. Another member of the UniSource Energy Board of Directors is a general partner of the company that manages the fund. Millennium owns 15% of the fund and accounts for this investment under the equity method due to an ability to exercise significant influence over the fund based on the related party disclosure above.

         Carboelectrica Sabinas, S. de R.L. de C.V. (Sabinas) is a Mexican limited liability company created to develop up to 800 megawatts (MW) of coal-fired generation in the Sabinas region of Coahuila, Mexico. Millennium owns 50% of Sabinas. Altos Hornos de Mexico, S.A. de C.V. (AHMSA) and affiliates own the remaining 50%. UniSource Energy's Chairman, President and Chief Executive Officer is a member of the board of directors of AHMSA. As of December 31, 2004, Millennium's investment in Sabinas is approximately $19 million. Millennium accounts for the investment in Sabinas under the cost method.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

NOTE 20.  SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

      A reconciliation of net income to net cash flows from operating activities follows:

                                                                                        UNISOURCE ENERGY
                                                                        ----------------------------------------------
                                                                                     Years Ended December 31,
                                                                              2004          2003            2002
                                                                        ----------------------------------------------
                                                                                     -Thousands of Dollars-
NET INCOME                                                                  $45,919        $113,941       $ 34,928
ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH FLOWS FROM OPERATING ACTIVITIES
     Cumulative Effect of Accounting Change-Net of Tax                            -         (67,471)             -
     Depreciation and Amortization Expense                                  135,315         130,643        127,923
     Depreciation Recorded to Fuel and Other O&M Expense                      6,175           6,230          5,701
     Coal Contract Amendment Fee                                                  -               -        (14,248)
     Amortization of Transition Recovery Asset                               50,153          31,752         24,489
     Net Unrealized (Gain) Loss on TEP Forward Electric Sales                (1,509)            761          1,302
     Net Unrealized Loss (Gain) on TEP Forward Electric Purchases               250            (378)        (1,835)
     Net Unrealized Gain on MEG Trading Activities                             (551)         (1,046)          (188)
     Amortization of Deferred Debt-Related Costs included in
       Interest Expense                                                       5,413           2,972          2,058
    Provision for Bad Debts                                                   2,821           4,820          1,688
     Deferred Income Taxes                                                    5,303          (3,002)        (8,694)
     (Gain) Loss from Equity Method Investment Entities                      (7,326)          2,984          3,560
     Gain on Sale of Real Estate                                               (725)           (467)             -
     Other                                                                  (10,981)         46,052        (13,953)
     Changes in Assets and Liabilities which Provided (Used)
       Cash Exclusive of Changes Shown Separately
         Accounts Receivable                                                (13,927)        (18,622)        37,591
         Materials and Fuel Inventory                                        (3,926)         (7,412)        (2,118)
         Accounts Payable                                                    29,531          (7,944)       (35,193)
         Interest Accrued                                                     9,890          13,151         18,542
         Taxes Accrued                                                       15,684          10,353         (8,331)
         Other Current Assets                                               (49,781)         (7,011)       (12,199)
         Other Current Liabilities                                           53,396          12,688          5,991
         Other Deferred Credits and Other Liabilities                        18,815          17,442          9,423
         Deposit - Second Mortgage Indenture                                 17,040         (17,040)             -
----------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS - OPERATING ACTIVITIES                                      $306,979        $263,396       $176,437
======================================================================================================================

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

                                                                                             TEP
                                                                     ----------------------------------------------
                                                                                   Years Ended December 31,
                                                                           2004          2003            2002
-------------------------------------------------------------------------------------------------------------------
                                                                                  -Thousands of Dollars-
NET INCOME                                                               $ 46,127       $ 128,913        $ 55,390
ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH FLOWS FROM OPERATING ACTIVITIES
     Cumulative Effect of Accounting Change-Net of Tax                          -         (67,471)              -
     Depreciation and Amortization Expense                                117,109         121,037         124,054
     Depreciation Recorded to Fuel and Other O&M Expense                    6,175           6,230           5,701
     Coal Contract Amendment Fee                                                -               -         (14,248)
     Amortization of Transition Recovery Asset                             50,153          31,752          24,489
     Net Unrealized (Gain) Loss on Forward Electric Sales                  (1,509)            761           1,302
     Net Unrealized Loss (Gain) on Forward Electric Purchases                 250            (378)         (1,835)
     Amortization of Deferred Debt-Related Costs included in
       Interest Expense                                                     5,104           2,921           2,058
     Provision for Bad Debts                                                1,691           4,460           1,688
     Deferred Income Taxes                                                 (1,011)          1,136           5,522
     (Gains) Losses from Equity Method Investment Entities                   (168)           (142)            530
     Interest Accrued on Note Receivable from UniSource Energy             (9,329)        (10,242)         (9,329)
     Gain on Sale of Real Estate                                             (725)           (467)              -
     Other                                                                 (3,219)         15,927            (250)
     Changes in Assets and Liabilities which Provided (Used)
       Cash Exclusive of Changes Shown Separately
         Accounts Receivable                                              (23,774)         (8,717)         32,318
         Materials and Fuel Inventory                                      (1,100)         (5,607)         (1,331)
         Accounts Payable                                                  24,958           8,225         (35,011)
         Interest Accrued                                                  10,264          28,576          18,542
         Taxes Accrued                                                     20,031           1,281          (3,663)
         Other Current Assets                                              (5,328)            581         (12,771)
         Other Current Liabilities                                          4,790           1,468           6,157
         Other Deferred Credits and Other Liabilities                      17,622          17,785           7,678
         Deposit - Second Mortgage Indenture                               17,040         (17,040)              -
--------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS - OPERATING ACTIVITIES                                    $275,151       $ 260,989        $206,991
====================================================================================================================



     Non-cash investing and financing activities of UniSource Energy and TEP that affected recognized assets and liabilities but did not result in cash receipts or payments were as follows:

                                        Years Ended December 31,
                                     2004        2003         2002
------------------------------------------------------------------------
                                         -Thousands of Dollars-

Capital Lease Obligations         $ 12,273     $ 10,731     $ 11,604
------------------------------------------------------------------------



      The non-cash change in capital lease obligations represents interest accrued for accounting purposes in excess of interest payments in 2004, 2003, and 2002.

       On August 11, 2003, UniSource Energy acquired the Arizona gas and electric system assets from Citizens for $223 million, comprised of the base purchase price plus other operating capital adjustments and transaction costs. In conjunction with the acquisition, liabilities were assumed as follows:

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

                                           - Thousands of Dollars -
--------------------------------------------------------------------
Fair Value of Assets Acquired                      $262,044
Liabilities Assumed                                  38,648
--------------------------------------------------------------------
 Assets/Liabilities Purchased                      $223,396
====================================================================

Cash Paid for Citizens Assets                      $218,558
Transaction Costs                                     4,838
--------------------------------------------------------------------
 Total Purchase Price                              $223,396
====================================================================



NOTE 21.  QUARTERLY FINANCIAL DATA (UNAUDITED)
----------------------------------------------

      Our quarterly financial information has not been audited but, in management's opinion, includes all adjustments necessary for a fair presentation. Our utility businesses are seasonal in nature with peak sales periods for TEP and UNS Electric generally occurring during the summer months and peak sales periods for UNS Gas generally occurring during the winter months. Accordingly, comparisons among quarters of a year may not represent overall trends and changes in operations.


                                                                                           UNISOURCE ENERGY
                                                                    -------------------------------------------------------------
                                                                      FIRST          SECOND         THIRD         FOURTH
                                                                    -------------------------------------------------------------
                                                                                        -Thousands of Dollars-
                                                                                        (except per share data)
2004

Operating Revenue                                                   $270,084        $290,081       $335,309     $273,504
Operating Income                                                      42,710          61,571         75,461       39,648
Net Income                                                             6,421          12,801         23,799        2,898

Basic EPS                                                              $0.19           $0.37          $0.69        $0.08
Diluted EPS                                                            $0.18           $0.37          $0.68        $0.08

2003

Operating Revenue                                                   $172,247        $216,073       $304,252     $280,183
Operating Income                                                      12,069          46,981         83,719       60,236
Income (Loss) Before Cumulative Effect of Accounting Change          (15,125)          6,920         27,376       27,299
Cumulative Effect of Accounting Change - Net of Tax                   67,471               -              -            -
Net Income                                                            52,346           6,920         27,376       27,299

Basic EPS:
----------
Income (Loss) Before Cumulative Effect of Accounting Change           $(0.45)          $0.20          $0.81        $0.81
Cumulative Effect of Accounting Change - Net of Tax                     2.00               -              -            -
Net Income                                                              1.55            0.20           0.81         0.81

Diluted EPS:
------------
Income (Loss) Before Cumulative Effect of Accounting Change            (0.45)           0.20           0.80         0.79
Cumulative Effect of Accounting Change - Net of Tax                     2.00               -              -            -
Net Income                                                              1.55            0.20           0.80         0.79


UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)


                                                                                                  TEP
                                                                    -------------------------------------------------------------
                                                                      FIRST          SECOND         THIRD         FOURTH
                                                                    -------------------------------------------------------------
                                                                                        -Thousands of Dollars-
2004

Operating Revenue                                                   $186,974        $233,742       $272,085     $196,497
Operating Income                                                      35,688          62,269         74,531       34,196


Interest Income - Note Receivable from UniSource Energy                2,320           2,319          2,345        2,345

Net Income                                                               794          18,017         26,222        1,094

2003

Operating Revenues                                                   $171,627       $214,688       $265,871     $199,365
Operating Income                                                       19,641         55,825         87,015       48,517

Interest Income - Note Receivable from UniSource Energy                 2,525          2,554          2,581        2,582

Income (Loss) Before Cumulative Effect of Accounting Change            (8,100)        13,511         32,194       23,837
Cumulative Effect of Accounting Change - Net of Tax                    67,471              -              -            -
Net Income                                                             59,371         13,511         32,194       23,837



EPS is computed independently for each of the quarters presented. Therefore, the sum of the quarterly EPS amounts may not equal the total for the year.

      The principal unusual items for TEP and UniSource Energy include:

      TEP AND UNISOURCE ENERGY

      o FOURTH QUARTER 2004: UniSource Energy recorded a $7 million pre-tax acquisition termination fee of which 77% was allocated to TEP. See Note 2. UniSource Energy recognized a current income tax benefit of $1.1 million as a result of deducting certain acquisition-related legal and advisory fees that had previously been treated as permanently nondeductible expenses, 77% of which was recognized by TEP. TEP recorded a $2 million pre-tax net cumulative reduction of previously overstated depreciation and interest expense related to a capitalized lease transaction. See Notes 9 and 10. TEP recognized a $1 million income tax expense due to the uncertainty of future use of certain ITC carryforwards. See Note 15.

      o FIRST QUARTER 2003: TEP recorded an after-tax gain of $67 million for the cumulative effect of adopting FAS 143. See Note 5.

      o FOURTH QUARTER 2003: TEP recognized a $15 million tax benefit due to a reduction in its NOL valuation allowance. See Note 15. UniSource Energy recorded $3 million of acquisition-related fees, 80% of which were allocated to TEP. These fees did not result in a current tax deduction. See Note 15.

      UNISOURCE ENERGY

      o FIRST QUARTER 2004: MEH recognized a $3.1 million after-tax gain from the sale of Sago Energy, LP's operating subsidiaries, a Haddington investment.

      o FOURTH QUARTER 2003: UED recognized an $11 million pre-tax development fee for closing the Springerville expansion project. See Note 14. This quarter also includes the first full quarter of activity for UES which was established on August 11, 2003. UES contributed Operating Revenues of $69 million, Operating Income of $7 million and Net Income of $3 million to fourth quarter results.

UNISOURCE ENERGY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                           ADDITIONS-
                                               BEGINNING   CHARGED TO                ENDING
          DESCRIPTION                           BALANCE      INCOME     DEDUCTIONS   BALANCE
--------------------------------------------------------------------------------------------
       Year Ended December 31,                             -Millions of Dollars-
Deferred Tax Assets Valuation Allowance (1)
                2004                             $  7         $ 1           $ -       $ 8
                2003                               22           -            15         7
                2002                               16           7             1        22

Allowance for Doubtful Accounts (2)
                2004                             $ 12         $ 7           $ 2       $ 17
                2003                                9           5             2         12
                2002                                9           2             2          9
--------------------------------------------------------------------------------------------

(1) The deferred tax assets valuation allowance reduces the deferred tax asset balance. It relates to NOL and ITC carryforward amounts. UniSource, TEP and Subsidiaries charged $1 million to income in 2004 related to TEP's ITC carryforwards that may not be utilized prior to their expiration. UniSource, TEP and Subsidiaries reduced the deferred tax assets valuation in 2003 primarily based on guidance issued by the Internal Revenue Service in September, 2003 (see
Note 15 of Notes to Consolidated Financial Statements). UniSource, TEP and Subsidiaries charged approximately $7 million to income in 2002 relating to the limitation on the utilization of operating losses generated by certain Millennium entities. UniSource, TEP and Subsidiaries reduced the deferred tax assets valuation in 2002 due to the settlement of Internal Revenue Service audits.

(2) TEP and UES record additions to the Allowance for Doubtful accounts based on historical experience and any specific customer collection issues identified. Deductions principally reflect amounts charged off as uncollectible, less amounts recovered. Balances related primarily to TEP reserves for sales to the CPX and CISO in 2000 and 2001. See Note 13 of Notes to Consolidated Financial Statements.



TEP
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                           ADDITIONS-
                                               BEGINNING   CHARGED TO                ENDING
          DESCRIPTION                           BALANCE      INCOME     DEDUCTIONS   BALANCE
--------------------------------------------------------------------------------------------
       Year Ended December 31,                             -Millions of Dollars-
Deferred Tax Assets Valuation Allowance (1)
               2004                               $ -         $ 1          $ -         $  1
               2003                                15           -           15            -
               2002                                16           -            1           15

Allowance for Doubtful Accounts (2)
               2004                               $11         $ 5          $ 2         $ 14
               2003                                 9           5            3           11
               2002                                 9           2            2            9
-------------------------------------------------------------------------------------------

(1) The deferred tax assets valuation allowance reduces the deferred tax asset balance. It relates to NOL and ITC carryforward amounts. TEP charged $1 million to income in 2004 related to ITC carryforwards that may not be utilized prior to their expiration. TEP reduced the deferred tax assets valuation in 2003 primarily based on guidance issued by the Internal Revenue Service in September, 2003 (see Note 15 of Notes to Consolidated Financial Statements). TEP reduced the deferred tax assets valuation in 2002 due to the settlement of Internal Revenue Service audits.

(2) TEP recorded $7 million of expense in the first quarter of 2001 and $9 million in the fourth quarter of 2000 to reserve for uncollectible amounts related to sales to the state of California in 2000 and the first quarter of 2001. TEP reversed $8 million of the $16 million reserve in the fourth quarter of 2001. In the first quarter of 2003, TEP increased its reserve for sales to the CPX and the CISO by $2 million by recording a reduction of wholesale revenues. In the second quarter of 2004, TEP increased its reserve for sales to the CPX and the CISO by an additional $3 million based on new FERC orders. Deductions principally reflect amounts charged off as uncollectible, less amounts recovered (see Note 13 of Notes to Consolidated Financial Statements).



ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     None.

ITEM 9A. - CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

     UniSource Energy and TEP's Chief Executive Officer and Chief Financial Officer supervised and participated in UniSource Energy and TEP's evaluation of their disclosure controls and procedures as of December 31, 2004. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in UniSource Energy and TEP's periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Based upon the evaluation performed, UniSource Energy and TEP's Chief Executive Officer and Chief Financial Officer concluded that UniSource Energy and TEP's disclosure controls and procedures are effective.

     While UniSource Energy and TEP continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting, there has been no change in UniSource Energy or TEP's internal control over financial reporting during the fourth quarter of 2004, that has materially affected, or is reasonably likely to materially affect, UniSource Energy or TEP's internal control over financial reporting.

     UniSource Energy's Management's Report on Internal Control Over Financial Reporting Under 404 of Sarbanes-Oxley appears as the first report under Item 8 and the Report of Independent Registered Public Accounting Firm appears as the second report under Item 8 in this Annual Report on Form 10-K.

ITEM 9B. - OTHER INFORMATION
--------------------------------------------------------------------------------

     In December 1998, TEP entered into change in control agreements (the "Agreements") with all of the officers of TEP. As of March 1, 2005, the Agreements were in effect with respect to the following officers: Thomas A. Delawder, Michael DeConcini, Steven J. Glaser, Thomas N. Hansen, Karen G. Kissinger, Kevin P. Larson, Steven W. Lynn, Dennis R. Nelson, Vincent Nitido Jr. and James S. Pignatelli.

     The Agreements provide that each officer shall be employed by TEP, or one of its subsidiaries or affiliates, in a position comparable to his or her current position, with compensation and benefits, which are at least equal to their then current compensation and benefits, for a period of five years after a change in control (subject to earlier termination due to the officer's acceptance of a position with another company or termination for cause). In the event that the officer's employment is terminated by TEP (with the exception of termination due to the officer's acceptance of another position or for cause), or if the officer terminates employment because of a reduction in position, responsibility, compensation or for certain other stated reasons, the officer is entitled to certain severance benefits. Under the terms of the Agreements, the approval by UniSource Energy's shareholders at the March 29, 2004 special meeting of the proposed acquisition of all of UniSource Energy's outstanding Common Stock by Saguaro constituted a change of control.

     On March 3, 2005, TEP provided the officers with respect to which the Agreements were in effect at that time, written notice of the termination of the Agreements. Pursuant to the terms of the Agreements, the termination will become effective on March 3, 2010, the fifth anniversary of the date of the written notice of termination.

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS
--------------------------------------------------------------------------------

   DIRECTORS
   ---------

     Certain of the individuals serving as Directors of UniSource Energy also serve as the Directors of TEP. Information concerning Directors will be contained under Election of Directors in UniSource Energy's Proxy Statement relating to the 2005 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2004, which information is incorporated herein by reference.

   EXECUTIVE OFFICERS - UNISOURCE ENERGY
   -------------------------------------

     Executive Officers of UniSource Energy, who are elected annually by UniSource Energy's Board of Directors, are as follows:

                                                                  EXECUTIVE
                                                                   OFFICER
NAME                   AGE   POSITION(S) HELD                       SINCE
--------------------------------------------------------------------------------
James S. Pignatelli    61    Chairman, President and
                             Chief Executive Officer                1998
Michael J. DeConcini   40    Senior Vice President, Investments
                             and Planning                           1999
Dennis R. Nelson       54    Senior Vice President, Utility
                             Services                               1998
Karen G. Kissinger     50    Vice President, Controller and
                             Chief Compliance Officer               1998
Kevin P. Larson        48    Vice President, Chief Financial
                             Officer and Treasurer                  2000
Steven W. Lynn         58    Vice President, Communications
                             and Government Relations               2003
Vincent Nitido, Jr.    49    Vice President, General Counsel
                             and Chief Administrative Officer       2000
Catherine A. Nichols   46    Corporate Secretary                    2003
--------------------------------------------------------------------------------

JAMES S. PIGNATELLI         Mr. Pignatelli joined TEP as Senior Vice President
                            in August 1994 and was elected Senior Vice President and Chief Operating Officer in 1996. He was named
                            Senior Vice President and Chief Operating Officer of
                            UniSource Energy in January 1998, and Executive Vice
                            President and Chief Operating Officer of TEP in
                            March 1998. On June 23, 1998, Mr. Pignatelli was named Chairman, President and CEO of UniSource
                            Energy and TEP. Prior to joining TEP, he was President and Chief Executive Officer from 1988 to
                            1993 of Mission Energy Company, a subsidiary of SCE
                            Corp.

MICHAEL J. DECONCINI        Mr. DeConcini joined TEP in 1988 and served in
                            various positions in finance, strategic planning and wholesale marketing. He was Manager of TEP's
                            Wholesale Marketing Department in 1994, adding
                            Product Development and Business Development in
                            1997. In November 1998, he was elected Vice
                            President of MEH, and elected Vice President,
                            Strategic Planning of UniSource Energy in February
                            1999. He was named Senior Vice President,
                            Investments and Planning of UniSource Energy in
                            October 2000. Mr. DeConcini was elected Senior Vice
                            President and Chief Operating Officer of the Energy
                            Resources business unit of TEP, effective January 1, 2003.

DENNIS R. NELSON            Mr. Nelson joined TEP as a staff attorney in 1976.
                            He was manager of the Legal Department from 1985 to 1990. He was elected Vice President, General Counsel and Corporate Secretary in January 1991. He was named Vice President, General Counsel and Corporate
                            Secretary of UniSource Energy in January 1998. Mr.
                            Nelson was named Senior Vice President and General
                            Counsel of TEP in November 1998. In December 1998, he was named Chief Operating Officer, Corporate
                            Services of TEP. In October 2000, he was named
                            Senior Vice President, Governmental Affairs of
                            UniSource Energy and Senior Vice President and Chief
                            Operating Officer of the Energy Resources business unit of TEP. Mr. Nelson was elected Senior Vice
                            President of Utility Services, effective January 1,
                            2003 and named Chief Operating Officer of UES on
                            August 11, 2003.

KAREN G. KISSINGER          Ms. Kissinger joined TEP as Vice President and
                            Controller in January 1991. She was named Vice
                            President, Controller and Principal Accounting
                            Officer of UniSource Energy in January 1998. In
                            November 1998, Ms. Kissinger was also named Chief
                            Information Officer of TEP. She was named Chief
                            Compliance Officer of UniSource Energy and TEP, effective January 1, 2003.

KEVIN P. LARSON             Mr. Larson joined TEP in 1985 and thereafter held
                            various positions in its finance department and at TEP's investment subsidiaries. In January 1991, he was elected Assistant Treasurer of TEP and named
                            Manager of Financial Programs. He was elected
                            Treasurer of TEP in August 1994 and Vice President in March 1997. In October 2000, he was elected Vice
                            President and Chief Financial Officer of both
                            UniSource Energy and TEP and remains Treasurer of both organizations.

STEVEN W. LYNN              Mr. Lynn joined TEP in 2000 as Manager of Corporate
                            Relations for UniSource Energy and was named Manager of Corporate Relations of both TEP and UniSource
                            Energy during 2000. In January 2003, he was elected
                            Vice President of Communications and Government
                            Relations at UniSource Energy and TEP. Prior to joining TEP, Mr. Lynn was an owner-partner from 1984
                            - 2000 of Nordensson Lynn & Associates, Inc., a
                            Tucson-based advertising, marketing and public relations firm.

VINCENT NITIDO, JR.         Mr. Nitido joined TEP as a staff attorney in 1991.
                            He was promoted to Manager of the Legal Department in 1994, and elected Vice President and Assistant
                            General Counsel in 1998. In October 2000, he was elected Vice President, General Counsel of both
                            UniSource Energy and TEP and Corporate Secretary of
                            UniSource Energy. Mr. Nitido was also named Chief
                            Administrative Officer of UniSource Energy and TEP, effective January 1, 2003.

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

   EXECUTIVE OFFICERS - TUCSON ELECTRIC POWER COMPANY
   --------------------------------------------------

     Executive Officers of TEP, who are elected annually by TEP's Board of Directors, are:

                                                                    EXECUTIVE
                                                                     OFFICER
NAME                   AGE   POSITION(S) HELD                        SINCE
--------------------------------------------------------------------------------
James S. Pignatelli    61    Chairman, President and
                             Chief Executive Officer                1994
Michael J. DeConcini   40    Senior Vice President, Energy
                             Resources Business Unit                2003
Steven J. Glaser       47    Senior Vice President and
                             Chief Operating Officer,
                             Transmission and Distribution
                             Business Unit                          1994
Thomas A. Delawder     58    Vice President, Energy Resources
                             Business Unit                          1985
Thomas N. Hansen       54    Vice President / Technical Advisor     1992
Karen G. Kissinger     50    Vice President, Controller and Chief
                             Compliance Officer                     1991
Kevin P. Larson        48    Vice President, Chief Financial
                             Officer and Treasurer                  1994
Steven W. Lynn         58    Vice President, Communications and
                             Government Relations                   2003
Vincent Nitido, Jr.    49    Vice President, General Counsel
                             and Chief Administrative Officer       1998
Catherine A. Nichols   46    Corporate Secretary                    1998
--------------------------------------------------------------------------------

JAMES S. PIGNATELLI         See description shown under UniSource Energy
                            Corporation above.

MICHAEL J. DECONCINI        See description shown under UniSource Energy
                            Corporation above.

STEVEN J. GLASER            Mr. Glaser joined TEP in 1990 as a Senior Attorney
                            in charge of Regulatory Affairs. He was Manager of TEP's Legal Department from 1992 to 1994, and
                            Manager of Contracts and Wholesale Marketing from
                            1994 until elected Vice President, Business
                            Development. In 1995, he was named Vice President,
                            Wholesale/Retail Pricing and System Planning. He was named Vice President, Energy Services in 1996 and
                            Vice President, Rates and Regulatory Support and
                            Utility Distribution Company Energy Services in
                            November 1998. In October 2000, he was named Senior
                            Vice President and Chief Operating Officer of the
                            Transmission and Distribution business unit.

THOMAS A. DELAWDER          Mr. Delawder joined TEP in 1974 and thereafter
                            served in various engineering and operations positions. In April 1985, he was named Manager, Systems Operations and was elected Vice President,
                            Power Supply and System Control in November 1985. In
                            February 1991, he became Vice President, Engineering and Power Supply and in January 1992 he became Vice
                            President, System Operations. In 1994, he became
                            Vice President of the Energy Resources business unit. Mr. Delawder has submitted his intent to retire, after 30 years of service, effective April
                            1, 2005.

THOMAS N. HANSEN            Mr. Hansen joined TEP in December 1992 as Vice
                            President, Power Production. Prior to joining TEP,
                            Mr. Hansen was Century Power Corporation's Vice
                            President, Operations from 1989 and Plant Manager at
                            Springerville from 1987 through 1988. In 1994, he was named Vice President / Technical Advisor.

KAREN G. KISSINGER          See description shown under UniSource Energy
                            Corporation above.

KEVIN P. LARSON             See description shown under UniSource Energy
                            Corporation above.

STEVEN W. LYNN              See description shown under UniSource Energy
                            Corporation above.

VINCENT NITIDO, JR.         See description shown under UniSource Energy
                            Corporation above.

CATHERINE A. NICHOLS        See description shown under UniSource Energy
                            Corporation above.

     Information required by Items 405 and 406 of SEC Regulation S-K will be included in UniSource Energy's Proxy Statement relating to the 2005 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2004, which information is incorporated herein by reference.

ITEM 11. - EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

     Information concerning Executive Compensation will be contained under Executive Compensation and Other Information in UniSource Energy's Proxy Statement relating to the 2005 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2004, which information is incorporated herein by reference.


ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

   GENERAL

     At March 11, 2005, UniSource Energy had outstanding 34.5 million shares of Common Stock. As of March 11, 2005, the number of shares of Common Stock beneficially owned by all directors and officers of UniSource Energy as a group amounted to approximately 6% of the outstanding Common Stock.

     At March 11, 2005, UniSource Energy owned greater than 99.9% of the outstanding shares of common stock of TEP.

   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Information concerning the security ownership of certain beneficial owners of UniSource Energy will be contained under Security Ownership of Certain Beneficial Owners in UniSource Energy's Proxy Statement relating to the 2005 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2004, which information is incorporated herein by reference.

   SECURITY OWNERSHIP OF MANAGEMENT

     Information concerning the security ownership of the Directors and Executive Officers of UniSource Energy and TEP will be contained under Security Ownership of Management in UniSource Energy's Proxy Statement relating to the 2005 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2004, which information is incorporated herein by reference.

     SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     Information concerning securities authorized for issuance under equity compensation plans will be contained under Securities Authorized for Issuance under Equity Compensation Plans in UniSource Energy's Proxy Statement relating to the 2005 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2004, which information is incorporated herein by reference.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

     Information concerning certain relationships and related transactions of UniSource Energy and TEP will be contained under Transactions with Management and Others and Compensation Committee Interlocks and Insider Participation in UniSource Energy's Proxy Statement relating to the 2005 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2004, which information is incorporated herein by reference.

ITEM 14. - PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------------------------------------------------------------------------------

     Information concerning principal accountant fees and services will be contained in UniSource Energy's Proxy Statement relating to the 2005 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2004, which information is incorporated herein by reference.

                                     PART IV


ITEM 15. - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
--------------------------------------------------------------------------------

                                                                           Page
                                                                           ----
(a)  1.    Consolidated Financial Statements as of December 31, 2004
           and 2003 and for Each of the Three Years in the Period
           Ended December 31, 2004

           UNISOURCE ENERGY CORPORATION
           Report of Independent Registered Public Accounting Firm          69
           Consolidated Statements of Income                                70
           Consolidated Statements of Cash Flows                            71
           Consolidated Balance Sheets                                      72
           Consolidated Statements of Capitalization                        73
           Consolidated Statements of Changes in Stockholders' Equity       74
           Notes to Consolidated Financial Statements                       80

           TUCSON ELECTRIC POWER COMPANY
           Report of Independent Registered Public Accounting Firm          69
           Consolidated Statements of Income                                75
           Consolidated Statements of Cash Flows                            76
           Consolidated Balance Sheets                                      77
           Consolidated Statements of Capitalization                        78
           Consolidated Statements of Changes in Stockholders' Equity       79
           Notes to Consolidated Financial Statements                       80

     2.    Financial Statement Schedule
           Schedule II
               Valuation and Qualifying Accounts                            133

     3.    Exhibits


     Reference is made to the Exhibit Index commencing on page 144.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNISOURCE ENERGY CORPORATION


Date:    March 16, 2005                By: /s/ Kevin P. Larson
                                       -----------------------------------------
                                               Kevin P. Larson
                                               Vice President and Principal
                                               Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    March 16, 2005                /s/     James S. Pignatelli*
                                       -----------------------------------------
                                               James S. Pignatelli
                                               Chairman of the Board, President
                                               and Principal Executive Officer


Date:    March 16, 2005                /s/     Kevin P. Larson
                                       -----------------------------------------
                                               Kevin P. Larson
                                               Principal Financial Officer


Date:    March 16, 2005                /s/     Karen G. Kissinger*
                                       -----------------------------------------
                                               Karen G. Kissinger
                                               Principal Accounting Officer


Date:    March 16, 2005                /s/     Lawrence J. Aldrich*
                                       -----------------------------------------
                                               Lawrence J. Aldrich
                                               Director


Date:    March 16, 2005                /s/     Larry W. Bickle*
                                       -----------------------------------------
                                               Larry W. Bickle
                                               Director


Date:    March 16, 2005                /s/     Elizabeth T. Bilby*
                                       -----------------------------------------
                                               Elizabeth T. Bilby
                                               Director


Date:    March 16, 2005                /s/     Harold W. Burlingame*
                                       -----------------------------------------
                                               Harold W. Burlingame
                                               Director


Date:    March 16, 2005                /s/     John L. Carter*
                                       -----------------------------------------
                                               John L. Carter
                                               Director


Date:    March 16, 2005                /s/     Robert A. Elliott*
                                       -----------------------------------------
                                               Robert A. Elliott
                                               Director

Date:    March 16, 2005                /s/     Kenneth Handy*
                                       -----------------------------------------
                                               Kenneth Handy
                                               Director


Date:    March 16, 2005                /s/     Warren Y. Jobe*
                                       -----------------------------------------
                                               Warren Y. Jobe
                                               Director


Date:    March 16, 2005              * By: /s/ Kevin P. Larson
                                       -----------------------------------------
                                               Kevin P. Larson
                                               As attorney-in-fact for each
                                               of the persons indicated

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TUCSON ELECTRIC POWER COMPANY


Date:    March 16, 2005                By: /s/ Kevin P. Larson
                                       -----------------------------------------
                                               Kevin P. Larson
                                               Vice President and Principal
                                               Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    March 16, 2005                /s/     James S. Pignatelli*
                                       -----------------------------------------
                                               James S. Pignatelli
                                               Chairman of the Board, President
                                               and Principal Executive Officer


Date:    March 16, 2005                /s/     Kevin P. Larson
                                       -----------------------------------------
                                               Kevin P. Larson
                                               Principal Financial Officer


Date:    March 16, 2005                /s/     Karen G. Kissinger*
                                       -----------------------------------------
                                               Karen G. Kissinger
                                               Principal Accounting Officer


Date:    March 16, 2005                /s/     Lawrence J. Aldrich*
                                       -----------------------------------------
                                               Lawrence J. Aldrich
                                               Director


Date:    March 16, 2005                /s/     Elizabeth T. Bilby*
                                       -----------------------------------------
                                               Elizabeth T. Bilby
                                               Director


Date:    March 16, 2005                /s/     Harold W. Burlingame*
                                       -----------------------------------------
                                               Harold W. Burlingame
                                               Director


Date:    March 16, 2005                /s/     John L. Carter*
                                       -----------------------------------------
                                               John L. Carter
                                               Director


Date:    March 16, 2005                /s/     Robert A. Elliott*
                                       -----------------------------------------
                                               Robert A. Elliott
                                               Director

Date:    March 16, 2005                /s/     Kenneth Handy*
                                       -----------------------------------------
                                               Kenneth Handy
                                               Director


Date:    March 16, 2005                /s/     Warren Y. Jobe*
                                       -----------------------------------------
                                               Warren Y. Jobe
                                               Director


Date:    March 16, 2005              * By: /s/ Kevin P. Larson
                                       -----------------------------------------
                                               Kevin P. Larson
                                               As attorney-in-fact for each
                                               of the persons indicated

                                  EXHIBIT INDEX
                                  -------------


*2(a)      --  Agreement and Plan of Exchange, dated as of March 20, 1995, between TEP, UniSource Energy and NCR Holding, Inc.

*2(b)      --  Agreement and Plan of Merger between UniSource Energy
               Corporation and Saguaro Acquisition Corp., dated as of November 21, 2003. (Form 8-K dated November 21, 2003, File
               No. 1-13739 -- Exhibit 10.)

*3(a)      --  Restated Articles of Incorporation of TEP, filed with the ACC on
               August 11, 1994, as amended by Amendment to Article Fourth of our Restated Articles of Incorporation, filed with the ACC on May 17, 1996. (Form 10-K for year ended December 31, 1996,
               File No. 1-5924 -- Exhibit 3(a).)

*3(b)      --  Bylaws of TEP, as amended May 20, 1994. (Form 10-Q for the quarter ended June 30, 1994, File No. 1-5924 -- Exhibit 3.)

*3(c)      --  Amended and Restated Articles of Incorporation of UniSource
               Energy. (Form 8-A/A, dated January 30, 1998, File No. 1-13739
               -- Exhibit 2(a).)

*3(d)      --  Bylaws of UniSource Energy, as amended December 11, 1997. (Form
               8-A, dated December 23, 1997, File No. 1-13739 -- Exhibit 2(b).)

*4(a)(1)   --  Indenture dated as of April 1, 1941, to The Chase National Bank of the City of New York, as Trustee. (Form S-7, File No. 2-59906
               -- Exhibit 2(b)(1).)

*4(a)(2)   --  First Supplemental Indenture, dated as of October 1, 1946.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(2).)

*4(a)(3)   --  Second Supplemental Indenture dated as of October 1, 1947.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(3).)

*4(a)(4)   --  Third Supplemental Indenture, dated as of April 1, 1949. (Form
               S-7, File No. 2-59906 -- Exhibit 2(b)(4).)

*4(a)(5)   --  Fourth Supplemental Indenture, dated as of December 1, 1952.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(5).)

*4(a)(6)   --  Fifth Supplemental Indenture, dated as of January 1, 1955.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(6).)

*4(a)(7)   --  Sixth Supplemental Indenture, dated as of January 1, 1958.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(7).)

*4(a)(8)   --  Seventh Supplemental Indenture, dated as of November 1, 1959.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(8).)

*4(a)(9)   --  Eighth Supplemental Indenture, dated as of November 1, 1961.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(9).)

*4(a)(10)  --  Ninth Supplemental Indenture, dated as of February 20, 1964.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(10).)

*4(a)(11)  --  Tenth Supplemental Indenture, dated as of February 1, 1965.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(11).)

*4(a)(12)  --  Eleventh Supplemental Indenture, dated as of February 1, 1966.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(12).)

*4(a)(13)  --  Twelfth Supplemental Indenture, dated as of November 1, 1969.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(13).)

*4(a)(14)  --  Thirteenth Supplemental Indenture, dated as of January 20, 1970.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(14).)

*4(a)(15)  --  Fourteenth Supplemental Indenture, dated as of September 1, 1971.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(15).)

*4(a)(16)  --  Fifteenth Supplemental Indenture, dated as of March 1, 1972.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(16).)

*4(a)(17)  --  Sixteenth Supplemental Indenture, dated as of May 1, 1973. (Form
               S-7, File No. 2-59906 -- Exhibit 2(b)(17).)

*4(a)(18)  --  Seventeenth Supplemental Indenture, dated as of November 1, 1975.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(18).)

*4(a)(19)  --  Eighteenth Supplemental Indenture, dated as of November 1, 1975.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(19).)

*4(a)(20)  --  Nineteenth Supplemental Indenture, dated as of July 1, 1976.
               (Form S-7, File No. 2-59906 -- Exhibit 2(b)(20).)

*4(a)(21)  --  Twentieth Supplemental Indenture, dated as of October 1, 1977.
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

*4(a)(29)  --  Twenty-eighth Supplemental Indenture, dated as of June 1, 1990.
               (Form 10-Q for quarter ended June 30, 1990, File No. 1-5924 --
               Exhibit 4(a)(1).)

*4(a)(30)  --  Twenty-ninth Supplemental Indenture, dated as of December 1,
               1992. (Form S-1, Registration No. 33-55732 -- Exhibit 4(a)(30).)

*4(a)(31)  --  Thirtieth Supplemental Indenture, dated as of December 1, 1992.
               (Form S-1, Registration No. 33-55732 -- Exhibit 4(a)(31).)

*4(a)(32)  --  Thirty-first Supplemental Indenture, dated as of May 1, 1996.
               (Form 10-K for the year ended December 31, 1996, File No. 1-5924 -- Exhibit 4(a)(32).)

*4(a)(33)  --  Thirty-second Supplemental Indenture, dated as of May 1, 1996.
               (Form 10-K for the year ended December 31, 1996, File No. 1-5924 -- Exhibit 4(a)(33).)

*4(a)(34)  --  Thirty-third Supplemental Indenture, dated as of May 1, 1998.
               (Form 10-Q for the quarter ended June 30, 1998, File No. 1-5924 -- Exhibit 4(a).)

*4(a)(35)  --  Thirty-fourth Supplemental Indenture, dated as of August 1, 1998.
               (Form 10-Q for the quarter ended June 30, 1998, File No. 1-5924 -- Exhibit 4(b).)

*4(b)(1)   --  Installment Sale Agreement, dated as of December 1, 1973, among the City of Farmington, New Mexico, Public Service Company of New
               Mexico and TEP. (Form 8-K for the month of January 1974, file No.
               0-269 -- Exhibit 3.)

*4(b)(2)   --  Ordinance No. 486, adopted December 17, 1973, of the City of
               Farmington, New Mexico. (Form 8-K for the month of January 1974,
               File No. 0-269 -- Exhibit 4.)

*4(b)(3)   --  Amended and Restated Installment Sale Agreement dated as of April
               1, 1997, between the City of Farmington, New Mexico and TEP relating to Pollution Control Revenue bonds, 1997 Series A
               (Tucson Electric Power Company San Juan Project). (Form 10-Q for the quarter ended March 31,1997, File No. 1-5924 -- Exhibit
               4(a).)

*4(b)(4)   --  City of Farmington, New Mexico Ordinance No. 97-1055, adopted
               April 17, 1997, authorizing Pollution Control Revenue bonds, 1997
               Series A (Tucson Electric Power Company San Juan Project). (Form
               10-Q for the quarter ended March 31, 1997, File No. 1-5924 --
               Exhibit 4(b).)

*4(c)(1)   --  Loan Agreement, dated as of October 1, 1982, between the Pima
               County Authority and TEP relating to Floating Rate Monthly Demand
               Industrial Development Revenue Bonds, 1982 Series A (Tucson
               Electric Power Company Sundt Project). (Form 10-Q for the quarter ended September 30, 1982, File No. 1-5924 -- Exhibit 4(a).)

*4(c)(2)   --  Indenture of Trust, dated as of October 1, 1982, between the Pima
               County Authority and Morgan Guaranty authorizing Floating Rate
               Monthly Demand Industrial Development Revenue Bonds, 1982 Series
               A (Tucson Electric Power Company Sundt Project). (Form 10-Q for the quarter ended September 30, 1982, File No. 1-5924 -- Exhibit
               4(b).)

*4(c)(3)   --  First Supplemental Loan Agreement, dated as of March 31, 1992, between the Pima County Authority and TEP relating to Industrial
               Development Revenue Bonds, 1982 Series A (Tucson Electric Power
               Company Sundt Project). (Form S-4, Registration No. 33-52860 --
               Exhibit 4(h)(3).)

*4(c)(4)   --  First Supplemental Indenture of Trust, dated as of March 31,
               1992, between the Pima County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1982 Series A
               (Tucson Electric Power Company Sundt Project). (Form S-4,
               Registration No. 33-52860 -- Exhibit 4(h)(4).)

*4(d)(1)   --  Loan Agreement, dated as of December 1, 1982, between the Pima
               County Authority and TEP relating to Floating Rate Monthly Demand
               Industrial Development Revenue Bonds, 1982 Series A (Tucson
               Electric Power Company Projects). (Form 10-K for the year ended
               December 31, 1982, File No. 1-5924 -- Exhibit 4(k)(1).)

*4(d)(2)   --  Indenture of Trust dated as of December 1, 1982, between the Pima
               County Authority and Morgan Guaranty authorizing Floating Rate
               Monthly Demand Industrial Development Revenue Bonds, 1982 Series
               A (Tucson Electric Power Company Projects). (Form 10-K for the year ended December 31, 1982, File No. 1-5924 -- Exhibit
               4(k)(2).)

*4(d)(3)   --  First Supplemental Loan Agreement, dated as of March 31, 1992, between the Pima County Authority and TEP relating to Industrial
               Development Revenue Bonds, 1982 Series A (Tucson Electric Power
               Company Projects). (Form S-4, Registration No. 33-52860 --
               Exhibit 4(i)(3).)

*4(d)(4)   --  First Supplemental Indenture of Trust, dated as of March 31,
               1992, between the Pima County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1982 Series A

               (Tucson Electric Power Company Projects). (Form S-4, Registration No. 33-52860 -- Exhibit 4(i)(4).)

*4(e)(1)   --  Loan Agreement, dated as of December 1, 1983, between the Apache
               County Authority and TEP relating to Floating Rate Monthly Demand
               Industrial Development Revenue Bonds, 1983 Series A (Tucson
               Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1983, File No. 1-5924 -- Exhibit
               4(I)(1).)

*4(e)(2)   --  Indenture of Trust, dated as of December 1, 1983, between the
               Apache County Authority and Morgan Guaranty authorizing Floating
               Rate Monthly Demand Industrial Development Revenue Bonds, 1983
               Series A (Tucson Electric Power Company Springerville Project).
               (Form 10-K for the year ended December 31, 1983, File no. 1-5924
               -- Exhibit 4(I)(2).)

*4(e)(3)   --  First Supplemental Loan Agreement, dated as of December 1, 1985, between the Apache County Authority and TEP relating to Floating
               Rate Monthly Demand Industrial Development Revenue Bonds, 1983
               Series A (Tucson Electric Power Company Springerville Project).
               (Form 10-K for the year ended December 31, 1987, File No. 1-5924
               -- Exhibit 4(k)(3).)

*4(e)(4)   --  First Supplemental Indenture, dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty relating to Floating Rate Monthly Demand Industrial Development Revenue
               Bonds, 1983 Series A (Tucson Electric Power Company Springerville
               Project). (Form 10-K for the year ended December 31, 1987, File
               No. 1-5924 -- Exhibit 4(k)(4).)

*4(e)(5)   --  Second Supplemental Loan Agreement, dated as of March 31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series A (Tucson
               Electric Power Company Springerville Project). (Form S-4,
               Registration No. 33-52860 -- Exhibit 4(k)(5).)

*4(e)(6)   --  Second Supplemental Indenture of Trust, dated as of March 31,
               1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series A
               (Tucson Electric Power Company Springerville Project). (Form S-4,
               Registration No. 33-52860 -- Exhibit 4(k)(6).)

*4(f)(1)   --  Loan Agreement, dated as of December 1, 1983, between the Apache
               County Authority and TEP relating to Variable Rate Demand
               Industrial Development Revenue Bonds, 1983 Series B (Tucson
               Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1983, File No. 1-5924 -- Exhibit
               4(m)(1).)

*4(f)(2)   --  Indenture of Trust dated as of December 1, 1983, between the
               Apache County Authority and Morgan Guaranty authorizing Variable
               Rate Demand Industrial Development Revenue Bonds. 1983 Series B
               (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1983, File No. 1-5924 -- Exhibit
               4(m)(2).)

*4(f)(3)   --  First Supplemental Loan Agreement, dated as of December 1, 1985, between the Apache County Authority and TEP relating to Floating
               Rate Monthly Demand Industrial Developmental Revenue Bonds, 1983
               Series B (Tucson Electric Power Company Springerville Project).
               (Form 10-K for the year ended December 31, 1987, File No. 1-5924
               -- Exhibit 4(I)(3).)

*4(f)(4)   --  First Supplemental Indenture, dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty relating to Floating Rate Monthly Demand Industrial Development Revenue
               Bonds, 1983 Series B (Tucson Electric Power Company Springerville
               Project). (Form 10-K for the year ended December 31, 1987, File
               No. 1-5924 -- Exhibit 4(I)(4).)

*4(f)(5)   --  Second Supplemental Loan Agreement, dated as of March 31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series B (Tucson
               Electric Power Company Springerville Project). (Form S-4,
               Registration No. 33-52860 -- Exhibit 4(I)(5).)

*4(f)(6)   --  Second Supplemental Indenture of Trust, dated as of March 31,
               1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series B
               (Tucson Electric Power Company Springerville Project). (Form S-4,
               Registration No. 33-52860 -- Exhibit 4(I)(6).)

*4(g)(1)   --  Loan Agreement, dated as of December 1, 1983, between the Apache
               County Authority and TEP relating to Variable Rate Demand
               Industrial Development Revenue Bonds, 1983 Series C (Tucson
               Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924 -- Exhibit
               4(n)(1).)

*4(g)(2)   --  Indenture of Trust dated as of December 1, 1983, between the
               Apache County Authority and Morgan Guaranty authorizing Variable
               Rate Demand Industrial Development Revenue Bonds, 1983 Series C
               (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1983, File No. 1-5924 -- Exhibit
               4(n)(2).)

*4(g)(3)   --  First Supplemental Loan Agreement, dated as of December 1, 1985, between the Apache County Authority and TEP relating to Floating
               Rate Monthly Demand Industrial Development Revenue Bonds, 1983
               Series C (Tucson Electric Power Company Springerville Project).
               (Form 10-K for the year ended December 31, 1987, File No. 1-5924
               -- Exhibit 4(m)(3).)

*4(g)(4)   --  First Supplemental Indenture, dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty relating to Floating Rate Monthly Demand Industrial Development Revenue
               Bonds, 1983 Series C (Tucson Electric Power Company Springerville
               Project). (Form 10-K for the year ended December 31, 1987, File
               No. 1-5924 -- Exhibit 4(m)(4).)

*4(g)(5)   --  Second Supplemental Loan Agreement, dated as of March 31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series C (Tucson
               Electric Power Company Springerville Project). (Form S-4,
               Registration No. 33-52860 -- Exhibit 4(m)(5).)

*4(g)(6)   --  Second Supplemental Indenture of Trust, dated as of March 31,
               1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series C
               (Tucson Electric Power Company Springerville Project). (Form S-4,
               Registration No. 33-52860 -- Exhibit 4(m)(6).)

*4(h)      --  Reimbursement Agreement, dated as of September 15, 1981, as amended, between TEP and Manufacturers Hanover Trust Company.
               (Form 10-K for the year ended December 31, 1984, File No. 1-5924
               -- Exhibit 4(o)(4).)

*4(i)(1)   --  Loan Agreement, dated as of December 1, 1985, between the Apache
               County Authority and TEP relating to Variable Rate Demand
               Industrial Development Revenue Bonds, 1985 Series A (Tucson
               Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1985, File No. 1-5924 -- Exhibit
               4(r)(1).)

*4(i)(2)   --  Indenture of Trust dated as of December 1, 1985, between the
               Apache County Authority and Morgan Guaranty authorizing Variable
               Rate Demand Industrial Development Revenue Bonds, 1985 Series A
               (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1985, File No. 1-5924 -- Exhibit
               4(r)(2).)

*4(i)(3)   --  First Supplemental Loan Agreement, dated as of March 31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1985 Series A (Tucson
               Electric Power Company Springerville Project). (Form S-4,
               Registration No. 33-52860 -- Exhibit 4(o)(3).)

*4(i)(4)   --  First Supplemental Indenture of Trust, dated as of March 31,
               1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1985 Series A
               (Tucson Electric Power Company Springerville Project). (Form S-4,
               Registration No. 33-52860 -- Exhibit 4(o)(4).)

*4(j)(1)   --  Indenture of Mortgage and Deed of Trust dated as of December 1,
               1992, to Bank of Montreal Trust Company, Trustee. (Form S-1,
               Registration No. 33-55732 -- Exhibit 4(r)(1).)

*4(j)(2)   --  Supplemental Indenture No. 1 creating a series of bonds designated Second Mortgage Bonds, Collateral Series A, dated as of December 1, 1992. (Form S-1, Registration No. 33-55732 --
               Exhibit 4(r)(2).)

*4(j)(3)   --  Supplemental Indenture No. 2 creating a series of bonds designated Second Mortgage Bonds, Collateral Series B, dated as of December 1, 1997. (Form 10-K for year ended December 31, 1997,
               File No. 1-5924 -- Exhibit 4(m)(3).)

*4(j)(4)   --  Supplemental Indenture No. 3 creating a series of bonds designated Second Mortgage Bonds, Collateral Series, dated as of
               August 1, 1998. (Form 10-Q for the quarter ended June 30, 1998,
               File No. 1-5924 -- Exhibit 4(c).)

*4(j)(5)   --  Supplemental Indenture No. 4 creating a series of bonds designated Second Mortgage Bonds, Collateral Series C, dated as of November 1, 2002. (Form 8-K dated November 27, 2002, File Nos.
               1-05924 and 1-13739 -- Exhibit 99.2.)

*4(j)(6)   --  Supplemental Indenture No. 5 creating a series of bonds designated Second Mortgage Bonds, Collateral Series D, dated as of March 1, 2004. (Form 8-K dated March 31, 2004, File Nos.
               1-05924 and 1-13739 -- Exhibit 10(b).)

*4(k)(1)   --  Loan Agreement, dated as of April 1, 1997 between Coconino
               County, Arizona Pollution Control Corporation and TEP relating to
               Pollution Control Revenue Bonds, 1997 Series A (Tucson Electric
               Power Company Navajo Project). (Form 10-Q for the quarter ended
               March 31, 1997, File No. 1-5924 -- Exhibit 4(c).)

*4(k)(2)   --  Indenture of Trust, dated as of April 1, 1997, between Coconino
               County, Arizona Pollution Control Corporation and First Trust of
               New York, National Association, authorizing Pollution Control
               Revenue Bonds, 1997 Series A (Tucson Electric Power Company
               Navajo Project). (Form 10-Q for the quarter ended March 31, 1997,
               File No. 1-5924 -- Exhibit 4(d).)

*4(l)(1)   --  Loan Agreement, dated as of April 1, 1997, between Coconino
               County, Arizona Pollution Control Corporation and TEP relating to
               Pollution Control Revenue Bonds, 1997 Series B (Tucson Electric
               Power Company Navajo Project). (Form 10-Q for the quarter ended
               March 31, 1997, File No. 1-5924 -- Exhibit 4(e).)

*4(l)(2)   --  Indenture of Trust, dated as of April 1, 1997, between Coconino
               County, Arizona Pollution Control Corporation and First Trust of
               New York, National Association, authorizing Pollution Control
               Revenue Bonds, 1997 Series B (Tucson Electric Power Company
               Navajo Project). (Form 10-Q for the quarter ended March 31, 1997,
               File No. 1-5924 -- Exhibit 4(f).)

*4(m)(1)   --  Loan Agreement, dated as of September 15, 1997, between The
               Industrial Development Authority of the County of Pima and TEP relating to Industrial Development Revenue Bonds, 1997 Series A
               (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924 -- Exhibit
               4(a).)

*4(m)(2)   --  Indenture of Trust, dated as of September 15, 1997, between The
               Industrial Development Authority of the County of Pima and First
               Trust of New York, National Association, authorizing Industrial
               Development Revenue Bonds, 1997 Series A (Tucson Electric Power
               Company Project). (Form 10-Q for the quarter ended September 30,
               1997, File No. 1-5924 -- Exhibit 4(b).)

*4(n)(1)   --   Loan Agreement, dated as of September 15, 1997, between The
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

*4(o)(1)   --  Loan Agreement, dated as of September 15, 1997, between The
               Industrial Development Authority of the County of Pima and TEP relating to Industrial Development Revenue Bonds, 1997 Series C
               (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924 -- Exhibit
               4(e).)

*4(o)(2)   --  Indenture of Trust, dated as of September 15, 1997, between The
               Industrial Development Authority of the County of Pima and First
               Trust of New York, National Association, authorizing Industrial
               Development Revenue Bonds, 1997 Series C (Tucson Electric Power
               Company Project). (Form 10-Q for the quarter ended September 30,
               1997, File No. 1-5924 -- Exhibit 4(f).)

*4(p)(1)   --  Loan Agreement, dated as of March 1, 1998, between The Industrial
               Development Authority of the County of Apache and TEP relating to Pollution Control Revenue Bonds, 1998 Series A (Tucson
               Electric Power Company Project). (Form 10-Q for the quarter ended
               March 31, 1998, File No. 1-5924 -- Exhibit 4(a).)

*4(p)(2)   --  Indenture of Trust, dated as of March 1, 1998, between The
               Industrial Development Authority of the County of Apache and
               First Trust of New York, National Association, authorizing
               Pollution Control Revenue Bonds, 1998 Series A (Tucson Electric
               Power Company Project). (Form 10-Q for the quarter ended March
               31, 1998, File No. 1-5924 -- Exhibit 4(b).)

*4(q)(1)   --  Loan Agreement, dated as of March 1, 1998, between The Industrial
               Development Authority of the County of Apache and TEP relating to Pollution Control Revenue Bonds, 1998 Series B (Tucson Electric
               Power Company Project). (Form 10-Q for the quarter ended March
               31, 1998, File No. 1-5924 -- Exhibit 4(c).)

*4(q)(2)   --  Indenture of Trust, dated as of March 1, 1998, between The
               Industrial Development Authority of the County of Apache and
               First Trust of New York, National Association, authorizing
               Pollution Control Revenue Bonds, 1998 Series B (Tucson Electric
               Power Company Project). (Form 10-Q for the quarter ended March
               31, 1998, File No. 1-5924 -- Exhibit 4(d).)

*4(r)(1)   --  Loan Agreement, dated as of March 1, 1998, between The Industrial
               Development Authority of the County of Apache and TEP relating to Industrial Development Revenue Bonds, 1998 Series C (Tucson
               Electric Power Company Project). (Form 10-Q for the quarter ended
               March 31, 1998, File No. 1-5924 -- Exhibit 4(e).)

*4(r)(2)   --  Indenture of Trust, dated as of March 1, 1998, between The
               Industrial Development Authority of the County of Apache and
               First Trust of New York, National Association, authorizing
               Industrial Development Revenue Bonds, 1998 Series C (Tucson
               Electric Power Company Project). (Form 10-Q for the quarter ended
               March 31, 1998, File No. 1-5924 -- Exhibit 4(f).)

*4(s)(1)   --  Indenture of Trust, dated as of August 1, 1998, between TEP and the Bank of Montreal Trust Company. (Form 10-Q for the quarter ended June 30, 1998, File No. 1-5924 -- Exhibit 4(d).)

*4(t)(1)   --  Rights Agreement dated as of March 5, 1999, between UniSource
               Energy Corporation and The Bank of New York, as Rights Agent.
               (Form 8-K dated March 5, 1999, File No. 1-13739 -- Exhibit 4.)

*4(u)(1)   --  Credit Agreement dated as of March 25, 2004, among TEP, JP Morgan
               Chase Bank, Credit Suisse First Boston and Lehman Brothers, Inc., as Co-Administrative Agents, The Bank of New York and Union Bank of California, N.A., as Documentation Agents, and Credit Suisse
               First Boston, as Paying Agent, the Lenders party Thereto, and the
               Issuing Banks Party Thereto. (Form 8-K dated March 31, 2004, File
               Nos. 1-5924 and 1-13739 -- Exhibit 10(a).)

*4(v)(1)   --  Note Purchase and Guaranty Agreement dated August 11, 2003 among
               UNS Gas, Inc., and UniSource Energy Services, Inc., and certain institutional investors. (Form 8-K dated August 21, 2003, File
               Nos. 1-5924 and 1-13739 -- Exhibit 99.2.)

*4(w)(1)   --  Note Purchase and Guaranty Agreement date August 11, 2003 among
               UNS Electric, Inc., and UniSource Energy Services, Inc., and certain institutional investors. (Form 8-K dated August 21, 2003,
               File Nos. 1-5924 and 1-13739 -- Exhibit 99.3.)

*4(x)(1)   --  Indenture dated as of March 1, 2005, to The Bank of New York, as
               Trustee. (Form 8-K dated March 3, 2005, File Nos. 1-5924 and
               1-13739 -- Exhibit 4.1).

*4(y)(1)   --  Registration Rights Agreement, dated as of March 1, 2005, between
               UniSource Energy Corporation and Credit Suisse First Boston LLC, as representative of the several initial purchasers (Form 8-K dated March 3, 2005, File Nos. 1-5924 and 1-13739 -- Exhibit
               4.2).

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

*10(a)(7)  --  Amendment No. 3 dated August 1, 1985, to the Lease Agreements, dated December 1, 1984, between Valencia and United States Trust Company of New York, as Owner Trustee, and Thomas Zakrzewski as Co-Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 -- Exhibit 10(e)(7).)

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

*10(a)(15) --  Lease Supplement No. 1, dated December 31, 1984, to Lease
               Agreements, dated December 1, 1984, between Valencia, as Lessee and United States Trust Company of New York and Thomas B. Zakrzewski, as Owner Trustee and Co-Trustee, respectively (document filed relates to General Foods Credit Corporation; documents relating to Harvey Hubbell Financial, Inc. and JC Penney Company, Inc. are not filed but are substantially similar). (Form S-4 Registration No. 33-52860 -- Exhibit 10(f)(15).)

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

               Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860 --
               Exhibit 10(f)(19).)

*10(a)(20) --  Amendment No. 2, dated as of June 1, 1987, to the General
               Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, General Foods Credit Corporation, as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860 --Exhibit 10(f)(20).)

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

*10(b)(5)  --  Lease Supplement No.1, dated December 31, 1985, to Lease
               Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee Trustee and Co-Trustee, respectively (document filed relates to Philip Morris Credit Corporation; documents relating to IBM Credit Financing Corporation and Emerson Financing Co. are not filed but are substantially similar). (Form S-4, Registration No. 33-52860 --
               Exhibit 10(g)(5).)

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

*10(b)(14) --  Amendment No. 3 dated as of June 1, 2003, to Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with Philip Morris Capital Corporation as Owner Participant.

*10(b)(15) --  Amendment No. 3 dated as of June 1, 2003, to Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with IBM Credit, LLC as Owner Participant.

*10(b)(16) --  Amendment No. 3 dated as of June 1, 2003, to Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with Emerson Finance Co. as Owner Participant.

*10(b)(17) --  Amendment No. 3 dated as of June 1, 2003, to Tax Indemnity
               Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Philip Morris Capital Corporation as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor.

*10(b)(18) --  Amendment No. 3 dated as of June 1, 2003, to Tax Indemnity
               Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and IBM Credit, LLC as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor.

*10(b)(19) --  Amendment No. 3 dated as of June 1, 2003, to Tax Indemnity
               Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Emerson Finance Co. as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William
               J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor.

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

*10(c)(2)  --  Lease Agreement, dated as of January 14, 1988, between Wilmington
               Trust Company and William J. Wade, as Owner Trust Agreement described therein, dated as of November 15, 1987, between such parties and Ford Motor Credit Company, as Lessor, and TEP, as Lessee. (Form 10-K for the year ended December 31, 1987, File No.1-5924 -- Exhibit 10(j)(2).)

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

*10(c)(4)  --  Loan Agreement, dated as of January 14, 1988, between the Pima
               County Authority and Wilmington Trust Company and William J. Wade in their respective individual capacities as expressly stated, but otherwise solely as Owner Trustee and Co-Trustee, respectively, under and pursuant to a Trust Agreement, dated as of November 15, 1987, with Ford Motor Credit Company as Trustor and Debtor relating to Industrial Development Lease Obligation Refunding Revenue Bonds, 1988 Series A (TEP's Sundt Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 -- Exhibit 10(j)(4).)

*10(c)(5)  --  Indenture of Trust, dated as of January 14, 1988, between the
               Pima County Authority and Morgan Guaranty authorizing Industrial Development Lease Obligation Refunding Revenue Bonds, 1988 Series A (Tucson Electric Power Company Sundt Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 -- Exhibit 10(j)(5).)

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

*10(c)(10) --  Supplemental Indenture No. 1, dated as of December 1, 1991, between the Pima County Authority and Morgan Guaranty relating to Industrial Lease Development Obligation Revenue Project. (Form 10-K for the year ended December 31, 1991, File No. 1-5924 --
               Exhibit 10(l)(11).)

*10(c)(11) --  Restructuring Commitment Agreement, dated as of June 30, 1992, among TEP, as Lessee, Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, and Morgan Guaranty, as Indenture Trustee and Refunding Trustee, relating to the restructuring of the Registrant's lease of Unit 4 at the Sundt Generating Station. (Form S-4, Registration No. 33-52860 --
               Exhibit 10(i)(12).)

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

*10(c)(13) --  Amended and Restated Lease, dated as of December 15, 1992, between TEP as Lessee and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, as Lessor. (Form S-1, Registration No. 33-55732 -- Exhibit 10(h)(13).)

*10(c)(14) --  Amended and Restated Tax Indemnity Agreement, dated as of
               December 15, 1992, between TEP as Lessee and Ford Motor Credit Company, as Owner Participant. (Form S-1, Registration No. 33-55732 -- Exhibit 10(h)(14).)

*10(d)     --  Power Sale Agreement for the years 1990 to 2011, dated as of
               March 10, 1988, between TEP and Salt River Project Agricultural
               Improvement and Power District. (Form 10-K for the year ended
               December 31, 1987, File No. 1-5924 -- Exhibit 10(k).)

*10(e)     --  Participation Agreement, dated as of June 30, 1992, among TEP, as
               Lessee, various parties thereto, as Owner, Wilmington Trust
               Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, and LaSalle National Bank, as Indenture Trustee relating to TEP's lease of Springerville Unit 1. (Form S-1,
               Registration No. 33-55732 -- Exhibit 10(u).)

*10(f)     --  Lease Agreement, dated as of December 15, 1992, between TEP, as
               Lessee and Wilmington Trust Company and William J. Wade, as Owner
               Trustee and Co-Trustee, respectively, as Lessor. (Form S-1,
               Registration No. 33-55732 -- Exhibit 10(v).)

*10(g)     --  Tax Indemnity Agreements, dated as of December 15, 1992, between the various Owner Participants parties thereto and TEP, as Lessee. (Form S-1, Registration No. 33-55732 -- Exhibit 10(w).)

*10(h)     --  Restructuring Agreement, dated as of December 1, 1992, between
               TEP and Century Power Corporation. (Form S-1, Registration No.
               33-55732 -- Exhibit 10(x).)

*10(i)     --  Voting Agreement, dated as of December 15, 1992, between TEP and
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

+*10(k)    --  1994 Omnibus Stock and Incentive Plan of UniSource Energy. (Form
               S-8 dated January 6, 1998, File No. 333-43767.)

+*10(l)    --  Management and Directors Deferred Compensation Plan of UniSource
               Energy. (Form S-8 dated January 6, 1998, File No. 333-43769.)

+*10(m)    --  TEP Supplemental Retirement Account for Classified Employees.
               (Form S-8 dated May 21, 1998, File No. 333-53309.)

+*10(n)    --  TEP Triple Investment Plan for Salaried Employees. (Form S-8
               dated May 21, 1998, File No. 333-53333.)

+*10(o)    --  UniSource Energy Management and Directors Deferred Compensation
               Plan. (Form S-8 dated May 21, 1998, File No. 333-53337.)

+10(p)     --  Officer Change in Control Agreement between TEP and Karen G.
               Kissinger, dated as of December 4, 1998 (including a schedule of other officers who are covered by substantially identical agreements.)

+10(q)     --  Notice of Termination of Change in Control Agreement from TEP to Karen G. Kissinger, dated as of March 3, 2005 (including a schedule of other officers who received substantially identical notices.)

+*10(r)    --  Amended and Restated UniSource Energy 1994 Outside Director Stock
               Option Plan of UniSource Energy. (Form S-8 dated September 9,
               2002, File No. 333-99317.)

*10(s)(1)  --  Asset Purchase Agreement dated as of October 29, 2002, by and between UniSource Energy and Citizens Communications Company relating to the Purchase of Citizens' Electric Utility Business in the State of Arizona. (Form 8-K dated October 31, 2002. File No. 1-13739 -- Exhibit 99-1.)

*10(s)(2)  --  Asset Purchase Agreement dated as of October 29, 2002, by and between UniSource Energy and Citizens Communications Company relating to the Purchase of Citizens' Gas Utility Business in the State of Arizona. (Form 8-K dated October 31, 2002. File No. 1-13739 -- Exhibit 99-2.)

12(a)      --  Computation of Ratio of Earnings to Fixed Charges - TEP.

12(b)      --  Computation of Ratio of Earnings to Fixed Charges - UniSource
               Energy.

21         --  Subsidiaries of the Registrants.

23(a)      --  Consent of Independent Registered Public Accounting Firm -
               UniSource Energy

23(b)      --  Consent of Independent Registered Public Accounting Firm - Tucson
               Electric Power Company

24(a)      --  Power of Attorney - UniSource Energy.

24(b)      --  Power of Attorney - TEP.

31(a)      --  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act -
               UniSource Energy, by James S. Pignatelli.

31(b)      --  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act -
               UniSource Energy by Kevin P. Larson.

31(c)      --  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act -
               TEP, by James S. Pignatelli.

31(d)      --  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act -
               TEP, by Kevin P. Larson.

**32       --  Statements of Corporate Officers (pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002).


(*)  Previously filed as indicated and incorporated herein by reference.

(+) Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by item 601(b)(10)(iii) of Regulation S-K.

** Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being filed for purposes of Section 18 of the Securities Act of 1934.