Form 10-Q
period 2005-09-30
UNISOURCE ENERGY CORP; TUCSON ELECTRIC POWER CO
filed 2005-11-04
CIK 941138, 100122

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________ to ____________.

Commission       Registrant; State of Incorporation;       IRS Employer
File Number      Address; and Telephone Number             Identification Number
-----------      -----------------------------             ---------------------

1-13739          UNISOURCE ENERGY CORPORATION              86-0786732
                 (An Arizona Corporation)
                 One South Church Avenue, Suite 100
                 Tucson, AZ  85701
                 (520) 571-4000

1-5924           TUCSON ELECTRIC POWER COMPANY             86-0062700
                 (An Arizona Corporation)
                 One South Church Avenue, Suite 100
                 Tucson, AZ  85701
                 (520) 571-4000


     Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

     UniSource Energy Corporation     Yes  X   No
                                          ---     ---
     Tucson Electric Power Company    Yes      No  X
                                          ---     ---

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

      UniSource Energy Corporation    Yes      No  X
                                          ---     ---
      Tucson Electric Power Company   Yes      No  X
                                          ---     ---

     At November 2, 2005, 34,731,206 shares of UniSource Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding.

     At November 2, 2005, 32,139,555 shares of Tucson Electric Power Company's common stock, no par value, were outstanding, of which 32,139,434 shares were held by UniSource Energy Corporation.

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

TABLE OF CONTENTS

Definitions                                                                                       iv
                                  -- PART I --

Reports of Independent Registered Public Accounting Firm                                           1

Item 1. - Financial Statements                                                                     3
  UniSource Energy Corporation
      Comparative Condensed Consolidated Statements of Income                                      3
      Comparative Condensed Consolidated Statements of Cash Flows                                  4
      Comparative Condensed Consolidated Balance Sheets                                            5
      Condensed Consolidated Statement of Changes in Stockholders' Equity                          6
  Tucson Electric Power Company
      Comparative Condensed Consolidated Statements of Income                                      7
      Comparative Condensed Consolidated Statements of Cash Flows                                  8
      Comparative Condensed Consolidated Balance Sheets                                            9
      Condensed Consolidated Statement of Changes in Stockholders' Equity                         10
  Notes to Condensed Consolidated Financial Statements                                            11
  Note 1.  Nature of Operations, Basis of Accounting Presentation and Equity-Based Compensation   11
  Note 2.  Regulatory Matters                                                                     13
  Note 3.  Debt and Credit Facilities                                                             15
  Note 4.  Business Segments                                                                      18
  Note 5.  Accounting for Derivative Instruments and Trading Activities                           19
  Note 6.  Commitments and Contingencies                                                          21
  Note 7.  TEP Wholesale Accounts Receivable and Allowances                                       23
  Note 8.  UniSource Energy Earnings Per Share (EPS)                                              24
  Note 9.  Employee Benefits Plans                                                                24
  Note 10. Share-Based Compensation Plans                                                         25
  Note 11. Income and Other Taxes                                                                 27
  Note 12. New Accounting Pronouncements                                                          28
  Note 13. Supplemental Cash Flow Information                                                     29
  Note 14. Review by Independent Registered Public Accounting Firm                                30

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations   31
  UniSource Energy Consolidated                                                                   31
      Overview of Consolidated Business                                                           31
      Outlook and Strategies                                                                      31
      Results of Operations                                                                       32
      Contribution by Business Segment                                                            34
      Liquidity and Capital Resources                                                             34
  Tucson Electric Power Company                                                                   39
      Results of Operations                                                                       39
      Factors Affecting Results of Operations                                                     43
      Liquidity and Capital Resources                                                             48
  UNS Gas                                                                                         52
      Results of Operations                                                                       52
      Factors Affecting Results of Operations                                                     53
      Liquidity and Capital Resources                                                             54
  UNS Electric                                                                                    55
      Results of Operations                                                                       55
      Factors Affecting Results of Operations                                                     57
      Liquidity and Capital Resources                                                             57
  Global Solar Energy, Inc.                                                                       59
      Results of Operations                                                                       59
  Other                                                                                           59
      Results of Operations                                                                       59
  Critical Accounting Estimates                                                                   61




  New Accounting Pronouncements                                                                   67
  Safe Harbor for Forward-Looking Statements                                                      68

Item 3. - Quantitative and Qualitative Disclosures about Market Risk                              69

Item 4. - Controls and Procedures                                                                 72

     PART II - OTHER INFORMATION

Item 1. - Legal Proceedings                                                                       72

Item 5. - Other Information                                                                       73
  Non-GAAP Measures                                                                               73
  Ratio of Earnings to Fixed Charges                                                              76
  SEC Reports Available on UniSource Energy's Website                                             76

Item 6. Exhibits                                                                                  76

Signatures                                                                                        77

Exhibit Index                                                                                     78

                                   DEFINITIONS

The abbreviations and acronyms used in the 2005 third quarter 10-Q are defined below:

--------------------------------------------------------------------------------

1941 Mortgage................ TEP's Indenture, dated as of April 1, 1941, to
                                JPMorgan Chase Bank, successor trustee, as
                                supplemented and amended, which was satisfied and discharged on June 10, 2005.
1992 Mortgage................ TEP's Indenture of Mortgage and Deed of Trust,
                                dated as of December 1, 1992, to The Bank of New York, successor trustee, as supplemented.
ACC.......................... Arizona Corporation Commission.
ACC Holding Company Order.... The order approved by the ACC in November 1997 allowing TEP to form a holding company.
AHMSA........................ Altos Hornos de Mexico, S.A. de C.V. AHMSA owns
                                50% of Sabinas.
AMT.......................... Alternative Minimum Tax.
APS.......................... Arizona Public Service Company.
Btu.......................... British thermal unit(s).
Capacity..................... The ability to produce power; the most power a unit can produce or the maximum that can be
                                taken under a contract; measured in MWs.
CISO......................... California Independent System Operator.
Citizens..................... Citizens Communications Company.
Collateral Trust Bonds....... Bonds issued under the Indenture of Trust, dated as of August 1, 1998, of TEP to The Bank of New York, successor trustee.
Common Stock................. UniSource Energy's common stock, without par value.
Company or UniSource Energy.. UniSource Energy Corporation.
Convertible Senior Notes..... UniSource Energy's 4.50% Convertible Senior Notes
                                due March 1, 2035.
Cooling Degree Days.......... An index used to measure the impact of weather on energy usage calculated by subtracting 75 from the average of the high and low daily temperatures.
Emissions Allowance(s)....... An allowance issued by the Environmental
                                Protection Agency which permits emission of one ton of sulfur dioxide or one ton of nitrogen oxide. These allowances can be bought and sold.
Energy....................... The amount of power produced over a given period of time; measured in MWh.
ESP.......................... Energy Service Provider.
Express Line................. 345-kV circuit connecting Springerville Unit 2 to the Tucson 138-kV system.
FAS 71....................... Statement of Financial Accounting Standards No.
                                71: Accounting for the Effects of Certain Types of Regulation.
FAS 133...................... Statement of Financial Accounting Standards No.
                                133: Accounting for Derivative Instruments and Hedging Activities, as amended.
FAS 143...................... Statement of Financial Accounting Standards No.
                                143: Accounting for Asset Retirement
                                Obligations.
FERC......................... Federal Energy Regulatory Commission.
Four Corners................. Four Corners Generating Station.
Global Solar................. Global Solar Energy, Inc., a company that develops and manufactures thin-film photovoltaic cells. Millennium owns 99% of Global Solar.
Haddington................... Haddington Energy Partners II, LP, a limited partnership that funds energy-related
                                investments.
Heating Degree Days.......... An index used to measure the impact of weather on energy usage calculated by subtracting the
                                average of the high and low daily temperatures from 65.
IDBs......................... Industrial development revenue or pollution control revenue bonds.
IPS.......................... Infinite Power Solutions, Inc., a company that develops thin-film batteries.
IRS.......................... Internal Revenue Service.
ISO.......................... Independent System Operator.
ITC.......................... Investment Tax Credit.
kWh.......................... Kilowatt-hour(s).
kV........................... Kilovolt(s).

LIBOR........................ London Interbank Offered Rate.
LOC.......................... Letter of Credit.
Luna......................... Luna Energy Facility.
MEG.......................... Millennium Environmental Group, Inc., a
                                wholly-owned subsidiary of Millennium, which
                                manages and trades emissions allowances and
                                related financial instruments.
MicroSat..................... MicroSat Systems, Inc., a company formed to develop and commercialize small-scale
                                satellites. Millennium currently owns 35%.
Millennium................... Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UniSource Energy.
MMBtus....................... Million British Thermal Units.
MW........................... Megawatt(s).
MWh.......................... Megawatt-hour(s).
Navajo....................... Navajo Generating Station.
NOL.......................... Net Operating Loss carryback or carryforward for income tax purposes.
PGA.......................... Purchased Gas Adjustor, a retail rate mechanism designed to recover the cost of gas purchased for retail gas customers.
PNM.......................... Public Service Company of New Mexico,
                                a subsidiary of PNMR.
PNMR......................... PNM Resources, Inc.
PPFAC........................ Purchased Power and Fuel Adjustment Clause.
PWCC......................... Pinnacle West Capital Corporation.
Repurchased Bonds............ $221 million of fixed-rate tax-exempt bonds that
                                TEP purchased from bondholders on May 11, 2005.
RTO.......................... Regional Transmission Organization.
Rules........................ Retail Electric Competition Rules.
Sabinas...................... Carboelectrica Sabinas, S. de R.L. de C.V., a
                                Mexican limited liability company. Millennium owns 50% of Sabinas.
San Carlos................... San Carlos Resources Inc., a wholly-owned subsidiary of TEP.
San Juan..................... San Juan Generating Station.
Sempra....................... Sempra Energy Trading Company.
SCE Exchange................. A power exchange agreement between TEP and
                                Southern California Edison Company (SCE).
Settlement Agreement......... TEP's Settlement Agreement approved by the ACC in
                                November 1999 that provided for electric retail competition and transition asset recovery.
Springerville................ Springerville Generating Station.
Springerville Coal Handling
  Facilities Leases.......... Leveraged lease arrangements relating to the coal handling facilities serving Springerville.
Springerville Common
  Facilities................. Facilities at Springerville used in common with
                                Springerville Unit 1 and Springerville Unit 2.
Springerville Common
  Facilities Leases.......... Leveraged lease arrangements relating to an undivided one-half interest in certain
                                Springerville Common Facilities.
Springerville Unit 1......... Unit 1 of the Springerville Generating Station.
Springerville Unit 1 Lease... Leveraged lease arrangement relating to
                                Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 2......... Unit 2 of the Springerville Generating Station.
SRP.......................... Salt River Project Agricultural Improvement and
                                Power District.
Sundt........................ H. Wilson Sundt Generating Station (formerly known as the Irvington Generating Station).
Sundt Lease.................. The leveraged lease arrangement relating to Sundt
                                Unit 4.
SWG.......................... Southwest Gas Corporation.
TEP.......................... Tucson Electric Power Company, the principal subsidiary of UniSource Energy.
TEP Credit Agreement......... Credit Agreement between TEP and a syndicate of banks, dated as of May 4, 2005.
TEP Revolving Credit
  Facility................... $60 million revolving credit facility entered into under the TEP Credit Agreement, dated as of May 4, 2005, between a syndicate of banks and TEP.

Therm........................ A unit of heating value equivalent to 100,000 Btu.
Tri-State.................... Tri-State Generation and Transmission Association.
UED.......................... UniSource Energy Development Company, a
                                wholly-owned subsidiary of UniSource Energy,
                                which engages in developing generation resources and other project development services and related activities.
UES.......................... UniSource Energy Services, Inc., an intermediate holding company established to own the operating companies (UNS Gas and UNS Electric) which acquired the Citizens Arizona gas and electric utility assets. UES is wholly owned by UniSource Energy.
UES Settlement Agreement..... An agreement with the ACC Staff dated April 1,
                                2003, addressing rate case and financing issues in the acquisition by UniSource Energy of Citizens' Arizona gas and electric assets.
UniSource Credit Agreement... Credit Agreement between UniSource Energy and a syndicate of banks, dated as of April 15, 2005.
UniSource Energy............. UniSource Energy Corporation.
UNS Electric................. UNS Electric, Inc., a wholly-owned subsidiary of
                                UES, which acquired the Citizens Arizona
                                electric utility assets.
UNS Gas...................... UNS Gas, Inc., a wholly-owned subsidiary of UES, which acquired the Citizens Arizona gas utility assets.
UNS Gas/UNS Electric
  Revolver................... A $40 million revolving credit facility entered into by UNS Gas and UNS Electric on April 15, 2005.
Valencia..................... Valencia power plant owned by UNS Electric.
WestConnect.................. The proposed for-profit RTO in which TEP is a participant.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of UniSource Energy Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of UniSource Energy Corporation and its subsidiaries (the Company) as of September 30, 2005, and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004 and the condensed consolidated statement of changes in stockholders' equity for the nine-month period ended September 30, 2005. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, of cash flows and of changes in stockholders' equity for the year then ended, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company's internal control over financial reporting as of December 31, 2004; and in our report dated March 16, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management's assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP
------------------------------

PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
November 4, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tucson Electric Power Company:

We have reviewed the accompanying condensed consolidated balance sheet of Tucson Electric Power Company (the Company) as of September 30, 2005, and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004 and the condensed consolidated statement of changes in stockholders' equity for the nine-month period ended September 30, 2005. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, of cash flows, and of changes in stockholders' equity for the year then ended (not presented herein), and in our report dated March 16, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of September 30, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP
------------------------------

PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
November 4, 2005

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

  Three Months Ended                                                                   Nine Months Ended
      September 30,                                                                       September 30,
   2005        2004                                                                     2005        2004
      (UNAUDITED)                                                                          (UNAUDITED)
-----------------------------------------------------------------------------------------------------------
 -Thousands of Dollars-                                                              -Thousands of Dollars-
                          OPERATING REVENUES
  $296,003   $277,089      Electric Retail Sales                                       $699,378   $675,508
    30,830     37,310      Electric Wholesale Sales                                     107,881    121,199
    16,231     15,812      Gas Revenue                                                   88,838     84,825
     6,188      5,098      Other Revenues                                                14,676     13,942
-----------------------------------------------------------------------------------------------------------
   349,252    335,309        TOTAL OPERATING REVENUES                                   910,773    895,474
-----------------------------------------------------------------------------------------------------------

                          OPERATING EXPENSES
    66,510     63,514      Fuel                                                         169,664    166,303
   105,982     69,749      Purchased Energy                                             239,286    184,838
    52,827     58,332      Other Operations and Maintenance                             175,567    178,320
    33,878     36,372      Depreciation and Amortization                                102,046    108,068
    20,242     19,112      Amortization of Transition Recovery Asset                     43,865     39,712
    10,305     12,769      Taxes Other Than Income Taxes                                 36,314     38,491
-----------------------------------------------------------------------------------------------------------
   289,744    259,848        TOTAL OPERATING EXPENSES                                   766,742    715,732
-----------------------------------------------------------------------------------------------------------
    59,508     75,461          OPERATING INCOME                                         144,031    179,742
-----------------------------------------------------------------------------------------------------------

                          OTHER INCOME (DEDUCTIONS)
     4,657      5,006      Interest Income                                               14,694     14,888
     3,261      1,330      Other Income                                                   6,064      9,271
       (25)      (298)     Other Expense                                                 (2,267)    (2,900)
-----------------------------------------------------------------------------------------------------------
     7,893      6,038        TOTAL OTHER INCOME (DEDUCTIONS)                             18,491     21,259
-----------------------------------------------------------------------------------------------------------

                          INTEREST EXPENSE
    18,002     19,549      Long-Term Debt                                                58,098     61,064
    20,078     20,792      Interest on Capital Leases                                    59,225     60,901
         -        204      Loss on Reacquired Debt                                        5,261      1,839
       (12)        56      Other Interest Expense, Net of Amounts Capitalized              (732)      (487)
-----------------------------------------------------------------------------------------------------------
    38,068     40,601        TOTAL INTEREST EXPENSE                                     121,852    123,317
-----------------------------------------------------------------------------------------------------------

    29,333     40,898     INCOME BEFORE INCOME TAXES                                     40,670     77,684
    10,936     17,099      Income Tax Expense                                            16,588     34,663
-----------------------------------------------------------------------------------------------------------

  $ 18,397   $ 23,799     NET INCOME                                                   $ 24,082   $ 43,021
===========================================================================================================

    34,915     34,434     WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING (000)      34,786     34,347
===========================================================================================================

     $0.53      $0.69     BASIC EARNINGS PER SHARE                                        $0.69      $1.25
===========================================================================================================

     $0.49      $0.68     DILUTED EARNINGS PER SHARE                                      $0.68      $1.23
===========================================================================================================

     $0.19      $0.16     DIVIDENDS DECLARED PER SHARE                                    $0.57      $0.48
===========================================================================================================

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Nine Months Ended
                                                                            September 30,
                                                                         2005           2004
                                                                             (UNAUDITED)
----------------------------------------------------------------------------------------------
                                                                       -Thousands of Dollars-
CASH FLOWS FROM OPERATING ACTIVITIES
   Cash Receipts from Electric Retail Sales                           $ 730,791     $ 701,075
   Cash Receipts from Electric Wholesale Sales                          156,408       159,993
   Cash Receipts from Gas Sales                                         115,484       108,414
   MEG Cash Receipts from Trading Activity                               62,414       125,435
   Interest Received                                                     22,400        22,178
   Income Tax Refunds Received                                            1,484         5,427
   Performance Deposits                                                  14,506         4,954
   Deposit - Second Mortgage Indenture                                        -        17,040
   Other Cash Receipts                                                    8,244        12,848
   Fuel Costs Paid                                                     (172,852)     (158,976)
   Purchased Energy Costs Paid                                         (276,583)     (213,009)
   Wages Paid, Net of Amounts Capitalized                               (75,369)      (68,880)
   Payment of Other Operations and Maintenance Costs                   (101,911)      (95,482)
   MEG Cash Payments for Trading Activity                               (73,899)     (125,293)
   Capital Lease Interest Paid                                          (67,693)      (69,968)
   Taxes Paid, Net of Amounts Capitalized                               (94,592)      (93,613)
   Interest Paid, Net of Amounts Capitalized                            (62,833)      (68,169)
   Income Taxes Paid                                                     (6,227)       (9,452)
   Other Cash Payments                                                   (3,557)       (5,201)
----------------------------------------------------------------------------------------------
NET CASH FLOWS - OPERATING ACTIVITIES                                   176,215       249,321
----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital Expenditures                                                (143,351)     (108,197)
   Proceeds from Investment in Springerville Lease Debt and Equity       13,646        11,590
   Return of Investment from Millennium Energy Business                   8,978         9,916
   Other Cash Receipts                                                    8,798           998
   Payments for Investment in Springerville Lease Debt and Equity             -        (4,499)
   Investment in and Loans to Equity Investees                           (4,270)       (3,395)
   Other Cash Payments                                                        -        (5,004)
----------------------------------------------------------------------------------------------
NET CASH FLOWS - INVESTING ACTIVITIES                                  (116,199)      (98,591)
----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from Issuance of Long-Term Debt                             240,000             -
   Repayments of Long-Term Debt                                        (284,266)      (28,732)
   Payments on Capital Lease Obligations                                (52,665)      (49,377)
   Proceeds from Borrowings under Revolving Credit Facility              40,000        20,000
   Payments on Borrowings under Revolving Credit Facility               (40,000)      (20,000)
   Proceeds from Stock Options Exercised                                  7,286         6,480
   Other Cash Receipts                                                    8,982         5,858
   Payment of Debt Issue/Retirement Costs                               (10,702)       (9,241)
   Common Stock Dividends Paid                                          (14,823)      (10,909)
   Other Cash Payments                                                   (4,566)       (2,784)
----------------------------------------------------------------------------------------------
NET CASH FLOWS - FINANCING ACTIVITIES                                  (110,754)      (88,705)
----------------------------------------------------------------------------------------------

Net (Decrease) Increase in Cash and Cash Equivalents                    (50,738)       62,025
Cash and Cash Equivalents, Beginning of Year                            154,028       101,266
----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 103,290     $ 163,291
==============================================================================================

See Note 13 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      September 30,     December 31,
                                                                          2005             2004
                                                                               (UNAUDITED)
----------------------------------------------------------------------------------------------------
                                                                          -Thousands of Dollars-
ASSETS
UTILITY PLANT
  Plant in Service                                                     $ 3,122,634      $ 3,033,405
  Utility Plant under Capital Leases                                       723,900          723,901
  Construction Work in Progress                                            133,708          116,161
----------------------------------------------------------------------------------------------------
    TOTAL UTILITY PLANT                                                  3,980,242        3,873,467
  Less Accumulated Depreciation and Amortization                        (1,389,975)      (1,348,017)
  Less Accumulated Amortization of Capital Lease Assets                   (465,350)        (444,313)
----------------------------------------------------------------------------------------------------
    TOTAL UTILITY PLANT - NET                                            2,124,917        2,081,137
----------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER PROPERTY
  Investments in Lease Debt and Equity                                     156,538          170,893
  Other                                                                     75,324           85,035
----------------------------------------------------------------------------------------------------
    TOTAL INVESTMENTS AND OTHER PROPERTY                                   231,862          255,928
----------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and Cash Equivalents                                                103,290          154,028
  Trade Accounts Receivable                                                115,634          107,694
  Unbilled Accounts Receivable                                              50,952           55,350
  Allowance for Doubtful Accounts                                          (16,981)         (16,492)
  Materials and Fuel Inventory                                              73,122           62,225
  Trading Assets                                                            11,552           70,958
  Current Regulatory Assets                                                  9,705            9,653
  Deferred Income Taxes - Current                                           12,218           24,055
  Interest Receivable - Current                                              5,190           10,475
  Other                                                                     18,485           26,751
----------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                                   383,167          504,697
----------------------------------------------------------------------------------------------------

REGULATORY AND OTHER ASSETS
  Transition Recovery Asset                                                180,163          224,029
  Income Taxes Recoverable Through Future Revenues                          41,108           44,624
  Other Regulatory Assets                                                   24,815           15,823
  Other Assets                                                              53,329           49,280
----------------------------------------------------------------------------------------------------
    TOTAL REGULATORY AND OTHER ASSETS                                      299,415          333,756
----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $ 3,039,361      $ 3,175,518
====================================================================================================

CAPITALIZATION AND OTHER LIABILITIES
CAPITALIZATION
  Common Stock Equity                                                    $ 598,480        $ 580,718
  Capital Lease Obligations                                                663,719          701,931
  Long-Term Debt                                                         1,213,670        1,257,595
----------------------------------------------------------------------------------------------------
    TOTAL CAPITALIZATION                                                 2,475,869        2,540,244
----------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current Obligations under Capital Leases                                  49,017           53,694
  Current Maturities of Long-Term Debt                                       5,000            1,725
  Accounts Payable                                                          70,583           95,276
  Interest Accrued                                                          32,199           60,679
  Trading Liabilities                                                       12,420           65,022
  Taxes Accrued                                                             59,618           53,192
  Accrued Employee Expenses                                                 14,243           19,216
  Customer Deposits                                                         14,957           14,794
  Other                                                                     13,892            4,556
----------------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                              271,929          368,154
----------------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred Income Taxes - Noncurrent                                       106,404          101,753
  Regulatory Liability - Net Cost of Removal for Interim Retirements        77,690           69,585
  Other                                                                    107,469           95,782
----------------------------------------------------------------------------------------------------
    TOTAL DEFERRED CREDITS AND OTHER LIABILITIES                           291,563          267,120
----------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)
----------------------------------------------------------------------------------------------------

TOTAL CAPITALIZATION AND OTHER LIABILITIES                             $ 3,039,361      $ 3,175,518
====================================================================================================

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                   Accumulated
                                                        Common                     Accumulated        Other          Total
                                                        Shares        Common       Earnings       Comprehensive   Stockholders'
                                                     Outstanding*      Stock        (Deficit)      Income (Loss)      Equity
-------------------------------------------------------------------------------------------------------------------------------
                                                                                  (UNAUDITED)
                                                                               - In Thousands -
BALANCES AT DECEMBER 31, 2004                            34,255     $ 677,119     $ (85,666)      $ (10,735)       $ 580,718
-------------------------------------------------------------------------------------------------------------------------------

Comprehensive Income:
    2005 Year-to-Date Net Income                              -             -        24,082               -           24,082
    Unrealized Gain on Cash Flow Hedges
       (net of $5,967 income taxes)                           -             -             -           9,100            9,100
    Reclassification of Realized Gain on
       Cash Flow Hedges to Net Income
       (net of $2,646 income taxes)                           -             -             -          (4,036)          (4,036)
                                                                                                                  -------------
Total Comprehensive Income                                                                                            29,146
                                                                                                                  -------------
    Dividends Declared                                                      -       (19,704)              -          (19,704)
    Shares Issued under Stock Compensation Plans             37             -             -               -                -
    Shares Distributed by Deferred Compensation Trust         -             1             -               -                1
    Shares Issued for Exercised Stock Options               378         8,026             -               -            8,026
    Other                                                     -           293             -               -              293
-------------------------------------------------------------------------------------------------------------------------------

BALANCES AT SEPTEMBER 30, 2005                           34,670     $ 685,439     $ (81,288)       $ (5,671)       $ 598,480
===============================================================================================================================

* UniSource Energy has 75 million authorized shares of common stock.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

  Three Months Ended                                                                   Nine Months Ended
      September 30,                                                                      September 30,
   2005        2004                                                                     2005       2004
     (UNAUDITED)                                                                          (UNAUDITED)
------------------------------------------------------------------------------------------------------------
 -Thousands of Dollars-                                                              -Thousands of Dollars-
                          OPERATING REVENUES
  $248,454   $232,304      Electric Retail Sales                                       $584,130   $564,388
    30,771     37,248      Electric Wholesale Sales                                     107,701    121,018
     3,009      2,533      Other Revenues                                                 9,188      7,395
------------------------------------------------------------------------------------------------------------
   282,234    272,085        TOTAL OPERATING REVENUES                                   701,019    692,801
------------------------------------------------------------------------------------------------------------

                          OPERATING EXPENSES
    66,510     63,514      Fuel                                                         169,664    166,303
    63,293     29,529      Purchased Power                                              103,344     54,868
    35,629     43,319      Other Operations and Maintenance                             130,819    133,724
    28,949     31,597      Depreciation and Amortization                                 86,903     94,035
    20,242     19,112      Amortization of Transition Recovery Asset                     43,865     39,712
     8,737     10,483      Taxes Other Than Income Taxes                                 30,304     31,671
-----------------------------------------------------------------------------------------------------------
   223,360    197,554        TOTAL OPERATING EXPENSES                                   564,899    520,313
-----------------------------------------------------------------------------------------------------------
    58,874     74,531          OPERATING INCOME                                         136,120    172,488
-----------------------------------------------------------------------------------------------------------

                          OTHER INCOME (DEDUCTIONS)
     4,396      4,965      Interest Income                                               14,115     14,826
         -      2,345      Interest Income - Note Receivable from UniSource Energy        1,684      6,984
     1,729      1,137      Other Income                                                   3,527      3,531
      (339)      (826)     Other Expense                                                 (1,338)    (2,726)
-----------------------------------------------------------------------------------------------------------
     5,786      7,621        TOTAL OTHER INCOME (DEDUCTIONS)                             17,988     22,615
-----------------------------------------------------------------------------------------------------------

                          INTEREST EXPENSE
    12,128     16,773      Long-Term Debt                                                43,565     52,776
    20,070     20,787      Interest on Capital Leases                                    59,199     60,873
         -        204      Loss on Reacquired Debt                                        5,261      1,839
      (112)       (38)     Other Interest Expense, Net of Amounts Capitalized              (738)      (537)
-----------------------------------------------------------------------------------------------------------
    32,086     37,726        TOTAL INTEREST EXPENSE                                     107,287    114,951
-----------------------------------------------------------------------------------------------------------

    32,574     44,426     INCOME BEFORE INCOME TAXES                                     46,821     80,152
    12,210     18,204      Income Tax Expense                                            18,999     35,119
-----------------------------------------------------------------------------------------------------------

  $ 20,364   $ 26,222     NET INCOME                                                   $ 27,822   $ 45,033
===========================================================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Nine Months Ended
                                                                           September 30,
                                                                        2005           2004
                                                                            (UNAUDITED)
----------------------------------------------------------------------------------------------
                                                                       -Thousands of Dollars-
CASH FLOWS FROM OPERATING ACTIVITIES
   Cash Receipts from Electric Retail Sales                           $ 610,581     $ 586,480
   Cash Receipts from Electric Wholesale Sales                          156,344       159,793
   Interest Received                                                     31,666        21,621
   Deposit - Second Mortgage Indenture                                        -        17,040
   Income Taxes Refunds Received                                            713           286
   Other Cash Receipts                                                    2,567         5,610
   Fuel Costs Paid                                                     (172,852)     (158,976)
   Purchased Power Costs Paid                                          (133,476)      (84,131)
   Wages Paid, Net of Amounts Capitalized                               (57,691)      (50,646)
   Payment of Other Operations and Maintenance Costs                    (82,204)      (74,323)
   Capital Lease Interest Paid                                          (67,667)      (69,964)
   Taxes Paid, Net of Amounts Capitalized                               (69,415)      (65,553)
   Interest Paid, Net of Amounts Capitalized                            (48,054)      (57,737)
   Income Taxes Paid                                                    (18,400)      (10,002)
   Other Cash Payments                                                   (2,648)       (3,812)
----------------------------------------------------------------------------------------------
NET CASH FLOWS - OPERATING ACTIVITIES                                   149,464       215,686
----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital Expenditures                                                (107,775)      (81,544)
   Proceeds from Investment in Springerville Lease Debt and Equity       13,646        11,590
   Payments for Investment in Springerville Lease Debt and Equity             -        (4,499)
   Other Cash Receipts                                                    7,305             -
   Other Cash Payments                                                        -        (5,000)
----------------------------------------------------------------------------------------------
NET CASH FLOWS - INVESTING ACTIVITIES                                   (86,824)      (79,453)
----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Equity Investment from UniSource Energy                              110,000             -
   Proceeds from Repayment of UniSource Energy Note                      95,393             -
   Repayments of Long-Term Debt                                        (281,766)      (28,725)
   Payments on Capital Lease Obligations                                (52,605)      (49,333)
   Proceeds from Borrowings under Revolving Credit Facility              40,000        20,000
   Payments on Borrowings under Revolving Credit Facility               (40,000)      (20,000)
   Other Cash Receipts                                                   15,128        10,293
   Payment of Debt Issue/Retirement Costs                                (5,233)       (8,865)
   Dividends Paid to UniSource Energy                                   (15,000)      (19,000)
   Other Cash Payments                                                   (7,864)       (3,209)
----------------------------------------------------------------------------------------------
NET CASH FLOWS - FINANCING ACTIVITIES                                  (141,947)      (98,839)
----------------------------------------------------------------------------------------------

Net (Decrease) Increase in Cash and Cash Equivalents                    (79,307)       37,394
Cash and Cash Equivalents, Beginning of Year                            113,207        65,262
----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 33,900     $ 102,656
==============================================================================================

See Note 13 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      September 30,    December 31,
                                                                          2005            2004
                                                                              (UNAUDITED)
---------------------------------------------------------------------------------------------------
                                                                          -Thousands of Dollars-
ASSETS
UTILITY PLANT
  Plant in Service                                                     $ 2,825,329     $ 2,771,665
  Utility Plant under Capital Leases                                       723,195         723,195
  Construction Work in Progress                                            119,614          94,336
---------------------------------------------------------------------------------------------------
    TOTAL UTILITY PLANT                                                  3,668,138       3,589,196
  Less Accumulated Depreciation and Amortization                        (1,364,691)     (1,328,228)
  Less Accumulated Amortization of Capital Lease Assets                   (465,154)       (444,186)
---------------------------------------------------------------------------------------------------
    TOTAL UTILITY PLANT - NET                                            1,838,293       1,816,782
---------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER PROPERTY
  Investments in Lease Debt and Equity                                     156,537         170,893
  Other                                                                     24,218          23,393
---------------------------------------------------------------------------------------------------
    TOTAL INVESTMENTS AND OTHER PROPERTY                                   180,755         194,286
---------------------------------------------------------------------------------------------------

NOTE RECEIVABLE FROM UNISOURCE ENERGY                                            -          79,462
---------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and Cash Equivalents                                                 33,900         113,207
  Trade Accounts Receivable                                                 97,034          72,042
  Unbilled Accounts Receivable                                              38,149          33,179
  Allowance for Doubtful Accounts                                          (14,866)        (14,166)
  Intercompany Accounts Receivable                                           4,563          10,111
  Materials and Fuel Inventory                                              59,908          51,207
  Current Regulatory Assets                                                  9,704           9,653
  Deferred Income Taxes - Current                                           11,515          24,157
  Interest Receivable - Current                                              5,149          10,475
  Forward Sale and Purchase Contracts                                       11,233           2,300
  Other                                                                     11,183          16,030
---------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                                   267,472         328,195
---------------------------------------------------------------------------------------------------

REGULATORY AND OTHER ASSETS
  Transition Recovery Asset                                                180,163         224,029
  Income Taxes Recoverable Through Future Revenues                          41,108          44,624
  Other Regulatory Assets                                                   21,104          13,684
  Other Assets                                                              37,245          41,106
---------------------------------------------------------------------------------------------------
    TOTAL REGULATORY AND OTHER ASSETS                                      279,620         323,443
---------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $ 2,566,140     $ 2,742,168
===================================================================================================

CAPITALIZATION AND OTHER LIABILITIES
CAPITALIZATION
  Common Stock Equity                                                    $ 570,093       $ 414,510
  Capital Lease Obligations                                                663,258         701,405
  Long-Term Debt                                                           821,170       1,097,595
---------------------------------------------------------------------------------------------------
    TOTAL CAPITALIZATION                                                 2,054,521       2,213,510
---------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current Obligations under Capital Leases                                  48,931          53,611
  Current Maturities of Long-Term Debt                                           -           1,725
  Accounts Payable                                                          48,072          46,377
  Intercompany Accounts Payable                                              9,172          20,026
  Income Taxes Payable                                                       1,869          17,815
  Interest Accrued                                                          29,373          56,514
  Taxes Accrued                                                             40,105          27,123
  Accrued Employee Expenses                                                 12,338          17,594
  Derivative Liabilities                                                    12,420              79
  Other                                                                     11,177           9,513
---------------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                              213,457         250,377
---------------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred Income Taxes - Noncurrent                                       136,470         129,842
  Regulatory Liability - Net Cost of Removal for Interim Retirements        74,406          67,485
  Other                                                                     87,286          80,954
---------------------------------------------------------------------------------------------------
    TOTAL DEFERRED CREDITS AND OTHER LIABILITIES                           298,162         278,281
---------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)
---------------------------------------------------------------------------------------------------

TOTAL CAPITALIZATION AND OTHER LIABILITIES                             $ 2,566,140     $ 2,742,168
===================================================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                   Accumulated
                                                                     Capital        Accumulated        Other          Total
                                                         Common       Stock         Earnings       Comprehensive  Stockholders'
                                                         Stock       Expense        (Deficit)      Income (Loss)     Equity
-------------------------------------------------------------------------------------------------------------------------------
                                                                                   (UNAUDITED)
                                                                             -Thousands of Dollars-
BALANCES AT DECEMBER 31, 2004                          $ 658,254     $ (6,357)    $ (226,652)      $ (10,735)       $ 414,510
-------------------------------------------------------------------------------------------------------------------------------

Comprehensive Income:
    2005 Year-to-Date Net Income                               -            -         27,822               -           27,822
    Unrealized Gain on Cash Flow Hedges
       (net of $5,967 income taxes)                            -            -              -           9,100            9,100
    Reclassification of Realized Gain on
       Cash Flow Hedges to Net Income
       (net of $2,646 income taxes)                            -            -              -          (4,036)          (4,036)
                                                                                                                   ------------
Total Comprehensive Income                                                                                             32,886
                                                                                                                   ------------
    Dividends Paid                                                                   (15,000)                         (15,000)

    Equity Contribution from UniSource Energy             25,261            -              -               -           25,261
    Capital Contribution from UniSource Energy           112,436            -              -               -          112,436
-------------------------------------------------------------------------------------------------------------------------------

BALANCES AT SEPTEMBER 30, 2005                         $ 795,951     $ (6,357)    $ (213,830)       $ (5,671)       $ 570,093
===============================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. NATURE OF OPERATIONS, BASIS OF ACCOUNTING PRESENTATION AND EQUITY-BASED
-------------------------------------------------------------------------------
COMPENSATION
------------

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

     TEP, a regulated public utility incorporated in Arizona since 1963, is UniSource Energy's largest operating subsidiary and represented approximately 85% of UniSource Energy's assets as of September 30, 2005. TEP generates, transmits and distributes electricity. TEP serves 382,235 retail electric customers in a 1,155 square mile area in Southern Arizona. TEP also sells electricity to other utilities and power marketing entities primarily located in the western U.S.

     UES holds the common stock of UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric). UES has no significant operations of its own. UNS Gas is a gas distribution company serving 136,207 retail customers in Mohave, Yavapai, Coconino, and Navajo Counties in northern Arizona, as well as Santa Cruz County in southeast Arizona. UNS Electric is an electric transmission and distribution company serving approximately 88,362 retail customers in Mohave and Santa Cruz counties.

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

     The accompanying quarterly financial statements of UniSource Energy and TEP are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. These financial statements are presented in accordance with the Securities and Exchange Commission's (SEC) interim reporting requirements which do not include all the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for audited annual financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include disclosures required by GAAP for audited annual financial statements. This quarterly report should be reviewed in conjunction with UniSource Energy and TEP's 2004 Annual Report on Form 10-K.

     Weather, among other factors, causes seasonal fluctuations in TEP, UNS Gas and UNS Electric's sales; therefore, quarterly results are not indicative of annual operating results. UniSource Energy and TEP have made minor reclassifications to the prior year financial statements for comparative purposes. These reclassifications had no effect on Net Income.

   DEPRECIATION

     During the second quarter 2005, a study requested by the participants in the San Juan Generating Station (San Juan) was completed which indicated San Juan's economic useful life had changed from previous estimates. As a result of the study and other analysis performed, TEP lengthened the estimated useful life of San Juan from 40 to 60 years beginning April 1, 2005. TEP's depreciation expense for the three months ended September 30, 2005, decreased approximately $2 million. Depreciation expense related to San Juan is expected to decrease by $6 million annually or $2 million for the last quarter of 2005.

     During the second quarter of 2005, it was determined that depreciation of certain UNS Gas and UNS Electric assets had been overstated in prior periods. An adjustment was recorded in June 2005 which reduced UNS' Other Operations and Maintenance Expense by $1 million.

--------------------------------------------------------------------------------

   SHARE-BASED COMPENSATION

     UniSource Energy has two share-based compensation plans, the 1994 Outside Director Stock Option Plan (Directors' Plan) and the 1994 Omnibus Stock and Incentive Plan (Omnibus Plan). During 2005, stock options were granted outside of these plans. See Note 10. We adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (FAS 123(R)) effective January 1, 2005. The adoption of FAS 123(R) did not have a significant impact on our financial statements because stock options issued under UniSource Energy's Omnibus Plan vested upon the shareholder vote to approve the proposed acquisition of UniSource Energy, see UniSource Energy's 2004 Annual Report on Form 10-K, Note 17 in Notes to Consolidated Financial Statements - Stock-Based Compensation. After February 4, 2004, no new awards were granted under the Omnibus Plan. Prior to January 1, 2005, we accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations.

     Prior to January 1, 2005, all our stock options were granted with an exercise price equal to the market value of the stock at the date of the grant. Accordingly, under the provisions of APB 25, no compensation expense was recorded for these awards. However, compensation expense was recognized for restricted stock, stock unit and performance share awards over the performance/vesting period. Beginning January 1, 2005, we also began recognizing compensation expense for the fair value of stock options granted over the vesting period.

     The following table illustrates the effect on UniSource Energy's Net Income and earnings per share and TEP's Net Income as if we had applied the fair value recognition provisions of FAS 123(R) to all share-based employee compensation awards for the three and nine months ended September 30, 2004:

UNISOURCE ENERGY:
----------------

                                                                   Three Months Ended         Nine Months Ended
                                                                      September 30,             September 30,
                                                                           2004                      2004
------------------------------------------------------------- --------------------------- ------------------------
                                                                            -Thousands of Dollars-
                                                                            (except per share data)
Net Income - As Reported                                               $   23,799                $   43,021
Add: Share-based compensation expense included in reported
   Net Income, net of related tax effects                                      60                     1,369
Deduct: Total share-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects                                                 (68)                   (2,140)
------------------------------------------------------------- --------------------------- ------------------------
Pro Forma Net Income                                                   $   23,791                $   42,250
============================================================= =========================== ========================
Basic Earnings per Share:
  As Reported                                                               $0.69                     $1.25
  Pro Forma                                                                 $0.69                     $1.23
============================================================= =========================== ========================
Diluted Earnings per Share:
  As Reported                                                               $0.68                     $1.23
  Pro Forma                                                                 $0.68                     $1.21
============================================================= =========================== ========================

TEP:
---

                                                                   Three Months Ended         Nine Months Ended
                                                                      September 30,             September 30,
                                                                           2004                      2004
------------------------------------------------------------- --------------------------- ------------------------
                                                                               -Thousands of Dollars-
Net Income - As Reported                                               $  26,222                 $    45,033
Add: Share-based compensation expense included in reported
  Net Income, net of related tax effects                                      44                       1,220
Deduct: Total share-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects                                                 (50)                     (1,975)
------------------------------------------------------------- --------------------------- ------------------------
Pro Forma Net Income                                                   $  26,216                 $    44,278
============================================================= =========================== ========================

--------------------------------------------------------------------------------

     The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during the nine months ended September 30, 2004. For the 21,222 options granted under the Directors' Plan in 2003, the following weighted average assumptions were used:

      Expected life (years)                                       6
      Interest rate                                               3.34%
      Volatility                                                 23.74%
      Dividend yield                                              3.55%
      Weighted-average grant-date fair value of options
        granted during the period                                $3.16
      -----------------------------------------------------------------

NOTE 2. REGULATORY MATTERS
--------------------------

   REGULATORY ACCOUNTING

     TEP, UNS Gas and UNS Electric generally use the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS
71), require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP, UNS Gas and UNS Electric's retail rates, the Arizona Corporation Commission (ACC) may not allow TEP, UNS Gas or UNS Electric to currently charge their customers to recover certain expenses, but instead may require that these expenses be charged to customers in the future. In this situation, FAS 71 requires that TEP, UNS Gas and UNS Electric defer these items and show them as regulatory assets on the balance sheet until TEP, UNS Gas and UNS Electric are allowed to charge their customers. TEP, UNS Gas and UNS Electric then amortize these items as expense to the income statement as these charges are recovered from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement as rates to customers are reduced.

     The conditions a regulated company must satisfy to apply the accounting policies and practices of FAS 71 include:

     o    an independent regulator sets rates;
     o the regulator sets the rates to recover specific costs of delivering service; and
     o the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

   IMPLICATIONS OF DISCONTINUING APPLICATION OF FAS 71

     TEP

     Upon approval by the ACC of a settlement agreement (Settlement Agreement) in November 1999, TEP discontinued application of FAS 71 for its generation operations. TEP continues to apply FAS 71 to its cost-based rate regulated operations, which include the transmission and distribution portions of its business.

      TEP's transmission and distribution regulatory assets, net of regulatory liabilities, totaled $178 million at September 30, 2005. Regulatory assets of $31 million are not presently included in rate base and consequently are not earning a return on investment. These regulatory assets are being recovered through the cost of service or are authorized to be collected in future base rates. TEP's transmission and distribution regulatory assets, net of regulatory liabilities, totaled $225 million at December 31, 2004.

      TEP regularly assesses whether it can continue to apply FAS 71 to its cost-based rate regulated operations. If TEP stopped applying FAS 71 to these operations, it would write off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory asset balances, net of regulatory liabilities, at September 30, 2005, if TEP had stopped applying FAS 71 to its remaining cost-based rate regulated operations, it would have recorded an extraordinary after-tax loss of $107 million. While regulatory orders and market conditions may affect cash flows, TEP's cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of its regulatory assets.

--------------------------------------------------------------------------------

     UNS GAS AND UNS ELECTRIC

     UNS Gas and UNS Electric's regulatory liabilities exceeded their regulatory assets by $6 million at September 30, 2005. At December 31, 2004, UNS Gas and UNS Electric' regulatory liabilities exceeded their regulatory assets by $4 million. As of September 30, 2005, UNS Electric has $6 million of regulatory liabilities that are not included in rate base. If UNS Gas and UNS Electric stopped applying FAS 71 to their regulated operations, they would write off the related balances of their regulatory assets as an expense and would write off their regulatory liabilities as income on their income statements. Based on the regulatory asset and liability balances, if UNS Gas and UNS Electric had stopped applying FAS 71 to their regulated operations, they would have recorded an extraordinary after-tax gain of $4 million at September 30, 2005. UNS Gas and UNS Electric's cash flows would not be affected if they stopped applying FAS 71 unless a regulatory order limited their ability to recover the cost of their regulatory assets.

   RECENT REGULATORY ACTION

     TEP

     Given recent court action, the ACC may revise its Retail Electric Competition Rules (Rules) and rate methodologies prior to the expiration in 2008 of the Settlement Agreement. A new structure could replace that established pursuant to the Settlement Agreement prior to January 2009.

     In an effort to resolve the uncertainty surrounding the methodology that will be applied to determine TEP's rates for generation service after the current Competition Transition Charges (CTCs) expire, TEP filed a motion with the ACC on May 4, 2005 requesting that the ACC issue an order declaring its position regarding the rate treatment that will be afforded to TEP's generation assets after 2008.

     TEP believes that any actions by the ACC should not deny TEP the economic benefits of the Settlement Agreement, and accordingly analyzed how the Settlement Agreement can be modified so as to: (i) preserve the intent of the parties; (ii) avoid a significant rate increase in 2009; (iii) mitigate a negative financial impact on TEP; and (iv) provide all interested parties with certainty in the near future about TEP's post-2008 rate structure.

     On June 10, 2005 and on July 11, 2005, the ALJ issued procedural orders related to TEP's 2004 rate review. The procedural orders took no action on TEP's May 4, 2005 motion, however suggested a more appropriate procedure was for TEP to file a motion to reopen the record approving the Settlement Agreement.

     Motion to Amend the Settlement Agreement
     ----------------------------------------

     On September 12, 2005, TEP filed a motion and supporting testimony with the ACC to amend the Settlement Agreement. In the motion, TEP proposes the following amendments to extend the benefits and protections set forth in the Settlement Agreement and provide additional price stability for TEP customers:

     1. The extension of the existing rate freeze at TEP's current average retail base rate of 8.3 cents per kWh through December 31, 2010;

     2.   The retention of the current CTC amortization schedule;

     3. The agreement of TEP not to seek base rate treatment for certain generating assets in order to minimize the rates TEP's customers will eventually pay once the rate freeze has expired; and

     4. The implementation of an energy cost adjustment mechanism to protect TEP and its customers from energy market volatility, to be effective after December 31, 2008. TEP proposes the establishment of an incremental Energy Cost Adjustment Clause (ECAC). A base amount of retail energy consumption would be served at the existing fixed retail rates and the rate on the incremental amount of retail energy would be capped at an annual proxy set at forward power prices.

     On October 12, 2005, a number of participants in TEP's rate proceedings, including the Staff of the ACC, filed responses to TEP's motion. Those responses reflect differing interpretations of the Settlement Agreement which established TEP's existing rate structure and generation service rates, and the effect of the 2002 Track A order which eliminated the requirement that TEP transfer its generation assets to a subsidiary and the future of electric competition in

--------------------------------------------------------------------------------

Arizona. Responses filed by ACC Staff and the Residential Utility Consumer Office disputed TEP's assertion that the existing rate structure contemplates market-based rates for generation services after December 31, 2008.

     On October 21, 2005, TEP filed a reply in support of its motion. The reply stated that the public interest is best served by the ACC taking affirmative action to resolve the questions of how TEP's rates will be determined after December 31, 2008, avoid rate increases for TEP customers, bolster wholesale electric generation and remove customer risk and exposure to volatile energy costs.

     On October 24, 2005, the ALJ held a procedural conference. A number of the participants disagreed with aspects of TEP's request. The Chairman of the ACC submitted a letter in support of resolving the issues arising from the Settlement Agreement and the related effect on TEP's rates. The ALJ took the motion under advisement and is expected to issue a procedural order. TEP does not know when or how the ALJ will rule on its motion to amend the Settlement Agreement.

     UNS GAS

     In August 2005, UNS Gas filed a request with the ACC, to approve an increase in the PGA surcharge from $0.03 per therm to $0.27 per therm to be effective October 1, 2005. An increase was necessary to allow for the recovery of the existing PGA bank balance and recover the projected cost of gas for this winter season. At September 30, 2005, the PGA bank balance was approximately $3 million.

     On October 19, 2005, the ACC approved a PGA surcharge of $0.15 per therm effective November 1, 2005 through February 2006; $0.25 per therm in March and April 2006; $0.30 per therm in May and June 2006; $0.35 per therm in July through September 2006; $0.25 per therm in October and November 2006; $0.20 per therm in December 2006 through February 2007 and $0.25 per therm in March and April 2007. We believe that this PGA surcharge will result in a growing bank balance. Sources to fund the growing balance could include an additional surcharge, draws on the revolving credit facility, additional credit lines or the investment of additional equity capital by UniSource Energy. We cannot predict when UNS Gas will fully recover the PGA bank balance; however, we expect that the balance will be recovered over time.

NOTE 3. DEBT AND CREDIT FACILITIES
----------------------------------

     Long-term debt matures more than one year from the date of the financial statements.

   UNISOURCE ENERGY DEBT

     CONVERTIBLE SENIOR NOTES

     In March 2005, UniSource Energy issued $150 million of 4.50% Convertible Senior Notes due 2035. The Convertible Senior Notes are unsecured and are not guaranteed by TEP or any other UniSource Energy subsidiary. Each $1,000 of Convertible Senior Notes is convertible into 26.6667 shares of our Common Stock at any time representing a conversion price of approximately $37.50 per share of our Common Stock, which is subject to adjustment in certain circumstances.

     On March 1, 2005, UniSource Energy used $106 million of the net proceeds from the sale of the Convertible Senior Notes to repay its $95 million promissory note to TEP plus accrued interest of $11 million. TEP used these funds, along with borrowings under its revolving credit facility to repurchase and redeem $225 million of fixed rate tax-exempt borrowings. See TEP Debt - Bond Repurchase and Redemptions, below.

--------------------------------------------------------------------------------

     UNISOURCE CREDIT AGREEMENT

     In April 2005, UniSource Energy entered into a $105 million five-year credit agreement with a group of lenders (UniSource Credit Agreement) which expires on April 15, 2010. The UniSource Credit Agreement includes a $90 million term loan facility and a $15 million revolving credit facility. Quarterly principal payments of $1.25 million are due beginning June 30, 2005, with the balance due at maturity.

     As of September 30, 2005, there was $88 million outstanding under the term loan facility at an interest rate of 5.2%. As of September 30, 2005, there were no borrowings outstanding under the revolving credit facility.

     We pay interest on the term loan and on borrowings under the revolving credit facility at LIBOR plus 1.75% or the agent bank's reference rate plus 0.75%. We paid a commitment fee of 0.50% on the unused portion of the term loan until it was fully drawn at June 29, 2005, and pay a commitment fee of 0.50% on the unused portion of the revolving credit facility.

     The UniSource Credit Agreement restricts additional indebtedness, liens, mergers, sales of assets and investments and acquisitions. We must also meet:
(1) a minimum cash flow to debt service coverage ratio for UniSource Energy on a standalone basis and (2) a maximum leverage ratio on a consolidated basis. We may pay dividends, if after giving effect to the dividend payments, we have more than $15 million of unrestricted cash and unused revolving credit. As of September 30, 2005, we were in compliance with the terms of the UniSource Credit Agreement.

     If an event of default occurs, the UniSource Credit Agreement may become immediately due and payable. An event of default includes failure to make required payments under the UniSource Credit Agreement, failure of UniSource Energy or certain subsidiaries to make payments or default on debt greater than $20 million, or certain bankruptcy events at UniSource Energy or certain subsidiaries.

     INTER-COMPANY NOTE AND CAPITAL CONTRIBUTION FROM UNISOURCE ENERGY

     In January 2005, UNS Gas established a short-term inter-company promissory note to UniSource Energy that allows UNS Gas to borrow up to $10 million for general corporate purposes.

     On January 1, 1998, TEP and UniSource Energy exchanged all the outstanding common stock of TEP on a share-for-share basis for the Common Stock of UniSource Energy in a transaction which resulted in UniSource Energy becoming a holding company with TEP as its subsidiary. Following the share exchange, TEP transferred the stock of Millennium to UniSource Energy for a $95 million promissory note due in 2008. On March 1, 2005, UniSource Energy used $106 million of the $146 million of net proceeds from the convertible debt offering, see above, to repay the $95 million promissory note to TEP plus accrued interest of $11 million. Approximately $25 million of this note represented a gain to TEP. TEP did not record this gain in income. Instead, this gain was reflected as an increase in TEP's common stock equity when UniSource Energy repaid the note.

     In May 2005, UniSource Energy made a $110 million capital contribution to TEP.

   TEP DEBT

     BOND REPURCHASE AND REDEMPTIONS

     TEP made a sinking fund payment of $1 million on its 1941 Mortgage IDBs in January 2005.

     In March 2005, TEP redeemed at par the remaining $31 million of its 6.1% 1941 Mortgage IDBs, which were due in 2008, as well as the remaining $21 million of its 7.5% 1941 Mortgage IDBs, which were due in 2006. TEP recorded an expense of $0.1 million for debt costs that were capitalized and being amortized through 2008. On June 10, 2005, TEP satisfied and discharged the 1941 Mortgage.

     In May 2005, TEP purchased $147 million of its 1997 Pima Series B and $74 million of its 1997 Pima Series C fixed-rate tax-exempt bonds (Repurchased Bonds) at a price of $101.50 per $100 principal amount and redeemed at par the remaining $4 million of bonds outstanding under those series. TEP does not currently plan on canceling the Repurchased Bonds which will remain outstanding under their respective indentures; however, the Repurchased Bonds will not be presented in our financial statements. TEP recognized a loss of approximately $3

--------------------------------------------------------------------------------

million on the Repurchased Bonds associated with the generation portion of its business. In addition, TEP capitalized approximately $3 million of costs for Repurchased Bonds associated with its regulated operations and will amortize the cost over the remaining life of the bonds. TEP may choose to cancel or resell the Repurchased Bonds to third parties in the future.

     As a result of the capital contribution, inter-company note repayment and the bond purchases and redemptions, TEP's ratio of equity to total capitalization (excluding capital leases) improved to 41% as of September 30, 2005, which meets an ACC requirement and allows TEP to dividend up to 100% of its current year Net Income to UniSource Energy. Management believes it will be able to maintain a 40% ratio of equity to total capitalization (excluding capital leases) through the remainder of 2005.

     TEP CREDIT AGREEMENT

     In May 2005, TEP entered into a new $401 million Credit Agreement (TEP Credit Agreement) to replace its previous $401 million credit agreement. The TEP Credit Agreement includes a $60 million revolving credit facility and a $341 million letter of credit facility to support $329 million of tax-exempt variable rate bonds. The TEP Credit Agreement expires May 4, 2010 and is secured by $401 million of Mortgage Bonds.

     The TEP Credit Agreement restricts additional indebtedness, liens, sale of assets and sale-leasebacks agreements. The TEP Credit Agreement also requires TEP to meet a minimum cash coverage ratio and a maximum leverage ratio. If TEP complies with the terms of the TEP Credit Agreement, TEP may pay dividends to UniSource Energy. Certain regulatory actions may cause a decrease in the amount that may be borrowed. As of September 30, 2005, TEP was in compliance with the terms of the TEP Credit Agreement.

     If an event of default occurs, the TEP Credit Agreement may become immediately due and payable. An event of default includes failure to make required payments under the TEP Credit Agreement; change in control, as defined; failure of TEP or certain subsidiaries to make payments or default on debt greater than $20 million; or certain bankruptcy events at TEP or certain subsidiaries.

     Interest rates and fees under the TEP Credit Agreement are based on a pricing grid tied to TEP's credit ratings. Letter of credit fees are 0.875% per annum and amounts drawn under a letter of credit would bear interest at LIBOR plus 0.875% per annum. TEP pays interest on borrowings under the revolving credit facility at LIBOR plus 0.875% or at the agent bank's reference rate. TEP also pays a commitment fee of 0.20% on the unused portion of the revolving credit facility. In May 2005, TEP expensed $3 million for debt costs related to the previous credit agreement that were capitalized and being amortized through 2009. Fees of $5 million associated with the TEP Credit Agreement are being amortized through May 2010.

     During the three months ended September 30, 2005, TEP repaid $40 million of borrowings under its revolving credit facility. As of September 30, 2005, TEP had no borrowings outstanding under the revolving credit facility component of the TEP Credit Agreement.

   UNS GAS/UNS ELECTRIC REVOLVER

     In April 2005, UNS Gas and UNS Electric entered into a $40 million three-year unsecured revolving credit agreement due April 15, 2008 with a group of lenders (the UNS Gas/UNS Electric Revolver). Either borrower may borrow up to a maximum of $30 million; however, the total combined amount borrowed cannot exceed $40 million.

     UNS Gas is only liable for UNS Gas' borrowings, and similarly, UNS Electric is only liable for UNS Electric's borrowings under the UNS Gas/UNS Electric Revolver. UES guarantees the obligations of both UNS Gas and UNS Electric.

     The borrowers pay interest at LIBOR plus 1.50% or at the agent bank's reference rate plus 0.50%. UNS Gas and UNS Electric also pay a commitment fee of 0.45% on the unused portion of the revolving credit facility.

     The UNS Gas/UNS Electric Revolver contains restrictions on additional indebtedness, liens, mergers and sales of assets. The UNS Gas/UNS Electric Revolver also contains a maximum leverage ratio and a minimum cash flow to interest coverage ratio for each borrower. As of September 30, 2005, UNS Gas and UNS Electric were each in compliance with the terms of the UNS Gas/UNS Electric Revolver.

--------------------------------------------------------------------------------

     If an event of default occurs, the UNS Gas/UNS Electric Revolver may become immediately due and payable. An event of default includes failure to make required payments under the UNS Gas/UNS Electric Revolver; certain change in control transactions, certain bankruptcy events of UNS Gas or UNS Electric, or failure of UES, UNS Gas or UNS Electric to make payments or default on debt greater than $4 million.

     As of September 30, 2005, UNS Gas and UNS Electric had no borrowings outstanding under the UNS Gas/UNS Electric Revolver.

NOTE 4. BUSINESS SEGMENTS
-------------------------

     Based on the way we organize our operations and evaluate performance, we have four reportable segments:

     (1) TEP, a vertically integrated electric utility business, is UniSource Energy's largest subsidiary.
     (2)  UNS Gas is a regulated gas distribution utility business.
     (3)  UNS Electric is a regulated electric distribution utility business.
     (4) Global Solar, a developer and manufacturer of light-weight thin-film photovoltaic cells and panels, is the largest investment held by Millennium.

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

     Significant reconciling adjustments consist of the elimination of inter-company activity and balances. Other Millennium subsidiaries recorded revenue from transactions with TEP of $3 million and $9 million during the three-month and nine-month periods ended September 30, 2005 and $6 million and $14 million during the three-month and nine-month periods ended September 30, 2004. TEP's related expense is reported in Other Operations and Maintenance expense on its income statement. Millennium's revenue and TEP's related expense are eliminated in UniSource Energy consolidation. Other significant reconciling adjustments include the elimination of investments in subsidiaries held by UniSource Energy, the inter-company note between UniSource Energy and TEP, the related interest income and expense on the note and reclassifications of deferred tax assets and liabilities. The inter-company note between UniSource Energy and TEP was repaid on March 1, 2005. See Note 3.

--------------------------------------------------------------------------------

     We disclose selected financial data for our reportable segments in the following table:

                                                        REPORTABLE SEGMENTS
                                              -----------------------------------------                                UNISOURCE
                                                            UNS        UNS     GLOBAL       ALL       RECONCILING        ENERGY
                                                 TEP        GAS     ELECTRIC    SOLAR      OTHER      ADJUSTMENTS     CONSOLIDATED
--------------------------------------------- ---------- --------- ----------- -------- ------------ -------------- ----------------
INCOME STATEMENT                                                              -Millions of Dollars-
----------------
THREE MONTHS ENDED SEPTEMBER 30, 2005:
   Operating Revenues - External               $   281    $   17    $    48     $   2    $     1        $     -        $     349
   Operating Revenues - Intersegment                 1         -          -         -          3             (4)               -
   Income (Loss) Before Income Taxes                33        (3)         4        (3)        (2)             -               29
   Net Income (Loss)                                20        (2)         2        (2)         -              -               18
--------------------------------------------- ---------- --------- ----------- -------- ------------ -------------- ----------------

--------------------------------------------- ---------- --------- ----------- -------- ------------ -------------- ----------------
THREE MONTHS ENDED SEPTEMBER 30, 2004:
   Operating Revenues - External               $   272    $   16    $    45     $   -    $     2        $     -        $     335
   Operating Revenues - Intersegment                 -         -          -         3          4             (7)               -
   Income (Loss) Before Income Taxes                44        (3)         4        (3)        (1)             -               41
   Net Income (Loss)                                26        (2)         2        (2)         -              -               24
--------------------------------------------- ---------- --------- ----------- -------- ------------ -------------- ----------------

--------------------------------------------- ---------- --------- ----------- -------- ------------ -------------- ----------------
NINE MONTHS ENDED SEPTEMBER 30, 2005:
   Operating Revenues - External               $   699    $   91    $   116     $   4    $     1        $     -        $     911
   Operating Revenues - Intersegment                 2         -          -         -          9            (11)               -
   Income (Loss) Before Income Taxes                47         4          6        (8)        (8)             -               41
   Net Income (Loss)                                28         2          4        (5)        (5)             -               24
--------------------------------------------- ---------- --------- ----------- -------- ------------ -------------- ----------------

--------------------------------------------- ---------- --------- ----------- -------- ------------ -------------- ----------------
NINE MONTHS ENDED SEPTEMBER 30, 2004:
   Operating Revenues - External               $   692    $   87    $   112     $   3    $     1        $     -        $     895
   Operating Revenues - Intersegment                 1         -          -         4         11            (16)               -
   Income (Loss) Before Income Taxes                80         3          7        (6)        (6)             -               78
   Net Income (Loss)                                45         2          4        (4)        (4)             -               43
--------------------------------------------- --------- ---------- ---------- -------- ------------ --------------- ----------------

--------------------------------------------- --------- ---------- ---------- -------- ------------ --------------- ----------------
BALANCE SHEET
-------------
   Total Assets, September 30, 2005            $ 2,566    $  196    $   149     $  24    $   953        $  (849)       $   3,039
   Total Assets, December 31, 2004               2,742       201        135        21        930           (853)           3,176
--------------------------------------------- --------- ---------- ---------- -------- ------------ --------------- ----------------

NOTE 5. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND TRADING ACTIVITIES
--------------------------------------------------------------------

     TEP enters into forward contracts to purchase or sell a specified amount of capacity or energy at a specified price over a given period of time, within established limits to take advantage of favorable market opportunities and reduce exposure to energy price risk resulting from generation and procurement of power. In general, TEP enters into forward power purchase contracts when market conditions provide the opportunity to purchase energy for its load at prices that are below the marginal cost of its supply resources or to supplement its own resources (e.g., during plant outages and summer peaking periods). TEP enters into forward power sales contracts when it forecasts that it has excess supply and the market price of energy exceeds its marginal cost. In addition, TEP has a natural gas supply agreement under which it purchases all of its gas requirements at spot market prices from Southwest Gas Corporation (SWG). In an effort to minimize price risk on these purchases, TEP enters into price swap agreements under which TEP purchases gas at fixed prices and simultaneously sells gas at spot market prices.

     A portion of TEP's forward power contracts are considered to be normal purchases and sales and, therefore, are not required to be marked to market. However, some of TEP's forward power contracts and all of the gas swap agreements are considered to be derivatives, which are required to be marked to market each reporting period. The majority of these forward power contracts, as well as the gas swaps, are accounted for as cash flow hedges. Unrealized gains and losses resulting from the change in the fair value of derivatives that meet the criteria for cash flow hedge accounting are recorded in Other Comprehensive Income, a component of Common Stock Equity, rather than in current earnings.

--------------------------------------------------------------------------------

There were no gains or losses recognized in Net Income related to hedge ineffectiveness because all cash flow hedges are considered to be highly effective. The unrealized gains and losses are reclassified into earnings when the related transactions settle or terminate. The change in fair value of forward power contracts considered derivatives that are not accounted for as cash flow hedges is recorded in Net Income.

     The unrealized gains and losses that TEP reclassified into earnings from Other Comprehensive Income were:

                                                     Three Months Ended     Nine Months Ended
                                                        September 30,         September 30,
                                                       2005       2004       2005       2004
--------------------------------------------------- ---------- ---------- ---------- ----------
                                                                -Millions of Dollars-
Unrealized gain (loss) reclassified into earnings      $  6       $ (1)      $  7       $  -
--------------------------------------------------- ---------- ---------- ---------- ----------

     UNS Gas has a natural gas supply agreement under which it purchases substantially all of its gas requirements at market prices from BP Energy Company (BP). However, the contract allows UNS Gas to lock in fixed prices on a portion of its gas purchases by entering into fixed price forward contracts with BP at various times during the year. This enables UNS Gas to provide more stable prices to its customers. These forward contracts, as well as the main gas supply contract, meet the definition of normal purchases and therefore are not required to be marked to market.

     UNS Electric does not currently have any contracts that are required to be marked to market.

     Millennium Environmental Group, Inc. (MEG), a wholly-owned subsidiary of Millennium, enters into swap agreements, options and forward contracts relating to Emissions Allowances. MEG marks its trading contracts to market by recording unrealized gains and losses and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month.

     MEG is in the process of winding down its activities and will not engage in any significant new activities after 2005.

     The market prices used to determine fair values for TEP and MEG's derivative instruments are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value.

     TEP and MEG's derivative activities are reported as follows:

                                              FINANCIAL STATEMENT LINE
                               ----------------------------- ---------------------------
                                   NET UNREALIZED GAINS           NET REALIZED GAINS
                                        AND LOSSES                    AND LOSSES
------------------------------ ----------------------------- ---------------------------
TEP Forward Power Sales -
  Cash Flow Hedges             Other Comprehensive Income    Electric Wholesale Sales
TEP Forward Power Purchases -
  Cash Flow Hedges             Other Comprehensive Income    Purchased Power
TEP Forward Power Sales        Electric Wholesale Sales      Electric Wholesale Sales
TEP Forward Power Purchases    Purchased Power               Purchased Power
TEP Gas Price Swaps            Other Comprehensive Income    Fuel Expense
MEG Trading Activities         Other Operating Revenues      Other Operating Revenues
------------------------------ ----------------------------- ---------------------------

     Although MEG's realized gains and losses on trading activities are reported net on UniSource Energy's income statement, the related cash receipts and cash payments are reported separately on UniSource Energy's statement of cash flows.

     The net pre-tax gains and losses from TEP and MEG's derivative activities for the three months ended and nine months ended September 30, 2005 and 2004, were as follows:

--------------------------------------------------------------------------------

                                                      Three Months Ended    Nine Months Ended
                                                         September 30,         September 30,
                                                       2005       2004       2005       2004
--------------------------------------------------- ---------- ---------- ---------- ----------
                                                               -Millions of Dollars-
TEP:
  Net Unrealized Loss on Forward Power Sales -
     Cash Flow Hedges                                 $  (3)      $   -      $  (3)    $   -
  Net Unrealized (Loss) Gain on Forward Power
     Sales                                               (9)          1         (9)        1
  Net Unrealized Gain on Forward Power
     Purchases                                            1           -          1         -
  Net Unrealized Gain on Gas Price Swaps                  7           1          7         1
  Net Realized Gain on Gas Price Swaps                    6          (1)         7         -
MEG:
  Net Gain from Trading Activities                        -           1          -         1
--------------------------------------------------- ---------- ---------- ---------- ----------

     TEP and MEG's derivative assets and liabilities are reported as follows:

                                                                            BALANCE SHEET LINE
                                                           ----------------------------------------------------
                                                                    ASSETS                  LIABILITIES
---------------------------------------------------------- ------------------------- --------------------------
TEP - Current                                              Other Current Assets      Other Current Liabilities
TEP - Noncurrent                                           Other Assets              Other Liabilities
MEG - Current (including Emissions Allowance Inventory)    Trading Assets            Trading Liabilities
MEG - Noncurrent                                           Other Assets              Other Liabilities
---------------------------------------------------------- ------------------------- --------------------------

     The fair value of TEP and MEG's derivative assets and liabilities were as follows:

                                            September 30,       December 31,
                                                 2005               2004
---------------------------------------- ------------------- -------------------
                                                  -Millions of Dollars-
TEP:
   Derivative Assets - Current                 $  11                $   2
   Derivative Assets - Noncurrent                  4                    1
   Derivative Liabilities - Current               12                    -
MEG:
   Trading Assets - Current                        -                   71
   Trading Assets - Noncurrent                     7                    6
   Trading Liabilities - Current                   -                  (65)
---------------------------------------- ------------------- -------------------

     The settlement of forward power purchase and sales contracts that do not result in physical delivery are recorded net as a component of Electric Wholesale Sales in TEP's income statement. For the three months ended September 30, 2005, approximately $2 million in sales were netted against approximately $2 million in purchases. For the three months ended September 30, 2004, just over $1 million in sales were netted against just over $1 million in purchases. For the nine months ended September 30, 2005, approximately $10 million in sales were netted against approximately $9 million in purchases, resulting in a small net gain. For the nine months ended September 30, 2004, $3 million in sales were netted against $3 million in purchases.

NOTE 6. COMMITMENTS AND CONTINGENCIES
-------------------------------------

   TEP CONTINGENCIES

     LITIGATION AND CLAIMS RELATED TO SAN JUAN GENERATING STATION

     Public Service Company of New Mexico (PNM), operator of San Juan, and the coal supplier to San Juan have been participating in sessions sponsored by the Environmental Protection Agency (EPA) to consider rulemaking for the disposal of coal combustion products because of claims by third parties that San Juan has

--------------------------------------------------------------------------------

contaminated water resources in the region as a result of disposing of fly ash in the surface mine pits adjacent to the generating station. In November 2004, a contractor for the EPA released a non-binding preliminary determination that any contamination at San Juan cannot be conclusively attributed to the disposal of fly ash; however, the EPA has not made a final determination. TEP owns 50% of San Juan Units 1 and 2, which equates to 19.8% of the total San Juan Generating Station. TEP does not believe that this issue will have a material adverse impact on TEP or its operations.

     LITIGATION AND CLAIMS RELATED TO NAVAJO GENERATING STATION

     On October 15, 2004, Peabody Western Coal Company (Peabody), the coal supplier to the Navajo Generating Station, filed a complaint in the Circuit Court for the City of St. Louis, Missouri against the participants at Navajo, including TEP, for reimbursement of royalties and other costs and breach of the coal supply agreement. The case was removed to Federal District Court Eastern District of Missouri on February 10, 2005. Peabody subsequently filed a motion to remand to superior court. Because TEP owns 7.5% of the Navajo Generating Station, its share of the current claimed damages would be approximately $35 million. TEP believes these claims are without merit and intends to continue to contest them.

     POSTRETIREMENT AND PENSION BENEFIT COSTS AT NAVAJO GENERATING STATION

     In 1996, Peabody filed a lawsuit in Maricopa County Superior Court against the participants at Navajo Generating Station, including TEP, for postretirement benefit costs payable to the coal supplier's employees under the coal supply agreements. The Navajo participants and Peabody have agreed to stay the discovery process in this litigation until February 28, 2006 to allow the parties additional time to negotiate a potential settlement. To the extent that amounts become estimable and payment probable, TEP will record a liability for additional postretirement benefit costs at the Navajo Generating Station. TEP does not expect any settlement to be material to TEP.

     TEP has previously settled claims for postretirement benefit costs with the coal suppliers at Springerville Generating Station and Four Corners Generating Station. The cost of postretirement benefits is included in the cost of coal to San Juan.

     ENVIRONMENTAL RECLAMATION AT REMOTE GENERATING STATIONS

     TEP currently pays on-going reclamation costs related to the coal mines which supply the remote generating stations, and it is probable that TEP will have to pay a portion of final reclamation costs upon mine closure. When a reasonable estimate of final reclamation costs is available, the liability is recognized as a cost of coal over the remaining term of the respective coal supply agreement. TEP estimates its undiscounted final reclamation liability to be $41 million, and the present value of TEP's liability for final reclamation approximates $11 million at the expiration dates of the coal supply agreements. At September 30, 2005 and December 31, 2004, TEP had recorded $2 million and $1 million, respectively, of its post-term reclamation liability, which is included in Other Liabilities in the balance sheets.

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

   RESOLUTION OF SPRINGERVILLE GENERATING STATION COMPLAINT

     Environmental activist groups have expressed concerns regarding the construction of any new units at the Springerville Generating Station. In January 2003, environmental activist groups appealed an ACC Order affirming the ACC's approval of the expansion at the Springerville Generating Station to the Superior Court of the State of Arizona. On October 22, 2003, the Superior Court affirmed the ACC's issuance of the Certificate of Environmental Compatibility for Springerville Generating Station. The environmental activist groups appealed the Superior Court decision on December 30, 2003 and filed an amended notice of appeal on January 2, 2004 with the Arizona Court of Appeals. In February 2005, the Arizona Court of Appeals upheld the lower court's ruling affirming the ACC's approval of the expansion at Springerville Generating Station. In February 2005, the Grand Canyon Trust (GCT), one of the environmental activist groups with this appeal, and TEP reached a settlement under which the GCT will drop all claims

--------------------------------------------------------------------------------

against TEP regarding Springerville Generating Station. TEP will implement new emission limits at Units 1 and 2 by January 1, 2006. The Supreme Court of Arizona denied the other environmental activist group's petition for review on June 28, 2005.

   MILLENNIUM COMMITMENT

     In April 2005, Millennium committed to fund $3 million to Battco, Inc., a company formed to carry on the business of IPS.

   GUARANTEES AND INDEMNITIES

     In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees are:

     o UES' guarantee of $160 million of aggregate principal amount of senior unsecured notes issued by UNS Gas and UNS Electric to purchase the Citizens Arizona gas and electric utility assets,
     o UES' guarantee of a $40 million unsecured revolving credit agreement for UNS Gas and UNS Electric,
     o UniSource Energy's guarantee of approximately $6 million in natural gas transportation and supply payments in addition to building and equipment lease payments for UNS Gas, UNS Electric, and subsidiaries of Millennium, and
     o Millennium's guarantee of approximately $1 million in building lease payments for a subsidiary.

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

NOTE 7. TEP WHOLESALE ACCOUNTS RECEIVABLE AND ALLOWANCES
--------------------------------------------------------

     TEP's Accounts Receivable from Electric Wholesale Sales, included in Trade Accounts Receivable on the balance sheet, totaled $23 million at September 30, 2005 and $22 million at December 31, 2004, net of allowances. TEP's Allowance for Doubtful Accounts on the balance sheet includes $13 million at September 30, 2005 and $13 million at December 31, 2004 related to sales to the California Power Exchange (CPX) and the California Independent System Operator (CISO) in 2001 and 2000. Excluding the receivables from the CPX and the CISO, substantially all of the September 30, 2005 and the December 31, 2004 wholesale receivable balances have been collected as of the date of this filing.

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

NOTE 8. UNISOURCE ENERGY EARNINGS PER SHARE (EPS)
-------------------------------------------------

     Basic EPS is computed by dividing Net Income (Loss) by the weighted average number of common shares outstanding during the period. Except when the effect would be anti-dilutive, the diluted EPS calculation includes the impact of

--------------------------------------------------------------------------------

shares that could be issued upon exercise of outstanding stock options, contingently issuable shares under equity-based awards or common shares that would result from the conversion of convertible notes. The numerator in calculating diluted earnings per share is Net Income (Loss) adjusted for the interest on convertible notes (net of tax) that would not be paid if the notes were converted to common shares.

     The following table shows the effects of potential dilutive common stock on the weighted average number of shares:

                                                                     Three Months Ended        Nine Months Ended
                                                                       September 30,             September 30,
                                                                      2005         2004         2005         2004
----------------------------------------------------------------- ------------ ------------ ------------ ------------
                                                                      - In Thousands -          - In Thousands -
Numerator:
  Net Income                                                        $18,397     $  23,799    $  24,082    $  43,021
  Income from assumed conversion of Senior Convertible
    Notes                                                             1,097             -            -            -
----------------------------------------------------------------- ------------ ------------ ------------ ------------
Adjusted Numerator                                                  $19,494     $  23,799    $  24,082    $  43,021
================================================================= ============ ============ ============ ============

Denominator:
  Weighted-average Shares of Common Stock Outstanding                34,915       34,464       34,786       34,347
  Effect of Dilutive Securities:
    Convertible Senior Notes                                          4,000            -            -            -
    Options and Stock Issuable under Employee Benefit Plans
      and the Directors' Plan                                           709          649          718          672
----------------------------------------------------------------- ------------ ------------ ------------ ------------
Total Shares                                                         39,624       35,113       35,504       35,019
================================================================= ============ ============ ============ ============

     Dilutive shares for the nine months ended September 30, 2005 exclude 3,126 average incremental common shares related to Convertible Senior Notes because they are antidilutive.

NOTE 9. EMPLOYEE BENEFITS PLANS
-------------------------------

   PENSION BENEFIT PLANS

     TEP, UNS Gas and UNS Electric maintain noncontributory, defined benefit pension plans for substantially all regular employees and certain affiliate employees. Benefits are based on years of service and the employee's average compensation. TEP, UNS Gas and UNS Electric fund the plans by contributing at least the minimum amount required under Internal Revenue Service regulations. Additionally, we provide supplemental retirement benefits to certain employees whose benefits are limited by Internal Revenue Service benefit or compensation limitations.

OTHER POSTRETIREMENT BENEFIT PLANS

     TEP provides limited health care and life insurance benefits for retirees. All regular employees may become eligible for these benefits if they reach retirement age while working for TEP or an affiliate. UNS Gas and UNS Electric provide postretirement medical benefits for current retirees and a small group of active employees. The majority of UNS Gas and UNS Electric employees do not participate in the postretirement medical plan.

     The ACC allows TEP, UNS Gas and UNS Electric to recover postretirement costs through rates only as benefit payments are made to or on behalf of retirees. The postretirement benefits are currently funded entirely on a pay-as-you-go basis. Under current accounting guidance, TEP, UNS Gas and UNS Electric cannot record a regulatory asset for the excess of expense calculated per Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, over actual benefit payments.

--------------------------------------------------------------------------------

   COMPONENTS OF NET PERIODIC BENEFIT COST

     The components of net periodic benefit costs are as follows:

                                                                          OTHER POSTRETIREMENT
                                                  PENSION BENEFITS              BENEFITS
                                             -----------------------------------------------------
                                                 Three Months Ended        Three Months Ended
                                                   September 30,             September 30,
                                                  2005         2004         2005         2004
--------------------------------------------------------------------------------------------------
                                                              -Millions of Dollars-
COMPONENTS OF NET PERIODIC BENEFIT COST
   Service Cost                                 $      2     $      1     $     1      $      1
   Interest Cost                                       2            2           1             1
   Expected Return on Plan Assets                     (3)          (3)          -             -
   Prior Service Cost Amortization                     1            1           -             -
   Recognized Actuarial Loss                           -            1           1             -
--------------------------------------------------------------------------------------------------
      NET PERIODIC BENEFIT COST                 $      2     $      2     $     3      $      2
==================================================================================================

                                                                          OTHER POSTRETIREMENT
                                                  PENSION BENEFITS              BENEFITS
                                             -----------------------------------------------------
                                                 Nine Months Ended         Nine Months Ended
                                                   September 30,             September 30,
                                                  2005         2004        2005          2004
--------------------------------------------------------------------------------------------------
                                                              -Millions of Dollars-
COMPONENTS OF NET PERIODIC BENEFIT COST
   Service Cost                                 $      5     $      4     $     2      $      2
   Interest Cost                                       8            7           3             3
   Expected Return on Plan Assets                     (9)          (8)          -             -
   Prior Service Cost Amortization                     2            2          (1)           (1)
   Recognized Actuarial Loss                           2            1           2             1
--------------------------------------------------------------------------------------------------
      NET PERIODIC BENEFIT COST                 $      8     $      6     $     6      $      5
==================================================================================================

NOTE 10. SHARE-BASED COMPENSATION PLANS
---------------------------------------

     At September 30, 2005, we had stock options, stock units and restricted stock grants outstanding as discussed below. Effective January 1, 2005, we adopted the new accounting guidance for share-based compensation. Prior to January 1, 2005, we accounted for those plans under the recognition and measurement principles of APB 25. See Note 1.

   STOCK OPTIONS

     In September 2005, the Board of Directors granted options on 50,000 shares of UniSource Energy Common Stock as an employment inducement award to a new executive officer. The award was granted on the same basis as grants under the Omnibus Plan. The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

     Expected life (years)                                     6
     Interest rate                                             4.00%
     Volatility                                               22.94%
     Dividend yield                                            2.54%
     Weighted-average grant-date fair value of option
       granted during the period                              $7.39
     ---------------------------------------------------------------

--------------------------------------------------------------------------------

     There were no additional stock options granted during the nine months ended September 30, 2005 and September 30, 2004. Stock option awards vest over three years, become exercisable in one-third increments on each anniversary date of the grant and expire on the tenth anniversary of the grant. Compensation expense recorded for the nine months ended September 30, 2005 was minimal.

     A summary of stock option activity follows:

                                           Nine Months Ended September 30,
                                        2005                              2004
--------------------------------------------------------------------------------------------
                                               WEIGHTED                          Weighted
                                                AVERAGE                          Average
                                               EXERCISE                          Exercise
                               SHARES            PRICE            Shares          Price
--------------------------------------------------------------------------------------------
Options Outstanding,
  Beginning of Period         2,076,055         $ 16.19          2,478,551       $  16.04
   Granted                       50,000         $ 33.55                  -              -
   Exercised                   (377,443)        $ 16.11           (372,466)      $  15.17
   Forfeited                     (7,198)        $ 18.08             (2,613)      $  13.86
                          -----------------                  ----------------
Options Outstanding,
  End of Period               1,741,414         $ 16.70          2,103,472       $  16.20
                          =================                  ================
Options Exercisable,
  End of Period               1,683,942         $ 16.20          2,081,201       $  16.18

Weighted Average Remaining Contractual Life at September 30, 2005:          5.02 years
--------------------------------------------------------------------------------------------

     Stock options awarded on January 1, 2002 accrue dividend equivalents that are paid in cash on the earlier of the date of exercise of the underlying option or the date the option expires. Compensation expense is recognized as dividends are paid. We recorded compensation expense of less than $0.2 million for the nine-month periods ended September 30, 2005 and 2004.

   RESTRICTED STOCK AND STOCK UNITS

     For the nine months ended September 30, 2005, we granted restricted stock awards to directors totaling 14,186 shares at a grant date weighted-average fair value of $28.20 per share. For the nine months ended September 30, 2004, we granted restricted stock awards to directors totaling 6,480 shares at a grant date fair value of $24.68 per share. Directors may elect to receive stock units in lieu of restricted shares. Restricted shares or stock units granted prior to February 2005 become 100% vested on the third anniversary of the grant date. Restricted shares or stock units granted after February 1, 2005 become 100% vested on the first anniversary of the grant date. Compensation expense equal to the fair market value on the date of the award is recognized over the vesting period.

     There were 415 stock unit awards granted to directors at a grant date fair value of $30.72 during the nine months ended September 30, 2005. There were no stock unit awards granted during the nine months ended September 30, 2004. Fully vested but undistributed stock unit awards accrue dividend equivalent stock units based on the fair market value of common shares on the date the dividend is paid. Compensation expense is recognized when dividends are paid.

     We recorded compensation expense for the awards described above of less than $0.3 million for each of the three and nine-month periods ended September 30, 2005 and 2004.

   PERFORMANCE SHARES

     In May 2003, the Board of Directors approved a grant of performance shares to key employees. The shares were to be awarded at the end of a three-year performance period based on goal attainment. The grant date fair value was $17.84 per share. Compensation expense was initially recorded over the performance period based on the anticipated number and market value of shares to be awarded. As a result of the shareholder vote to approve the proposed merger, 53,566 performance shares vested and were distributed in March, 2004. See the 2004 Annual Report on Form 10-K, Note 17 of Notes to Consolidated Financial Statements - Stock-Based Compensation Plans. Compensation expense of $2 million

--------------------------------------------------------------------------------

was recorded during the three months ended March 31, 2004, for this award.

NOTE 11. INCOME AND OTHER TAXES
-------------------------------

   INCOME TAXES

     The differences between the income tax expense and the amount obtained by multiplying pre-tax income by the U.S. statutory federal income tax rate of 35% are as follows:

                                                                             UNISOURCE ENERGY
                                                        -----------------------------------------------------------
                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                             2005          2004            2005            2004
-------------------------------------------------------------------------------------------------------------------
                                                                         -Thousands of Dollars-
FEDERAL INCOME TAX EXPENSE AT STATUTORY RATE              $ 10,267     $   14,314      $   14,235      $   27,189
   State Income Tax Expense, Net of Federal Deduction        1,350          1,882           1,871           3,574
   Depreciation Differences (Flow Through Basis)               708            789           2,124           2,367
   Tax Credits                                                (205)          (346)           (466)           (604)
   Valuation Allowance                                      (1,000)             -          (1,000)            500
   Other                                                      (184)           460            (176)          1,637
-------------------------------------------------------------------------------------------------------------------
TOTAL FEDERAL AND STATE INCOME TAX EXPENSE                $ 10,936     $   17,099      $   16,588      $   34,663
===================================================================================================================

                                                                                  TEP
                                                        -----------------------------------------------------------
                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                             2005          2004            2005            2004
-------------------------------------------------------------------------------------------------------------------
                                                                         -Thousands of Dollars-
FEDERAL INCOME TAX EXPENSE AT STATUTORY RATE              $ 11,401     $   15,549      $   16,387      $   28,053
   State Income Tax Expense, Net of Federal Deduction        1,499          2,043           2,153           3,687
   Depreciation Differences (Flow Through Basis)               708            789           2,124           2,367
   Tax Credits                                                (205)          (346)           (466)           (604)
   Valuation Allowance                                      (1,000)             -          (1,000)            500
   Other                                                      (193)           169            (199)          1,116
-------------------------------------------------------------------------------------------------------------------
TOTAL FEDERAL AND STATE INCOME TAX EXPENSE                $ 12,210     $   18,204      $   18,999      $   35,119
===================================================================================================================

     The total Federal and State Income Tax Expense in the table above is included in UniSource Energy and TEP's income statements. In the third quarter of 2005, TEP released $1 million of valuation allowance based on an upward revision of its estimated taxable income.

RECENT IRS ACTION

     On its 2002 tax return, TEP filed for an automatic change in accounting method relating to the capitalization of indirect costs to the production of electricity and self-constructed assets. The new accounting method was also used on the 2003 and 2004 returns for TEP, UNS Gas and UNS Electric.

     In August 2005, the Internal Revenue Service issued a ruling which draws into question the ability of electric and gas utilities to use the new accounting method. TEP believes the IRS position is without merit, and intends to vigorously pursue this issue. However, if the IRS were to prevail and disallow the change in its entirety TEP, UNS Gas and UNS Electric could be required to pay up to $18 million, $1 million and $2 million, respectively, in taxes and interest in the first half of 2006. Such payment would not affect total tax expense.

--------------------------------------------------------------------------------

   OTHER TAXES

     TEP, UNS Gas and UNS Electric act as conduits or collection agents for excise tax (sales tax) as well as franchise fees and regulatory assessments. They record liabilities payable to governmental agencies when they bill their customers for these amounts. Neither the amounts billed nor payable are reflected in the income statement.

NOTE 12. NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------

     The FASB recently issued the following Statements of Financial Accounting Standards (FAS), FASB Interpretations (FIN), and FASB Staff Positions (FSP):

     o FIN 47, Accounting for Conditional Asset Retirement Obligations, issued March 2005, provides guidance for a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN 47 requires a liability be recognized for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is required to be applied by December 31, 2005. We are in the process of evaluating the impact of FIN 47 and have identified conditional asset retirement obligations associated with asbestos wrapping at our Sundt Generating Station. We are currently evaluating the amount of this obligation. Additional obligations may be identified as we continue our evaluation.
     o FSP FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, issued March 2005, addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. The guidance in FSP FIN 46(R)-5 was effective April 1, 2005, and did not have a significant impact on our financial statements.
     o FAS 151, Inventory Costs, issued November 2004, is an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing. FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. FAS 151 also requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS 151 is not expected to have a significant impact on our financial statements.
     o FAS 153, Exchanges of Nonmonetary Assets, issued December 2004, requires nonmonetary exchanges be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. A nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is effective for nonmonetary asset exchange transactions occurring in fiscal periods beginning after June 15, 2005. The adoption of FAS 153 is not expected to have a significant impact on our financial statements.
     o FAS 154, Accounting Changes and Error Corrections, issued May 2005, provides guidance on the accounting for and reporting of accounting changes and error corrections. FAS 154 requires retrospective application to prior periods for a voluntary change in accounting principle, unless it is impracticable to do so. FAS 154 also provides guidance related to the reporting of a change in accounting estimate, a change in reporting entity and the correction of an error. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 is not expected to have a significant impact on our financial statements.
     o FSP FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, issued in December 2004, provides guidance on the application of FAS 109 to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction, beginning in 2005, on qualified production activities, including a company's electric generation activities. Under FSP FAS 109-1, recognition of the tax deduction on qualified production activities is ordinarily reported in the year it is earned. FSP FAS 109-1 did not have a significant impact on our financial statements.

--------------------------------------------------------------------------------

     In June 2004, the EITF published Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides application guidance on impairment of securities accounted for under FAS 115, Accounting for Certain Investments in Debt and Equity Securities, and cost method investments and requires certain quantitative and qualitative disclosures for securities that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The disclosure requirements are effective for reporting periods ending after December 31, 2003. The FASB issued FSP EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments in September 2004 delaying the effective date of the application guidance on impairment of securities until the final issuance of FSP EITF Issue 03-1-a. As of November 4, 2005, a final FSP EITF Issue 03-1-a has not been issued. The adoption of EITF 03-1 is not expected to have a significant impact on our financial statements.

NOTE 13. SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

     A reconciliation of Net Income to Net Cash Flows - Operating Activities follows:

                                                                                       UNISOURCE ENERGY
                                                                                --------------------------------
                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                     2005             2004
------------------------------------------------------------------------------- ---------------- ---------------
                                                                                    -Thousands of Dollars-
NET INCOME                                                                         $  24,082       $   43,021
ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH FLOWS
     Depreciation and Amortization Expense                                           102,046          108,068
     Depreciation Recorded to Fuel and Other O&M Expense                               4,576            4,636
     Amortization of Transition Recovery Asset                                        43,865           39,712
     Net Unrealized Loss (Gain) on TEP Forward Electric Sales                         10,066           (1,272)
     Net Unrealized (Gain) Loss on TEP Forward Electric Purchases                       (779)             250
     Net Unrealized Gain on MEG Trading Activities                                    (5,413)          (4,020)
     Amortization of Deferred Debt-Related Costs included in Interest Expense          3,502            2,622
     Loss on Reacquired Debt                                                           5,261            1,839
     Provision for Bad Debts                                                           2,140            2,096
     Deferred Income Taxes                                                            16,684           11,544
     Loss (Income) from Equity Method Entities                                           109           (5,744)
     Other                                                                             4,152           17,012
     Changes in Assets and Liabilities which Provided (Used)
       Cash Exclusive of Changes Shown Separately
         Accounts Receivable                                                          (7,840)         (18,516)
         Materials and Fuel Inventory                                                (10,897)          (5,453)
         Accounts Payable                                                            (17,869)          12,729
         Interest Accrued                                                            (18,952)         (20,576)
         Taxes Accrued                                                                 6,352           37,173
         Other Current Assets                                                         82,335          (49,599)
         Other Current Liabilities                                                   (67,205)          73,799
------------------------------------------------------------------------------- ---------------- ---------------
NET CASH FLOWS - OPERATING ACTIVITIES                                              $ 176,215       $  249,321
=============================================================================== ================ ===============

--------------------------------------------------------------------------------

                                                                                              TEP
                                                                                --------------------------------
                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                     2005             2004
------------------------------------------------------------------------------- ---------------- ---------------
                                                                                    -Thousands of Dollars-
NET INCOME                                                                         $   27,822      $   45,033
ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH FLOWS
     Depreciation and Amortization Expense                                             86,903          94,035
     Depreciation Recorded to Fuel and Other O&M Expense                                4,763           4,636
     Amortization of Transition Recovery Asset                                         43,865          39,712
     Net Unrealized Loss (Gain) on TEP Forward Electric Sales                          10,066          (1,272)
     Net Unrealized (Gain) Loss on TEP Forward Electric Purchases                        (779)            250
     Amortization of Deferred Debt-Related Costs included in Interest Expense           2,775           2,392
     Loss on Reacquired Debt                                                            5,261           1,839
     Provision for Bad Debts                                                            1,645           1,171
     Deferred Income Taxes                                                             19,466           8,781
     Income from Equity Method Entities                                                  (281)           (190)
     Interest on Note Receivable from UniSource Energy                                 (1,684)         (6,984)
     Other                                                                              8,989          17,779
     Changes in Assets and Liabilities which Provided (Used)
       Cash Exclusive of Changes Shown Separately
         Accounts Receivable                                                          (30,885)        (26,721)
         Materials and Fuel Inventory                                                  (8,701)         (3,259)
         Accounts Payable                                                             (11,811)          7,642
         Interest Accrued                                                             (17,612)        (17,716)
         Interest Received from UniSource Energy                                       11,013               -
         Income Taxes Payable                                                         (15,946)         15,556
         Taxes Accrued                                                                 12,908          23,933
         Other Current Assets                                                           5,256           6,187
         Other Current Liabilities                                                     (3,569)          2,882
------------------------------------------------------------------------------- ---------------- ---------------
NET CASH FLOWS - OPERATING ACTIVITIES                                              $  149,464      $  215,686
=============================================================================== ================ ===============

NOTE 14. REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
----------------------------------------------------------------

     With respect to the unaudited condensed consolidated financial information of UniSource Energy and TEP for the three-month and nine-month periods ended September 30, 2005 and 2004, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 4, 2005 appearing herein states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     Management's Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UniSource Energy and its four primary business segments and includes the following:

     o    outlook and strategies,
     o operating results during the third quarter and first nine months of 2005 compared with the same periods in 2004,
     o    factors which affect our results and outlook,
     o liquidity, capital needs, capital resources, and contractual obligations,
     o    dividends, and
     o    critical accounting estimates.

     Management's Discussion and Analysis should be read in conjunction with UniSource Energy and TEP's 2004 Annual Report on Form 10-K and with the Condensed Consolidated Financial Statements, beginning on page 2, which present the results of operations for the three and nine months ended September 30, 2005 and 2004. Management's Discussion and Analysis explains the differences between periods for specific line items of the Condensed Consolidated Financial Statements.

     References in this report to "we" and "our" are to UniSource Energy and its subsidiaries, collectively.

                          UNISOURCE ENERGY CONSOLIDATED

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

     TEP, an electric utility, has provided electric service to the community of Tucson, Arizona, for over 100 years. UES began operations in August 2003. UES, through its two operating subsidiaries, UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric), provides gas and electric service to 30 communities in northern and southern Arizona. Millennium invests in unregulated businesses, including Global Solar Energy, Inc. (Global Solar), a developer and manufacturer of thin-film photovoltaic cells and modules. Millennium is seeking additional investors for Global Solar, or may sell all or part of its interest, or a combination of both. UED engages in developing generating resources and other project development activities, including facilitating the expansion of the Springerville Generating Station, but has no significant operations. We conduct our business in four primary business segments - TEP's Electric Utility segment, UNS Gas, UNS Electric and Global Solar.

     UniSource Energy was incorporated in the State of Arizona on March 8, 1995 and obtained regulatory approval to form a holding company in November 1997. On January 1, 1998, TEP and UniSource Energy exchanged shares of stock resulting in TEP becoming a subsidiary of UniSource Energy. Following the share exchange, TEP transferred the stock of its subsidiary Millennium to UniSource Energy.

OUTLOOK AND STRATEGIES
----------------------

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

     o    Reduce UniSource Energy's debt, using some of our excess cash flows.

     o Enhance the value of TEP's transmission system while continuing to provide reliable access to generation for TEP and UES' retail customers and market access for all generating assets.

     o    Promote economic development in our service territories.

     o Efficiently manage our generation, transmission and distribution resources and look for ways to control our operating expenses while maintaining and enhancing reliability and profitability.

     o Expand TEP's and UNS Electric's portfolio of generating and purchased power resources to meet growing retail energy demand.

     o Increase production and sales of Global Solar's thin-film photovoltaic cells and seek additional investors, or sell all or part of Millennium's interest, or a combination of both.

     o Manage the exit of our other Millennium investments to maximize their value to shareholders.

     To accomplish our goals, during 2005 we expect to spend the following amounts on capital expenditures:

                  Actual Year-to-Date         Estimate
                  September 30, 2005       Full Year 2005
------------------------------------------------------------
                           -Millions of Dollars-
TEP                      $108                     $153
UNS Gas                    18                       23
UNS Electric               17                       31
------------------------------------------------------------

     While we believe that our plans and strategies will continue to have a positive impact on our financial prospects and position, we recognize that we continue to be highly leveraged, and as a result, our access to the capital markets may be limited or more expensive than for less leveraged companies.

RESULTS OF OPERATIONS
---------------------

     THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2004

     UniSource Energy recorded net income of $18 million, or 53 cents per average basic share of Common Stock, in the third quarter of 2005, compared with net income of $24 million, or 69 cents per average basic share of Common Stock, in the same period of 2004. The following factors contributed to the decline:

     2005 included:

     o a $27 million decrease in TEP's gross margin (the sum of retail and wholesale electric revenues less fuel and purchased power expense) due to the following:

          - a $34 million increase in purchased power expense due to higher market prices for power and a 48% increase in kWh purchased. The increase in the quantity of purchased power was due in part to a 26 day unplanned outage at TEP's 380 MW Springerville Unit 2 coal-fired generating station that required TEP to buy replacement power in the wholesale market. Springerville Unit 2 was taken out of service due to a control system malfunction and subsequent mechanical problem with the turbine; and

          - a $6 million decline in wholesale revenues. Wholesale revenues would have increased $4 million due to higher market prices for power; however, unrealized losses on forward wholesale sales increased $10 million due to gas supply shortages caused by hurricane activity in the Gulf of Mexico, which led to higher market prices for power; partially offset by

          - a $16 million increase in retail revenues due to warmer weather and a 3% increase in TEP's customer base.

     o a $6 million decrease in other operations and maintenance (O&M) primarily due to a $4 million pre-tax gain on the sale of excess emissions allowances by TEP;

     o a $3 million decrease in total interest expense due to: lower fees under TEP's new Credit Agreement entered into in May 2005 and the repurchase and redemption of $225 million of TEP debt in May 2005;

     o a $2 million decline in depreciation and amortization related to the extension of useful lives of certain generating assets at TEP in July 2004 and April 2005; and

     o a $2 million increase in other income due to lower expenses related to Millennium investments.

   NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2004

     UniSource Energy recorded net income of $24 million, or 69 cents per average basic share of Common Stock, in the nine months ended September 30, 2005, compared with net income of $43 million, or $1.25 per average basic share of Common Stock, in the same period of 2004. The following factors contributed to the decline:

     2005 included:

     o a $45 million decrease in TEP's gross margin (the sum of retail and wholesale electric revenues less fuel and purchased power expense) due to the following:

          - a $48 million increase in purchased power expense due to replacement power costs resulting from planned and unplanned coal plant maintenance outages, higher purchased power costs driven primarily by higher natural gas costs and additional summer purchased power to replace energy from the expiration of the SCE Exchange in May 2005; and

          - a $13 million decline in wholesale revenues. Unrealized losses on forward wholesale sales increased $10 million due to gas supply shortages caused by hurricane activity in the Gulf of Mexico, which let to higher market prices for power. In addition, planned and unplanned outages at TEP's coal plants limited the availability of excess power to sell into the wholesale market; partially offset by

          - a $20 million increase in retail revenues due to warm weather and a 3% increase in TEP's customer base.

     o a $3 million decrease in other O&M expense. Higher maintenance costs at TEP's coal-fired plants were offset by a $7 million pre-tax gain on the sale of excess emissions allowances by TEP;

     o a $6 million decline in depreciation and amortization primarily related to the extension of useful lives of certain generating assets at TEP in July 2004 and April 2005; and

     2004 included:

     o a $3 million after-tax gain at Millennium from its investment in Haddington.

   CONTRIBUTION BY BUSINESS SEGMENT

     The table below shows the contributions to our consolidated after-tax earnings by our four business segments.

                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                        2005           2004            2005             2004
----------------------------------- -------------- -------------- --------------- ---------------
                                        -Millions of Dollars-            -Millions of Dollars-
BUSINESS SEGMENT
   TEP                                 $   20         $   26         $   28          $   45
   UNS Gas                                 (2)            (2)             2               2
   UNS Electric                             2              2              4               4
   Global Solar                            (2)            (2)            (5)             (4)
   Other (1)                                -              -             (5)             (4)
----------------------------------- -------------- -------------- --------------- ---------------
       Consolidated Net Income         $   18         $   24         $   24          $   43
=================================== ============== ============== =============== ===============

(1) Includes: UniSource Energy parent company expenses, including in 2005, interest expense (net of tax) on the UniSource Energy Convertible Senior Notes, on the UniSource Energy Credit Agreement, and on the note payable from UniSource Energy to TEP; and in 2004 includes costs associated with the proposed acquisition of UniSource Energy; income and losses from other Millennium investments; and income and losses from UED.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   UNISOURCE ENERGY CONSOLIDATED CASH FLOWS

    NINE MONTHS ENDED SEPTEMBER 30,             2005              2004
                                                 -Millions of Dollars-
    -------------------------------------- ----------------------------------
    Cash provided by (used in):
       Operating Activities                     $  176           $  249
       Investing Activities                       (116)             (98)
       Financing Activities                       (111)             (89)
    -------------------------------------- ---------------- -----------------
    Net Increase (Decrease) in Cash             $  (51)          $   62
    ====================================== ================ =================

     UniSource Energy's consolidated cash flows are provided primarily from retail and wholesale energy sales at TEP, UNS Gas and UNS Electric, net of the related payments for fuel and purchased power. Generally, cash from operations is lowest in the first quarter and highest in the third quarter due to TEP's summer peaking load.

     We use our available cash primarily to:

     o    finance capital expenditures at TEP, UNS Gas and UNS Electric;
     o    pay dividends to shareholders; and
     o    reduce leverage by repaying or repurchasing debt.

     The primary source of liquidity for UniSource Energy, the parent company, is dividends it receives from its subsidiaries, primarily TEP. Under our tax sharing agreement, our subsidiaries make income tax payments to UniSource Energy, which makes payments on behalf of the consolidated group.

     As of November 2, 2005, cash and cash equivalents available to UniSource Energy was approximately $106 million.

     OPERATING ACTIVITIES

     In the first nine months of 2005, net cash flows from operating activities decreased by $73 million compared with the same period in 2004. The following factors contributed to the change:

     2005 included:

     o a $33 million increase in cash receipts from electric and gas sales; offset by

          - a $14 million increase in fuel costs paid and a $64 million increase in purchased power costs paid due to planned and unplanned coal plant outages, as well as higher natural gas prices;

     o a $6 million increase in payments for O&M costs related to the outages at TEP's plants;

     o a $6 million increase in wages paid due to a greater number of employees, rising wage levels and higher incentive compensation; and

     o an $8 million decrease in total interest paid due to lower amounts of outstanding long-term debt and capital lease obligations.

     2004 included:

     o $17 million received by TEP related to the return to TEP of a deposit for its 1992 Mortgage.

     INVESTING ACTIVITIES

     Net cash used for investing activities was $18 million higher in the first nine months of 2005 compared with the same period in 2004, primarily due to the following factors:

     2005 included:

     o a $35 million increase in capital expenditures due to TEP's share of the construction costs of the Luna Energy Facility, maintenance expenditures at TEP's generating plants and information technology upgrades to TEP's customer service system; offset by

     o other cash receipts of $9 million due primarily to the redemption of a $5 million certificate of deposit and proceeds from the sale of land at TEP; and

     o cash receipts of $9 million by Millennium related to a return on one of its investments and a payment received on a note receivable.

     2004 included:

     o $10 million received as a return on a Millennium investment in Haddington and a payment received on a note receivable held by Nations Energy;

     o other cash used of $5 million related to the investment in a certificate of deposit by TEP; and

     o    a $4 million purchase of Springerville lease debt.

     FINANCING ACTIVITIES

     Net cash flows used for financing activities were $22 million higher in the first nine months of 2005 compared with the same period in 2004. The following factors contributed to the change:

     2005 included:

     o proceeds of $240 million related to UniSource Energy's issuance of $150 million of Convertible Senior Notes and borrowings of $90 million under its term loan;

     o $256 million increase in repayments on long-term debt related to TEP's early redemption of $53 million of First Mortgage Bonds in the first three months of 2005, the repurchase and redemption of $225 million of fixed-rate tax exempt debt in May 2005 and $3 million in principal payments on the UniSource Energy term loan;

     o a $4 million increase in dividends paid to UniSource Energy shareholders; and

     o    a $3 million increase in TEP's payments on capital lease obligations.


     As a result of the activities described above, our consolidated cash and cash equivalents decreased to $103 million at September 30, 2005, from $154 million at December 31, 2004. We invest cash balances in high-grade money market securities with an emphasis on preserving the principal amounts invested.

     At November 2, 2005, our consolidated cash balance, including cash equivalents, was approximately $106 million.

     We believe that we will continue to have sufficient cash flow to cover our capital needs, as well as required debt payments and dividends to shareholders. In the event that we experience lower cash from operations in 2005, the Company will use its revolving credit facilities to fund its cash needs.

     Convertible Senior Notes
     ------------------------

     In March 2005, UniSource Energy issued $150 million of 4.50% Convertible Senior Notes due 2035. The Convertible Senior Notes are unsecured and are not guaranteed by TEP or any other UniSource Energy subsidiary. Each $1,000 of Convertible Senior Notes is convertible into 26.6667 shares of our Common Stock at any time, representing a conversion price of approximately $37.50 per share of our Common Stock, subject to adjustment in certain circumstances.

     UniSource Credit Agreement
     --------------------------

     In April 2005, UniSource Energy entered into a $105 million five-year credit agreement with a group of lenders (UniSource Credit Agreement) which expires in April 2010. The UniSource Credit Agreement includes a $90 million term loan facility and a $15 million revolving credit facility. Quarterly principal payments of $1.25 million are due beginning June 30, 2005, with the balance due at maturity.

     We borrowed $80 million under the $90 million term loan on May 10, 2005, and the remaining $10 million on June 29, 2005. We made required $1.25 million principal payments on June 30 and September 30, 2005, leaving an outstanding balance on the term loan of $87.5 million.

     We pay interest on the term loan and on borrowings under the revolving credit facility at LIBOR plus 1.75% or the agent bank's reference rate plus 0.75%. We paid a commitment fee of 0.50% on the unused portion of the term loan until it was fully drawn at June 29, 2005, and pay a commitment fee of 0.50% on the unused portion of the revolving credit facility.

     The UniSource Credit Agreement restricts additional indebtedness, liens, mergers, sales of assets, and investments and acquisitions. We must also meet:
(1) a minimum cash flow to debt service coverage ratio for UniSource Energy on a standalone basis and (2) a maximum leverage ratio on a consolidated basis. We may pay dividends if, after giving effect to the dividend payment, we have more than $15 million of unrestricted cash and unused revolving credit. As of September 30, 2005, we were in compliance with the terms of the UniSource Credit Agreement.

     If an event of default occurs, the UniSource Credit Agreement may become immediately due and payable. An event of default includes failure to make required payments under the UniSource Credit Agreement, failure of UniSource Energy or certain subsidiaries to make payments or default on debt greater than $20 million, or certain bankruptcy events at UniSource Energy or certain subsidiaries.

     We expect that we may borrow from time to time under the revolving credit facility to meet temporary cash needs. As of September 30, 2005, we had no borrowings outstanding under the revolving credit facility.

     Use of Proceeds
     ---------------

     On March 1, 2005, we received $146 million of net proceeds from the sale of the Convertible Senior Notes, which was used as follows:

     o to repay our $95 million promissory note to TEP plus accrued interest of $11 million on March 1, 2005;
     o to make a capital contribution of $6 million to UNS Gas and a capital contribution of $4 million to UNS Electric on March 10, 2005; and
     o to make a capital contribution of $110 million to TEP on May 10, 2005, using the remaining $30 million from the sale of the notes, along with $80 million of proceeds from the term loan.

     TEP used the proceeds from the capital contribution, the inter-company note repayment (described above), along with borrowings under its revolving credit facility to repurchase and redeem $225 million of fixed-rate tax-exempt debt obligations. See, Tucson Electric Power, Bond Repurchases and Redemptions, and Tucson Electric Power Company, Liquidity and Capital Resources, Dividends on Common Stock, below.

   GUARANTEES AND INDEMNITIES

     In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees at September 30, 2005 are:

     - UES' guarantee of $160 million of senior unsecured notes issued by UNS Gas and UNS Electric to purchase the Citizens Communication Company (Citizens') Arizona gas and electric system assets;
     - UES' guarantee of a $40 million revolving credit facility available to UNS Gas and UNS Electric;
     - UniSource Energy's guarantee of approximately $6 million in natural gas and supply payments and building lease payments for UNS Gas and UNS Electric and subsidiaries of Millennium.

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

   CONTRACTUAL OBLIGATIONS

     There are no significant changes in our contractual obligations or other commercial commitments from those reported in our 2004 Annual Report on Form 10-K, other than: the UniSource Energy Credit Agreement (described above); the repayment of debt obligations at TEP and the termination of TEP's 1941 Mortgage, described below; and the UNS Gas/UNS Electric Credit Agreement, described below.

   DIVIDENDS ON COMMON STOCK

     The following table shows the dividends declared to UniSource Energy shareholders for 2005.

                                                                     DIVIDEND AMOUNT
  DECLARATION DATE       RECORD DATE          PAYMENT DATE       PER SHARE OF COMMON STOCK
-------------------- -------------------- -------------------- -----------------------------
 February 4, 2005    February 15, 2005    March 8, 2005                   $0.19
 May 6, 2005         May 18, 2005         June 10, 2005                    0.19
 September 9, 2005   September 20, 2005   October 3, 2005                  0.19
-------------------- -------------------- -------------------- -----------------------------

   INCOME TAX MATTERS

     Income Tax Position
     -------------------

     At September 30, 2005, UniSource Energy and TEP had, for federal and state income tax filing purposes, the following carryforward amounts:

                                   UNISOURCE ENERGY                            TEP
                                 Amount            Expiring            Amount            Expiring
------------------------- ---------------------- ------------- ----------------------- -------------
                          -Millions of Dollars-      Year      -Millions of Dollars-       Year
NET OPERATING LOSSES              $ 18            2021-2022            $  -                  -
INVESTMENT TAX CREDIT                6            2005-2024               6               2005-2024
AMT CREDIT                          93                -                  83                  -
------------------------- ---------------------- ------------- ----------------------- -------------

     The $18 million in NOL carryforwards is subject to limitation due to a reorganization of certain Millennium entities in December 2002. The future use of these losses is dependent upon the generation of sufficient future taxable income at the separate company level. See Critical Accounting Estimates, Deferred Tax Valuation - TEP and Millennium, below.

     Internal Revenue Service Matters
     --------------------------------

     On its 2002 tax return, TEP filed for an automatic change in accounting method relating to the capitalization of indirect costs to the production of electricity and self-constructed assets. The new accounting method was also used on the 2003 and 2004 returns for TEP, UNS Gas and UNS Electric.

     In August 2005, the Internal Revenue Service (IRS) issued a ruling which draws into question the ability of electric and gas utilities to use the new accounting method. TEP believes the IRS position is without merit and intends to vigorously pursue this issue. However, if the IRS were to prevail and disallow the change in its entirety, TEP, UNS Gas and UNS Electric could be required to pay up to $18 million, $1 million and $2 million, respectively, in taxes and interest in the first half of 2006. Such payments would not affect total tax expense.

                          TUCSON ELECTRIC POWER COMPANY

RESULTS OF OPERATIONS
---------------------

     The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis. The following discussion relates to TEP's utility operations, unless otherwise noted.

                                                      SALES                 OPERATING REVENUE
THREE MONTHS ENDED SEPT. 30,                   2005           2004         2005          2004
                                                -Millions of kWh-         -Millions of Dollars-
------------------------------------------ -------------- ------------- ------------ --------------
ELECTRIC RETAIL SALES:
  Residential                                   1,326         1,203      $ 125        $   113
  Commercial                                      574           548          60            58
  Industrial                                      669           626          49            46
  Mining                                          190           214           9            10
  Public Authorities                               70            64           5             5
------------------------------------------ -------------- ------------- ------------ --------------
TOTAL ELECTRIC RETAIL SALES                     2,829         2,655      $  248         $ 232
------------------------------------------ -------------- ------------- ------------ --------------
ELECTRIC WHOLESALE SALES DELIVERED:
  Long-term Contracts                             286           292          14            14
  Other Sales                                     374           435          24            22
  Transmission                                      -             -           2             2
  Net Unrealized Gain (Loss) on Forward
     Sales of Energy                                -             -          (9)           (1)
------------------------------------------ -------------- ------------- ------------ --------------
TOTAL ELECTRIC WHOLESALE SALES                    660           727          31            37
------------------------------------------ -------------- ------------- ------------ --------------
         TOTAL ELECTRIC SALES                   3,489         3,382      $  279       $   269
========================================== ============== ============= ============ ==============

WEATHER DATA:                                    2005            2004
   COOLING DEGREE DAYS
   Three Months Ended Sept. 30,                1,023          876
   10-Year Average                               949          951
   % Over / (Under) Prior Year                   17%         (15%)
   % Over / (Under) 10-Year Average               8%          (8%)
------------------------------------------ -------------- ------------- ------------ --------------

     Total revenues from kWh sales to retail customers increased by $16 million, or 7%, in the third quarter of 2005 compared with the same period last year. Residential kWh sales increased 10% and commercial kWh sales increased 5%, benefiting from warmer weather and customer growth. In July 2005, TEP set a new record retail peak of 2,225 MW. Cooling degree days were 17% higher than last year and 8% above the 10-year average. The total number of retail customers as of September 30, 2005 was 382,325, up 3% from a year ago. Total retail kWh sales increased by 7% in the third quarter of 2005 compared with the same period last year.

     Wholesale revenues decreased $6 million, or 16%, in the third quarter of 2005 compared with the third quarter of 2004, primarily due to a $10 million increase in unrealized losses on forward wholesale sales, due to higher market prices for power resulting from hurricane activity in the Gulf of Mexico. In the third quarter of 2005, wholesale sales opportunities were limited due to higher retail energy demand and an unplanned outage at Springerville Unit 2. The 380 MW coal-fired generating station was taken out of service for 26 days beginning August 11, 2005 due to a control system malfunction and subsequent mechanical problem with the turbine. These kWh sales limitations were partially offset by higher market prices. The average wholesale market price of energy was $68 per MWh in the third quarter of 2005, compared with $45 per MWh in the comparable period in 2004.

     The table below summarizes the expected reversal of unrealized losses on forward wholesale sales (net of unrealized gains on forward power purchases) at the time the contracts settle. These estimates exclude any increases or decreases in the market value of forward wholesale sales during the contract settlement periods.

                                                   REVERSAL AMOUNT
CONTRACT SETTLEMENT PERIOD                      -Millions of Dollars-
----------------------------------------- ----------------------------------
4th Quarter Ending December 31, 2005                     $3
Six Months Ending June 30, 2006                           5
----------------------------------------- ----------------------------------

See Factors Affecting Results of Operations, Western Energy Markets, Market Prices, below.

                                                         SALES                 OPERATING REVENUE
NINE MONTHS ENDED SEPT. 30,                       2005           2004         2005          2004
                                                   -Millions of kWh-         -Millions of Dollars-
--------------------------------------------- -------------- ------------- ------------ --------------
ELECTRIC RETAIL SALES:
  Residential                                       2,883         2,748       $ 264       $   253
  Commercial                                        1,423         1,384         148           145
  Industrial                                        1,777         1,719         129           125
  Mining                                              634           611          30            28
  Public Authorities                                  180           180          13            13
--------------------------------------------- -------------- ------------- ------------ --------------
TOTAL ELECTRIC RETAIL SALES                         6,897         6,642      $  584       $   564
--------------------------------------------- -------------- ------------- ------------ --------------
ELECTRIC WHOLESALE SALES DELIVERED:
  Long-term Contracts                                 871           919          41            42
  Other Sales                                       1,304         1,633          71            74
  Transmission                                          -             -           5             6
  Net Unrealized Gain (Loss) on Forward
     Sales of Energy                                    -             -          (9)           (1)
--------------------------------------------- -------------- ------------- ------------ --------------
TOTAL ELECTRIC WHOLESALE SALES                      2,175         2,552          108          121
--------------------------------------------- -------------- ------------- ------------ --------------
         TOTAL ELECTRIC SALES                       9,072         9,194      $  692       $   685
============================================= ============== ============= ============ ==============

WEATHER DATA:                                        2005            2004
   COOLING DEGREE DAYS
   Nine Months Ended Sept. 30,                    1,477         1,283
   10-Year Average                                1,384         1,369
   % Over / (Under) Prior Year                      15%          (15%)
   % Over / (Under) 10-Year Average                  7%           (6%)
   HEATING DEGREE DAYS
   Nine Months Ended Sept. 30,                      805          934
   10-Year Average                                  879          876
   % Over / (Under) Prior Year                     (14%)         24%
   % Over / (Under) 10-Year Average                 (8%)          7%
--------------------------------------------- -------------- ------------- ------------ --------------

     Total revenues from kWh sales to retail customers increased by $20 million, or 4%, in the first nine months of 2005 compared with the same period last year. Mild winter weather during the first quarter was offset by customer growth and warmer summer weather. Residential kWh sales increased 5% and commercial kWh sales increased 3% during the first nine months of 2005.

     Wholesale revenues decreased $13 million, or 11%, in the first nine months of 2005 compared with the same period in 2004 primarily due to a $10 million increase in unrealized losses on forward wholesale sales, due to higher market prices for power resulting from hurricane activity in the Gulf of Mexico. Unrealized losses on forward wholesale sales are expected to reverse at the time the contracts settle. In the third quarter of 2005, higher retail kWh sales and planned and unplanned coal plant outages limited wholesale sales opportunities. The impacts of lower kWh were partially offset by higher market prices. The average wholesale market price of energy was $53 per MWh in the first nine months 2005, compared with $43 per MWh in the same period last year. See Factors Affecting Results of Operations, Western Energy Markets, Market Prices, below.

   OPERATING EXPENSES

     FUEL AND PURCHASED POWER EXPENSE

     TEP's fuel and purchased power expense, and energy resources for the third quarters of 2005 and 2004 are shown in the table below.

                                                   GENERATION                 EXPENSE
THREE MONTHS ENDED SEPTEMBER 30,               2005          2004         2005          2004
                                               -Millions of kWh-      -Millions of Dollars-
-------------------------------------------- ----------------------- -------------------------
Coal-Fired Generation                            2,823      2,924      $   49        $    47
Gas-Fired Generation                               191        218          18             17
-------------------------------------------- ----------- ----------- ------------ -------------
Total Generation                                 3,014      3,142          67             64
Purchased Power                                    761        513          63             29
-------------------------------------------- ----------- ----------- ------------ -------------
Total Resources                                  3,775      3,655      $  130        $    93
                                                                     ============ =============
Less Line Losses, Company Use and Other            286        273
-------------------------------------------- ----------- -----------
Total Energy Sold                                3,489      3,382
============================================ =========== ===========

     Total fuel expense at TEP's generating plants was $3 million higher in the third quarter of 2005 compared with the same period last year, despite lower generating output. Coal-fired generation declined 101,000 MWh, or 3%, compared with the third quarter of 2004 primarily due to an unplanned outage at Springerville Unit 2. Despite the decline in coal-fired generation, coal-related fuel expense increased $2 million compared with the third quarter of 2004 due to a change in the generation mix, increased coal costs and $1 million of fuel-related benefits at San Juan in the third quarter of 2004. Gas-fired generation decreased by 27,000 MWh, however gas-related fuel expense increased $1 million compared with last year due to rising natural gas prices. The average price per MMBtu of gas at the Permian basin was 51% higher than in the same period in 2004.

     Purchased power expense increased $34 million compared with the third quarter of 2004, due to an increase of 48%, or 248,000 MWh, in power purchases to replace energy lost during the Springerville Unit 2 outage and the expiration of the SCE Exchange in May 2005. The agreement required SCE to provide 110 MW of firm system capacity to TEP during the summer months (May through September) and for TEP to return to SCE in the winter months (November through February) the same amount of energy that TEP received during the preceding summer. In addition, the average wholesale market price for power increased 23% compared with the third quarter of 2004. In the third quarter of 2005, unrealized gains on forward power purchases increased $2 million compared with the same period in 2004. See Factors Affecting Results of Operations, Western Energy Markets, Market Prices, below.

                                                   GENERATION                 EXPENSE
NINE MONTHS ENDED SEPTEMBER 30,                 2005        2004         2005          2004
                                                -Millions of kWh-      -Millions of Dollars-
--------------------------------------------- ----------------------- -------------------------
Coal-Fired Generation                             7,994      8,597       $  139        $   141
Gas-Fired Generation                                337        328           31             25
--------------------------------------------- ----------- ----------- ------------ -------------
Total Generation                                  8,331      8,925          170            166
Purchased Power                                   1,443        936          103             55
--------------------------------------------- ----------- ----------- ------------ -------------
Total Resources                                   9,774      9,861       $  273        $   221
                                                                      ============ =============
Less Line Losses, Company Use and Other             702        667
--------------------------------------------- ----------- -----------
Total Energy Sold                                 9,072      9,194
============================================= =========== ===========

     During the first nine months of 2005, planned outages at Springerville Unit 2, San Juan Unit 2 and Four Corners Unit 5, the expiration of the SCE Exchange, and an unplanned outage at Springerville Unit 2 during the third quarter led to higher gas-related fuel costs and higher purchased power expenses. Total fuel expense at TEP's generating plants was higher by $4 million in the first nine months of 2005, compared to the same period last year. Lower coal-fired generation costs were offset by an increase in gas-related fuel expense of $6 million, due to the higher use of TEP's gas-fired generating resources as well as higher commodity prices for natural gas. The average price per MMBtu of gas at the Permian basin was 20% higher than in the first nine months of 2004.

     Purchased power expense increased $48 million compared with the first nine months of 2004, due to an increase of 54%, or 507,000 MWh, in power purchases. In addition, the average wholesale market price for power was 51% higher compared with the first nine months of 2004. In the first nine months of 2005, unrealized gains on foward power purchases increased $2 million compared with the same period in 2004. See Factors Affecting Results of Operations, Western Energy Markets, Market Prices, below.

     The table below shows the average cost per kWh for TEP's generating plants by fuel type.

                        THREE MONTHS ENDED          NINE MONTHS ENDED
                          SEPTEMBER 30,                SEPTEMBER 30,
                        2005         2004          2005           2004
                         -cents per kWh-             -cents per kWh-
   ---------------- -------------------------- ----------------------------
   Coal                 1.74         1.60         1.74           1.64
   Gas                  9.06         7.64         8.98           7.78
   All fuels            2.21         2.02         2.04           1.86
   ---------------- ------------- ------------ ------------ ---------------

     OTHER OPERATING EXPENSES

     Other O&M expense decreased $8 million in the third quarter of 2005, compared with the same period last year; and decreased $3 million in the first nine months of 2005 compared with the first nine months of 2004. O&M expenses related to the plant outages described above were offset by the sale of excess SO2 emissions allowances. During the third quarter and first nine months of 2005, TEP recorded gains of $4 million and $7 million, respectively, on the sale of excess SO2 emissions allowances. See Factors Affecting Results of Operations, Emissions Allowances, below.

     Depreciation and amortization decreased $3 million in the third quarter of 2005 and $7 million in the first nine months of 2005, compared with the same periods last year, primarily due to the extension of useful lives of certain generating assets at TEP in July 2004 and April 2005.

     Amortization of the Transition Recovery Asset (TRA) increased $1 million in the third quarter of 2005 and $4 million in the first nine months of 2005. Amortization of the TRA is the result of the Settlement Agreement with the ACC, which changed the accounting method for TEP's generation operations. This item reflects the recovery, through 2008, of transition recovery assets which were previously regulatory assets of the generation business. The amount of amortization is a function of the TRA balance and total kWh consumption by TEP's distribution customers.

     The table below shows estimated annual TRA amortization and unamortized TRA year-end balances for 2005 through 2008.

                                ESTIMATED           UNAMORTIZED
                             TRA AMORTIZATION       TRA BALANCE
                                    -Millions of Dollars-
  ----------------------- --------------------- -------------------
           2005                   $  55               $  169
           2006                      64                  105
           2007                      73                   32
           2008                      32                    -
  ----------------------- --------------------- -------------------

     OTHER INCOME (DEDUCTIONS)

     In the first nine months of 2005, TEP's Income Statement included inter-company Interest Income of $2 million. This represented Interest Income on a promissory note TEP received from UniSource Energy in exchange for the transfer to UniSource Energy of its stock in Millennium in 1998. UniSource Energy repaid the inter-company promissory note on March 1, 2005. On UniSource Energy's Consolidated Statement of Income, this Interest Income, as well as UniSource Energy's related interest expense, was eliminated as an inter-company transaction. See Liquidity and Capital Resources, TEP Cash Flows, Inter-Company Note from UniSource Energy, below.

     INTEREST EXPENSE

     Total interest expense decreased by $6 million, or 15%, in the third quarter of 2005, and $8 million or 7% in the first nine months of 2005, due to debt retirements and lower fees under the TEP Credit Agreement entered into in May 2005.

     When TEP entered into the new credit agreement, it expensed $2 million of unamortized issuance costs associated with the prior credit agreement. Also in May 2005, TEP repurchased and redeemed $225 million of debt and recorded a loss of $3 million related to this transaction. For the first nine months of 2005, the $5 million of expenses related to these two transactions was more than offset by the lower rates under TEP's Credit Agreement and the interest savings related to the $225 million of debt that was redeemed and repurchased.

     INCOME TAX EXPENSE

     Income tax expense decreased $6 million in the third quarter of 2005 compared with the same period in 2004, due to lower pre-tax income. In the first nine months of 2005, income tax expense decreased $16 million compared with the same period in 2004, due primarily to lower pre-tax income. Additionally, TEP released $1 million of valuation allowance based on an upward revision of its estimated taxable income.

FACTORS AFFECTING RESULTS OF OPERATIONS
---------------------------------------

   COMPETITION

     The electric utility industry has undergone significant regulatory change in the last few years designed to encourage competition in the sale of electricity and related services. However, the experience in California with deregulation has caused many states, including Arizona, to re-examine the viability of retail electric deregulation.

     On January 1, 2001, all of TEP's retail customers became eligible to choose an alternate energy service provider (ESP). Certain portions of the ACC's rules that enabled ESPs to compete in the retail market were invalidated by a recent Arizona Court of Appeals decision described below. Currently, none of TEP's retail customers are receiving service from ESPs.

     TEP has met all conditions required by the ACC to facilitate electric retail competition, including ACC approval of TEP's direct access tariffs. ESPs must meet certain conditions before electricity can be sold competitively in TEP's service territory. Examples of these conditions include ACC certification of ESPs, and execution by ESPs of, and compliance with, direct access service agreements with TEP.

     In January 2005, an Arizona Court of Appeals decision became final in which the Court held invalid certain portions of the ACC rules on retail competition and related market pricing. Based on this decision, we expect that the ACC will address the competition rules in an administrative proceeding. We cannot predict what changes, if any, the ACC will make to the competition rules. See Rates, Recent Motion Filed with ACC, below.

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

     The Rules and the Settlement Agreement established:

     o a period, November 1999 through 2008, for TEP to transition its generation assets from a cost of service based rate structure to a market, or competitive, rate structure;
     o the recovery through rates during the transition period of $450 million of stranded generation costs through a fixed competitive transition charge (fixed CTC);
     o    capped rates for TEP retail customers through 2008;
     o    an ACC interim review of TEP retail rates in 2004;
     o unbundling of electric services with separate rates or prices for generation, transmission, distribution, metering, meter reading, billing and collection, and ancillary services;
     o a process for ESPs to become licensed by the ACC to sell generation services at market prices to TEP retail customers;
     o access for TEP retail customers to buy market priced generation services from ESPs beginning in 2000 (currently, no TEP customers are purchasing generation services from ESPs);
     o transmission and distribution services would remain subject to regulation on a cost of service basis; and
     o beginning in 2009, TEP's generation would be market based and its retail customers would pay the market rate for generation services.

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

     The general rate case information uses a historical test year ended December 31, 2003 and establishes, based on TEP's standard offer service, that TEP is experiencing a revenue deficiency of $111 million. The rate case information includes, among other things, Springerville Unit 1 costs and other generation costs including fuel costs in excess of those recovered through existing rates. The proposed weighted cost of capital for the test year ended December 31, 2003 is 8.78%, including an 11.5% return on equity (increased from 10.67% currently authorized). The rate case information uses a hypothetical 40% equity capitalization (excluding capital lease obligations) rather than the hypothetical 37.5% equity capitalization used in TEP's last general rate case. As a result of the inter-company note repayment and the debt repurchases and redemptions made earlier this year, TEP's actual equity capitalization at September 30, 2005 improved to 41.0%.

     On June 24, 2005, intervenor testimony in TEP's 2004 rate review was due and several intervenors filed their respective testimony. None of the intervenor testimony filed proposed any increase or decrease to TEP's rates. On July 11, 2005, an ACC administrative law judge (ALJ) issued a procedural order suspending the remaining testimony filing deadlines and hearing in the 2004 rate review. The order indicated that the ALJ will evaluate the parties' positions and the need for further proceedings.

     Despite TEP's position that it has a revenue deficiency and the intervenor testimony recommending no change in rates, the ACC could conclude during this 2004 rate review process that TEP should decrease rates; any such determination would be strongly opposed by TEP.

     Transition
     ----------

     The Settlement Agreement provides that TEP's fixed CTC will expire when TEP's $450 million transition asset is fully amortized and recovered or on December 31, 2008, whichever is earlier. Based on current projections of retail sales, the TRA is expected to be fully amortized by mid-2008. The Settlement Agreement also specifies that TEP's floating competitive transition charge (floating CTC) will expire on December 31, 2008. This charge, which moves inversely to changes in market-based generation services rates, presently appears as a credit on retail customer bills. Based on current forward pricing in the wholesale energy markets, TEP anticipates that the floating CTC will continue to appear as a credit on retail customer bills through 2008. After the expiration of the floating CTC, TEP's rates for generation services should be market based.

     Absent any other change to TEP's retail rate structure, including continued inability to recover actual costs, TEP estimates that the expiration of the fixed CTC in 2008 (which has provided revenues, on average of .93 cents per kWh sold, or approximately $80 million annually) would result in an average decrease in revenues from retail rates of approximately 12% relative to revenues from current retail rates. However, absent any other change except the expiration of the fixed CTC, the expiration in 2008 of the floating CTC would result in market-based generation services rates which would, based on current pricing in the wholesale energy markets, produce a retail rate increase in January 2009 of approximately 25-30% relative to current retail rates.

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

     Declaratory Motion Filed with ACC
     ---------------------------------

     Given the recent court action described above, the ACC may revise its Rules and rate methodologies prior to the expiration in 2008 of the Settlement Agreement. A new structure could replace that established pursuant to the Settlement Agreement prior to January 2009.

     In an effort to resolve the uncertainty surrounding the methodology that will be applied to determine TEP's rates for generation service after the current CTCs expire, TEP filed a motion with the ACC on May 4, 2005 requesting that the ACC issue an order declaring its position regarding the rate treatment that will be afforded to TEP's generation assets after 2008.

     TEP believes that any actions by the ACC should not deny TEP the economic benefits of the Settlement Agreement, and accordingly analyzed how the Settlement Agreement can be modified so as to: (i) preserve the intent of the parties; (ii) avoid a significant rate increase in 2009; (iii) mitigate a negative financial impact on TEP; and (iv) provide all interested parties with certainty in the near future about TEP's post-2008 rate structure.

     On June 10, 2005 and on July 11, 2005, the ALJ issued procedural orders related to TEP's 2004 rate review. The procedural orders took no action on TEP's May 4, 2005 motion, however suggested a more appropriate procedure was for TEP to file a motion to reopen the record approving the Settlement Agreement.

     Motion to Amend the Settlement Agreement
     ----------------------------------------

     On September 12, 2005, TEP filed a motion and supporting testimony with the ACC to amend the Settlement Agreement. In the motion, TEP proposes the following amendments to extend the benefits and protections set forth in the Settlement Agreement and provide additional price stability for TEP customers:

          1. The extension of the existing rate freeze at TEP's current average retail base rate of 8.3 cents per kWh through December 31, 2010;

          2.   The retention of the current CTC amortization schedule;

          3. The agreement of TEP not to seek base rate treatment for certain generating assets in order to minimize the rates TEP's customers will eventually pay once the rate freeze has expired; and

          4. The implementation of an energy cost adjustment mechanism to protect TEP and its customers from energy market volatility, to be effective after December 31, 2008. TEP proposes the establishment of an incremental Energy Cost Adjustment Clause
               (ECAC). A base amount of retail energy consumption would be served at the existing fixed retail rates and the rate on the incremental amount of retail energy would be capped at an annual proxy set at forward power prices.

     On October 12, 2005, a number of participants in TEP's rate proceedings, including the Staff of the ACC, filed responses to TEP's motion. Those responses reflect differing interpretations of the Settlement Agreement which established

TEP's existing rate structure and generation service rates, and the effect of the 2002 Track A order which eliminated the requirement that TEP transfer its generation assets to a subsidiary and the future of electric competition in Arizona. Responses filed by ACC Staff and the Residential Utility Consumer Office disputed TEP's assertion that the existing rate structure contemplates market-based rates for generation services after December 31, 2008.

     On October 21, 2005, TEP filed a reply in support of its motion. The reply stated that the public interest is best served by the ACC taking affirmative action to resolve the questions of how TEP's rates will be determined after December 31, 2008, avoid rate increases for TEP customers, bolster wholesale electric generation and remove customer risk and exposure to volatile energy costs.

     On October 24, 2005, the ALJ held a procedural conference. A number of the participants disagreed with aspects of TEP's request. The Chairman of the ACC submitted a letter in support of resolving the issues arising from the Settlement Agreement and the related effect on TEP's rates. The ALJ took the motion under advisement and is expected to issue a procedural order. TEP does not know when or how the ALJ will rule on its motion to amend the Settlement Agreement.

   WESTERN ENERGY MARKETS

     As a participant in the western U.S. wholesale power markets, TEP is directly and indirectly affected by changes in market conditions and market participants. TEP competes with other utilities, power marketers and independent power producers in the sale of electric capacity and energy at market-based rates in the wholesale market.

     As of September 30, 2005, electric generating capacity in Arizona has grown to approximately 25,000 MW; an increase of nearly 60% since 2001. A majority of the growth over the last three years is the result of 16 new or upgraded gas-fired generating units with a combined capacity of approximately 9,200 MW.

     MARKET PRICES

     The average market price for around-the-clock energy based on the Dow Jones Palo Verde Index increased in the third quarter 2005, as did the average price for natural gas based on the Permian Index. Average market prices for around-the-clock energy began to rise in 2003 and have continued to increase during 2004 and the first nine months of 2005 primarily due to high natural gas prices. As a result of all of these factors, TEP's natural gas and purchased power expenses were higher in the first nine months of 2005 than the same period in 2004. Energy prices remain at these high levels to date; however, we cannot predict whether these higher prices will continue, or whether changes in various factors that influence demand and supply will cause prices to fall during 2005.

  AVERAGE MARKET PRICE FOR AROUND-THE-CLOCK ENERGY              $/MWH
  -------------------------------------------------------- ----------------
       Quarter Ended September 30, 2005                          $68
       Quarter Ended September 30, 2004                           45

       Nine Months Ended September 30, 2005                      $53
       Nine Months Ended September 30, 2004                       43
  -------------------------------------------------------- ----------------

  AVERAGE MARKET PRICE FOR NATURAL GAS                         $/MMBTU
  -------------------------------------------------------- ----------------
       Quarter Ended September 30, 2005                         $7.36
       Quarter Ended September 30, 2004                          5.45

       Nine Months Ended September 30, 2005                     $6.34
       Nine Months Ended September 30, 2004                      5.29
  -------------------------------------------------------- ----------------

     In addition to energy from its coal-fired facilities, TEP typically uses purchased power, supplemented by generation from its gas-fired units, to meet the summer peak demands of its retail customers and to meet local reliability needs. Some of these purchased power contracts are price indexed to natural gas prices. Short-term and spot power purchase prices are also closely correlated to natural gas prices. Due to its increasing seasonal gas and purchased power usage, TEP hedges a portion of its total natural gas exposure from plant fuel and gas-indexed purchased power with fixed price contracts for a maximum of three years. TEP currently has approximately 30% of this exposure hedged for the summer peak period of 2006 at a weighted average price of $5.13 per MMBtu. TEP purchases its remaining gas fuel needs and purchased power in the spot and short-term markets.

     Market prices may also affect TEP's wholesale revenues. TEP commits to future sales of energy as part of its ongoing efforts to hedge its excess generation based on projected generation capability, forward prices and generation costs. For the fourth quarter of 2005, TEP has sold forward approximately 300,000 MWh at an average price of $57 per MWh, of which approximately two-thirds is off-peak. This leaves approximately 200,000 MWh, of which approximately half is off-peak energy, remaining for spot market sales. For 2006 and 2007, TEP has sold foward 50 MW of fixed price energy at an average approximate price of $70 per MWh. In 2006, this energy sale excludes on-peak hours in June through September, and in 2007, excludes on-peak hours in April through September.

     We expect the market price and demand for capacity and energy to continue to be influenced by factors including:

          o    the availability and price of natural gas;
          o    weather;
          o    continued population growth in the western U.S.;
          o    economic conditions in the western U.S.;
          o    availability of generating capacity throughout the western U.S.;
          o the extent of electric utility industry restructuring in Arizona, California and other western states;
          o    the effect of FERC regulation of wholesale energy markets;
          o    availability of hydropower;
          o    transmission constraints; and
          o    environmental regulations and the cost of compliance.

     WATER SUPPLY

     Drought conditions within the southwestern region, combined with increased water usage in Arizona, Nevada and southern California, have caused water levels to significantly recede at Lake Powell, which supplies operating water for the Navajo Generating Station. Work has begun to lower the water intakes in Lake Powell, which will help minimize the exposure of water loss to the plant due to continuing drought conditions. This project is expected to be completed in the fourth quarter of 2006. TEP's share of the expected total cost is approximately $2 million based on its 7.5% ownership interest in Navajo Units 1, 2, and 3 (168 MW capacity).

     TEP does not believe that its operations will be materially affected by this drought.

     EMISSIONS ALLOWANCES

     TEP has SO2 emissions allowances in excess of what is required to operate its generating units. The excess results primarily from a higher removal rate of SO2 emissions at Springerville Units 1 and 2 following recent upgrades to environmental plant components and related changes to plant operations. From time to time, TEP will sell a portion of its excess SO2 emissions allowances. In the first nine months of 2005, TEP sold 10,000 SO2 emissions allowances, recognizing a pre-tax gain of $7 million. The table below summarizes TEP's forward sales of SO2 emissions allowances, as of September 30, 2005.

                                                    ESTIMATED
                                                  PRE-TAX GAIN
          DELIVERY          ALLOWANCE SOLD         (MILLIONS)
------------------------ --------------------- --------------------
Fourth Quarter 2005              2,500                $2
2006                            10,000                 7
2007                            10,000                 6
------------------------ --------------------- --------------------

     TEP expects to have additional excess SO2 Emission Allowances available for sale in future periods.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   TEP CASH FLOWS

     TEP's capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt and capital lease obligations. Cash flow from operations typically is the lowest in the first quarter and highest in the third quarter due to TEP's summer peaking load.

 NINE MONTHS ENDED SEPTEMBER 30,                              2005           2004
                                                             -Millions of Dollars-
 ------------------------------------------------------- --------------- --------------
 Net Cash Flows - Operating Activities                       $  149           $  216
    Capital Expenditures                                       (108)             (82)
 ------------------------------------------------------- --------------- --------------
          Net Cash Flows after Capital Expenditures*             41              134
 ------------------------------------------------------- --------------- --------------
    Debt Maturities                                               -               (2)
    Retirement of Capital Lease Obligations                     (53)             (49)
    Proceeds from Investment in Springerville
       Lease Debt and Equity                                     14               12
 ------------------------------------------------------- --------------- --------------
 Net Cash Flows Available after Required Payments*            $   2           $   95
 ======================================================= =============== ==============

* We believe that Net Cash Flows after Capital Expenditures and Net Cash Flows Available After Required Payments, which are non-GAAP financial measures, provide useful information to investors as measures of liquidity and our ability to meet our capital requirements and mandatory redemptions of debt and capital lease obligations.

     During 2005, TEP expects to generate sufficient internal cash flows to fund its operating activities, construction expenditures, required debt maturities, and to pay dividends to UniSource Energy. However, TEP's cash flows may vary due to changes in wholesale revenues, changes in short-term interest rates, and other factors. TEP currently has $60 million available under its Revolving Credit Facility which it may borrow if cash flows fall short of expectations or if monthly cash requirements temporarily exceed available cash balances. As of September 30, 2005, TEP had no outstanding borrowings under its Revolving Credit Facility. On September 15, 2005, TEP paid a $15 million dividend to UniSource Energy. TEP expects to pay another dividend to UniSource Energy before the end of 2005. See UniSource Energy, Liquidity and Capital Resources, UniSource Energy Credit Agreement, Use of Proceeds, above, and Bond Repurchases and Redemptions, below.

     OPERATING ACTIVITIES

     In the first nine months of 2005, net cash flows from operating activities declined by $66 million compared with the same period in 2004. Net cash flows were impacted by:

     2005 included:

     o a $24 million increase in cash receipts from electric retail sales was offset by a $3 million decrease in cash receipts from wholesale sales due to the lower availability of excess power to sell into the wholesale market;

     o a $63 million increase in fuel and purchased power costs paid, due to higher replacement power costs resulting from planned and unplanned coal plant maintenance outages, lost energy from the expiration of the SCE Exchange in May 2005 and higher gas-related fuel costs;

     o an $8 million increase in payments for O&M costs related to coal pant outages; O&M costs include $7 million in cash receipts from the sale of SO2 emissions allowances;

     o a $7 million increase in wages paid due to a greater number of employees, rising wage levels and higher incentive compensation;

     o a $12 million decrease in total interest paid due to lower capital lease obligation balances, lower long-term debt balances and lower annual fees under TEP's Credit Agreement that was entered into in May 2005; and

     o a $10 million increase in interest received, due primarily to interest received from UniSource Energy when it repaid its $95 million inter-company loan to TEP.

     2004 included:

     o    the return of a $17 million deposit related to TEP's 1992 Mortgage.

     INVESTING ACTIVITIES

     Net cash used for investing activities was $7 million higher in the first nine months of 2005 compared with the same period in 2004, due to the following:

     2005 included:

     o a $26 million increase in capital expenditures related primarily to a planned maintenance outage at Springerville and TEP's share of the construction costs of the Luna Energy Facility; and

     o other cash receipts of $7 million related to proceeds received from the redemption of a certificate of deposit and the sale of land by a TEP subsidiary.

     2004 included:

     o the use of $9 million for investment in a certificate of deposit and the purchased Springerville lease debt.

     Capital Expenditures
     --------------------

     TEP is currently undertaking its annual process of evaluating its capital needs for growth and for maintenance of transmission, distribution and generation assets. Based on initial estimates, TEP's capital expenditures for 2006-2009 could be 8-12% higher than the $596 million previously reported in its 2004 Annual Report on Form 10-K. This increase is the result of several factors including deferral of 2005 projects to 2006, higher material and construction costs and peak load growth greater than expected.

     FINANCING ACTIVITIES

     Net cash used for financing activities was $43 million higher in the first nine months of 2005 compared with the same period in 2004. The following factors contributed to the increase:

     2005 included:

     o a $253 million increase in repayments on long-term debt related to TEP's early redemption of $53 million of First Mortgage Bonds in the first three months of 2005, and the repurchase and redemption of $225 million of fixed-rate tax exempt debt in May 2005;

     o a $3 million increase in scheduled payments made on capital lease obligations;

     o    a capital contribution of $110 million from UniSource Energy;

     o the receipt of $95 million from UniSource Energy as a repayment for an inter-company loan;

     o    a $4 million decrease in dividends paid to UniSource Energy; and

     o    a $4 million decrease in debt issuance/retirement costs.

     At September 30, 2005, there were no outstanding borrowings under TEP's revolving credit facility. As of November 2, 2005, cash and cash equivalents available to TEP was approximately $44 million.

     Capital Contribution from UniSource Energy
     ------------------------------------------

     On May 10, 2005, UniSource Energy made a $110 million capital contribution to TEP. TEP used the proceeds during May 2005 to redeem or repurchase certain of its existing debt through tender offers and redemptions. See Bond Repurchases and Redemptions, below.

     Bond Repurchases and Redemptions
     --------------------------------

     TEP made a sinking fund payment of $1 million on its 6.1% 1941 Mortgage IDBs in January 2005. In March 2005, TEP redeemed at par the remaining $31 million of its 6.1% 1941 Mortgage IDBs due in 2008, as well as the remaining $21 million of its 7.5% 1941 Mortgage IDBs due in 2006.

     On May 11, 2005, TEP purchased $147 million of its 1997 Pima Series B and $74 million of its 1997 Pima Series C fixed-rate tax-exempt bonds (Repurchased Bonds) at a price of $101.50 per $100 principal amount. On May 18, 2005, TEP redeemed at par the remaining $4 million of bonds outstanding under those series. TEP does not currently plan on canceling the Repurchased Bonds, which will remain outstanding under their respective indentures; however, the Repurchased Bonds will not be presented in our financial statements. TEP may choose to resell the Repurchased Bonds to third parties or cancel them in the future.

     As a result of the capital contribution, inter-company note repayment, and the bond repurchases and redemptions, TEP's ratio of equity to total capitalization (excluding capital leases) improved to 41.0% as of September 30, 2005, which allows TEP to dividend up to 100% of its current year net income to UniSource Energy.

     Capital Lease Obligations
     -------------------------

     At September 30, 2005, TEP had $712 million of total capital lease obligations on its balance sheet. The table below provides a summary of the outstanding lease amounts.

                                                   BALANCE AT
  LEASED ASSET                                 SEPTEMBER 30, 2005           EXPIRATION
  ---------------------------------------- --------------------------- ---------------------
                                                - In Millions -
  Springerville Unit 1                               $ 431                     2014
  Springerville Coal Handling Facilities               122                     2015
  Springerville Common Facilities                      104                     2020
  Sundt Unit 4                                          54                     2011
  Other Leases                                           1                     2006
  ---------------------------------------- ---------------------------
  Total Capital Lease Obligations                    $ 712
  ======================================== ===========================

     Except for TEP's 13% equity interest in the Springerville Coal Handling Facilities, TEP will not own these assets at the expiration of the leases. TEP may renew the leases or purchase the leased assets at such time. The renewal and purchase options for Springerville Unit 1 and Sundt Unit 4 are generally for fair market value as determined at that time, while the purchase price option is fixed for the Springerville Coal Handing Facilities and Common Facilities.

     TEP Credit Agreement
     --------------------

     In May 2005, TEP entered into a new $401 million Credit Agreement (TEP Credit Agreement) to replace its previous $401 million credit agreement. The TEP Credit Agreement includes a $60 million revolving credit facility and a $341 million letter of credit facility to support $329 million of tax-exempt variable rate bonds. The TEP Credit Agreement expires in May 2010 and is secured by $401 million of Mortgage Bonds.

     The TEP Credit Agreement restricts additional indebtedness, liens, sale of assets and sale-leasebacks agreements. The TEP Credit Agreement also requires TEP to meet a minimum cash coverage ratio and a maximum leverage ratio. If TEP complies with the terms of the TEP Credit Agreement, TEP may pay dividends to UniSource Energy. Certain regulatory actions may cause a decrease in the amount that may be borrowed. As of September 30, 2005, TEP was in compliance with the terms of the TEP Credit Agreement.

     If an event of default occurs, the TEP Credit Agreement may become immediately due and payable. An event of default includes failure to make required payments under the TEP Credit Agreement; change in control, as defined; failure of TEP or certain subsidiaries to make payments or default on debt greater than $20 million; or certain bankruptcy events at TEP or certain subsidiaries.

     Interest rates and fees under the TEP Credit Agreement are based on a pricing grid tied to TEP's credit ratings. Letter of credit fees are 0.875% per annum and amounts drawn under a letter of credit would bear interest at LIBOR plus 0.875% per annum. TEP pays interest on borrowings under the revolving credit facility at LIBOR plus 0.875% or at the agent bank's reference rate. TEP also pays a commitment fee of 0.20% on the unused portion of the revolving credit facility.

     As of September 30, 2005, TEP had no outstanding borrowings under its Revolving Credit Facility. See UniSource Energy, Liquidity and Capital Resources, UniSource Energy Credit Agreement, Use of Proceeds, above, and Bond Repurchases and Redemptions, above.

     Mortgage Indentures
     -------------------

     In June 2005, TEP terminated its 1941 Mortgage (formerly known as its First Mortgage). TEP's remaining mortgage is its 1992 Mortgage (formerly known as its Second Mortgage).

     TEP's Credit Agreement, which totals $401 million and is secured by first mortgage bonds, limits the amount of mortgage bonds that may be outstanding to no more than $650 million. At September 30, 2005, TEP had a total of $539 million in outstanding mortgage bonds. Although the 1992 Mortgage would allow TEP to issue additional bonds, the limit imposed by the TEP Credit Agreement is more restrictive and is currently the governing limitation.

   INCOME TAX MATTERS

     See UniSource Energy, Liquidity and Capital Resources, Income Tax Matters, Internal Revenue Service Matters, above.

   CONTRACTUAL OBLIGATIONS

     There have been no significant changes in TEP's contractual obligations or other commercial commitments from those reported in TEP's 2004 Annual Report on Form 10-K, other than those reported above in Bond Repurchases and Redemption, TEP Credit Agreement and Mortgage Indentures.

   DIVIDENDS ON COMMON STOCK

     TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants. As of September 30, 2005, TEP was in compliance with the terms of the TEP Credit Agreement.

     TEP paid a $15 million dividend on September 15, 2005. UniSource Energy is the primary holder of TEP's common stock.

     The ACC Holding Company Order, as modified by the UES Settlement Agreement, restricted the amount of dividends that TEP may pay to UniSource Energy. Until TEP's ratio of common equity to total capitalization (excluding capital lease obligations) equaled 40%, TEP could not pay dividends in excess of 75% of its net income. As of September 30, 2005, TEP's ratio of common equity to total capitalization (excluding capital lease obligations) was 41%.

     The Federal Power Act states that dividends shall not be paid out of funds properly included in capital accounts. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis to pay dividends from current year earnings.

                                     UNS GAS

RESULTS OF OPERATIONS
---------------------

   THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2004

     UNS Gas reported a net loss of $2 million in the third quarters of 2005 and 2004.

     As of September 30, 2005, UNS Gas had 136,207 retail customers, a 4% increase from last year. The table below shows UNS Gas' therm sales and revenues for the third quarters of 2005 and 2004.

                                                    SALES                            REVENUE
THREE MONTHS ENDED SEPTEMBER 30,           2005              2004             2005             2004
------------------------------------ ----------------- ---------------- ----------------- --------------
                                           - Millions of Therms -            - Millions of Dollars -
RETAIL THERM SALES:
   Residential                              5                 5                $ 8             $ 8
   Commercial                               4                 4                  4               4
   Industrial                               1                 1                  1               -
   Public Authorities                       -                 -                  -               1
------------------------------------ ----------------- ---------------- ----------------- --------------
TOTAL RETAIL THERM SALES                   10                10                 13              13
   Transport                                -                 -                  -               1
   Negotiated Sales Program (NSP)           4                 4                  3               2
------------------------------------ ----------------- ---------------- ----------------- --------------
TOTAL THERM SALES                          14                14                $16             $16
==================================== ================= ================ ================= ==============

     Retail therm sales were the same in the third quarter of 2005 compared with the same period last year. Customer growth was offset by warmer weather compared with the third quarter of 2004. Retail revenues also remained unchanged in the third quarter of 2005 compared with the same period last year.

     Through a Negotiated Sales Program (NSP) approved by the ACC, UNS Gas supplies natural gas to some of its large transportation customers. Approximately one half of the margin earned on these NSP sales is retained by UNS Gas, while the remainder benefits retail customers through a credit to the Purchased Gas Adjustor (PGA) mechanism which reduces the gas commodity price. See Factors Affecting Results of Operations, Rates and Regulation, Energy Cost Adjustment Mechanism, below.

     The table below provides summary financial information for UNS Gas.

THREE MONTHS ENDED SEPTEMBER 30,                 2005          2004
-------------------------------------------- ------------ --------------
                                               - Millions of Dollars -
Gas Revenues                                     $ 16         $ 16
Other Revenues                                      1            -
-------------------------------------------- ------------ --------------
     Total Operating Revenues                      17           16
-------------------------------------------- ------------ --------------
Purchased Gas Expense                              10            9
Other Operations and Maintenance Expense            6            6
Depreciation and Amortization                       1            1
Taxes other than Income Taxes                       1            1
-------------------------------------------- ------------ --------------
     Total Other Operating Expenses                18           17
-------------------------------------------- ------------ --------------
          Operating Income                         (1)          (1)
-------------------------------------------- ------------ --------------
Total Interest Expense                              2            2
Income Tax Expense (Benefit)                       (1)          (1)
-------------------------------------------- ------------ --------------
           NET INCOME                            $ (2)        $ (2)
============================================ ============ ==============

   NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2004

     UNS Gas reported net income of $2 million in the first nine months of 2005 and 2004.

     The table below shows UNS Gas' therm sales and revenues for the first nine months ended September 30, 2005 and 2004.

                                                    SALES                          REVENUE
NINE MONTHS ENDED SEPTEMBER 30,            2005             2004              2005             2004
------------------------------------ ----------------- ---------------- ----------------- --------------
                                              - Millions of Therms -          - Millions of Dollars -
RETAIL THERM SALES:
   Residential                               46              44               $ 51             $ 51
   Commercial                                20              19                 19               19
   Industrial                                 2               2                  2                1
   Public Authorities                         5               5                  4                4
------------------------------------ ----------------- ---------------- ----------------- --------------
TOTAL RETAIL THERM SALES                     73              70                 76               75
   Transport                                  -               -                  2                2
   Negotiated Sales Program (NSP)            16              15                 11                8
------------------------------------ ----------------- ---------------- ----------------- --------------
TOTAL THERM SALES                            89              85               $ 89             $ 85
==================================== ================= ================ ================= ==============

     Retail therm sales were 4% higher in the first nine months of 2005 compared with the same period last year due primarily to customer growth. Retail revenues increased $1 million in the first nine months of 2005.

     The table below provides summary financial information for UNS Gas.

NINE MONTHS ENDED SEPTEMBER 30,                   2005         2004
--------------------------------------------- ------------ --------------
                                               - Millions of Dollars -
Gas Revenues                                      $ 89          $ 85
Other Revenues                                       2             2
--------------------------------------------- ------------ --------------
     Total Operating Revenues                       91            87
--------------------------------------------- ------------ --------------
Purchased Gas Expense                               58            55
Other Operations and Maintenance Expense            18            17
Depreciation and Amortization                        5             4
Taxes other than Income Taxes                        2             3
--------------------------------------------- ------------ --------------
     Total Other Operating Expenses                 83            79
--------------------------------------------- ------------ --------------

          Operating Income                           8             8
--------------------------------------------- ------------ --------------

Total Interest Expense                               5             5
Income Tax Expense                                   1             1
--------------------------------------------- ------------ --------------
           NET INCOME                             $  2          $  2
============================================= ============ ==============

FACTORS AFFECTING RESULTS OF OPERATIONS
---------------------------------------

   RATES AND REGULATION

     ENERGY COST ADJUSTMENT MECHANISM

     UNS Gas' retail rates include a PGA mechanism intended to address the volatility of natural gas prices and allows UNS Gas to recover its costs through a price adjustor. The PGA charge changes monthly based on an ACC approved mechanism that compares the twelve-month rolling weighted average gas cost to the base cost of gas, subject to limitations on how much the price per therm may change in a twelve month period. The difference between the actual cost of UNS Gas' gas supplies and transportation contracts and that currently allowed by the

ACC are deferred and recovered or repaid through the PGA mechanism. When ACC-designated under or over recovery trigger points are met, UNS Gas may request a PGA surcharge or surcredit with the goal of collecting or returning the amount deferred from or to customers over a recovery period deemed appropriate by the ACC.

     In August 2005, UNS Gas filed a request with the ACC, to approve an increase in the PGA surcharge from $0.03 per therm to $0.27 per therm to be effective October 1, 2005. An increase was necessary to allow for the recovery of the existing PGA bank balance and recover the projected cost of gas for this winter season. At September 30, 2005, the PGA bank balance was approximately $3 million.

     On October 19, 2005, the ACC approved a PGA surcharge of $0.15 per therm effective November 1, 2005 through February 2006; $0.25 per therm in March and April 2006; $0.30 per therm in May and June 2006; $0.35 per therm in July through September 2006; $0.25 per therm in October and November 2006; $0.20 per therm in December 2006 through February 2007 and $0.25 per therm in March and April 2007. We believe that this PGA surcharge will result in a growing bank balance. Sources to fund the growing balance could include an additional surcharge, draws on the revolving credit facility, additional credit lines or the investment of additional equity capital by UniSource Energy. Based on market prices as of November 1, 2005, which range from $8 to $10 per MMBtu through 2006, the PGA bank balance is expected to rise to $14 million by December 31, 2005, $16 million by February 28, 2006 and $15 million by December 31, 2006. We cannot predict when UNS Gas will fully recover the PGA bank balance; however, we expect that the balance will be recovered over time.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     UNS Gas' capital requirements consist primarily of capital expenditures. In the first nine months of 2005, capital expenditures were $18 million. During 2005, UNS Gas expects internal cash flows to fund a portion of its operating and construction expenditures and PGA bank balance. During the fourth quarter of 2005 and due, in part, to the delays in recovering the PGA bank balance, UNS Gas expects to borrow up to $20 million under its revolving credit facility to fund working capital requirements. If UNS Gas is not allowed to recover its projected gas costs or PGA bank balance on a timely basis, in 2006 UNS Gas may require additional funding to meet operating and capital requirements. Sources of funding could include an additional surcharge, draws on the revolving credit facility, additional credit lines or the investment of additional equity capital by UniSource Energy. See UNS Gas/UNS Electric Revolver, below.

     In January 2005, UNS Gas established a short-term inter-company promissory note to UniSource Energy, by which it may borrow up to $10 million for general corporate purposes. In March 2005, UniSource Energy contributed an additional $6 million in capital to UNS Gas. UNS Gas used the proceeds of this contribution to repay the $6 million outstanding on the inter-company promissory note.

     The table below provides summary information for operating cash flow and capital expenditures for the first nine months of 2005 and 2004.

     NINE MONTHS ENDED SEPTEMBER 30,               2005            2004
     ---------------------------------------- -------------------------------
                                                  - Millions of Dollars -
     Net Cash Flows - Operating Activities          $15             $20
     Capital Expenditures                            18              13
     ---------------------------------------- ---------------- --------------

     UNS Gas/UNS Electric Revolver
     -----------------------------

     In April 2005, UNS Gas and UNS Electric entered into a $40 million three-year unsecured revolving credit agreement due in April 2008, with a group of lenders (the UNS Gas/UNS Electric Revolver). Either borrower may borrow up to a maximum of $30 million; however, the total combined amount borrowed cannot exceed $40 million. UNS Gas and UNS Electric intend to use the proceeds of any loans or letters of credit for general corporate purposes.

     UNS Gas is only liable for UNS Gas' borrowings, and similarly, UNS Electric is only liable for UNS Electric's borrowings under the UNS Electric/UNS Gas Revolver. UES guarantees the obligations of both UNS Gas and UNS Electric.

     The borrowers pay interest at LIBOR plus 1.50% or at the agent bank's reference rate plus 0.50%. UNS Gas and UNS Electric also pay a commitment fee of 0.45% on the unused portion of the revolving credit facility.

     The UNS Gas/UNS Electric Revolver contains restrictions on additional indebtedness, liens, mergers and sales of assets. The UNS Gas/UNS Electric Revolver also contains a maximum leverage ratio and a minimum cash flow to interest coverage ratio for each borrower. As of September 30, 2005, UNS Gas and UNS Electric were each in compliance with the terms of the UNS Gas/UNS Electric Revolver.

     If an event of default occurs, the UNS Gas/UNS Electric Revolver may become immediately due and payable. An event of default includes failure to make required payments under the UNS Gas/UNS Electric Revolver; certain change in control transactions, certain bankruptcy events of UNS Gas or UNS Electric, or failure of UES, UNS Gas or UNS Electric to make payments or default on debt greater than $4 million.

     UNS Gas and UNS Electric expect to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes and to fund a portion of capital expenditures. As of September 30, 2005, UNS Gas and UNS Electric had no borrowings outstanding under the UNS Gas/UNS Electric Revolver.

     Senior Unsecured Notes
     ----------------------

     UNS Gas has $100 million of senior unsecured notes outstanding that are guaranteed by UES. The note purchase agreement for UNS Gas restricts transactions with affiliates, mergers, liens, restricted payments, and incurrence of indebtedness, and also contains a minimum net worth test. As of September 30, 2005, UNS Gas was in compliance with the terms of its note purchase agreement.

     UNS Gas must meet a leverage test and an interest coverage test in order to issue additional debt or pay dividends. However, UNS Gas may, without meeting these tests, refinance existing debt and incur up to $7 million in short-term debt.

   INCOME TAX MATTERS

     See UniSource Energy, Liquidity and Capital Resources, Income Tax Matters, Internal Revenue Service Matters, above.

   DIVIDENDS ON COMMON STOCK

     The ACC limits dividend payments by UNS Gas to 75% of earnings, until the ratio of UNS Gas' common equity to total capitalization reaches 40%. In March 2005, UniSource Energy made a capital contribution of $6 million to UNS Gas. At September 30, 2005, the ratio of common equity to total capitalization for UNS Gas was 40%.

     The note purchase agreement for UNS Gas contains restrictions on dividends. UNS Gas may pay dividends so long as (a) no default or event of default exists and (b) it could incur additional debt under the debt incurrence test. See Senior Unsecured Notes, above. It is unlikely, however, that UNS Gas will pay dividends in the next few years due to expected cash requirements for capital expenditures.

                                  UNS ELECTRIC

RESULTS OF OPERATIONS
---------------------

     THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2004

     UNS Electric reported net income of $2 million in the third quarters of 2005 and 2004. Similar to TEP's operations, we expect UNS Electric's operations to be seasonal in nature, with peak energy demand occurring in the summer months.

     As of September 30, 2005, UNS Electric had 88,362 retail customers, a 5% increase from last year. The table below shows UNS Electric's kWh sales and revenues for the third quarters of 2005 and 2004.

                                                    SALES                              REVENUE
THREE MONTHS ENDED SEPTEMBER 30,          2005               2004               2005              2004
------------------------------------ ------------------------------------ ----------------------------------
                                             - Millions of kWh -               - Millions of Dollars -
ELECTRIC RETAIL SALES:
   Residential                            274                 251              $  27            $   25
   Commercial                             175                 167                 17                16
   Industrial                              47                  49                  4                 4
   Other                                    1                   1                  -                 -
------------------------------------ ---------------- ------------------- ---------------- -----------------
TOTAL ELECTRIC RETAIL SALES               497                 468              $  48            $   45
==================================== ================ =================== ================ =================

     Retail kWh sales 6% higher in the third quarter of 2005 compared with the same period last year due to customer growth and warm weather.

     The table below provides summary financial information for UNS Electric.

   THREE MONTHS ENDED SEPTEMBER 30,                  2005          2004
   --------------------------------------------- ------------ --------------
                                                  - Millions of Dollars -
   Electric Revenues                                 $ 48          $ 45
   Other Revenues                                       -             -
   --------------------------------------------- ------------ --------------
        Total Operating Revenues                       48            45
   --------------------------------------------- ------------ --------------
   Purchased Energy Expense                            33            31
   Other Operations and Maintenance Expense             7             6
   Depreciation and Amortization                        2             2
   Taxes other than Income Taxes                        1             1
   --------------------------------------------- ------------ --------------
        Total Other Operating Expenses                 43            40
   --------------------------------------------- ------------ --------------

             Operating Income                           5             5
   --------------------------------------------- ------------ --------------

   Total Interest Expense                               1             1
   Income Tax Expense                                   2             2
   --------------------------------------------- ------------ --------------
             NET INCOME                              $  2          $  2
   ============================================= ============ ==============

   NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2004

     UNS Electric reported net income of $4 million in the first nine months of 2005 and 2004. The table below shows UNS Electric's kWh sales and revenues for the nine months ended September 30, 2005 and 2004.

                                                   SALES                               REVENUE
 NINE MONTHS ENDED SEPTEMBER 30,          2005               2004               2005             2004
 ---------------------------------- ------------------------------------- ----------------------------------
                                            - Millions of kWh -                - Millions of Dollars -
 ELECTRIC RETAIL SALES:
    Residential                            595               544               $  60            $  55
    Commercial                             453               447                  45               45
    Industrial                             135               151                  10               11
    Other                                    2                 2                   -                -
 ---------------------------------- ----------------- ------------------- ---------------- -----------------
 TOTAL ELECTRIC RETAIL SALES             1,185             1,144               $ 115            $ 111
 ================================== ================= =================== ================ =================

     Retail kWh sales increased 4% in the first nine months of 2005 compared with the same period last year, due primarily to customer growth.

     The table below provides summary financial information for UNS Electric.

    NINE MONTHS ENDED SEPTEMBER 30,                  2005          2004
    -------------------------------------------- ---------------------------
                                                  - Millions of Dollars -
    Electric Revenues                               $ 115           $ 111
    Other Revenues                                      1               1
    -------------------------------------------- ------------ --------------
         Total Operating Revenues                     116             112
    -------------------------------------------- ------------ --------------
    Purchased Energy Expense                           78              75
    Other Operations and Maintenance Expense           18              17
    Depreciation and Amortization                       7               7
    Taxes other than Income Taxes                       3               2
    -------------------------------------------- ------------ --------------
         Total Other Operating Expenses               106             101
    -------------------------------------------- ------------ --------------

              Operating Income                         10              11
    -------------------------------------------- ------------ --------------

    Total Interest Expense                              4               4
    Income Tax Expense                                  2               3
    -------------------------------------------- ------------ --------------
               NET INCOME                           $   4           $   4
    ============================================ ============ ==============

FACTORS AFFECTING RESULTS OF OPERATIONS
---------------------------------------

   COMPETITION

     As required by the ACC order approving UniSource Energy's acquisition of the Citizens' Arizona gas and electric assets, on November 3, 2003, UNS Electric filed with the ACC a plan to open its service territories to retail competition by December 31, 2003. The plan addresses all aspects of implementation. It includes UNS Electric's unbundled distribution tariffs for both standard offer customers and customers that choose competitive retail access, as well as Direct Access and Settlement Fee schedules. UNS Electric's direct access rates for both transmission and ancillary services will be based upon its FERC Open Access Transmission Tariff. The plan is subject to review and approval by the ACC. As a result of the court decisions concerning the ACC's Retail Electric Competition Rules, we are unable to predict when and how the ACC will address this plan. See Tucson Electric Power Company, Factors Affecting Results of Operations, Competition, above for information regarding the recent Arizona Court of Appeals decision.

   RATES AND REGULATION

     ENERGY COST ADJUSTMENT MECHANISM

     UNS Electric's retail rates include a Purchased Power and Fuel Adjustor Clause (PPFAC), which allows for a separate surcharge or surcredit to the base rate for delivered purchased power to collect or return under or over recovery of costs. The ACC has approved a PPFAC surcharge of $0.01825 per kWh to recover transmission costs and the cost of the current full-requirements power supply agreement with Pinnacle West Capital Corporation.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     UNS Electric's capital requirements consist primarily of capital expenditures. In the first nine months of 2005, capital expenditures were $17 million.

     To improve the reliability of service in Santa Cruz County, UNS Electric plans to build a 20 MW gas-fired combustion turbine as well as upgrade its existing 115 kV line over time. The turbine should be in place by mid-2006, helping to improve reliability while the approval and permitting process for the 345 kV Tucson to Nogales transmission line continues. In the third quarter of 2005, UNS Electric's capital expenditures included $2 million related to the turbine and expects its capital expenditures for the fourth quarter to include approximately $6 million related to this project.

     During 2005, UNS Electric expects to generate sufficient internal cash flows to fund its operating activities and a portion of its construction expenditures. UNS Electric will meet its remaining cash needs through a combination of capital contributions from UniSource Energy and borrowings under a revolving credit facility that was established in April 2005.

     In March 2005, UniSource Energy contributed an additional $4 million of capital to UNS Electric.

     The table below provides summary information for operating cash flow and capital expenditures for the first three quarters of 2005 and 2004.

     NINE MONTHS ENDED SEPTEMBER 30,                  2005            2004
     ------------------------------------------- -------------------------------
                                                    - Millions of Dollars -
     Net Cash Flows - Operating Activities             $13            $ 14
     Capital Expenditures                               17              14
     ------------------------------------------- ---------------- --------------

     UNS Gas/UNS Electric Revolver
     -----------------------------

     See UNS Gas, Liquidity and Capital Resources, UNS Gas/UNS Electric Revolver above for description of UNS Electric's unsecured revolving credit agreement.

     Senior Unsecured Notes
     ----------------------

     UNS Electric has $60 million of senior unsecured notes outstanding that are guaranteed by UES. The note purchase agreement for UNS Electric restricts transactions with affiliates, mergers, liens, restricted payments, and incurrence of indebtedness and also contains a minimum net worth test. As of September 30, 2005, UNS Electric was in compliance with the terms of its note purchase agreement.

     UNS Electric must meet a leverage test and an interest coverage test to issue additional debt or to pay dividends. However, UNS Electric may, without meeting these tests, refinance existing debt and incur up to $5 million in short-term debt.

   INCOME TAX MATTERS

     See UniSource Energy, Liquidity and Capital Resources, Income Tax Matters, Internal Revenue Service Matters, above.

   DIVIDENDS ON COMMON STOCK

     The ACC limits dividend payments by UNS Electric to 75% of earnings, until the ratio of common equity to total capitalization reaches 40%. In March 2005, UniSource Energy made a capital contribution of $4 million to UNS Electric. At September 30, 2005, the ratio of common equity to total capitalization for UNS Electric was 45%.

     The note purchase agreement for UNS Electric contains restrictions on dividends. UNS Electric may pay dividends so long as (a) no default or event of default exists and (b) it could incur additional debt under the debt incurrence test. See Senior Unsecured Notes, above. It is unlikely, however, that UNS Electric will pay dividends in the next few years due to expected cash requirements for capital expenditures.

                            GLOBAL SOLAR ENERGY, INC.

RESULTS OF OPERATIONS
---------------------

     UniSource Energy accounts for Global Solar under the consolidation method and recognizes 100% of Global Solar's losses. Global Solar recognizes expense when funding is used for research, development and administrative costs. The table below provides a breakdown of the net losses recorded by Global Solar:

   THREE MONTHS ENDED SEPTEMBER 30,                               2005           2004
   --------------------------------------------------------- ----------------------------
                                                                - Millions of Dollars -
   Global Solar
      Operating Revenues                                        $   2          $   3
      Research & Development Contract Expenses & Losses            (1)            (1)
      Depreciation & Amortization Expense                          (1)            (1)
      Administrative & Other Costs                                 (3)            (4)
      Income Tax Benefits                                           1              1
   --------------------------------------------------------- -------------- -------------
   Total Global Solar Net Loss                                  $  (2)         $  (2)
   ========================================================= ============== =============

   NINE MONTHS ENDED SEPTEMBER 30,                                2005           2004
   --------------------------------------------------------- ----------------------------
                                                                - Millions of Dollars -
   Global Solar
      Operating Revenues                                        $   4          $   7
      Research & Development Contract Expenses & Losses            (2)            (3)
      Depreciation & Amortization Expense                          (2)            (2)
      Administrative & Other Costs                                 (8)            (8)
      Income Tax Benefits                                           3              2
   --------------------------------------------------------- -------------- -------------
   Total Global Solar Net Loss                                  $  (5)         $  (4)
   ========================================================= ============== =============

     GLOBAL SOLAR COMMITMENTS

     UniSource Energy intends to cease additional funding of Global Solar. To that end, Millennium is seeking additional investors for Global Solar, or may sell all or part of its interest, or a combination of both, to preserve the value of Global Solar. We anticipate that any operating and capital funding required to maintain Global Solar in the interim will be provided only out of Millennium cash or cash returns from other Millennium investments. We believe such cash and returns will be adequate for that purpose and to fund Millennium's remaining commitments to Global Solar. In February 2005, Millennium was authorized to fund up to an additional $5 million for capital expenditures and operations at Global Solar and provided $5 million of funding during the first nine months of 2005. Global Solar has $1 million in commitments to incur future expenses related to government contracts.

                                      OTHER

RESULTS OF OPERATIONS
---------------------

     Other non-reportable segments consist of UniSource Energy parent company expenses, which includes interest expense (net of tax) related to the UniSource Energy Convertible Senior Notes, the UniSource Credit Agreement, a note payable from UniSource Energy to TEP, which was repaid in March 2005; income and losses from Millennium investments other than Global Solar, and income and losses from UED.

     The table below summarizes the income and losses for the Other non-reportable segments:

THREE MONTHS ENDED SEPTEMBER 30,                  2005           2004
-------------------------------------------- ------------------------------
                                                - Millions of Dollars -
Other Millennium Investments                     $   1          $     1
UniSource Energy Development Company                 -                -
UniSource Energy Parent Company                     (1)              (1)
-------------------------------------------- --------------- --------------
     Total Other                                 $   -          $     -
============================================ =============== ==============

NINE MONTHS ENDED SEPTEMBER 30,                   2005           2004
-------------------------------------------- ------------------------------
                                                - Millions of Dollars -
Other Millennium Investments                     $   -          $    1
UniSource Energy Development Company                 -              (1)
UniSource Energy Parent Company                     (5)             (4)
-------------------------------------------- -------------- ---------------
     Total Other                                 $  (5)         $   (4)
============================================ ============== ===============

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

     Results from Other Millennium Investments for the three months ended September 30, 2005 was an after-tax gain of $1 million.

     Results from Other Millennium Investments for the three months ended September 30, 2004 include after-tax gains of $3 million from Haddington and $1 million from MicroSat. These gains were partially offset by after-tax losses of less than $1 million each from several of Millennium's other investments.

     CONSOLIDATED MILLENNIUM INVESTMENTS AND COMMITMENTS

     In 2004, Millennium funded $1.5 million and Dow Corning Enterprises, Inc.
(DCEI) funded $1 million in debt commitments to Infinite Power Solutions, Inc.
(IPS).

     In April 2005, Millennium and DCEI entered into a transaction with third parties that included the formation of a new Delaware corporation, Battco, Inc. (Battco), intended to carry on the current business of IPS. As its contribution to the transaction, IPS transferred substantially all of its assets to Battco in exchange for five million shares of Battco common stock. The transaction also provides that Millennium and some of the third parties will contribute a combined total of approximately $9 million to a subsequent Battco $25 million preferred stock offering with the remainder coming from outside investors. Millennium committed to fund $3.3 million of the $9 million, of which $1 million has already been funded as a secured convertible loan to be converted to shares of Battco preferred stock at the close of the $25 million financing.

     MEG is in the process of winding down its activities and does not expect to engage in any new significant activities after 2005. Millennium is in the process of selling its remaining interest in Nations Energy Corporation (Nations Energy). Millennium's remaining commitments for other Millennium investments are $2 million to Haddington and $2 million to Valley Ventures.

     In the third quarter of 2005, Millennium received $4 million as a return of its investment in Carboelectrica Sabinas, S. de R.L. de C.V., (Sabinas) a Mexican limited liability company. As a result of the $4 million payment, the book value of the investment in Sabinas was reduced to approximately $14 million. Millennium owns 50% of Sabinas.

     Also in the third quarter of 2005, Millennium received a $4 million payment on a note receivable from a subsidiary of Mirant Corporation. We expect to receive the remaining payment of $5 million in July 2006.

     It is our intention for UniSource Energy to cease making capital contributions to Millennium. We anticipate that the funding required to fund Millennium's remaining commitments will be provided only out of existing Millennium cash or cash returns from Millennium investments. We believe such cash and returns will be adequate to fund Millennium's remaining commitments.


CRITICAL ACCOUNTING ESTIMATES
-----------------------------

     In preparing financial statements under Generally Accepted Accounting Principles (GAAP), management exercises judgment in the selection and application of accounting principles, including making estimates and assumptions. UniSource Energy and TEP consider Critical Accounting Estimates to be those that could result in materially different financial statement results if our assumptions regarding application of accounting principles were different. UniSource Energy and TEP describe their Critical Accounting Estimates below. Other significant accounting policies and recently issued accounting standards are discussed in the 2004 Annual Report on Form 10-K, Note 1 of Notes to Consolidated Financial Statements - Nature of Operations and Summary of Significant Accounting Estimates.

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

     TEP

     Upon approval by the ACC of a settlement agreement (Settlement Agreement) in November 1999, TEP discontinued application of FAS 71 for its generation operations. TEP continues to apply FAS 71 to its cost-based rate regulated operations, which include the transmission and distribution portions of its business.

     TEP's transmission and distribution regulatory assets, net of regulatory liabilities, totaled $178 million at September 30, 2005. Regulatory assets of $31 million are not presently included in the rate base and consequently are not earning a return on investment. These regulatory assets are being recovered through the cost of service or are authorized to be collected in future base rates. TEP's transmission and distribution regulatory assets, net of regulatory liabilities, totaled $225 million at December 31, 2004.

     TEP regularly assesses whether it can continue to apply FAS 71 to its cost-based rate regulated operations. If TEP stopped applying FAS 71 to its remaining regulated operations, it would write off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory asset balances, net of regulatory liabilities, at September 30, 2005, if TEP had stopped applying FAS 71 to its remaining cost-based regulated operations, it would have recorded an extraordinary after-tax loss of approximately $107 million. While regulatory orders and market conditions may affect cash flows, TEP's cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of its regulatory assets.

     UNS GAS AND UNS ELECTRIC

     UNS Gas and UNS Electric's regulatory liabilities, net of regulatory assets, collectively totaled $6 million at September 30, 2005 and $4 million at December 31, 2004. As of September 30, 2005, UNS Electric has $6 million of regulatory liabilities that are not included in rate base. If UNS Gas and UNS Electric stopped applying FAS 71 to their regulated operations, they would write off the related balances of regulatory assets as an expense and regulatory liabilities as income on their income statements. Based on the balances of regulatory liabilities and assets at September 30, 2005, if UNS Gas and UNS Electric had stopped applying FAS 71 to their regulated operations, they would have collectively recorded an extraordinary after-tax gain of $4 million. UNS Gas and UNS Electric's cash flows would not be affected if they stopped applying FAS 71 unless a regulatory order limited their ability to recover the cost of their regulatory assets.

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

     TEP has various transmission and distribution lines that operate under land leases and rights of way that contain end dates and restorative clauses. TEP operates its transmission and distribution lines as if they will be operated in perpetuity and would continue to be used or sold without land remediation. As a result, TEP is not recognizing the costs of final removal of the transmission and distribution lines in the financial statements. As of September 30, 2005, TEP had accrued $74 million for the net cost of removal for the interim retirements from its transmission, distribution and general plant. As of December 31, 2004, TEP had accrued $67 million for these removal costs. The amount is recorded as a regulatory liability.

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

     UES

     UES has various transmission and distribution lines that operate under land leases and rights of way that contain end dates and restorative clauses. UES operates its transmission and distribution lines as if they will be operated in perpetuity and would continue to be used or sold without land remediation. As a result, UES is not recognizing the cost of final removal of the transmission and distribution lines in the financial statements. UES had accrued $3 million as of September 30, 2005 and $2 million as of December 31, 2004, for the net cost of removal for interim retirements from its transmission, distribution and general plant. The amount is recorded as a regulatory liability.

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

     TEP

     TEP discounted its future pension plan obligations at December 31, 2004, using rates of 6.1% for its Salaried and Union Plans and 6.0% for its Excess Benefit Plan. The discount rate used at December 31, 2003, was 6.25% for all plans. TEP discounted its other postretirement plan obligations using a rate of 5.9% at December 31, 2004, compared with 5.5% at December 31, 2003. TEP determines the discount rate annually based on the rates currently available on high-quality, long-term bonds. TEP looks to bonds that receive one of the two highest ratings given by a recognized rating agency whose future cash flows match the timing and amount of expected future benefit payments.

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

     UNS GAS AND UNS ELECTRIC

     Concurrent with the acquisition of the Arizona gas and electric system assets from Citizens on August 11, 2003, UES established a pension plan for substantially all employees of UNS Gas and UNS Electric. UES did not assume the pension obligation for employees' years of service with Citizens.

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

   ACCOUNTING FOR DERIVATIVE INSTRUMENTS, TRADING ACTIVITIES AND
   HEDGING ACTIVITIES

     A derivative financial instrument or other contract derives its value from another investment or designated benchmark. TEP enters into forward contracts to purchase or sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one month, three months, or one year, within established limits to take advantage of favorable market opportunities. In general, TEP enters into forward purchase contracts when market conditions provide the opportunity to purchase energy for its load at prices that are below the marginal cost of its supply resources or to supplement its own resources (e.g., during plant outages and summer peaking periods). TEP enters into forward sales contracts when it forecasts that it has excess supply and the market price of energy exceeds its marginal cost. A portion of TEP's forward contracts are considered to be normal purchases and sales and, therefore, are not required to be marked to market. However, some of these forward contracts are considered to be derivatives, which TEP marks to market by recording unrealized gains and losses and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month. Some of these forward contracts satisfy the requirements for cash flow hedge accounting and the unrealized gains and losses are recorded in Other Comprehensive Income, a component of Common Stock Equity, rather than being reflected in the income statement.

     TEP has a natural gas supply agreement under which it purchases all of its gas requirements at spot market prices from Southwest Gas Corporation (SWG). TEP also has agreements to purchase power that are priced using spot market gas prices. These contracts meet the definition of normal purchases and are not required to be marked to market. During 2004 and early 2005, in an effort to minimize price risk on these purchases, TEP entered into commodity price swap agreements under which TEP purchases gas at fixed prices and simultaneously sells gas at spot market prices. The spot market price in the swap agreements is tied to the same index as the purchases under the SWG and purchased power contracts. These swap agreements, which expire during the summer months through 2008, were entered into with the goal of locking in fixed prices on at least 45% and not more than 80% of TEP's expected summer monthly gas risk prior to entering into the month. The swap agreements are marked to market on a monthly basis; however, since the agreements satisfy the requirements for cash flow hedge accounting, the unrealized gains and losses are recorded in Other Comprehensive Income, rather than being reflected in the income statement. As the gains and losses on these cash flow hedges are realized, a reclassification adjustment is recorded in Other Comprehensive Income for realized gains and losses that are included in Net Income.

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

     MEG, a wholly-owned subsidiary of Millennium, enters into swap agreements, options and forward contracts relating to emissions allowances. MEG marks its trading contracts to market by recording unrealized gains and losses and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month. In accordance with UniSource Energy's intention to cease making capital contributions to Millennium, Millennium has significantly reduced the holdings and activity of MEG. MEG is in the process of winding down its activities and will not engage in any significant new activities after 2005.

     The market prices used to determine fair values for TEP and MEG's derivative instruments at September 30, 2005, are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value. For TEP's forward power contracts, a 10% decrease in market prices would result in a decrease in unrealized losses of $2 million, while a 10% increase in market prices would result in an increase in unrealized losses of $2 million. For TEP's forward contracts that are accounted for as cash flow hedges, a 10% decrease in market prices would result in a $1 million decrease in unrealized losses reported in Other Comprehensive Income, while a 10% increase in market prices would result in a $1 million increase in unrealized losses reported in Other Comprehensive Income. For TEP's gas swap agreements, a 10% decrease in market prices would result in a $4 million decrease in unrealized gains reported in Other Comprehensive Income, while a 10% increase in market prices would result in a $4 million increase in unrealized gains reported in Other Comprehensive Income. For MEG's remaining trading contracts, a 10% decrease in market prices or a 10% increase in market prices would be immaterial.

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

     See Market Risks - Commodity Price Risk in Item 3.

   UNBILLED REVENUE - TEP, UNS GAS AND UNS ELECTRIC

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

   PLANT ASSET DEPRECIABLE LIVES - TEP, UNS GAS AND UNS ELECTRIC

     We calculate depreciation expense based on our estimate of the useful lives of our plant assets. The estimated useful lives, and resulting depreciation rates used to calculate depreciation expense for the transmission and distribution businesses of TEP, UNS Gas and UNS Electric have been approved by the ACC in prior rate decisions. Depreciation rates for transmission and distribution cannot be changed without ACC approval.

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

     During the second quarter of 2005, a study requested by the participants in the San Juan Generating Station was completed which indicated San Juan's economic useful life had changed from previous estimates. As a result of the study and other analysis performed, TEP lengthened the estimated useful life of San Juan from 40 to 60 years beginning April 1, 2005. TEP's depreciation expense for the three months ended September 30, 2005, decreased $2 million. Annual depreciation expense related to San Juan is expected to decrease by $6 million or $2 million for the last quarter of 2005.

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

     At September 30, 2005 and December 31, 2004, UniSource Energy and TEP had a valuation allowances of $7 million and $8 million relating to net operating loss
(NOL) and investment tax credit (ITC) carryforward amounts.

     Of the $7 million and $8 million valuation allowance balances at September 30, 2005 and December 31, 2004, $7 million relates to losses generated by the Millennium entities. In the future, if UniSource Energy and the Millennium entities determine that all or a portion of the losses may be used on tax returns, then UniSource Energy and the Millennium entities would reduce the valuation allowance and recognize a tax benefit of up to $7 million. The primary factor that could cause the Millennium entities to recognize a tax benefit would be a change in expected future taxable income.

     The remaining $1 million of valuation allowance balance at December 31, 2004, relates to ITC carryforwards at TEP which were not expected to be utilized on tax returns prior to their expiration. Due to anticipated changes to prior year taxable income as a result of current IRS audits, it is now expected that UniSource and TEP will utilize all of the ITC carryforward amounts. Therefore, at September 30, 2005, no valuation allowance on ITC carryforward amounts is required. If in the future UniSource Energy and TEP determine that it is probable that TEP will not use all or a portion of the ITC carryforward amounts, then UniSource Energy and TEP would record additional valuation allowance and recognize tax expense. The primary factor that could cause TEP to record a valuation allowance would be a change in expected future taxable income.

     As of September 30, 2005 and December 31, 2004, UniSource Energy's and Millenniums' deferred income tax assets include $14 million related to unregulated investment losses of Millennium. UniSource Energy's and TEP's deferred income tax assets as of September 30, 2005 and December 31, 2004, include $1 million related to TEP's unregulated investment losses. These losses have not been reflected on UniSource Energy's consolidated income tax returns. If UniSource Energy is unable to recognize such losses through its consolidated income tax return in the foreseeable future, UniSource Energy, TEP and Millennium would be required to write off these deferred tax assets. Millennium intends to restructure its ownership in two of these investments, TFB, Inc.
(TFB) and Corporacion Panama de Energia S.A. (Copesa), within the next twelve months. As a result of these actions, UniSource Energy expects to liquidate TFB for tax purposes and dispose of its stock interest in Copesa, both resulting in taxable losses that will be reflected on UniSource Energy's consolidated income tax return. If these actions, or other actions resulting in the recognition of the losses for tax purposes, do not occur, UniSource Energy would be required to eliminate the deferred tax assets and recognize additional tax expense of $9 million.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

     The FASB recently issued the following Statements of Financial Accounting Standards (FAS), FASB Interpretations (FIN), and FASB Staff Positions (FSP):

     o FIN 47, Accounting for Conditional Asset Retirement Obligations, issued March 2005, provides guidance for a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN 47 requires a liability be recognized for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is required to be applied by December 31, 2005. We are in the process of evaluating the impact of FIN 47 and have identified conditional asset retirement obligations associated with asbestos wrapping at our Sundt Generating Station. We are currently evaluating the amount of this obligation. Additional obligations may be identified as we continue our evaluation.

     o FSP FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, issued March 2005, addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. The guidance in FSP FIN 46(R)-5 was effective April 1, 2005, and did not have a significant impact on our financial statements.

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

     o FAS 153, Exchanges of Nonmonetary Assets, issued December 2004, requires nonmonetary exchanges be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. A nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is effective for nonmonetary asset exchange transactions occurring in fiscal periods beginning after June 15, 2005. The adoption of FAS 153 is not expected to have a significant impact on our financial statements.

     o FAS 154, Accounting Changes and Error Corrections, issued May 2005, provides guidance on the accounting for and reporting of accounting changes and error corrections. FAS 154 requires retrospective application to prior periods' for a voluntary change in accounting principle, unless it is impracticable to do so. FAS 154 also provides guidance related to the reporting of a change in accounting estimate, a change in reporting entity and the correction of an error. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 is not expected to have a significant impact on our financial statements.

     o FSP FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, issued in December 2004, provides guidance on the application of FAS 109 to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction, beginning in 2005, on qualified production activities, including a company's electric generation activities. Under FSP FAS 109-1, recognition of the tax deduction on qualified production activities is ordinarily reported in the year it is earned. FSP FAS 109-1 did not have a significant impact on our financial statements.

     In June 2004, the EITF published Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides application guidance on impairment of securities accounted for under FAS 115, Accounting for Certain Investments in Debt and Equity Securities, and cost method investments and requires certain quantitative and qualitative disclosures for securities that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The disclosure requirements are effective for reporting periods ending after December 31, 2003. The FASB issued FSP EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments in September 2004 delaying the effective date of the application guidance on impairment of securities until the final issuance of FSP EITF Issue 03-1-a. As of November 4, 2005, a final FSP EITF Issue 03-1-a has not been issued. The adoption of EITF 03-1 is not expected to have a significant impact on our financial statements.

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

     4. Effects of restructuring initiatives in the electric industry and other energy-related industries.

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


ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     The information contained in this Item updates, and should be read in conjunction with, information included in Part II, Item 7A in UniSource Energy and TEP's Annual Report on Form 10-K for the year ended December 31, 2004, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Items 1 and 2 of this Form 10-Q.

     We are exposed to various forms of market risk. Changes in interest rates, returns on marketable securities, and changes in commodity prices may affect our future financial results. The market risks resulting from changes in interest rates and returns on marketable securities have not changed materially from the market risks reported in the 2004 Annual Report on Form 10-K. For additional information concerning risk factors, including market risks, see Safe Harbor for Forward-Looking Statements, above.

     RISK MANAGEMENT COMMITTEE

     We have a Risk Management Committee responsible for the oversight of commodity price risk and credit risk related to the wholesale energy marketing activities of TEP, the emissions and trading activities of MEG, and the fuel and power procurement activities at TEP and UES. Our Risk Management Committee, which meets on a quarterly basis and as needed, consists of officers from the finance, accounting, legal, wholesale marketing, transmission and distribution operations, and the generation operations departments of UniSource Energy. To limit TEP's, UES' and MEG's exposure to commodity price risk, the Risk Management Committee sets trading and hedging policies and limits, which are reviewed frequently to respond to constantly changing market conditions. To limit TEP's, UES' and MEG's exposure to credit risk, the Risk Management Committee reviews counterparty credit exposure, as well as credit policies and limits.

     COMMODITY PRICE RISK

     We are exposed to commodity price risk primarily relating to changes in the market price of electricity, natural gas, coal and emissions allowances.

     TEP

     To manage its exposure to energy price risk, TEP enters into forward contracts to buy or sell energy at a specified price and future delivery period. Generally, TEP commits to future sales based on expected excess generating capability, forward prices and generation costs, using a diversified market approach to provide a balance between long-term, mid-term and spot energy sales. TEP generally enters into forward purchases during its summer peaking period to ensure it can meet its load and reserve requirements and account for other contracts and resource contingencies. TEP also enters into limited forward purchases and sales to optimize its resource portfolio and take advantage of locational differences in price. These positions are managed on both a volumetric and dollar basis and are closely monitored using risk management policies and procedures overseen by the Risk Management Committee. For example, the risk management policies provide that TEP should not take a short position in the third quarter and must have owned generation backing up all forward sales positions at the time the sale is made. TEP's risk management policies also restrict entering into forward positions with maturities extending beyond the end of the next calendar year except for approved hedging purposes.

     The majority of TEP's forward contracts are considered to be "normal purchases and sales" of electric energy and are not considered to be derivatives under FAS 133. TEP records revenues on its "normal sales" and expenses on its "normal purchases" in the period in which the energy is delivered. From time to time, however, TEP enters into forward contracts that meet the definition of a derivative under FAS 133. When TEP has derivative forward contracts, it marks them to market using actively quoted prices obtained from brokers for power traded over-the-counter at Palo Verde and at other southwestern U.S. trading hubs. TEP believes that these broker quotations used to calculate the mark-to-market values represent accurate measures of the fair values of TEP's positions, because of the short-term nature of TEP's positions, as limited by risk management policies, and the liquidity in the short-term market.

     To adjust the value of its derivative forward contracts to fair value in Other Comprehensive Income and on its income statement, TEP recorded net unrealized gains of $4 million in Other Comprehensive Income for the three month period ended September 30, 2005, and gains of $8 million in Other Comprehensive Income for the three month period ended September 30, 2004. For the nine month periods ended September 30, 2005 and 2004, TEP recorded net unrealized gains of $1 million and $3 million, respectively, in Other Comprehensive Income. TEP also recorded net unrealized losses of $8 million in Wholesale Sales for the three month period ended September 30, 2005, and net unrealized gains of $1 million in Wholesale Sales for the three month period ended September 30, 2004. For the nine month periods ended September 30, 2005 and 2004, TEP recorded net unrealized losses of $9 million and net unrealized gains of $1 million, respectively, in Wholesale Sales.

     TEP uses sensitivity analysis to measure the impact of an unfavorable change in market prices on the fair value of its derivative forward contracts. As of September 30, 2005, for TEP's forward power contracts (a majority of which are sales contracts), a 10% decrease in market prices would result in a decrease in unrealized losses of $2 million, while a 10% increase in market prices would result in an increase in unrealized losses of $2 million. For TEP's forward contracts that are accounted for as cash flow hedges (a majority of which are sales contracts), a 10% decrease in market prices would result in a $1 million decrease in unrealized losses reported in Other Comprehensive Income, while a 10% increase in market prices would result in a $1 million increase in unrealized losses reported in Other Comprehensive Income.

     TEP is also subject to commodity price risk from changes in the price of natural gas. In addition to energy from its coal-fired facilities, TEP typically uses purchased power, supplemented by generation from its gas-fired units, to meet the summer peak demands of its retail customers and to meet local reliability needs. Some of these purchased power contracts are price indexed to natural gas prices. Short-term and spot power purchase prices are also closely correlated to natural gas prices. Due to its increasing seasonal gas and purchased power usage, TEP hedges a portion of its total natural gas exposure from plant fuel, gas-indexed purchase power and spot market purchases with fixed price contracts for a maximum of three years. TEP purchases its remaining gas fuel needs and purchased power in the spot and short-term markets.

     In the first nine months of 2005, the average market price of natural gas was $6.34 per MMBtu, or 20% higher than the same period in 2004. TEP's generation output fueled by natural gas was approximately 337,000 MWh, or 3% of total generation and purchased power in the first nine months of 2005. During the first nine months of 2005, TEP purchased a total of 1,443,000 MWh of energy, or 15% of total generation and purchased power. As of September 30, 2005, for TEP's gas swap agreements, a 10% decrease in market prices would result in a $4 million decrease in unrealized gains reported in Other Comprehensive Income, while a 10% increase in market prices would result in a $4 million increase in unrealized gains reported in Other Comprehensive Income.

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

     MEG

     MEG trades emissions allowances and related instruments; however, MEG is in the process of winding down its activities and does not expect to engage in any significant new activities after 2005. We manage the market risk of this line of business by setting notional limits by product, as well as limits to the potential change in fair market value under a 33% change in price or volatility. We closely monitor MEG's trading activities, which include swap agreements, options and forward contracts, using risk management policies and procedures overseen by the Risk Management Committee.

     MEG marks its trading positions to market on a daily basis using actively quoted prices obtained from brokers and options pricing models for positions that extend through 2007. As of September 30, 2005 and December 31, 2004, the fair value of MEG's trading assets combined with emissions allowances it holds in escrow was $8 million and $77 million, respectively. The fair value of MEG's trading liabilities was zero at September 30, 2005 and $65 million at December 31, 2004. For the nine months ended September 30, 2005, MEG reflected a $5 million unrealized gain and a $5 million realized loss on its income statement, compared with an unrealized gain of $4 million and a realized loss of $3 million for the nine months ended September 30, 2004. For MEG's remaining trading contracts at September 30, 2005, a 10% decrease in market prices or a 10% increase in market prices would be immaterial.


                                                              Unrealized Gain (Loss) of MEG's Trading Activities
                                                                            - Millions of Dollars -
                                                      Maturity 0 - 6    Maturity 6 - 12   Maturity over        Total
Source of Fair Value at September 30, 2005                months            months            1 yr.       Unrealized Gain
                                                                                                               (Loss)
---------------------------------------------------- ----------------- ------------------ --------------- -----------------
Prices actively quoted                                   $    -           $     -           $     -         $      -
Prices based on models and other valuation methods            -                 -                7                 7
---------------------------------------------------- ----------------- ------------------ --------------- -----------------
Total                                                    $    -           $     -           $    7          $      7
==================================================== ================= ================== =============== =================


     CREDIT RISK

     UniSource Energy is exposed to credit risk in its energy-related marketing and trading activities related to potential nonperformance by counterparties. We manage the risk of counterparty default by performing financial credit reviews, setting limits, monitoring exposures, requiring collateral when needed, and using a standard agreement which allows for the netting of current period exposures to and from a single counterparty.

     We calculate counterparty credit exposure by adding any outstanding receivable (net of amounts payable if a netting agreement exists) to the mark-to-market value of any forward contracts. As of September 30, 2005, TEP's total credit exposure related to its wholesale marketing and gas hedging activities was approximately $35 million. Approximately $1 million of TEP's exposure is to non-investment grade companies. TEP had three counterparties with exposures of greater than 10% of its total credit exposure, totaling approximately $25 million. MEG's total credit exposure related to its trading activities was $7 million and was concentrated primarily with one counterparty. None of MEG's credit exposure is to non-investment grade counterparties.

     UNS Gas is subject to credit risk from non-performance by its supply counterparty, BP Energy (BP), to the extent that this contract has a mark-to-market value in favor of UNS Gas. As of September 30, 2005, UNS Gas has purchased under fixed price contracts approximately 45% of the expected monthly consumption for the 2005/2006 winter season (November through March) and approximately 30% of its expected consumption for the 2006/2007 winter season. At September 30, 2005, the supply contract with BP was in a favorable mark-to-market position for UNS Gas. When netted against amounts owed to BP, this credit exposure was approximately $40 million.


ITEM 4. - CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

     UniSource Energy and TEP have disclosure controls and procedures to ensure that material information recorded, processed, summarized and reported in their filings with the SEC is accurate and reported on a timely basis. Management of UniSource Energy and TEP, with the participation of the principal executive officer and principal financial officer of UniSource Energy and TEP, have evaluated these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2005. Based on such evaluation, the principal executive officer and principal financial officer of UniSource Energy and TEP have concluded that such disclosure controls and procedures were, as of such date, effective at ensuring that material information is recorded, processed, summarized and reported accurately and within the time periods specified by the SEC's rules and forms.

     During the fiscal quarter ended September 30, 2005, there have not been any changes in UniSource Energy or TEP's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.


                           PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

     See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Factors Affecting Operations, for litigation related to ACC orders and retail competition.

     We discuss other legal proceedings in Note 6 of Notes to Condensed Consolidated Financial Statements.

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

     Duke and Reliant appealed the District Court's remand order and requested that the order be stayed pending resolution of their appeal. On December 8, 2004, the Ninth Circuit affirmed the District Court's order and the case was remanded to the state court. Once there, the defendants filed a joint motion to dismiss to the master complaint and TEP and other cross-defendants filed a joint motion to dismiss to the cross-complaints. On October 3, 2005, the state court sustained defendants' joint motion to dismiss and dismissed the master complaint without leave to amend. TEP is currently negotiating with Duke and Reliant for a dismissal, but if no agreement can be reached, TEP will proceed with its motion to dismiss the cross-complaints.

     TEP believes these claims are without merit and intends to vigorously contest them.

     CITY OF TACOMA

     On June 7, 2004, the City of Tacoma, Washington filed a lawsuit (City of Tacoma v. American Electric Power Services Corporation, et al. (U.S. District Ct. W. D. Wash.)) against TEP and various other electricity generators and marketers alleging that the defendants violated antitrust laws by colluding to affect the price of electricity in the Pacific Northwest from May 2000 through 2001. These claims are similar to those alleged in the antitrust cases against TEP and other wholesale electricity market participants described above in Cross-Complaints in Wholesale Electricity Antitrust Cases I and II. On September 14, 2004, the case was transferred to the United States District Court for the Southern District of California. TEP along with other defendants filed a joint motion to dismiss and the motion was granted on February 11, 2005. The City of Tacoma appealed the dismissal to the Ninth Circuit and the appeal is now pending.

     TEP believes these claims are without merit and intends to vigorously contest them.

ITEM 5. - OTHER INFORMATION
--------------------------------------------------------------------------------

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

ADJUSTED EBITDA AND NET CASH FLOWS FROM OPERATING ACTIVITIES

                                                                        UNISOURCE ENERGY
                                                  -------------------------------------------------------------
                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           SEPTEMEBR 30,                SEPTEMBER 30,
------------------------------------------------- ------------------------------ ------------------------------
UNISOURCE ENERGY                                       2005           2004           2005            2004
                                                                    - Millions of Dollars -

  Adjusted EBITDA                                     $  123         $   139        $   314        $   354
  Net Cash Flows from Operating Activities            $   85         $   111        $   176        $   249

                                                                                              TEP
                                                                  -------------------------------------------------------------
                                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                SEPTEMBER 30,
----------------------------------------------------------------- -------------------------------------------------------------
TEP                                                                    2005           2004           2005            2004
                                                                                    - Millions of Dollars -

  Adjusted EBITDA                                                     $  115         $   135        $   290        $   334
  Net Cash Flows from Operating Activities                            $   75         $   100        $   149        $   216


RECONCILIATION OF ADJUSTED EBITDA TO CASH FLOWS FROM OPERATIONS


                                                                                        UNISOURCE ENERGY
                                                                  -------------------------------------------------------------
                                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                  SEPTEMBER 30,
----------------------------------------------------------------- ------------------------------ ------------------------------
                                                                       2005           2004           2005            2004
                                                                                    - Millions of Dollars -
ADJUSTED EBITDA (1)                                                   $  123          $  139         $  314         $  354
Amounts from the Income Statements:
  Less:  Income Taxes                                                     11              17             17             35
  Less:  Total Interest Expense                                           38              41            122            123
Changes in Assets and Liabilities and
   Other Non-Cash Items                                                   11              30              1             53
----------------------------------------------------------------- --------------- -------------- -------------- ---------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                              $   85          $  111         $  176         $  249
================================================================= =============== ============== ============== ===============


                                                                                              TEP
                                                                  -------------------------------------------------------------
                                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                  SEPTEMBER 30,
----------------------------------------------------------------- ------------------------------ ------------------------------
                                                                       2005           2004           2005            2004
                                                                                    - Millions of Dollars -
ADJUSTED EBITDA (1)                                                   $  115          $  135         $  290         $  334
Amounts from the Income Statements:
  Less:  Income Taxes                                                     12              18             19             35
  Less:  Total Interest Expense                                           32              38            107            115
Changes in Assets and Liabilities and
   Other Non-Cash Items                                                    4              21            (15)            32
----------------------------------------------------------------- --------------- -------------- -------------- ---------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                              $   75          $  100         $  149         $  216
================================================================= =============== ============== ============== ===============

(1) ADJUSTED EBITDA WAS CALCULATED AS FOLLOWS:

                                                                                        UNISOURCE ENERGY
                                                                  -------------------------------------------------------------
                                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                                  ------------------------------ ------------------------------
                                                                       2005           2004           2005            2004
                                                                                    - Millions of Dollars -
NET INCOME                                                            $   18          $   24         $   24         $   43
Amounts from the Income Statements:
Plus:  Income Taxes                                                       11              17             17             35
Plus:  Total Interest Expense                                             38              41            122            123
Plus:  Depreciation and Amortization                                      34              36            102            108
Plus:  Amortization of Transition Recovery Asset                          20              19             44             40
Plus:  Depreciation included in Fuel and Other O&M
          Expense (see Note 13 of Notes to Consolidated
          Financial Statements)                                            2               2              5              5
----------------------------------------------------------------- --------------- -------------- -------------- ---------------
ADJUSTED EBITDA                                                       $  123          $  139         $  314         $  354
================================================================= =============== ============== ============== ===============



                                                                                              TEP
                                                                  -------------------------------------------------------------
                                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                                  ------------------------------ ------------------------------
                                                                       2005           2004           2005            2004
                                                                                    - Millions of Dollars -
NET INCOME                                                            $   20          $   26         $   28         $   45
Amounts from the Income Statements:
Plus:  Income Taxes                                                       12              18             19             35
Plus:  Total Interest Expense                                             32              38            107            115
Plus:  Depreciation and Amortization                                      29              32             87             94
Plus:  Amortization of Transition Recovery Asset                          20              19             44             40
Plus:  Depreciation included in Fuel and Other O&M
          Expense (see Note 13 of Notes to Consolidated
          Financial Statements)                                            2               2              5              5
----------------------------------------------------------------- --------------- -------------- -------------- ---------------
ADJUSTED EBITDA                                                       $  115          $  135         $  290         $  334
================================================================= =============== ============== ============== ===============

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

                                                 AS OF              AS OF
                                           SEPTEMBER 30, 2005  DECEMBER 31, 2004
------------------------------------------ ------------------  -----------------
                                                  - Millions of Dollars -
Net Debt                                       $  1,376             $  1,684
Total Debt and Capital Lease Obligations       $  1,533             $  1,855
------------------------------------------ ------------------  -----------------

RECONCILIATION OF TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS TO NET DEBT

                                                      AS OF              AS OF
                                                SEPTEMBER 30, 2005  DECEMBER 31, 2004
----------------------------------------------- ------------------  -----------------
                                                       - Millions of Dollars -
Long-Term Debt                                      $    821           $  1,098
Current Portion - Long-Term Debt                           -                  2
----------------------------------------------- ------------------ ------------------
  TOTAL DEBT                                             821              1,100
----------------------------------------------- ------------------ ------------------

Capital Lease Obligations                                663                701
Current Portion - Capital Lease Obligations               49                 54
----------------------------------------------- ------------------ ------------------
TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS               1,533              1,855
----------------------------------------------- ------------------ ------------------

Investment in Lease Debt                                (157)              (171)
----------------------------------------------- ------------------ ------------------
NET DEBT                                            $  1,376           $  1,684
=============================================== ================== ==================

RATIO OF EARNINGS TO FIXED CHARGES
----------------------------------

     The following table reflects the ratio of earnings to fixed charges for UniSource Energy and TEP:

                                 3 Months Ended             9 Months Ended
                               September 30, 2005         September 30, 2005
-------------------------- --------------------------- -------------------------
UniSource Energy                      1.74                       1.34

TEP                                   1.98                       1.44


SEC REPORTS AVAILABLE ON UNISOURCE ENERGY'S WEBSITE
---------------------------------------------------

     UniSource Energy and TEP make available their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after they electronically file them with, or furnish them to, the SEC. These reports are available free of charge through UniSource Energy's website address: http://www.uns.com. A link from UniSource Energy's website to these SEC reports is accessible as follows:
At the UniSource Energy main page, select Investor Relations from the menu shown at the top of the page; next select SEC filings from the menu shown on the Investor Relations page.

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


ITEM 6. - EXHIBITS
--------------------------------------------------------------------------------

     See Exhibit Index.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.


                                             UNISOURCE ENERGY CORPORATION
                                             ----------------------------
                                                      (Registrant)


Date:  November 4, 2005                      /s/        Kevin P. Larson
                                             -----------------------------------
                                                        Kevin P. Larson
                                             Senior Vice President and Principal
                                                        Financial Officer



                                             TUCSON ELECTRIC POWER COMPANY
                                             -----------------------------
                                                      (Registrant)


Date:  November 4, 2005                      /s/        Kevin P. Larson
                                             -----------------------------------
                                                        Kevin P. Larson
                                             Senior Vice President and Principal
                                                        Financial Officer

                                  EXHIBIT INDEX
                                  -------------

12(a)  --  Computation of Ratio of Earnings to Fixed Charges - UniSource Energy.

12(b)  --  Computation of Ratio of Earnings to Fixed Charges - TEP.

15     --  Letter regarding unaudited interim financial information.

31(a)  --  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act -
           UniSource Energy, by James S. Pignatelli.

31(b)  --  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act -
           UniSource Energy, by Kevin P. Larson.

31(c)  --  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act -
           TEP, by James S. Pignatelli.

31(d)  --  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act -
           TEP, by Kevin P. Larson.

*32    --  Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934.