Form 10-Q
period 2006-03-31
UNISOURCE ENERGY CORP; TUCSON ELECTRIC POWER CO
filed 2006-05-05
CIK 941138, 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                              THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
UniSource Energy Corporation	Large Accelerated Filer X	Accelerated Filer__	Non-accelerated filer__
Tucson Electric Power Company	Large Accelerated Filer__	Accelerated Filer__	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
UniSource Energy Corporation	Yes	No X
Tucson Electric Power Company	Yes	No X

At May 2, 2006, 35,065,941 shares of UniSource Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding.

At May 2, 2006, 32,139,435 shares of Tucson Electric Power Company’s common stock, no par value, were outstanding, all of which were held by UniSource Energy Corporation.

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

DEFINITIONS

The abbreviations and acronyms used in the 2006 first quarter 10-Q are defined below:

1941 Mortgage	TEP’s Indenture, dated as of April 1, 1941, to JPMorgan Chase Bank, successor trustee, as supplemented and amended, which was satisfied and discharged on June 10, 2005.
1941 Mortgage Bonds	Bonds issued under the 1941 Mortgage.
1992 Mortgage	TEP’s Indenture of Mortgage and Deed of Trust, dated as of December 1, 1992, to the Bank of New York, successor trustee, as supplemented.
1992 Mortgage Bonds	Bonds issued under the 1992 Mortgage.
ACC	Arizona Corporation Commission.
ACC Holding Company Order	The order approved by the ACC in November 1997 allowing TEP to form a holding company.
AMT	Alternative Minimum Tax.
Bcf	Billion cubic feet.
Btu	British thermal unit(s).
Capacity	The ability to produce power; the most power a unit can produce or the maximum that can be taken under a contract; measured in MWs.
Citizens	Citizens Communications Company.
Citizens Settlement Agreement	An agreement with the ACC Staff dated April 1, 2003, addressing rate case and financing issues in the acquisition by UniSource Energy of the Citizens’ Arizona gas and electric assets.
Common Stock	UniSource Energy’s common stock, without par value.
Company or UniSource Energy	UniSource Energy Corporation.
Emission Allowance(s)	An allowance issued by the Environmental Protection Agency which permits emission of one ton of sulfur dioxide or one ton of nitrogen oxide. These allowances can be bought and sold.
Energy	The amount of power produced over a given period of time; measured in MWh.
EPA	The Environmental Protection Agency.
ESP	Energy Service Provider.
FAS 71	Statement of Financial Accounting Standards No. 71: Accounting for the Effects of Certain Types of Regulation.
FAS 133	Statement of Financial Accounting Standards No. 133: Accounting for Derivative Instruments and Hedging Activities, as amended.
FAS 143	Statement of Financial Accounting Standards No. 143: Accounting for Asset Retirement Obligations.
FERC	Federal Energy Regulatory Commission.
Four Corners	Four Corners Generating Station.
Global Solar	Global Solar Energy, Inc., a company that develops and manufactures thin-film photovoltaic cells. Millennium sold its interest in Global Solar in March 2006.
Haddington	Haddington Energy Partners II, LP, a limited partnership that funds energy-related investments.
Heating Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting the average of the high and low daily temperatures from 65.
IPS	Infinite Power Solutions, Inc., a company that develops thin-film batteries. Millennium owns 31.4% of IPS.
IRS	Internal Revenue Service.
ITC	Investment Tax Credit.
kWh	Kilowatt-hour(s).
kV	Kilovolt(s).
LIBOR	London Interbank Offered Rate.
Luna	Luna Energy Facility.
MEG	Millennium Environment Group, Inc., a wholly-owned subsidiary of Millennium, which manages and trades emission allowances and related financial instruments.
MicroSat	MicroSat Systems, Inc. is a company formed to develop and commercialize small-scale satellites. Millennium sold its investment in MicroSat in January 2006.
Millennium	Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UniSource Energy.
MMBtus	Million British Thermal Units.
MW	Megawatt(s).
MWh	Megawatt-hour(s).
Navajo	Navajo Generating Station.
NOL	Net Operating Loss carryback or carryforward for income tax purposes.
PGA	Purchased Gas Adjuster, a retail rate mechanism designed to recover the cost of gas purchased for retail gas customers.
PNM	Public Service Company of New Mexico.
PPFAC	Purchased Power and Fuel Adjustment Clause.
PWCC	Pinnacle West Capital Corporation.
Rules	Retail Electric Competition Rules.
Sabinas	Carboelectrica Sabinas, S. de R.L. de C.V., a Mexican limited liability company. Millennium owns 50% of Sabinas.
San Carlos	San Carlos Resources Inc., a wholly-owned subsidiary of TEP.
San Juan	San Juan Generating Station.
Settlement Agreement	TEP’s Settlement Agreement approved by the ACC in November 1999 that provided for electric retail competition and transition asset recovery.
Springerville	Springerville Generating Station.
Springerville Coal Handling Facilities Leases	Leveraged lease arrangements relating to the coal handling facilities serving Springerville.
Springerville Common Facilities	Facilities at Springerville used in common with Springerville Unit 1 and Springerville Unit 2.
Springerville Common Facilities Leases	Leveraged lease arrangements relating to an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 1	Unit 1 of the Springerville Generating Station.
Springerville Unit 1 Lease	Leveraged lease arrangement relating to Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 2	Unit 2 of the Springerville Generating Station.
Springerville Unit 3	Unit 3 of the Springerville Generating Station.
SRP	Salt River Project Agricultural Improvement and Power District.
Sundt	H. Wilson Sundt Generating Station (formerly known as the Irvington Generating Station).
SWG	Southwest Gas Corporation.
TEP	Tucson Electric Power Company, the principal subsidiary of UniSource Energy.
TEP Credit Agreement	Credit Agreement between TEP and a syndicate of banks, dated as of May 4, 2005.
TEP Revolving Credit Facility	$60 million revolving credit facility entered into under the TEP Credit Agreement, dated as of May 4, 2005, between a syndicate of banks and TEP.
Therm	A unit of heating value equivalent to 100,000 British thermal units (Btu).
Tri-State	Tri-State Generation and Transmission Association.
UED	UniSource Energy Development Company, a wholly-owned subsidiary of UniSource Energy, which engages in developing generation resources and other project development services and related activities.
UES
UniSource Energy Services, Inc., an intermediate holding company established to own the operating companies (UNS Gas and UNS Electric) which acquired the Citizens Arizona gas and electric utility assets in 2003.

UES Settlement Agreement	An agreement with the ACC Staff dated April 1, 2003, addressing rate case and

v

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

We have reviewed the accompanying condensed consolidated balance sheet of UniSource Energy Corporation and its subsidiaries (the Company) as of March 31, 2006, and the related condensed consolidated statements of income (loss) and cash flows for the three-month periods ended March 31, 2006 and 2005 and the condensed consolidated statement of changes in stockholders’ equity and comprehensive income for the three-month period ended March 31, 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, of cash flows, of capitalization, of changes in stockholders’ equity and comprehensive income for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated March 3, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Chicago, Illinois
May 3, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Tucson Electric Power Company:

We have reviewed the accompanying condensed consolidated balance sheet of Tucson Electric Power Company and its subsidiaries (the Company) as of March 31, 2006, and the related condensed consolidated statements of income (loss) and cash flows for each of the three-month periods ended March 31, 2006 and 2005 and the condensed consolidated statement of changes in stockholders’ equity and comprehensive income for the three-month period ended March 31, 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, of cash flows, of capitalization, of changes in stockholders’ equity and comprehensive income for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated March 3, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Chicago, Illinois
May 3, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	-Thousands of Dollars-
Operating Revenues
Electric Retail Sales	$182,669	$171,590
Electric Wholesale Sales	56,663	39,180
Gas Revenue	62,815	46,549
Other Revenues	2,806	3,353
Total Operating Revenues	304,953	260,672

Operating Expenses
Fuel	50,216	47,291
Purchased Energy	81,682	64,407
Other Operations and Maintenance	53,815	59,783
Depreciation and Amortization	30,757	34,068
Amortization of Transition Recovery Asset	11,842	9,487
Taxes Other Than Income Taxes	12,553	13,387
Total Operating Expenses	240,865	228,423
Operating Income	64,088	32,249

Other Income (Deductions)
Interest Income	4,927	4,961
Other Income	1,635	2,261
Other Expense	(728)	(2,351)
Total Other Income (Deductions)	5,834	4,871

Interest Expense
Long-Term Debt	18,684	20,352
Interest on Capital Leases	18,547	19,746
Other Interest Expense	1,306	840
Interest Capitalized	(1,912)	(829)
Total Interest Expense	36,625	40,109

Income (Loss) From Continuing Operations Before Income Taxes	33,297	(2,989)
Income Tax Expense (Benefit)	13,806	(612)

Income (Loss) From Continuing Operations	19,491	(2,377)

Discontinued Operations - Net of Tax	(2,669)	(1,406)

Net Income (Loss)	$16,822	$(3,783)

Weighted-average Shares of Common Stock Outstanding (000)	35,116	34,583

Basic Earnings (Loss) per Share
Continuing Operations	$0.56	$(0.07)
Discontinued Operations	$(0.08)	$(0.04)
Net Income (Loss)	$0.48	$(0.11)

Diluted Earnings (Loss) per Share
Continuing Operations	$0.52	$(0.07)
Discontinued Operations	$(0.07)	$(0.04)
Net Income (Loss)	$0.45	$(0.11)

Dividends Declared per Share	$0.21	$0.19

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	-Thousands of Dollars-
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$211,011	$206,194
Cash Receipts from Electric Wholesale Sales	78,805	52,111
Cash Receipts from Gas Sales	66,344	55,568
MEG Cash Receipts from Trading Activity	203	38,566
Interest Received	10,509	10,488
Performance Deposits	3,323	6,349
Sale of Excess Emission Allowances	1,645	1,569
Income Tax Refunds Received	-	928
Other Cash Receipts	1,358	1,994
Fuel Costs Paid	(51,657)	(48,503)
Purchased Energy Costs Paid	(109,932)	(82,143)
Wages Paid, Net of Amounts Capitalized	(27,978)	(27,989)
Payment of Other Operations and Maintenance Costs	(32,559)	(39,624)
MEG Cash Payments for Trading Activity	(812)	(39,044)
Capital Lease Interest Paid	(36,617)	(38,387)
Taxes Paid, Net of Amounts Capitalized	(23,564)	(22,663)
Interest Paid, Net of Amounts Capitalized	(24,425)	(29,142)
Income Taxes Paid	(9,516)	(3,500)
Net Cash Used by Operating Activities of Discontinued Operations	(2,710)	(1,894)
Other Cash Payments	(1,159)	(939)
Net Cash Flows – Operating Activities	52,269	39,939

Cash Flows from Investing Activities
Capital Expenditures	(62,825)	(44,744)
Proceeds from Investment in Springerville Lease Debt	10,028	8,251
Other Cash Receipts	2,202	5,616
Investment in and Loans to Equity Investees	(765)	(216)
Net Cash Used by Investing Activities of Discontinued Operations	(46)	(15)
Net Cash Flows - Investing Activities	(51,406)	(31,108)

Cash Flows from Financing Activities
Proceeds from Issuance of Long-Term Debt	-	150,000
Repayments of Long-Term Debt	(1,250)	(53,150)
Payments on Capital Lease Obligations	(50,272)	(48,377)
Proceeds from Borrowings under Revolving Credit Facilities	72,000	-
Payments on Borrowings under Revolving Credit Facilities	(40,000)	-
Proceeds from Stock Options Exercised	2,060	4,116
Other Cash Receipts	3,753	2,036
Payment of Debt Issue/Retirement Costs	-	(5,126)
Common Stock Dividends Paid	(7,338)	(6,537)
Other Cash Payments	(1,245)	(1,567)
Net Cash Flows - Financing Activities	(22,292)	41,395

Net (Decrease) Increase in Cash and Cash Equivalents	(21,429)	50,226
Cash and Cash Equivalents, Beginning of Year	144,679	154,028
Cash and Cash Equivalents, End of Period	$123,250	$204,254

See Note 13 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
	- Thousands of Dollars -
ASSETS
Utility Plant
Plant in Service	$3,196,749	$3,167,900
Utility Plant under Capital Leases	725,043	723,900
Construction Work in Progress	181,343	160,186
Total Utility Plant	4,103,135	4,051,986
Less Accumulated Depreciation and Amortization	(1,429,623)	(1,408,158)
Less Accumulated Amortization of Capital Lease Assets	(479,400)	(472,367)
Total Utility Plant - Net	2,194,112	2,171,461

Investments and Other Property
Investments in Lease Debt and Equity	146,037	156,301
Noncurrent Assets of Subsidiary Held for Sale	-	13,065
Other	54,393	55,694
Total Investments and Other Property	200,430	225,060

Current Assets
Cash and Cash Equivalents	123,250	144,679
Trade Accounts Receivable	98,644	99,338
Unbilled Accounts Receivable	45,928	53,920
Receivable for Sale of Subsidiary	16,000	-
Allowance for Doubtful Accounts	(15,065)	(15,037)
Materials and Fuel Inventory	66,489	65,716
Trading Assets	14,536	36,418
Current Regulatory Assets	11,181	15,563
Deferred Income Taxes - Current	7,036	9,104
Interest Receivable - Current	4,459	9,830
Current Assets of Subsidiary Held for Sale	-	5,100
Other	21,164	19,883
Total Current Assets	393,622	444,514

Regulatory and Other Assets
Transition Recovery Asset	155,769	167,611
Income Taxes Recoverable Through Future Revenues	38,839	39,936
Other Regulatory Assets	20,588	20,944
Other Assets	50,567	57,254
Total Regulatory and Other Assets	265,763	285,745

Total Assets	$3,053,927	$3,126,780

See Notes to Condensed Consolidated Financial Statements.

(Continued)

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
CAPITALIZATION AND OTHER LIABILITIES	- Thousands of Dollars -
Capitalization
Common Stock	$691,858	$689,185
Accumulated Deficit	(56,376)	(65,861)
Accumulated Other Comprehensive Loss	(9,715)	(6,583)
Common Stock Equity	625,767	616,741
Capital Lease Obligations	615,177	665,737
Long-Term Debt	1,211,170	1,212,420
Total Capitalization	2,452,114	2,494,898

Current Liabilities
Current Obligations under Capital Leases	55,409	48,804
Borrowing Under Revolving Credit Facilities	37,000	5,000
Current Maturities of Long-Term Debt	5,000	5,000
Accounts Payable	71,384	98,085
Interest Accrued	26,189	57,386
Trading Liabilities	7,408	27,300
Taxes Accrued	51,513	64,804
Accrued Employee Expenses	14,038	16,052
Customer Deposits	15,773	15,463
Current Liabilities of Subsidiary Held for Sale	-	2,206
Other	4,740	3,933
Total Current Liabilities	288,454	344,033

Deferred Credits and Other Liabilities
Deferred Income Taxes - Noncurrent	117,508	106,820
Regulatory Liability - Net Cost of Removal for Interim Retirements	80,490	78,535
Noncurrent Liabilities of Subsidiary Held for Sale	-	(11,539)
Other	115,361	114,033
Total Deferred Credits and Other Liabilities	313,359	287,849

Commitments and Contingencies (Note 6)

Total Capitalization and Other Liabilities	$3,053,927	$3,126,780

See Notes to Condensed Consolidated Financial Statements.

(Concluded)

UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

				Accumulated
	Common			Other	Total
	Shares	Common	Accumulated	Comprehensive	Stockholders'
	Issued*	Stock	Deficit	Loss	Equity
			(Unaudited)
	- Thousands of Dollars -

Balances at December 31, 2005	34,874	$689,185	$(65,861)	$(6,583)	$616,741

Comprehensive Income (Loss):
2006 Year-to-Date Net Income	-	-	16,822	-	16,822

Unrealized Loss on Cash Flow Hedges
(net of $1,896 income taxes)	-	-	-	(2,892)	(2,892)

Reclassification of Unrealized Gain on
Cash Flow Hedges to Net Income
(net of $149 income taxes)	-	-	-	(240)	(240)

Total Comprehensive Income					13,690

Dividends Declared	-	-	(7,337)	-	(7,337)
Shares Issued under Stock Compensation Plans	11	-	-	-	-
Shares Issued for Stock Options	134	2,060	-	-	2,060
Tax Benefit Realized from Stock Options Exercised	-	556			556
Other	-	57	-	-	57

Balances at March 31, 2006	35,019	$691,858	$(56,376)	$(9,715)	$625,767

* UniSource Energy has 75 million authorized shares of common stock.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	-Thousands of Dollars-
Operating Revenues
Electric Retail Sales	$148,934	$140,206
Electric Wholesale Sales	56,603	39,128
Other Revenues	2,805	2,572
Total Operating Revenues	208,342	181,906

Operating Expenses
Fuel	50,216	47,291
Purchased Power	13,155	12,861
Other Operations and Maintenance	42,170	47,977
Depreciation and Amortization	26,501	30,020
Amortization of Transition Recovery Asset	11,842	9,487
Taxes Other Than Income Taxes	10,487	11,149
Total Operating Expenses	154,371	158,785
Operating Income	53,971	23,121

Other Income (Deductions)
Interest Income	4,289	4,816
Interest Income - Note Receivable from UniSource Energy	-	1,684
Other Income	1,065	1,765
Other Expense	(674)	(1,432)
Total Other Income (Deductions)	4,680	6,833

Interest Expense
Long-Term Debt	12,649	16,979
Interest on Capital Leases	18,539	19,737
Other Interest Expense	969	749
Interest Capitalized	(1,621)	(659)
Total Interest Expense	30,536	36,806

Income (Loss) Before Income Taxes	28,115	(6,852)
Income Tax Expense (Benefit)	11,528	(2,162)

Net Income (Loss)	$16,587	$(4,690)

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	-Thousands of Dollars-
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$172,645	$168,807
Cash Receipts from Electric Wholesale Sales	78,805	52,047
Interest Received	9,298	10,327
Interest Received -- UniSource	-	11,013
Sale of Excess Emission Allowances	1,645	1,569
Other Cash Receipts	916	1,090
Income Taxes Refunds Received	-	713
Fuel Costs Paid	(51,657)	(48,503)
Purchased Power Costs Paid	(41,142)	(24,763)
Wages Paid, Net of Amounts Capitalized	(22,733)	(22,949)
Payment of Other Operations and Maintenance Costs	(27,632)	(34,665)
Capital Lease Interest Paid	(36,609)	(38,378)
Taxes Paid, Net of Amounts Capitalized	(14,765)	(14,325)
Interest Paid, Net of Amounts Capitalized	(14,169)	(24,059)
Income Taxes Paid	(10,675)	-
Other Cash Payments	(767)	(766)
Net Cash Flows – Operating Activities	43,160	37,158

Cash Flows from Investing Activities
Capital Expenditures	(46,585)	(33,400)
Proceeds from Investment in Springerville Lease Debt and Equity	10,028	8,251
Other Cash Receipts	-	5,000
Net Cash Flows - Investing Activities	(36,557)	(20,149)

Cash Flows from Financing Activities
Proceeds from Repayment of UniSource Energy Note	-	95,393
Repayments of Long-Term Debt	-	(53,150)
Payments on Capital Lease Obligations	(50,251)	(48,357)
Proceeds from Borrowings under Revolving Credit Facility	60,000	-
Payments on Borrowings under Revolving Credit Facility	(35,000)	-
Other Cash Receipts	4,774	1,533
Payment of Debt Issue/Retirement Costs	-	(355)
Other Cash Payments	(240)	(5,688)
Net Cash Flows - Financing Activities	(20,717)	(10,624)

Net (Decrease) Increase in Cash and Cash Equivalents	(14,114)	6,385
Cash and Cash Equivalents, Beginning of Year	53,433	113,207
Cash and Cash Equivalents, End of Period	$39,319	$119,592

See Note 13 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS	- Thousands of Dollars -
Utility Plant
Plant in Service	$2,876,261	$2,861,511
Utility Plant under Capital Leases	724,337	723,195
Construction Work in Progress	153,437	132,427
Total Utility Plant	3,754,035	3,717,133
Less Accumulated Depreciation and Amortization	(1,396,060)	(1,378,362)
Less Accumulated Amortization of Capital Lease Assets	(479,159)	(472,149)
Total Utility Plant - Net	1,878,816	1,866,622

Investments and Other Property
Investments in Lease Debt and Equity	146,037	156,301
Other	24,636	24,238
Total Investments and Other Property	170,673	180,539

Current Assets
Cash and Cash Equivalents	39,319	53,433
Trade Accounts Receivable	74,040	78,487
Unbilled Accounts Receivable	24,369	29,658
Allowance for Doubtful Accounts	(14,187)	(14,528)
Intercompany Accounts Receivable	5,151	5,807
Income Tax Receivable	6,886	-
Materials and Fuel Inventory	58,870	57,815
Current Regulatory Assets	9,869	9,663
Deferred Income Taxes - Current	6,564	10,684
Interest Receivable - Current	4,320	9,747
Trading Assets	6,671	12,338
Other	12,533	12,407
Total Current Assets	234,405	265,511

Regulatory and Other Assets
Transition Recovery Asset	155,769	167,611
Income Taxes Recoverable Through Future Revenues	38,839	39,936
Other Regulatory Assets	20,213	20,634
Other Assets	34,561	34,582
Total Regulatory and Other Assets	249,382	262,763

Total Assets	$2,533,276	$2,575,435

See Notes to Condensed Consolidated Financial Statements.

(Continued)

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
CAPITALIZATION AND OTHER LIABILITIES	- Thousands of Dollars -
Capitalization
Common Stock	$795,971	$795,971
Capital Stock Expense	(6,357)	(6,357)
Accumulated Deficit	(207,798)	(224,385)
Accumulated Other Comprehensive Loss	(9,715)	(6,583)
Common Stock Equity	572,101	558,646
Capital Lease Obligations	614,760	665,299
Long-Term Debt	821,170	821,170
Total Capitalization	2,008,031	2,045,115

Current Liabilities
Current Obligations under Capital Leases	55,322	48,718
Borrowing Under Revolving Credit Facility	25,000	-
Accounts Payable	45,062	62,974
Intercompany Accounts Payable	9,700	9,362
Income Taxes Payable	-	17,111
Interest Accrued	23,452	50,230
Taxes Accrued	36,466	27,260
Accrued Employee Expenses	12,023	14,585
Trading Liabilities	2,165	2,923
Other	11,411	10,687
Total Current Liabilities	220,601	243,850

Deferred Credits and Other Liabilities
Deferred Income Taxes - Noncurrent	137,483	119,895
Regulatory Liability - Net Cost of Removal for Interim Retirements	76,345	74,825
Other	90,816	91,750
Total Deferred Credits and Other Liabilities	304,644	286,470

Commitments and Contingencies (Note 6)

Total Capitalization and Other Liabilities	$2,533,276	$2,575,435

See Notes to Condensed Consolidated Financial Statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

				Accumulated
		Capital		Other	Total
	Common	Stock	Accumulated	Comprehensive	Stockholder's
	Stock	Expense	Deficit	Loss	Equity
	(Unaudited)
	- Thousands of Dollars -

Balances at December 31, 2005	$795,971	$(6,357)	$(224,385)	$(6,583)	$558,646

Comprehensive Income:
2006 Year-to-Date Net Income	-	-	16,587	-	16,587

Unrealized Loss on Cash Flow Hedges
(net of $1,896 income taxes)	-	-	-	(2,892)	(2,892)

Reclassification of Unrealized Gain on
Cash Flow Hedges to Net Income
(net of $149 income taxes)	-	-	-	(240)	(240)

Total Comprehensive Income					13,455

Balances at March 31, 2006	$795,971	$(6,357)	$(207,798)	$(9,715)	$572,101

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS AND BASIS OF ACCOUNTING PRESENTATION

UniSource Energy Corporation (UniSource Energy) is an exempt holding company under the Public Utility Holding Company Act of 1935. UniSource Energy has no significant operations of its own, but owns the common stock of Tucson Electric Power Company (TEP), UniSource Energy Services, Inc. (UES), Millennium Energy Holdings, Inc. (Millennium) and UniSource Energy Development Company (UED).

TEP, a regulated public utility incorporated in Arizona since 1963, is UniSource Energy’s largest operating subsidiary and represented approximately 83% of UniSource Energy’s assets as of March 31, 2006. TEP generates, transmits and distributes electricity. TEP serves 387,000 retail electric customers in a 1,155 square mile area in Southern Arizona. TEP also sells electricity to other utilities and power marketing entities primarily located in the western U.S.

UES holds the common stock of UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric). UES has no significant operations of its own. UNS Gas is a gas distribution company serving approximately 142,000 retail customers in Mohave, Yavapai, Coconino, and Navajo Counties in northern Arizona, as well as Santa Cruz County in southeast Arizona. UNS Electric is an electric transmission and distribution company serving approximately 91,000 retail customers in Mohave and Santa Cruz Counties.

Millennium invests in unregulated businesses. On March 31, 2006, UniSource Energy completed the sale of all of the capital stock of Global Solar Energy, Inc. (Global Solar), Millennium’s largest holding. See Note 3. UED engages in developing generating resources and other project development activities, including facilitating the expansion of the Springerville Generating Station, but has no significant operations.

We conduct our business in three primary business segments - TEP’s Electric Utility segment, UNS Gas, and UNS Electric.

References to “we” and “our” are to UniSource Energy and its subsidiaries, collectively.

The accompanying quarterly financial statements of UniSource Energy and TEP are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. These financial statements are presented in accordance with the Securities and Exchange Commission’s (SEC) interim reporting requirements which do not include all the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for audited annual financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include disclosures required by GAAP for audited annual financial statements. This quarterly report should be reviewed in conjunction with UniSource Energy and TEP’s 2005 Annual Report on Form 10-K.

Weather, among other factors, causes seasonal fluctuations in TEP, UNS Gas and UNS Electric’s sales; therefore, quarterly results are not indicative of annual operating results. UniSource Energy and TEP have made minor reclassifications to the prior year financial statements for comparative purposes. The sale of Global Solar is reflected as discontinued operations in UniSource Energy’s financial statements and prior periods have been restated to conform to the current presentation. See Note 3. These reclassifications had no effect on Net Income.

NOTE 2.  REGULATORY MATTERS

REGULATORY ACCOUNTING

TEP, UNS Gas and UNS Electric generally use the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP, UNS Gas and UNS Electric’s retail rates, the Arizona Corporation Commission (ACC) may not allow TEP, UNS Gas or UNS Electric to currently charge their customers to recover certain expenses, but instead may require that these expenses be charged to customers in the future. In this situation, FAS 71 requires that TEP, UNS Gas and UNS Electric defer these items and show them as regulatory assets on the balance sheet until TEP, UNS Gas and UNS Electric are allowed to charge their customers. TEP, UNS Gas and UNS Electric

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

then amortize these items as expense to the income statement as these charges are recovered from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement as rates to customers are reduced.

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

    TEP’s transmission and distribution regulatory assets, net of regulatory liabilities, totaled $148 million at March 31, 2006 and $163 million at December 31, 2005. Regulatory assets of $30 million are not presently included in rate base and consequently are not earning a return on investment. These regulatory assets are being recovered through the cost of service or are authorized to be collected in future base rates.

       TEP regularly assesses whether it can continue to apply FAS 71 to its cost-based rate regulated operations. If TEP stopped applying FAS 71 to these operations, it would write off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory asset balances, net of regulatory liabilities, at March 31, 2006, if TEP had stopped applying FAS 71 to its remaining cost-based rate regulated operations, it would have recorded an extraordinary after-tax loss of $90 million. While regulatory orders and market conditions may affect cash flows, TEP’s cash flows would not be affected if it stopped applying FAS 71.

 UNS Gas and UNS Electric

       UNS Gas and UNS Electric’s regulatory liabilities exceeded their regulatory assets by $9 million at March 31, 2006. At December 31, 2005, UNS Gas and UNS Electric regulatory liabilities exceeded their regulatory assets by $4 million. As of March 31, 2006, UNS Electric has $7 million of regulatory liabilities that are not included in rate base. If UNS Gas and UNS Electric stopped applying FAS 71 to their regulated operations, they would write off the related balances of their regulatory assets as an expense and would write off their regulatory liabilities as income on their income statements. Based on the regulatory asset and liability balances, if UNS Gas and UNS Electric had stopped applying FAS 71 to their regulated operations, they would have recorded an extraordinary after-tax gain of $6 million at March 31, 2006. UNS Gas and UNS Electric’s cash flows would not be affected if they stopped applying FAS 71.

RECENT REGULATORY ACTION

      TEP

      Settlement Agreement

       Given recent court action, the ACC may revise its Rules and rate methodologies prior to January 2009. In an effort to resolve the uncertainty surrounding the methodology that will be applied to determine TEP's rates for generation service after December 31, 2008, TEP filed a motion with the ACC in May 2005 requesting that the ACC issue an order declaring its position regarding the rate treatment that will be afforded to TEP's generation assets after 2008.

       TEP believes that any actions by the ACC should not deny TEP the economic benefits of the Settlement Agreement, and accordingly analyzed how the Settlement Agreement can be modified so as to: (i) preserve the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

intent of the parties; (ii) avoid a significant increase in rates in 2009; (iii) mitigate a negative financial impact on TEP; and (iv) provide all interested parties with certainty in the near future about TEP’s post-2008 rate structure.

   Procedural orders issued by the ACC administrative law judge (ALJ) did not rule on TEP’s May 2005 motion, but suggested that TEP file a motion to reopen the record approving the Settlement Agreement.

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

On January 30, 2006, the ALJ issued a recommended opinion and order denying TEP’s motion to amend the Settlement Agreement and ordered TEP to file a rate case no later than September 30, 2007, using a test year no earlier than December 31, 2006.

ACC Order to Review the Settlement Agreement

On April 12, 2006, during a special open meeting, the ACC considered TEP’s motion to amend the Settlement Agreement and the ALJ’s recommended opinion and order, and issued an order which finds:

•	the meaning of the Settlement Agreement and its effect on how TEP’s rates for generation services will be determined after December 31, 2008 is in dispute;
•	it is in the public interest to resolve, as soon as possible, the dispute;
•
a hearing should be held to consider the Settlement Agreement. The hearing should address the following issues, but not limited to: the viability of the Settlement Agreement in light of the ACC’s Track A and Track B proceedings and the court decision which invalidated portions of the ACC’s rules on retail competition and related market pricing; a discussion and presentation of the evidence regarding whether TEP will be able to charge market-based or cost-of-service rates after 2008; TEP’s proposed amendments to the Settlement Agreement; demand side management; renewable energy standards; and time of use tariffs;

•	the proceeding should fully explore various means for resolving whether the Settlement Agreement should remain in full force and effect; be unwound; be amended; or be novated; and
•	orders a procedural schedule to be established that should allow for an expeditious but complete review of these matters.

A procedural conference has been scheduled for May 18, 2006 to determine a process for reviewing the Settlement Agreement as ordered by the ACC. TEP does not know when a procedural order will be issued and cannot predict whether the ACC will adopt TEP’s proposed amendments to the Settlement Agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNS Gas

      In August 2005, UNS Gas filed a request with the ACC to approve an increase in the PGA surcharge from $0.03 per therm to $0.27 per therm to be effective October 1, 2005. An increase was necessary to allow for the recovery of the existing PGA bank balance and recover projected costs of gas during the winter season.

 In October 2005, the ACC approved the following PGA surcharges:

Surcharge Amount Per Therm	Period In Effect
$0.15	November 2005 - February 2006
$0.25	March 2006 - April 2006
$0.30	May 2006 - June 2006
$0.35	July 2006 - September 2006
$0.25	October 2006 - November 2006
$0.20	December 2006 - February 2007
$0.25	March 2007 - April 2007

 Currently, this PGA surcharge is expected to allow UNS Gas to fully recover the PGA bank balance in a timely manner. However, if gas prices increase, the PGA bank balance may continue to grow despite this surcharge. Changes in the market price for gas, sales volumes and surcharge changes could significantly change the PGA bank balance in the future. At March 31, 2006, the PGA bank balance was $1 million.

NOTE 3.  DISCONTINUED OPERATIONS - SALE OF GLOBAL SOLAR

 On March 31, 2006, UniSource Energy sold all of the capital stock of Global Solar to a German producer of photovoltaic modules and a European financial investor. UniSource Energy received $16 million in cash as part of the transaction; a portion of the proceeds were used to satisfy $10 million of secured promissory notes held by a UniSource Energy subsidiary. In addition to the cash purchase price, UniSource Energy received a ten-year option to purchase between 5 and 10 percent of the common stock of Global Solar. The option is only exercisable after the seventh anniversary of the closing or upon the occurrence of certain events including a sale of all or substantially all of the assets of Global Solar, a merger, a change of control transaction, an initial public offering of Global Solar common stock or the payment by Global Solar of dividends in excess of specified amounts. No value was assigned to this repurchase option.

 For the three months ended March 31, 2006, the results of Global Solar are reported as discontinued operations. Prior periods have been restated to conform to the current period presentation. The following summarizes the amounts included in Discontinued Operations - Net of Tax for all periods presented:

	Three Months Ended
	March 31,
	2006	2005
	-Millions of Dollars-
Revenues from Discontinued Operations	$1	$-

Loss from Discontinued Operations	$(4)	$(2)
Loss on Sale of Discontinued Operations	(1)	-
Loss from Discontinued Operations Before Income Taxes	(5)	(2)
Income Tax Benefit	(2)	(1)
Discontinued Operations - Net of Tax	$(3)	$(1)

 The Loss from Discontinued Operations for the three months ended March 31, 2006 includes a $1 million write-down of the net assets to fair value less cost to sell and $3 million of operating losses recognized during the period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4.  BUSINESS SEGMENTS

Based on the way we organize our operations and evaluate performance, we have three reportable segments:

(1)  TEP, a vertically integrated electric utility business, is UniSource Energy’s largest subsidiary.
(2)  UNS Gas is a regulated gas distribution utility business.
(3)  UNS Electric is a regulated electric distribution utility business.

UniSource Energy, UES and Millennium are holding companies. UED and several other subsidiaries and equity investments, which are not considered reportable segments, are included in All Other. All Other also includes the results of operations of Global Solar. As discussed in Note 3, at March 31, 2006, all of the common stock of Global Solar was sold and for the three months ended March 31, 2006, the results of operations of Global Solar are reported as discontinued operations. Prior period segment information has been restated to conform to the current period presentation.

Significant reconciling adjustments consist of the elimination of inter-company activity and balances. Millennium subsidiaries recorded revenue from transactions with TEP of $3 million during each of the three months ended March 31, 2006 and March 31, 2005. TEP’s related expense is reported in Other Operations and Maintenance expense on its income statement. Millennium’s revenue and TEP’s related expense are eliminated in UniSource Energy consolidation. Other significant reconciling adjustments include the elimination of investments in subsidiaries held by UniSource Energy, the inter-company note between UniSource Energy and TEP repaid in March 2005, the related interest income and expense on the note and reclassifications of deferred tax assets and liabilities.

We disclose selected financial data for our reportable segments in the following table:

	Reportable Segments
	TEP	UNS Gas	UNS Electric	All Other	Reconciling Adjustments	UniSource Energy Consolidated
Income Statement	-Millions of Dollars-
Three months ended March 31, 2006:
Operating Revenues - External	$208	$63	$34	$-	$-	$305
Operating Revenues - Intersegment	1	-	-	3	(4)	-
Income (Loss) from Continuing Operations Before Income Taxes	28	8	1	(4)	-	33
Discontinued Operations - Net of Tax	-	-	-	(3)	-	(3)
Net Income (Loss)	17	5	1	(6)	-	17

Three months ended March 31, 2005:
Operating Revenues - External	$181	$47	$32	$1	$-	$261
Operating Revenues - Intersegment	1	-	-	3	(4)	-
Income (Loss) from Continuing Operations Before Income Taxes	(7)	7	1	(4)	-	(3)
Discontinued Operations - Net of Tax	-	-	-	(1)	-	(1)
Net Income (Loss)	(5)	4	1	(4)	-	(4)

Balance Sheet
Total Assets, March 31, 2006	$2,533	$236	$167	$1,008	$(890)	$3,054
Total Assets, December 31, 2005	2,575	233	161	1,032	(874)	3,127

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND TRADING ACTIVITIES

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

All of TEP’s forward power sale contracts and forward power purchase contracts meet the definition of a derivative. A portion of TEP’s forward power contracts are considered to be normal purchases and sales and, therefore, are not required to be marked to market. However, some of TEP’s forward power contracts and all of the gas swap agreements are considered to be derivatives, which are required to be marked to market each reporting period. Certain of these forward power contracts, as well as the gas swaps, are accounted for as cash flow hedges. Unrealized gains and losses resulting from the change in the fair value of derivatives that meet the criteria for cash flow hedge accounting are recorded in Other Comprehensive Income, a component of Common Stock Equity, rather than in current earnings. The unrealized gains and losses are reclassified into earnings when the related transactions settle or terminate. At March 31, 2006, the settlement dates of contracts accounted for as cash flow hedges extended through the fourth quarter of 2008. The unrealized gains and losses that TEP reclassified into earnings from Other Comprehensive Income were less than $0.4 million during the three months ended March 31, 2006 and less than $0.2 million during the three months ended March 31, 2005.

The change in fair value of forward power contracts considered trading contracts, which are not accounted for as cash flow hedges, is recorded in Net Income. There were no gains or losses recognized in Net Income related to hedge ineffectiveness because all cash flow hedges are considered to be effective.

TEP manages the risk of counterparty default by performing financial credit reviews, setting limits, monitoring exposures, requiring collateral when needed, and using a standardized agreement which allows for the netting of current period exposures to and from a single counterparty.

UNS Gas and UNS Electric do not currently have any contracts that are required to be marked to market. UNS Gas does have a natural gas supply and management agreement under which it purchases substantially all of its gas requirements at market prices from BP Energy Company (BP). However, the contract terms allow UNS Gas to lock in fixed prices on a portion of its gas purchases by entering into fixed price forward contracts with BP at various times during the year. This enables UNS Gas to provide more stable prices to its customers. These purchases are made up to three years in advance with the goal of locking in fixed prices on at least 45% of the expected monthly gas consumption prior to entering into the month. These forward contracts, as well as the main gas supply contract, meet the definition of normal purchases and therefore are not required to be marked to market.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains and losses from TEP’s derivative activities were as follows:

	Three Months Ended
	March 31,
	2006	2005
	-Millions of Dollars-
Net Unrealized Loss on Forward Power Sales - Trading Contracts	$-	$(1)
Net Unrealized Gain on Forward Power Purchases - Trading Contracts	1	1
Pre-Tax Unrealized Gain on Trading Contracts Recorded in Earnings	$1	$-

Net Unrealized Gain on Forward Power Sales - Cash Flow Hedges	$2	$-
Net Unrealized (Loss) Gain on Gas Price Swaps - Cash Flow Hedges	(7)	6
Pre-Tax Unrealized (Loss) Gain on Cash Flow Hedges	$(5)	$6
After Tax Unrealized (Loss) Gain on Cash Flow Hedges Recorded in OCI	$(3)	$4

For the three months ended March 31, 2006, MEG had a net loss from trading activities of less than $0.5 million and for the three months ended March 31, 2005, MEG had a net gain from trading activities of less than $0.3 million.

The fair value of TEP and MEG’s derivative assets and liabilities were as follows:

	March 31,		December 31,
	2006		2005
	Trading Contracts	Cash Flow Hedges	Trading Contracts	Cash Flow Hedges
	-Millions of Dollars-
TEP:
Derivative Assets - Current	$2	$5	$2	$10
Derivative Liabilities - Current	(1)	(1)	(2)	(1)
Net Current Trading Assets	$1	$4	$-	$9

Derivative Assets - Noncurrent	$-	$4	$-	$4
Derivative Liabilities - Noncurrent	-	-	-	(1)
Net Noncurrent Trading Assets	$-	$4	$-	$3

	March 31, 2006	December 31, 2005
	-Millions of Dollars-
MEG:
Trading Assets - Current	$8	$24
Trading Liabilities - Current	(5)	(24)
Net Current Trading Assets	$3	$-

Trading Assets - Noncurrent	$8	$14
Trading Liabilities - Noncurrent	-	(1)
Net Noncurrent Trading Assets	$8	$13

The settlement of forward power purchase and sales contracts that do not result in physical delivery are recorded net as a component of Electric Wholesale Sales in TEP’s income statement. For the three months ended March 31, 2006, approximately $16 million in sales were netted against approximately $15 million in purchases. For the three months ended March 31, 2005, $5 million in sales were netted against $4 million in purchases.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6.  COMMITMENTS AND CONTINGENCIES

  TEP COMMITMENTS

Power Purchase from Springerville Unit 3

Tri-State Generation and Transmission Association, Inc. (Tri-State) will lease Springerville Unit 3, a 400 MW coal-fired generating facility at TEP’s existing Springerville Generating Station, from a financial owner through a 34-year leveraged lease arrangement. TEP executed contracts to provide operating, maintenance and other services to Unit 3. TEP also agreed to purchase up to 100 MW of Tri-State system capacity for no more than five years from the time Unit 3 begins commercial operation, which we expect to occur in the third quarter of 2006. Tri-State may reduce the 100 MW available to TEP in 25 MW increments by submitting written notice to TEP at least 90 days in advance. To date, TEP has received no such notice and expects to begin taking the power in the third quarter.

TEP Guarantee Home Program

TEP provides incentives to new home builders to construct TEP Guarantee Homes that meet the highest construction and energy-efficiency standards available. TEP inspects these homes to ensure that specific energy-efficiency standards are met. TEP then guarantees the home's heating and cooling operating costs for five years. At March 31, 2006, TEP has commitments to pay various home builders $2 million in builder incentives through 2007.

  UNS ELECTRIC COMMITMENTS

In May 2006, UNS Electric entered into a 25 MW power supply agreement with Credit Suisse for the period June 2008 through December 2013. The 25 MW consists of 10 MW at fixed price with the remaining 15 MW price indexed to natural gas prices. UNS Electric’s minimum expected annual payment under this contract is $9 million.

  TEP CONTINGENCIES

Springerville Common Facilities Leases

In 1985, TEP sold and leased back its undivided one-half ownership interest in the common facilities at the Springerville Generating Station.  Under the terms of the Springerville Common Facilities Leases, TEP must arrange for refinancing or refunding of the secured notes underlying the leases prior to June 30, 2006 to avoid a special event of loss. A special event of loss results in a termination of the leases and would require TEP to repurchase the facilities for approximately $125 million. TEP is currently in the process of amending agreements to refinance this debt.

Litigation and Claims Related to San Juan Generating Station

Public Service Company of New Mexico, operator of San Juan, and the coal supplier to San Juan have been participating in sessions sponsored by the Environmental Protection Agency (EPA) to consider rulemaking for the disposal of coal combustion products because of claims by third parties that San Juan has contaminated water resources in the region as a result of disposing of fly ash in the surface mine pits adjacent to the generating station. In November 2004, a contractor for the EPA released a non-binding preliminary determination that any contamination at San Juan cannot be conclusively attributed to the disposal of fly ash; however, the EPA has not made a final determination. TEP owns 50% of San Juan Units 1 and 2, which equates to 19.8% of the total San Juan Generating Station. TEP does not believe that this issue will have an adverse impact on TEP or its operations.

Claims Related to San Juan Coal Company

San Juan Coal Company, the coal supplier to San Juan, through leases with the federal government and the State of New Mexico, owns coal interests with respect to an underground mine. Certain gas producers have oil and gas leases with the federal government, the State of New Mexico and private parties in the area of the underground mine. These gas producers allege that San Juan Coal Company’s underground coal mining

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

operations have or will interfere with their gas production and will reduce the amount of natural gas that they would otherwise be entitled to recover. San Juan Coal Company has compensated certain gas producers for any remaining gas production from a well when it was determined that mining activity was close enough to warrant shutting down the well. These settlements, however, do not resolve all potential claims by gas producers in the underground mine area. TEP cannot estimate the outcome of any future claims by these gas producers on the cost of coal at San Juan.

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

Postretirement and Pension Benefit Costs at Navajo Generating Station

In 1996, Peabody filed a lawsuit in Maricopa County Superior Court against the participants at Navajo Generating Station, including TEP, for postretirement benefit costs payable to the coal supplier’s employees under the coal supply agreements. The Navajo participants and Peabody have agreed to stay the discovery process in this litigation to allow the parties additional time to negotiate a potential settlement. To the extent that amounts become estimable and payment probable, TEP will record a liability for additional postretirement benefit costs at the Navajo Generating Station. TEP believes any claim for postretirement benefits payable to the coal supplier's employees will be settled and included in the cost of coal at the time the coal supply agreement is extended; the current coal supply agreement expires in October 2010.

TEP has previously settled claims for postretirement benefit costs with the coal suppliers at Springerville Generating Station and Four Corners Generating Station. The cost of postretirement benefits is included in the cost of coal to San Juan.

Environmental Reclamation at Remote Generating Stations

TEP currently pays on-going reclamation costs related to the coal mines which supply the remote generating stations, and it is probable that TEP will have to pay a portion of final reclamation costs upon mine closure. When a reasonable estimate of final reclamation costs is available, the liability is recognized as a cost of coal over the remaining term of the respective coal supply agreement. TEP estimates its undiscounted final reclamation liability to be $41 million, and the present value of TEP’s liability for final reclamation approximates $11 million at the expiration dates of the coal supply agreements. At March 31, 2006 and December 31, 2005, TEP had recorded $2 million of its post-term reclamation liability, which is included in Other Liabilities in the balance sheets.

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

  GUARANTEES AND INDEMNITIES

In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees are:

•	UES’ guarantee of $160 million of aggregate principal amount of senior unsecured notes issued by UNS Gas and UNS Electric to purchase the Citizens Arizona gas and electric utility assets,
•	UES’ guarantee of a $40 million unsecured revolving credit agreement for UNS Gas and UNS Electric, and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•
UniSource Energy’s guarantee of approximately $8 million in natural gas transportation and supply payments in addition to building and equipment lease payments for UNS Gas, UNS Electric, and subsidiaries of Millennium.

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

NOTE 7.  TEP WHOLESALE ACCOUNTS RECEIVABLE AND ALLOWANCES

TEP’s Accounts Receivable from Electric Wholesale Sales, included in Trade Accounts Receivable on the balance sheet, totaled $29 million at March 31, 2006 and $30 million at December 31, 2005, net of allowances. TEP’s Allowance for Doubtful Accounts on the balance sheet includes $13 million at March 31, 2006 and December 31, 2005 related to sales to the California Power Exchange (CPX) and the California Independent System Operator (CISO) in 2001 and 2000.

The FERC staff has proposed various methodologies for calculating amounts of refunds/offsets applicable to wholesale sales made into the CISO’s spot markets from October 2000 to June 2001. In 2004, the FERC issued two separate orders addressing numerous issues in the refund calculation and the fuel cost allowance calculation (an offset to the refund obligation). Based on these orders, TEP has a reserve for sales to the CPX and the CISO of $3 million.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table shows the effects of potential dilutive common stock on the weighted average number of shares:

	Three Months Ended
	March 31,
	2006	2005
	- In Thousands -
Numerator:
Net Income	$16,822	$(3,783)
Income from Assumed Conversion of Convertible Senior Notes	1,128	-
Adjusted Numerator	$17,950	$(3,783)

Denominator:
Weighted-average Shares of Common Stock Outstanding:
Common Shares Issued	34,925	34,391
Fully Vested Deferred Stock Units	191	192
Total Weighted-average Shares of Common Stock Outstanding	35,116	34,583
Effect of Dilutive Securities:
Convertible Senior Notes	4,000	-
Options and Stock Issuable under Employee Benefit Plans and the Directors’ Plan	618	-
Total Shares	39,734	34,583

Due to UniSource Energy’s net loss for the quarter ended March 31, 2005, the following potential shares of common stock were excluded from the diluted EPS calculation because the effect would be antidilutive:

•
1,377,780 shares: the $150 million aggregate principal amount of convertible notes issued on March 1, 2005 and convertible into 1,377,780 shares (weighted for the number of days outstanding in the period) at a conversion price of approximately $37.50 per share.

•	746,937 incremental common shares related to options and contingently issuable shares.

NOTE 9.  EMPLOYEE BENEFITS PLANS

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

COMPONENTS OF NET PERIODIC BENEFIT COST

The components of net periodic benefit costs are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
		-Millions of Dollars -

Components of Net Periodic Benefit Cost
Service Cost	$2	$2	$1	$1
Interest Cost	3	3	1	1
Expected Return on Plan Assets	(3)	(3)	-	-
Recognized Actuarial Loss	1	1	-	-
Net Periodic Benefit Cost	$3	$3	$2	$2

NOTE 10.  SHARE-BASED COMPENSATION PLANS

At March 31, 2006, we had stock options, stock units and restricted stock grants outstanding as discussed below. Effective January 1, 2005, we adopted the new accounting guidance for share-based compensation.

STOCK OPTIONS

There were no stock options granted during the three months ended March 31, 2006 and March 31, 2005. Stock option awards vest over three years, become exercisable in one-third increments on each anniversary date of the grant and expire on the tenth anniversary of the grant. Compensation expense recorded for the three months ended March 31, 2006 and the three months ended March 31, 2005 was less than $0.1 million.

A summary of stock option activity follows:

	Three Months Ended March 31,
	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options Outstanding, Beginning of Period	1,537,041	$16.75	2,076,055	$16.19
Granted	-	-	-	-
Exercised	(133,888)	$15.38	(212,279)	$16.44
Forfeited	(1,646)	$14.95	(483)	$12.28

Options Outstanding, End of Period	1,401,507	$16.88	1,863,293	$16.16

Options Exercisable, End of Period	1,351,109	$16.88	1,855,402	$16.16

Weighted Average Remaining Contractual Life at March 31, 2006:				4.84 years

Stock options awarded on January 1, 2002 accrue dividend equivalents that are paid in cash on the earlier of the date of exercise of the underlying option or the date the option expires. Compensation expense is recognized as dividends are paid. We recorded compensation expense of less than $0.1 million for the three-month periods ended March 31, 2006 and 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RESTRICTED STOCK AND STOCK UNITS

For the three months ended March 31, 2006, we granted restricted stock awards to directors totaling 560 shares at a grant date fair value of $31.20 per share. For the three months ended March 31, 2005, we granted restricted stock awards to directors totaling 6,528 shares at a grant date fair value of $24.51 per share. Directors may elect to receive stock units in lieu of restricted shares. Compensation expense equal to the fair market value on the date of the award is recognized over the vesting period.

There were no new stock unit awards granted to directors during each of the three-month periods ended March 31, 2006 and 2005. When stock unit awards are granted, compensation expense equal to the fair market value on the date the award is granted is recorded over the vesting period specified in the award. Fully vested but undistributed stock unit awards accrue dividend equivalent stock units based on the fair market value of common shares on the date the dividend is paid. Compensation expense is recognized when dividends are paid.

We recorded compensation expense for the awards described above of approximately $0.1 million for each of the three-month periods ended March 31, 2006 and 2005.

NOTE 11.  INCOME AND OTHER TAXES

INCOME TAXES

The differences between the income tax expense (benefit) and the amount obtained by multiplying pre-tax income (loss) by the U.S. statutory federal income tax rate of 35% are as follows:

	UniSource Energy		TEP
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
		-Thousands of Dollars -

Federal Income Tax Expense (Benefit) at Statutory Rate	$10,107	$(1,858)	$9,841	$(2,398)
State Income Tax Expense (Benefit), Net of Federal Deduction	1,328	(244)	1,293	(315)
Depreciation Differences (Flow Through Basis)	662	680	662	680
Tax Credits	(130)	(131)	(130)	(131)
Other	89	27	(138)	2
Total Federal and State Income Tax Expense (Benefit)	$12,056	$(1,526)	$11,528	$(2,162)

The total Federal and State Income Tax Expense (Benefit) in the table above is included in UniSource Energy and TEP’s income statements.

OTHER TAX MATTERS

On its 2002 tax return, TEP filed for an automatic change in accounting method relating to the capitalization of indirect costs to the production of electricity and self-constructed assets. The new accounting method was also used on the 2003 and 2004 returns for TEP, UNS Gas and UNS Electric.

In August 2005, the Internal Revenue Service issued a ruling which draws into question the ability of electric and gas utilities to use the new accounting method. TEP believes the IRS position is without merit, and intends to vigorously pursue this issue. However, if the IRS were to prevail and disallow the change in its entirety TEP, UNS Gas and UNS Electric could be required to pay up to $19 million, $1 million and $1 million, respectively, in taxes and interest in the second half of 2006. Such payment would not affect total tax expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OTHER TAXES

TEP, UNS Gas and UNS Electric act as conduits or collection agents for excise tax (sales tax) as well as franchise fees and regulatory assessments. They record liabilities payable to governmental agencies when they bill their customers for these amounts. Neither the amounts billed nor payable are reflected in the income statement.

NOTE 12.  NEW ACCOUNTING PRONOUNCEMENTS

The FASB recently issued the following Statements of Financial Accounting Standards (FAS) and FASB Staff Positions (FSP):

•
FAS 155, Accounting for Certain Hybrid Financial Instruments, issued February 2006, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that had previously been bifurcated pursuant to Statement 133 and eliminates a restriction in Statement 140 on the passive derivative instruments that a qualifying special-purpose entity may hold.  FAS 155 is effective for all financial instruments acquired or issued or subject to remeasurement in fiscal year that begin after September 15, 2006.  We are evaluating the impact of FAS 155 on our financial statements.

•
FSP FASB Technical Bulletin 85-4-1, Accounting for Life Settlement Contracts by Third-Party Investors, issued March 2006, allows an investor to account for its investment in a life settlement contract using either the investment method or the fair value method in periods subsequent to the initial recognition of the investment.  Investments accounted for under the investment method are initially recorded at transaction price (the amount the investor pays to the insured party) plus any initial direct external costs.  Subsequent costs to keep the policy in force are capitalized to the carrying amount.  When the insured dies, the investor recognizes, in the income statement, the difference between the carrying amount of the investment in the life settlement contract and the life insurance proceeds of the underlying life insurance policy.  Investments accounted for under the fair value method are initially recorded at transaction price and are subsequently remeasured to fair value each reporting period with changes in fair value recognized in earnings in the period of the change.  FSP FASB Technical Bulletin 85-4-1 is effective for fiscal years beginning after June 15, 2006.  We are evaluating the impact of FSP FASB Technical Bulletin 85-4-1 on our financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13.  SUPPLEMENTAL CASH FLOW INFORMATION

A reconciliation of Net Income to Net Cash Flows - Operating Activities follows:

	UniSource Energy
	Three Months Ended
	March 31,
	2006	2005
	-Thousands of Dollars-

Net Income	$16,822	$(3,783)
Adjustments to Reconcile Net Income
To Net Cash Flows
Discontinued Operations - Net of Tax	2,669	1,406
Depreciation and Amortization Expense	30,757	34,068
Depreciation Recorded to Fuel and Other O&M Expense	1,910	1,570
Amortization of Transition Recovery Asset	11,842	9,487
Net Unrealized (Gain) Loss on TEP Forward Electric Sales	(84)	817
Net Unrealized Gain on TEP Forward Electric Purchases	(886)	(1,151)
Net Unrealized Gain on MEG Trading Activities	3,176	2,203
Amortization of Deferred Debt-Related Costs included in Interest Expense	1,180	1,030
Provision for Bad Debts	830	824
Deferred Income Taxes	28,131	18,942
Income from Equity Method Entities	(23)	(563)
Other	15,992	10,931
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	7,326	33,571
Materials and Fuel Inventory	(773)	(4,789)
Accounts Payable	(26,604)	(33,648)
Interest Accrued	(26,023)	(29,329)
Income Tax Receivable	-	(5,090)
Taxes Accrued	(13,291)	(7,958)
Other Current Assets	21,511	29,662
Other Current Liabilities	(19,483)	(16,367)
Net Cash Used by Operating Activities of Discontinued Operations	(2,710)	(1,894)
Net Cash Flows - Operating Activities	$52,269	$39,939

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

	TEP
	Three Months Ended
	March 31,
	2006	2005
	-Thousands of Dollars-

Net Income	$16,587	$(4,690)
Adjustments to Reconcile Net Income
To Net Cash Flows
Depreciation and Amortization Expense	26,501	30,020
Depreciation Recorded to Fuel and Other O&M Expense	1,629	1,570
Amortization of Transition Recovery Asset	11,842	9,487
Net Unrealized Gain on TEP Forward Electric Sales	(84)	817
Net Unrealized (Gain) Loss on TEP Forward Electric Purchases	(886)	(1,151)
Amortization of Deferred Debt-Related Costs included in Interest Expense	863	917
Provision for Bad Debts	366	719
Deferred Income Taxes	24,850	22,615
Income from Equity Method Entities	(62)	(23)
Interest on Note Receivable from UniSource Energy	-	(1,684)
Other	8,105	3,129
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	6,849	22,786
Materials and Fuel Inventory	(1,055)	(3,373)
Accounts Payable	(19,755)	(16,105)
Interest Accrued	(21,604)	(27,171)
Interest Received from UniSource Energy	-	11,013
Income Taxes Receivable	(6,886)	(6,972)
Income Taxes Payable	(17,111)	(17,815)
Taxes Accrued	9,206	9,295
Other Current Assets	5,095	6,660
Other Current Liabilities	(1,290)	(2,886)
Net Cash Flows - Operating Activities	$43,160	$37,158

NOTE 14.  REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

With respect to the unaudited condensed consolidated financial information of UniSource Energy and TEP for the three-month periods ended March 31, 2006 and 2005, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 3, 2006 appearing herein states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for their report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UniSource Energy and its three primary business segments and includes the following:

•  outlook and strategies,
•  operating results during the first quarter of 2006 compared with the same period in 2005,
•  factors which affect our results and outlook,
•  liquidity, capital needs, capital resources, and contractual obligations,
•  dividends, and
•  critical accounting estimates.

Management’s Discussion and Analysis should be read in conjunction with UniSource Energy and TEP’s 2005 Annual Report on Form 10-K and with the Condensed Consolidated Financial Statements, beginning on page 3, which present the results of operations for the three months ended March 31, 2006 and 2005. Management’s Discussion and Analysis explains the differences between periods for specific line items of the Condensed Consolidated Financial Statements.

References in this report to “we” and “our” are to UniSource Energy and its subsidiaries, collectively.

UNISOURCE ENERGY CONSOLIDATED

OVERVIEW OF CONSOLIDATED BUSINESS

UniSource Energy is a holding company that has no significant operations of its own. Operations are conducted by UniSource Energy’s subsidiaries, each of which is a separate legal entity with its own assets and liabilities. UniSource Energy owns the outstanding common stock of TEP, UniSource Energy Services, Inc. (UES), Millennium Energy Holdings, Inc. (Millennium), and UniSource Energy Development Company (UED).

TEP, an electric utility, has provided electric service to the community of Tucson, Arizona, for over 100 years. UES began operations in 2003. UES, through its two operating subsidiaries, UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric), provides gas and electric service to 30 communities in northern and southern Arizona. Millennium invests in unregulated businesses. UED is facilitating the expansion of the Springerville Generating Station, but currently has no significant operations. We conduct our business in three primary business segments - TEP’s Electric Utility segment, UNS Gas and UNS Electric.

UniSource Energy is in the process of exiting its Millennium investments. On March 31, 2006, Millennium sold its interest in Global Solar Energy, Inc. (Global Solar), its largest holding.

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

OUTLOOK AND STRATEGIES

         Operating Plans and Strategies

     Our financial prospects and outlook for the next few years will be affected by many competitive, regulatory and economic factors. Our plans and strategies include the following:

•	Efficiently manage our generation, transmission and distribution resources and look for ways to control our operating expenses while maintaining and enhancing reliability and profitability.

•	Expand TEP’s and UNS Electric’s portfolio of generating and purchased power resources to meet growing retail energy demand.

•	Oversee the construction of Springerville Unit 3 and continue to enhance the value of existing assets by working with Salt River Project to facilitate the development of Springerville Unit 4.

•	Enhance the value of TEP’s transmission system while continuing to provide reliable access to generation for TEP and UES’ retail customers and market access for all generating assets.

•	Continue to integrate UES’ businesses with UniSource Energy’s other businesses.

•	Reduce UniSource Energy’s debt.

•	Promote economic development in our service territories.

         To accomplish our goals, during 2006 we expect to spend the following amounts on capital expenditures:

	Actual Year-to-Date March 31, 2006	Estimate Full Year 2006
	-Millions of Dollars-
TEP	$47	$160
UNS Gas	6	25
UNS Electric	10	35
UniSource Energy Consolidated	$63	$220

         While we believe that our plans and strategies will continue to have a positive impact on our financial prospects and position, we recognize that we continue to be highly leveraged, and as a result, our access to the capital markets may be limited or more expensive than for less leveraged companies.

RESULTS OF OPERATIONS

         Executive Overview

         In the first three months of 2006, UniSource Energy reported income from continuing operations of $19 million, compared with a loss from continuing operations of $2 million in the same period in 2005. The improvement is due primarily to the higher availability of TEP’s coal-fired generating plants. In the first quarter of 2005, Springerville Unit 2 was unavailable for six weeks due to a planned maintenance outage, which limited TEP’s wholesale sales opportunities and led to higher replacement power costs to serve retail customers.

         On March 31, 2006, Millennium sold Global Solar for $16 million in cash. In addition, Millennium received an option to purchase, under certain conditions, 5% to 10% of Global Solar in the future. In the first quarter of 2006, UniSource Energy recorded an after-tax loss of approximately $3 million related to the discontinued operations and disposal of Global Solar.

CONTRIBUTION BY BUSINESS SEGMENT

The table below shows the contributions to our consolidated after-tax earnings by our three business segments and Other net income (loss).

Three Months Ended March 31,	2006	2005
	-Millions of Dollars-
TEP	$17	$(5)
UNS Gas	5	4
UNS Electric	1	1
Other (1)	(3)	(2)
Consolidated Net Income (Loss) from Continuing Operations	$20	$(2)
Discontinued Operations (2)	(3)	(2)
Consolidated Net Income (Loss)	$17	$(4)

(1) Includes: UniSource Energy parent company expenses; UniSource Energy parent company interest expense (net of tax) on the UniSource Energy Convertible Senior Notes and on the UniSource Energy Credit Agreement; income and losses from Millennium investments; in the first three months of 2005, interest expense (net of tax) on the note payable from UniSource Energy to TEP.

(2) Relates to the discontinued operations and sale of Global Solar by Millennium on March 31, 2006.

Three Months Ended March 31, 2006 Compared with the Three Months Ended March 31, 2005

UniSource Energy recorded income from continuing operations of $19 million, or 56 cents per average basic share of Common Stock, in the first quarter of 2006, compared with a loss from continuing operations of $2 million, or 7 cents per average basic share of Common Stock, in the same period of 2005. The following factors contributed to the improvement:

2006 included:

•   $23 million increase in TEP’s gross margin (the sum of retail and wholesale electric revenues less fuel and purchased power expense) due to the following:

-
$17 million increase in wholesale revenues due to the higher use and availability of TEP’s coal-fired generating plants and increased wholesale activity. In the first quarter of 2005, TEP’s 380 MW Springerville Unit 2 was down for 6 weeks for scheduled maintenance;

-	$9 million increase in retail revenues; and

-	$3 million increase in fuel expense due to higher output from TEP’s coal-fired generating plants.

•      a $6 million decrease in other operations and maintenance (O&M) due primarily to fewer TEP coal plant outages in the first quarter of 2006 compared with the same period last year;

•     $3 million decline in depreciation and amortization due primarily to the extension of useful lives of certain assets at TEP in 2005; and

•     $3 million decrease in total interest expense due to: lower fees under TEP’s new Credit Agreement entered into in May 2005; the repurchase and redemption of $225 million of TEP debt in May 2005; and lower capital lease obligation balances.

LIQUIDITY AND CAPITAL RESOURCES

UNISOURCE ENERGY CONSOLIDATED CASH FLOWS

Three Months Ended March 31,	2006	2005
	-Millions of Dollars-
Cash provided by (used in):
Operating Activities	$52	$40
Investing Activities	(51)	(31)
Financing Activities	(22)	41
Net Increase (Decrease) in Cash	$(21)	$50

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

As of May 2, 2006, cash and cash equivalents available to UniSource Energy was approximately $132 million.

Executive Overview

In the first three months of 2006, net cash flows from operating activities were $52 million, up $12 million from the same period in 2005. The improvement is due primarily to the higher availability and use of TEP’s coal-fired generating plants to serve retail customers and for sales of excess energy into the wholesale market.

Operating Activities

In the first three months of 2006, net cash flows from operating activities increased by $12 million compared with the same period in 2005. The following factors contributed to the change:

2006 included:

•	$5 million increase in cash receipts from retail electric sales due primarily to customer growth at TEP and UNS Electric;

•	$11 million increase in cash receipts from UNS Gas’ retail sales due to the Purchased Gas Adjustor (PGA) surcharge adjustments that took effect in November 2005 and customer growth;

•
$27 million increase in cash receipts from wholesale electric sales due to the higher amount of excess output from TEP’s coal-fired generating plants, as well as higher market prices for wholesale power;

•	$3 million increase in fuel costs paid due to the higher availability and use of TEP’s coal-fired generating plants;

•	$28 million increase in purchased energy costs paid due to higher wholesale trading activity at TEP and higher retail sales and natural gas prices at UNS Gas;

•	$7 million decrease in payments for O&M costs. O&M costs were higher in the first three months of 2005 due to higher frequency and duration of planned and unplanned outages at TEP’s coal plants;

•	$6 million decrease in total interest costs paid due to lower amounts of outstanding long-term debt and capital lease obligations; and

•	$6 million increase in income taxes paid due to higher pre-tax income.

Investing Activities

Net cash used for investing activities was $20 million higher in the three months of 2006 compared with the same period in 2005, due primarily to an $18 million increase in capital expenditures. The increase in capital expenditures is related to TEP’s share of the construction costs of the Luna Energy Facility (Luna), growth and maintenance of TEP’s electric system, and utility system growth at UNS Gas and UNS Electric.

Financing Activities

Net cash flows used for financing activities were $64 million higher in the three months of 2006 compared with the same period in 2005. The following factors contributed to the change:

2006 included:

•	$32 million of net proceeds from borrowings under revolving credit facilities;

•	$2 million increase in TEP’s payments on capital lease obligations; and

•	$1 million increase in dividends paid to UniSource Energy shareholders.

2005 included:

•	$150 million of proceeds related to UniSource Energy’s issuance of Convertible Senior Notes in March 2005; and

•	the use of $53 million by TEP to redeem 1941 Mortgage Bonds in March 2005.

As a result of the activities described above, our consolidated cash and cash equivalents decreased to $123 million at March 31, 2006, from $145 million at December 31, 2005. We invest cash balances in high-grade money market securities with an emphasis on preserving the principal amounts invested.

At May 2, 2006, our consolidated cash balance, including cash equivalents, was approximately $132 million.

We believe that we will continue to have sufficient cash flow to cover our capital needs, as well as required debt payments and dividends to shareholders. In the event that we experience lower cash from operations in 2006, we will use our revolving credit facilities to fund our cash needs.

UniSource Credit Agreement

In April 2005, UniSource Energy entered into a $105 million five-year credit agreement with a group of lenders (UniSource Credit Agreement) which expires in April 2010. The UniSource Credit Agreement includes a term loan facility with an outstanding balance of $85 million as of March 31, 2006, and a $15 million revolving credit facility. Principal payments of $1.25 million are due at each quarter end with the balance due at maturity. As of March 31, 2006, UniSource Energy was in compliance with the terms of the UniSource Credit Agreement.

We expect that we may borrow from time to time under the revolving credit facility to meet temporary cash needs. As of March 31, 2006, we had no borrowings outstanding under the revolving credit facility.

See below for further discussion of Liquidity and Capital Resources for each of UniSource Energy’s reportable segments.

GUARANTEES AND INDEMNITIES

In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees at March 31, 2006 are:

-	UES’ guarantee of $160 million of senior unsecured notes issued by UNS Gas and UNS Electric to purchase the Citizens Communication Company (Citizens’) Arizona gas and electric system assets;
-	UES’ guarantee of a $40 million revolving credit facility available to UNS Gas and UNS Electric;
-	UniSource Energy’s guarantee of approximately $8 million in natural gas and supply payments and building lease payments for UNS Gas and UNS Electric and a subsidiary of Millennium.

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

CONTRACTUAL OBLIGATIONS

There are no significant changes in our contractual obligations or other commercial commitments from those reported in our 2005 Annual Report on Form 10-K, other than:

•
At March 31, 2006, TEP has commitments to pay various home builders $2 million in builder incentives through 2007 to construct TEP Guarantee Homes that meet the highest construction and energy-efficiency standards available.

•	TEP entered into operating leases in the first quarter 2006 for large equipment at Springerville totaling $2 million over three years.
•
In May 2006, UNS Electric entered into a 25 MW power supply agreement with Credit Suisse for the period June 2008 through December 2013. The 25 MW consists of 10 MW at fixed price with the remaining 15 MW price indexed to natural gas prices. UNS Electric’s minimum expected annual payment under this contract is $9 million.

DIVIDENDS ON COMMON STOCK

The following table shows the dividends declared to UniSource Energy shareholders for 2006.

Declaration Date	Record Date	Payment Date	Dividend Amount Per Share of Common Stock
February 10, 2006	February 21, 2006	March 15, 2006	$0.21

INCOME TAX MATTERS

      Income Tax Position

At March 31, 2006, UniSource Energy and TEP had, for federal income tax filing purposes, Federal AMT Credit carryforward amounts of $70 million and $55 million, respectively.

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

	Sales		Operating Revenue
Three Months Ended March 31,	2006	2005	2006	2005
	-Millions of kWh-		-Millions of Dollars-
Electric Retail Sales:
Residential	699	649	$59	$55
Commercial	389	351	40	36
Industrial	508	512	36	36
Mining	224	220	10	10
Public Authorities	54	44	4	3
Total Electric Retail Sales	1,874	1,776	$149	$140
Electric Wholesale Sales Delivered:
Long-term Contracts	292	308	14	14
Other Sales	725	454	41	24
Transmission	-	-	2	2
Net Unrealized (Loss) Gain on Forward Sales of Energy	-	-	-	(1)
Total Electric Wholesale Sales	1,017	762	57	39
Total Electric Sales	2,891	2,538	$206	$179

Weather Data:	2006	2005
Heating Degree Days
Three Months Ended March 31,	723	775
10-Year Average	812	807

Total revenues from kWh sales to retail customers increased by $9 million in the first quarter of 2006, compared with the same period last year. The total number of retail customers as of March 31, 2006, was approximately 387,000, an increase of 2% in the last year.

Wholesale revenues increased $18 million, or 44%, in the first quarter of 2006 compared with the first quarter of 2005, primarily due to the higher availability of TEP’s coal plants, higher power sales prices and increased wholesale activity. In the first quarter of 2005, Springerville Unit 2 underwent a six week scheduled outage. The average wholesale market price of energy was $49 per MWh in the first quarter of 2006, compared with $45 per MWh in the comparable period in 2005. TEP had hedged 270,000 MWh of its first quarter sales in the latter part of 2005 at an average price of $70 per MWh, which was more than 40% higher than the average wholesale market price. See Factors Affecting Results of Operations, Western Energy Markets, Market Prices, below.

OPERATING EXPENSES

Fuel and Purchased Power Expense

TEP’s fuel and purchased power expense, and energy resources for the first quarters of 2006 and 2005 are shown in the table below.

	Generation		Expense
Three Months Ended March 31,	2006	2005	2006	2005
	-Millions of kWh-		-Millions of Dollars-
Coal-Fired Generation
Four Corners	205	195	$3	$3
Navajo	279	242	4	3
San Juan	634	617	14	14
Springerville	1,527	1,144	25	19
Sundt 4	153	207	3	4
Total Coal-Fired Generation	2,798	2,405	$49	$43
Gas-Fired Generation	35	56	1	4
Solar and Other	2	2	-	-
Total Generation	2,835	2,463	$50	$47
Purchased Power	310	265	13	13
Total Resources	3,145	2,728	$63	$60
Less Line Losses and Company Use	(254)	(190)
Total Energy Sold	2,891	2,538

Total fuel expense at TEP’s generating plants was $3 million higher in the first quarter of 2006 compared with the same period last year. Coal-fired generation increased 393,000 MWh, or 16%, compared with the first quarter of 2005 primarily due to a planned outage at Springerville Unit 2 during the first quarter of last year, as well as several other planned and unplanned outages. As a result of higher coal generation, coal-related fuel expense increased $6 million in the first three months of 2006 compared with the same period last year. Gas-fired generation decreased by 21,000 MWh and gas-related fuel expense was $3 million lower than the first quarter of 2005, due to the higher availability of TEP’s coal plants. Gas-fired generation reported in the table above includes energy generated at Luna during its test phase, but does not include any associated costs which are capitalized and reported as project costs.

Purchased power expense was unchanged in the first three months of 2006 compared with the same period last year. Total purchases were up 45,000 MWh, or 17%, in the first three months of 2006 compared with the same period last year; and the average price paid per MWh decreased 13% compared with last year.

The table below shows the average cost per kWh for TEP’s generating plants by fuel type and purchased power.

	Three Months Ended March 31,
	2006	2005
	-cents per kWh-
Coal	1.76	1.76
Gas	8.53*	8.68
Average All Fuels	1.77	1.92
Purchased Power	4.24	4.86

* In 2006, the average cost of gas generation per kWh excludes test energy produced at Luna and the associated fuel costs.

Other Operating Expenses

Other O&M expense decreased $6 million in the first quarter of 2006, compared with the same period last year. In the first quarter of 2005, O&M included expenses related to the scheduled outage of Springerville Unit 2 as well as several other plant outages. TEP sold excess SO2 Emission Allowances and recorded pre-tax gains of

$2 million to O&M during the first quarters of 2006 and 2005. See Factors Affecting Results of Operations, Emission Allowances, below.

    Depreciation and amortization decreased $4 million in the first quarter of 2006 compared with the same period last year, primarily due to changes in depreciation lives of certain assets at TEP.

Amortization of the Transition Recovery Asset (TRA) increased $2 million in the first quarter of 2006 compared with the same period last year. Amortization of the TRA is the result of the Settlement Agreement with the ACC, which changed the accounting method for TEP’s generation operations. This item reflects the recovery, through 2008, of transition recovery assets which were previously regulatory assets of the generation business. The amount of amortization is a function of the TRA balance and total kWh consumption by TEP’s distribution customers.

The table below shows estimated annual TRA amortization and unamortized TRA year-end balances for 2006 through 2008.

	Estimated	Unamortized
	TRA Amortization	TRA Balance
	-Millions of Dollars-
2006	$66	$102
2007	76	26
2008	26	-

Other Income (Deductions)

In the first three months of 2005, TEP’s Income Statement included inter-company Interest Income of $2 million. This represented Interest Income on a promissory note TEP received from UniSource Energy in exchange for the transfer to UniSource Energy of its stock in Millennium in 1998. UniSource Energy repaid the inter-company promissory note on March 1, 2005. On UniSource Energy’s Consolidated Statement of Income, this Interest Income, as well as UniSource Energy’s related interest expense, was eliminated as an inter-company transaction.

Interest Expense

Total interest expense decreased by $6 million in the first quarter of 2006 due to debt retirements at TEP and lower fees under the TEP Credit Agreement entered into in May 2005.

Income Tax Expense

Income tax expense increased $14 million in the first quarter of 2006 compared with the same period in 2005, due to higher pre-tax income.

FACTORS AFFECTING RESULTS OF OPERATIONS

COMPETITION

In 2001, all of TEP’s retail customers became eligible to choose an alternative energy service provider (ESP), however only a small number of commercial and industrial customers initially chose an ESP. By 2002, none of TEP’s retail customers were served by an alternate ESP.

In January 2005, an Arizona Court of Appeals decision became final in which the Court held invalid certain portions of the ACC rules on retail competition and related market pricing. In February 2006, the ACC Staff requested that a proceeding be opened to address the issue of retail electric competition. We cannot predict what changes, if any, the ACC will make to the competition rules. Unless and until the ACC clarifies the competition rules and ESPs begin to offer to provide energy in TEP’s service area, it may not be possible for TEP’s retail customers to choose other energy providers. TEP has met all conditions required by the ACC to facilitate electric retail competition, including ACC approval of TEP’s direct access tariffs. See Rates, Motion to Amend the Settlement Agreement, below.

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

On January 30, 2006, an ACC administrative law judge (ALJ) issued a recommended opinion and order, which if adopted by the ACC, would have denied TEP’s motion to amend the Settlement Agreement and ordered TEP to file a rate case no later than September 30, 2007, using a test year no earlier than December 31, 2006.

ACC Order to Review the Settlement Agreement

On April 12, 2006, during a special open meeting, the ACC considered TEP’s motion to amend the Settlement Agreement and the ALJ’s recommended opinion and order, and issued an order which finds:

•	the meaning of the Settlement Agreement and its effect on how TEP’s rates for generation services will be determined after December 31, 2008 is in dispute;

•	it is in the public interest to resolve, as soon as possible, the dispute;

•
a hearing should be held to consider the Settlement Agreement. The hearing should address the following issues, but not limited to: the viability of the Settlement Agreement in light of the ACC’s Track A and Track B proceedings and the court decision which invalidated portions of the ACC’s rules on retail competition and related market pricing; a discussion and presentation of the evidence regarding whether TEP will be able to charge market-based or cost-of-service rates after 2008; TEP’s proposed amendments to the Settlement Agreement; demand side management; renewable energy standards; and time of use tariffs;

•	the proceeding should fully explore various means for resolving whether the Settlement Agreement should remain in full force and effect; be unwound; be amended; or be novated; and

•	orders a procedural schedule to be established that should allow for an expeditious but complete review of these matters.

A procedural conference has been scheduled for May 18, 2006 to determine a process for reviewing the Settlement Agreement as ordered by the ACC. TEP does not know when a procedural order will be issued and cannot predict whether the ACC will adopt TEP’s proposed amendments to the Settlement Agreement.

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

The general rate case information uses a historical test year ended December 31, 2003 and establishes, based on TEP’s standard offer service, that TEP is experiencing a revenue deficiency of $111 million. The rate case information includes, among other things, Springerville Unit 1 costs and other generation costs including fuel costs in excess of those recovered through existing rates. The proposed weighted cost of capital for the test year ended December 31, 2003 is 8.78%, including an 11.5% return on equity (increased from 10.67% currently authorized). The rate case information uses a hypothetical 40% equity capitalization (excluding capital lease obligations) rather than the hypothetical 37.5% equity capitalization used in TEP’s last general rate case. As a result of the inter-company note repayment and the debt repurchases and redemptions made in 2005, TEP’s equity capitalization (excluding capital lease obligations) at March 31, 2006 improved to 41.1%.

In June 2005, intervenor testimony in TEP’s 2004 rate review was due and several intervenors filed their respective testimony. None of the intervenor testimony filed proposed any increase or decrease to TEP’s rates. In July 2005, the ALJ issued a procedural order suspending the remaining testimony filing deadlines and hearing in the 2004 rate review. The order indicated that the ALJ will evaluate the parties’ positions and the need for further proceedings.

    Despite TEP’s position that it has a revenue deficiency and the intervenor testimony recommending no change in rates, the ACC could conclude during this 2004 rate review process that TEP should decrease rates; any such determination would be strongly opposed by TEP.

      Transition

        The Settlement Agreement provides that TEP’s fixed CTC will expire when TEP’s $450 million transition asset is fully amortized and recovered or on December 31, 2008, whichever is earlier. Based on current projections of retail sales, the TRA is expected to be fully amortized by mid-2008. The Settlement Agreement also specifies that TEP’s floating competitive transition charge (floating CTC) will expire on December 31, 2008. This charge, which moves inversely to changes in market-based generation services rates, presently appears as a credit on retail customer bills. Based on current forward pricing in the wholesale energy markets, TEP anticipates that the floating CTC will continue to appear as a credit on retail customer bills through 2008. After the expiration of the floating CTC, TEP’s rates for generation services should be market-based.

Absent any other change to TEP’s retail rate structure, TEP estimates that the expiration of the fixed CTC in 2008 (which has provided revenues, on average of approximately one cent per kWh sold, or approximately $90 million annually) would result in a decrease in retail revenues of approximately 12% relative to revenues from current retail rates. However, absent any other change except the expiration of the fixed CTC, the expiration in 2008 of the floating CTC would result in market-based generation services rates which would, based on current pricing in the wholesale energy markets, produce a significant retail rate increase in January 2009.

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

 By the end of 2006, electric generating capacity in Arizona is expected to be 25,895 MW; an increase of 64% since 2001. A majority of the growth over the last three years is the result of 17 new or upgraded gas-fired generating units with a combined capacity of approximately 9,700 MW. The completion of Springerville Unit 3, which is expected in the third quarter of 2006, will provide 400 MW of new coal-fired generation.

Market Prices

The average market price for around-the-clock energy based on the Dow Jones Palo Verde Index increased in the first quarter of 2006, as did the average price for natural gas based on the Permian Index. Average market prices for around-the-clock energy have continued to increase since 2003, primarily due to high natural gas prices. We cannot predict whether these higher prices will continue, or whether changes in various factors that influence demand and supply will cause prices to change during 2006.

Average Market Price for Around-the-Clock Energy	$/MWh
Quarter ended March 31, 2006	$49
Quarter ended March 31, 2005	45

Average Market Price for Natural Gas	$/MMBtu
Quarter ended March 31, 2006	$7.14
Quarter ended March 31, 2005	5.55

    In addition to energy from its coal-fired facilities, TEP typically uses purchased power, supplemented by generation from its gas-fired units, to meet the summer peak demands of its retail customers. Some of these purchased power contracts are price indexed to natural gas prices. Short-term and spot power purchase prices are also closely correlated to natural gas prices. Due to its increasing seasonal gas and purchased power usage, TEP hedges a portion of its total natural gas exposure from plant fuel and gas-indexed purchased power with fixed price contracts for a maximum of three years. TEP currently has approximately 60% of this exposure hedged for the summer peak period of 2006 at a weighted average price of $5.95 per MMBtu. TEP purchases its remaining gas fuel needs and purchased power in the spot and short-term markets.

Market prices may also affect TEP’s wholesale revenues. TEP commits to future sales of energy as part of its ongoing efforts to hedge its excess generation based on projected generation capability, forward prices and generation costs. For 2006 and 2007, TEP has sold forward approximately 50 MW of fixed price energy at an average approximate price of $70 per MWh. In 2006, this energy sale excludes on-peak hours in June through September, and in 2007, excludes on-peak hours in April through September.

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

LUNA ENERGY FACILITY

In April 2006, the gas-fired combined cycle Luna plant commenced commercial operation. TEP’s one-third share of the plant’s capacity is 190 MW. Luna increases TEP’s total generating capacity by nearly 10%, to 2,194 MW, and will allow TEP to displace some of its less efficient gas-fired generation and purchased power. TEP’s total investment of $47 million was under budget and funded with internal cash.

COAL SUPPLY

In 2003, TEP entered into an agreement for the purchase of coal to supply Sundt Unit 4 through 2006. TEP issued a Request for Proposal for Sundt coal in March 2006 and expects to negotiate a replacement supply contract by the end of the third quarter of 2006. Based on current coal market conditions, we expect the price TEP will pay for coal at Sundt Unit 4 after 2006 to be above existing prices. In 2007, the impact on TEP’s total coal-related fuel expense across all of its plants is expected to increase by 2-3%.

EMISSION ALLOWANCES

TEP has SO2 Emission Allowances in excess of what is required to operate its generating units. The excess results primarily from a higher removal rate of SO2 emissions at Springerville Units 1 and 2 following recent upgrades to environmental plant components and related changes to plant operations. From time to time, TEP will sell a portion of its excess SO2 Emission Allowances. The table below summarizes sales in 2005 and forward sales of SO2 Emission Allowances, as of March 31, 2006.

Delivery	Allowances Sold	Estimated Pre-tax Gain (millions)
2005	15,000	$13
2006
1st Quarter	2,500	2
2nd Quarter	2,500	2
3rd Quarter	5,000	3
2007	10,000	8

Excluding the forward sales at March 31, 2006, TEP expects to have approximately 20,000 additional excess SO2 Emission Allowances available for sale in future periods.

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

Salt River Project (SRP) will purchase 100 MW of capacity from Tri-State under a 30 year power purchase agreement and has the right to construct and own Unit 4, a 400 MW coal-fired generating facility at the same Springerville site, at a later date. If SRP decides to construct Unit 4, TEP may be required, along with Tri-State, to exercise best efforts to find a replacement purchaser for SRP to purchase 100 MW of capacity from Unit 3. If TEP and Tri-State are unable to find such a replacement purchaser, TEP would then purchase 100 MW of output from Unit 4, beginning with the commercial operation of Unit 4. Given the current high level of wholesale power market prices, it is unlikely that TEP would be required to find a replacement purchaser or purchase SRP’s 100 MW. Under the terms of existing regulatory permits, Unit 4 is required to be completed by December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

TEP CASH FLOWS

TEP’s capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt and capital lease obligations. Cash flow from operations typically is the lowest in the first quarter and highest in the third quarter due to TEP’s summer peaking load.

Three Months Ended March 31,	2006	2005
	-Millions of Dollars-
Net Cash Flows - Operating Activities	$43	$37
Capital Expenditures	(47)	(34)
Net Cash Flows after Capital Expenditures*	(4)	3
Debt Maturities	-	(1)
Retirement of Capital Lease Obligations	(50)	(48)
Proceeds from Investment in Springerville Lease Debt and Equity	10	8
Net Cash Flows Available after Required Payments*	$(44)	$(38)

* We believe that Net Cash Flows after Capital Expenditures and Net Cash Flows Available After Required Payments, which are non-GAAP financial measures, provide useful information to investors as measures of liquidity and our ability to meet our capital requirements and mandatory redemptions of debt and capital lease obligations.

During 2006, TEP expects to generate sufficient internal cash flows to fund its operating activities, construction expenditures, required debt maturities, and to pay dividends to UniSource Energy. However, TEP’s cash flows may vary due to changes in wholesale revenues, changes in short-term interest rates, and other factors. TEP currently has $35 million available under its Revolving Credit Facility which it may borrow if cash flows fall short of expectations or if monthly cash requirements temporarily exceed available cash balances.

Operating Activities

    In the first three months of 2006, net cash flows from operating activities increased by $6 million compared with the same period in 2005. Net cash flows were impacted by:

2006 included:

•
$11 million increase in cash receipts from electric retail and wholesale sales, net of fuel and purchased energy costs, due primarily to customer growth, the higher availability of excess power to sell into the wholesale market and higher wholesale power prices;

•	$7 million decrease in payments for O&M costs due to fewer coal plant outages compared to last year; and

•
$12 million decrease in total interest paid due to lower capital lease obligation balances, lower long-term debt balances and lower annual fees under TEP’s Credit Agreement that was entered into in May 2005.

2005 included:

•	$11 million of interest received from UniSource Energy related to an inter-company note repaid in the first quarter of 2005.

Investing Activities

Net cash used for investing activities was $16 million higher in the first three months of 2006 compared with the same period in 2005, due primarily to higher capital expenditures. TEP’s capital expenditures increased $13 million in the first three months of 2006 due primarily to construction costs of Luna and growth and maintenance of TEP’s electric system.

Financing Activities

Net cash used for financing activities was $10 million higher in the first three months of 2006 compared with the same period in 2005. The following factors contributed to the increase:

2006 included:

•	net proceeds of $25 million from borrowings under TEP’s Revolving Credit Facility;

•	$2 million increase in scheduled payments made on capital lease obligations;

2005 included:

•	proceeds of $95 million from UniSource Energy as a repayment for an inter-company loan; and

•	the use of $53 million to redeem 1941 Mortgage Bonds in March 2005.

        At March 31, 2006, there were $25 million in outstanding borrowings under TEP’s revolving credit facility. As of May 2, 2006, cash and cash equivalents available to TEP was approximately $31 million.

        Investments in Springerville Lease Debt

	Lease Debt Investment Balance
Leased Asset	March 31, 2006	December 31, 2005
	- In Millions -
Springerville Unit 1	$82	$91
Springerville Coal Handling Facilities	64	65
Total Investment In Lease Debt	$146	$156

The yields on TEP’s investments in Springerville Lease Debt, at the date of purchase, range from 8.9% to 12.7%.

TEP Credit Agreement

In May 2005, TEP entered into a new $401 million Credit Agreement (TEP Credit Agreement) to replace its previous $401 million credit agreement. The TEP Credit Agreement includes a $60 million revolving credit facility and a $341 million letter of credit facility to support $329 million of tax-exempt variable rate bonds. The TEP Credit Agreement expires in May 2010 and is secured by $401 million of 1992 Mortgage Bonds. As of March 31, 2006, TEP was in compliance with the terms of the TEP Credit Agreement.

On January 3, 2006, TEP borrowed $50 million under its Revolving Credit Facility. As of May 2, 2006, TEP had $20 million outstanding under its Revolving Credit Facility.

Springerville Common Facilities Leases

In 1985, TEP sold and leased back its undivided one-half ownership interest in the common facilities at the Springerville Generating Station. Under the terms of the Springerville Common Facilities Leases, TEP must arrange for refinancing or refunding of the secured notes underlying the leases prior to June 30, 2006 in order to avoid a special event of loss. A special event of loss results in a termination of the leases and would require TEP to repurchase the facilities for approximately $125 million. TEP is currently in the process of amending the agreements to refinance the debt.

As of March 31, 2006, the principal balance of the lease debt was $68 million. Interest is payable at LIBOR plus 4%. The LIBOR rate is reset every six months and the rate in effect on March 31, 2006 was 4.69%, and was 2.78% on March 31, 2005, which resulted in a total interest rate on the lease debt of 8.69% at March 31, 2006 and 7.03% at March 31, 2005.

Capital Lease Obligations

At March 31, 2006, TEP had $670 million of total capital lease obligations on its balance sheet. The table below provides a summary of the outstanding lease amounts.

Leased Asset	Balance at March 31, 2006	Expiration
	- In Millions -
Springerville Unit 1	$396	2014
Springerville Coal Handling Facilities	123	2015
Springerville Common Facilities	104	2020
Sundt Unit 4	46	2011
Other Leases	1	2008
Total Capital Lease Obligations	$670

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

INCOME TAX MATTERS

See UniSource Energy, Liquidity and Capital Resources, Income Tax Matters, Internal Revenue Service Matters, above.

CONTRACTUAL OBLIGATIONS

There have been no significant changes in TEP’s contractual obligations or other commercial commitments from those reported in TEP’s 2005 Annual Report on Form 10-K, other than:

•
At March 31, 2006, TEP has commitments to pay various home builders $2 million in builder incentives through 2007 to construct TEP Guarantee Homes that meet the highest construction and energy-efficiency standards available.

•	TEP entered into operating leases in the first quarter 2006 for large equipment at Springerville totaling $2 million over three years.

DIVIDENDS ON COMMON STOCK

TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants. As of March 31, 2006, TEP was in compliance with the terms of the TEP Credit Agreement.

The ACC Holding Company Order, as modified by the UES Settlement Agreement, restricted the amount of dividends that TEP may pay to UniSource Energy. Until TEP’s ratio of common equity to total capitalization (excluding capital lease obligations) equaled 40%, TEP could not pay dividends in excess of 75% of its net income. As of March 31, 2006, TEP’s ratio of common equity to total capitalization (excluding capital lease obligations) was 41.1%.

The Federal Power Act states that dividends shall not be paid out of funds properly included in capital accounts. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis to pay dividends from current year earnings.

UNS GAS

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared with the Three Months Ended March 31, 2005

UNS Gas reported net income of $5 million in the first quarter of 2006 and $4 million in the first quarter of 2005.

As of March 31, 2006, UNS Gas had approximately 142,000 retail customers, a 4% increase from last year. The table below shows UNS Gas’ therm sales and revenues for the first quarters of 2006 and 2005.

	Sales		Revenue
Three Months Ended March 31,	2006	2005	2006	2005
	- Millions of Therms -		- Millions of Dollars -
Retail Therm Sales:
Residential	31	30	$40	$30
Commercial	11	10	13	9
Industrial	1	1	1	1
Public Authorities	3	3	4	2
Total Retail Therm Sales	46	44	58	42
Transport	-	-	1	1
Negotiated Sales Program (NSP)	5	5	4	3
Total Therm Sales	51	49	$63	$46

Retail therm sales were 5% higher in the first quarter of 2006 compared with the same period last year, due primarily to customer growth. Retail revenues were higher by 38% due primarily to the PGA surcharge increase, which became effective in November 2005. See Factors Affecting Results of Operations, Rates and Regulation, Energy Cost Adjustment Mechanism, below.

Through a Negotiated Sales Program (NSP) approved by the ACC, UNS Gas supplies natural gas to some of its large transportation customers. Approximately one half of the margin earned on these NSP sales is retained by UNS Gas, while the remainder benefits retail customers through a credit to the PGA mechanism which reduces the gas commodity price. See Factors Affecting Results of Operations, Rates and Regulation, Energy Cost Adjustment Mechanism, below.

The table below provides summary financial information for UNS Gas.

Three Months Ended March 31,	2006	2005
	- Millions of Dollars -
Gas Revenues	$63	$46
Other Revenues	-	1
Total Operating Revenues	63	47
Purchased Gas Expense	46	31
Other Operations and Maintenance Expense	6	6
Depreciation and Amortization	1	1
Taxes other than Income Taxes	1	1
Total Other Operating Expenses	54	39

Operating Income	9	8

Total Interest Expense	1	1
Income Tax Expense (Benefit)	3	3
Net Income	$5	$4

FACTORS AFFECTING RESULTS OF OPERATIONS

RATES AND REGULATION

When ACC-designated under or over recovery trigger points are met, UNS Gas may request a PGA surcharge or credit to collect or return the amount deferred from or to customers. See Energy Cost Adjustment Mechanism, below.

Energy Cost Adjustment Mechanism

UNS Gas’ retail rates include a PGA mechanism intended to address the volatility of natural gas prices and allow UNS Gas to recover its actual commodity costs, including transportation, through a price adjustor. The difference between UNS Gas’ actual gas and transportation costs and the cost of gas and transportation recovered through base rates are deferred and recovered or repaid through the PGA mechanism.

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

In October 2005, the ACC approved the following PGA surcharges:

Surcharge Amount Per Therm	Period In Effect
$0.15	November 2005 - February 2006
$0.25	March 2006 - April 2006
$0.30	May 2006 - June 2006
$0.35	July 2006 - September 2006
$0.25	October 2006 - November 2006
$0.20	December 2006 - February 2007
$0.25	March 2007 - April 2007

Currently, this PGA surcharge is expected to allow UNS Gas to fully collect the PGA bank balance in a timely manner. However, if gas prices increase, the PGA bank balance may continue to grow despite this surcharge. Changes in the market price for gas, sales volumes and surcharge changes could significantly change the PGA bank balance in the future. The PGA bank balance was $1 million at March 31, 2006.

General Rate Case Filing

UNS Gas expects to file a general rate case in July 2006.

LIQUIDITY AND CAPITAL RESOURCES

UNS Gas’ capital requirements consist primarily of capital expenditures. In the first three months of 2006, capital expenditures were $6 million. During 2006, UNS Gas expects operating cash flows to fund a portion of its construction expenditures. UNS Gas will meet its remaining cash needs through a combination of existing cash, capital contributions from UniSource Energy and borrowings under the revolving credit facility.

The table below provides summary information for operating cash flow and capital expenditures for the first three months of 2006 and 2005.

Three Months Ended March 31,	2006	2005
	- Millions of Dollars -
Net Cash Flows - Operating Activities	$7	$6
Capital Expenditures	6	7

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

UNS Gas expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes and to fund a portion of capital expenditures. As of March 31, 2006, UNS Gas had no borrowings outstanding under the UNS Gas/UNS Electric Revolver.

Senior Unsecured Notes

UNS gas has $100 million of senior unsecured notes that are guaranteed by UES. The note purchase agreement for UNS Gas restricts transactions with affiliates, mergers, liens, restricted payments and incurrence of indebtedness, and also contains a minimum net worth test. As of March 31, 2006, UNS Gas was in compliance with the terms of its note purchase agreement.

UNS Gas must meet a leverage test and an interest coverage test to issue additional debt or to pay dividends. However, UNS Gas may, without meeting these tests, refinance existing debt and incur up to $7 million in short-term debt.

INCOME TAX MATTERS

See UniSource Energy, Liquidity and Capital Resources, Income Tax Matters, Internal Revenue Service Matters, above.

DIVIDENDS ON COMMON STOCK

ACC limits dividend payments by UNS Gas to 75% of earnings, until the ratio of UNS Gas’ common equity to total capitalization reaches 40%. At March 31, 2006, the ratio of common equity to total capitalization for UNS Gas was 45.8%.

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

UNS ELECTRIC

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared with the Three Months Ended March 31, 2005

UNS Electric reported net income of $1 million in the first quarters of 2006 and 2005. Similar to TEP’s operations, we expect UNS Electric’s operations to be seasonal in nature, with peak energy demand occurring in the summer months.

As of March 31, 2006, UNS Electric had approximately 91,000 retail customers, a 4.8% increase from last year. The table below shows UNS Electric’s kWh sales and revenues for the first quarters of 2006 and 2005.
	Sales		Revenue
Three Months Ended March 31,	2006	2005	2006	2005
	- Millions of kWh -		- Millions of Dollars -
Electric Retail Sales:
Residential	163	152	$17	$16
Commercial	130	122	13	12
Industrial	46	42	4	3
Other	1	1	-	-
Total Electric Retail Sales	340	317	$34	$31

Retail kWh sales were 7% higher in the first quarter of 2006 compared with the same period last year due primarily to customer growth.

The table below provides summary financial information for UNS Electric.

Three Months Ended March 31,	2006	2005
	- Millions of Dollars -
Electric Revenues	$34	$31
Other Revenues	-	1
Total Operating Revenues	34	32
Purchased Energy Expense	22	21
Other Operations and Maintenance Expense	6	6
Depreciation and Amortization	3	2
Taxes other than Income Taxes	1	1
Total Other Operating Expenses	32	30

Operating Income	2	2

Total Interest Expense	1	1
Income Tax Expense	-	-
Net Income	$1	$1

FACTORS AFFECTING RESULTS OF OPERATIONS

COMPETITION

As required by the ACC order approving UniSource Energy’s acquisition of the Citizens’ Arizona gas and electric assets, in 2003, UNS Electric filed with the ACC a plan to open its service territories to retail competition by December 31, 2003. The plan addressed all aspects of implementation. It included UNS Electric’s unbundled distribution tariffs for both standard offer customers and customers that choose competitive retail access, as well as Direct Access and Settlement Fee schedules. UNS Electric’s direct access rates for both transmission and ancillary services would be based upon its FERC Open Access Transmission Tariff. The plan is subject to review and approval by the ACC, which has not yet considered the plan. As a result of the court decisions concerning the ACC’s Retail Electric Competition Rules, we are unable to predict when and how the ACC will address this plan. See Tucson Electric Power Company, Factors Affecting Results of Operations, Competition, above for information regarding the Arizona Court of Appeals decision.

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

General Rate Case Filing

UNS Electric expects to file a general rate case in the second half of 2006.

LIQUIDITY AND CAPITAL RESOURCES

UNS Electric’s capital requirements consist of capital expenditures, which were $10 million in the first three months of 2006.

To improve the reliability of service in Santa Cruz County, UNS Electric is building a 20 MW gas-fired combustion turbine at the Valencia site, and plans to upgrade its existing 115 kV line over time. The turbine should be in place by mid-2006. In the first quarter of 2006, UNS Electric’s capital expenditures included $3 million related to the turbine and expects its capital expenditures for the remainder of 2006 to include approximately $1 million related to this project.

During 2006, UNS Electric expects to generate sufficient operating cash flows to fund a portion of its construction expenditures. UNS Electric will meet its remaining cash needs through a combination of capital contributions from UniSource Energy and borrowings under the revolving credit facility.

The table below provides summary information for operating cash flow and capital expenditures for the first three months of 2006 and 2005.

Three Months Ended March 31,	2006	2005
	- Millions of Dollars -
Net Cash Flows - Operating Activities	$4	$7
Capital Expenditures	10	5

UNS Gas/UNS Electric Revolver

See UNS Gas, Liquidity and Capital Resources, UNS Gas/UNS Electric Revolver above for description of UNS Electric’s unsecured revolving credit agreement.

UNS Electric expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes and to fund a portion of its capital expenditures. As of March 31, 2006, UNS Electric had $12 million outstanding under the UNS Gas/UNS Electric Revolver. At May 2, 2006, UNS Electric had $12 million outstanding under the UNS Gas/UNS Electric Revolver.

Senior Unsecured Notes

UNS Electric has $60 million of 7.61% senior unsecured notes outstanding due in 2008 that are guaranteed by UES. The note purchase agreements for UNS Electric contain certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments, incurrence of indebtedness, and minimum net worth. As of March 31, 2006, UNS Electric was in compliance with the terms of its note purchase agreement.

UNS Electric must meet a leverage test and an interest coverage test to issue additional debt or to pay dividends. However, UNS Electric may, without meeting these tests, refinance existing debt and incur up to $5 million in short-term debt.

INCOME TAX MATTERS

See UniSource Energy, Liquidity and Capital Resources, Income Tax Matters, Internal Revenue Service Matters, above.

DIVIDENDS ON COMMON STOCK

        The ACC limits dividend payments by UNS Electric to 75% of earnings, until the ratio of common equity to total capitalization reaches 40%. At March 31, 2006, the ratio of common equity to total capitalization for UNS Electric was 45.6%.

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

OTHER

RESULTS OF OPERATIONS

The table below summarizes the income and losses for the Other non-reportable segments:

Three Months Ended March 31,	2006	2005
	- Millions of Dollars -
Millennium Investments	$(1)	$(1)
UniSource Energy Parent Company	(2)	(1)
Total Other	$(3)	$(2)

UniSource Energy Parent Company

In 2006 and 2005, UniSource Energy parent company expenses include interest expense (net of tax) related to the UniSource Energy Convertible Senior Notes, the UniSource Credit Agreement and, in the first three months of 2005, a note payable from UniSource Energy to TEP, which was repaid in March 2005.

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

Millennium Investments, excluding the discontinued operations of Global Solar, recorded after-tax losses of less than $1 million in the first quarter of 2006. In the first three months of 2005, results include after-tax losses of less than $1 million each from several of Millennium’s investments.

FACTORS AFFECTING RESULTS OF OPERATIONS

Millennium Investments

On March 31, 2006, Millennium sold Global Solar for $16 million in cash. In addition, Millennium received an option to purchase, under certain conditions, 5% to 10% of Global Solar at a future date. The option is exercisable, upon the occurrence of certain events, beginning in April 2013 and expires in April 2016. In the first quarter of 2006, UniSource Energy recorded an after-tax loss of approximately $3 million related to the discontinued operations and disposal of Global Solar.

In January 2006, Millennium sold its equity investment in MicroSat, which was written down in December 2005 to the value at which it was sold.

In 2005, Millennium restructured its investment in IPS which included the formation of a new entity and a reduction in the percentage of equity held by Millennium to 31.4%. Millennium also committed to fund up to $3 million towards a future IPS investment offering, of which $2 million has already been funded as a secured loan to be converted to shares of IPS stock at the close of the offering.

MEG’s activities consist of managing a small number of remaining positions, including a hedge, which are expected to close by early 2008. As of March 31, 2006, the fair value of MEG’s trading assets was $15 million and the fair value of MEG’s trading liabilities was $5 million.

Millennium is in the process of selling its remaining interest in Nations Energy Corporation.

LIQUIDITY AND CAPITAL RESOURCES

Millennium’s remaining commitments are $2 million to Haddington, $2 million to Valley Ventures and $1 million to IPS.

    Millennium expects to receive the remaining payment of $5 million on a note receivable from a subsidiary of Mirant Corporation in July 2006.

UniSource Energy has ceased making loans or equity contributions to Millennium. We anticipate that the funding required to fund Millennium’s remaining commitments will be provided only out of existing Millennium cash or cash returns from Millennium investments. We believe such cash and returns will be adequate to fund Millennium’s remaining commitments.

CRITICAL ACCOUNTING ESTIMATES

In preparing financial statements under Generally Accepted Accounting Principles (GAAP), management exercises judgment in the selection and application of accounting principles, including making estimates and assumptions. UniSource Energy and TEP consider Critical Accounting Estimates to be those that could result in materially different financial statement results if our assumptions regarding application of accounting principles were different. UniSource Energy and TEP describe their Critical Accounting Estimates below. Other significant accounting policies and recently issued accounting standards are discussed in the 2005 Annual Report on Form 10-K, Note 1 of Notes to Consolidated Financial Statements - Nature of Operations and Summary of Significant Accounting Estimates.

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

TEP’s transmission and distribution regulatory assets, net of regulatory liabilities, totaled $148 million at March 31, 2006. Regulatory assets of $30 million are not presently included in the rate base and consequently are not earning a return on investment. These regulatory assets are being recovered through the cost of service or are authorized to be collected in future base rates. TEP’s transmission and distribution regulatory assets, net of regulatory liabilities, totaled $163 million at December 31, 2005.

TEP regularly assesses whether it can continue to apply FAS 71 to its cost-based rate regulated operations. If TEP stopped applying FAS 71 to its remaining regulated operations, it would write off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory asset balances, net of regulatory liabilities, at March 31, 2006, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary after-tax loss of approximately $90 million. While regulatory orders and market conditions may affect cash flows, TEP’s cash flows would not be affected if it stopped applying FAS 71.

UNS Gas and UNS Electric

UNS Gas and UNS Electric’s regulatory liabilities, net of regulatory assets, collectively totaled $9 million at March 31, 2006 and at $4 million at December 31, 2005. UNS Electric has $7 million of regulatory liabilities that are not included in rate base. UNS Gas and UNS Electric regularly assess whether they can continue to apply FAS 71 to their cost-based rate regulated operations. If UNS Gas and UNS Electric stopped applying FAS 71 to their regulated operations, they would write off the related balances of regulatory assets as an expense and regulatory liabilities as income on their income statements. Based on the balances of regulatory liabilities and assets at March 31, 2006, if UNS Gas and UNS Electric had stopped applying FAS 71 to their regulated operations, UNS Gas would record an extraordinary after-tax gain of $1 million and UNS Electric would record an extraordinary after-tax gain of $5 million. UNS Gas and UNS Electric’s cash flows would not be affected if they stopped applying FAS 71.

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

TEP

In 2005, TEP implemented FIN 47. The implementation of FIN 47 required TEP to update an existing inventory, originally created for the implementation of FAS 143, and to determine which, if any, of the conditional asset retirement obligations could be reasonably estimated. The ability to reasonably estimate conditional asset retirement obligations was a matter of management judgment, based upon management’s ability to estimate a settlement date or range of settlement dates, a method or potential method of settlement and probabilities associated with the potential dates and methods of settlement of TEP’s conditional asset retirement obligations. In determining whether its conditional asset retirement obligations could be reasonably estimated, management considered TEP’s past practices, industry practices, management’s intent and the estimated economic life of the assets. The fair value of the conditional asset retirement obligations were then estimated using an expected present value technique. Changes in management’s assumptions regarding settlement dates, settlement methods or assigned probabilities could have a material effect on the liability recorded by TEP at March 31, 2006 as well as the associated cumulative effect of the change in accounting principle recorded. The liabilities associated with conditional asset retirement obligations will be adjusted on an ongoing basis due to the passage of time and revisions to either the timing or amount of the original estimates of undiscounted cash flows. These adjustments could have a significant impact on the Consolidated Balance Sheets and Consolidated Statements of Income.

Prior to implementing FAS 143, costs for final removal of all owned generation facilities were accrued as an additional component of depreciation expense. Under FAS 143, only the costs to remove an asset with legally binding retirement obligations will be accrued over time through accretion of the asset retirement obligation and depreciation of the capitalized asset retirement cost. As of March 31, 2006, TEP had a liability of $4 million associated with its final asset retirement obligations.

TEP has identified legal obligations to retire generation plant assets specified in land leases for its jointly-owned Navajo and Four Corners Generating Stations. The land on which these stations reside is leased from the Navajo Nation. The provisions of the leases require the lessees to remove the facilities upon request of the Navajo Nation at the expiration of the leases. TEP also has certain environmental obligations at the San Juan Generating Station. In addition, TEP has obligations for its share of Luna to remove certain piping and evaporation ponds and to restore the ground to its original condition. TEP has estimated that its share of the cost to remove the Navajo and Four Corners facilities, to settle the San Juan environmental obligations and its share of costs at Luna will be approximately $40 million at the date of retirement. No other legal obligations to retire generation plant assets were identified.

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

For the net cost of removal for the interim retirements from its transmission, distribution and general plant, as of March 31, 2006, TEP had accrued $76 million. As of December 31, 2005, TEP had accrued $75 million for the net cost of removal for interim retirements. The amount is recorded as a regulatory liability.

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

If TEP retires any asset at the end of its useful life, without a legal obligation to do so, it will record retirement costs at that time as incurred or accrued. TEP does not believe that the implementation of FAS 143 will result in any change in retail rates since all matters relating to the rate-making treatment of TEP’s generating assets have been determined pursuant to the Settlement Agreement. See Tucson Electric Power Company, Factors Affecting Results of Operations, Rates, Settlement Agreement, above.

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

For the net cost of removal for interim retirements from its transmission, distribution and general plant, UES had accrued $4 million as of March 31, 2006 and as of December 31, 2005. The amount is recorded as a regulatory liability.

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

TEP

TEP discounted its future pension plan obligations at December 31, 2005 using a rate of 5.8% for its Salaried, Union Plans and Excess Benefit Plan. The discount rate used at December 31, 2004 was 6.1% for its Salaried and Union Plans and 6.0% for its Excess Benefit Plan. TEP discounted its other postretirement plan obligations using a rate of 5.8% at December 31, 2005, compared with 5.9% at December 31, 2004. TEP determines the discount rate annually based on the rates currently available on high-quality, non-callable, long-term bonds. TEP looks to bonds that receive one of the two highest ratings given by a recognized rating agency whose future cash flows match the timing and amount of expected future benefit payments.

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

TEP used an initial health care cost trend rate of 10.0% in valuing its postretirement benefit obligation at December 31, 2005. This rate reflects both market conditions and the plan’s experience. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% increase in assumed health care cost trend rates would increase the postretirement benefit obligation by approximately $5 million and the related plan expense by approximately $1 million. A similar decrease in assumed health care cost trend rates would decrease the postretirement benefit obligation by approximately $4 million and the related plan expense by less than $1 million.

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

MEG, a wholly-owned subsidiary of Millennium, enters into swap agreements, options and forward contracts relating to Emission Allowances. MEG marks its trading contracts to market by recording unrealized gains and losses and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month. In accordance with UniSource Energy’s intention to cease making capital contributions to Millennium, Millennium has significantly reduced the holdings and activity of MEG. MEG’s activities consist of managing a small number of remaining positions, including a hedge, which are expected to close by early 2008.

The market prices used to determine fair values for TEP and MEG’s derivative instruments at March 31, 2006, are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value. For TEP’s forward power contracts, a 10% decrease in market prices would result in a decrease in unrealized losses of $1 million, while a 10% increase in market prices would result in an increase in unrealized losses of $1 million. For TEP’s forward contracts that are accounted for as cash flow hedges, a 10% decrease in market prices would result in a $2 million decrease in unrealized losses reported in Other Comprehensive Income, while a 10% increase in market prices would result in a $2 million increase in unrealized losses reported in Other Comprehensive Income. For TEP’s gas swap agreements, a 10% decrease in market prices would result in a $4 million decrease in unrealized gains reported in Other Comprehensive Income, while a 10% increase in market prices would result in a $4 million increase in unrealized gains reported in Other Comprehensive Income. For MEG’s remaining trading contracts, a 10% decrease in market prices or a 10% increase in market prices would be less than $0.1 million. The unrealized gains and losses are reversed as contracts settle and realized gains or losses are recorded.

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

During the second quarter of 2005, a study requested by the participants in the San Juan Generating Station was completed which indicated San Juan’s economic useful life had changed from previous estimates. As a result of the study and other analysis performed, TEP lengthened the estimated useful life of San Juan from 40 to 60 years beginning April 1, 2005. TEP’s annual depreciation expense related to San Juan is expected to decrease by $6 million beginning in 2006.

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

At March 31, 2006, UniSource Energy had no valuation allowance. At December 31, 2005, UniSource Energy had a valuation allowance of $7 million relating to net operating loss (NOL) carryforward amounts.

The $7 million valuation allowance balance at December 31, 2005, relates to losses generated by the Millennium entities. As a result of the sale of Global Solar the NOL and related valuation allowance were removed from the UniSource Energy consolidated balance sheet. See Note 3 of Notes To Condensed Consolidated Financial Statements.

As of March 31, 2006 and December 31, 2005, UniSource Energy’s deferred income tax assets include $6 million and $9 million, respectively, related to unregulated investment losses of Millennium. These losses have not been reflected on UniSource Energy’s consolidated income tax returns. If UniSource Energy were unable to recognize such losses through its consolidated income tax return in the foreseeable future, UniSource Energy would be required to write off these deferred tax assets.

NEW ACCOUNTING PRONOUNCEMENTS

The FASB recently issued the following Statements of Financial Accounting Standards (FAS) and FASB Staff Positions (FSP):

•      FAS 155, Accounting for Certain Hybrid Financial Instruments, issued February 2006, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that had previously been bifurcated pursuant to Statement 133 and eliminates a restriction in Statement 140 on the passive derivative instruments that a qualifying special-purpose entity may hold.  FAS 155 is effective for all financial instruments acquired or issued or subject to remeasurement in fiscal year that begin after September 15, 2006.  We are evaluating the impact of FAS 155 on our financial statements.

•      FSP FASB Technical Bulletin 85-4-1, Accounting for Life Settlement Contracts by Third-Party Investors, issued March 2006, allows an investor to account for its investment in a life settlement contract using either the investment method or the fair value method in periods subsequent to the initial recognition of the investment.  Investments accounted for under the investment method are initially recorded at transaction price (the amount the investor pays to the insured party) plus any initial direct external costs.  Subsequent costs to keep the policy in force are capitalized to the carrying amount. When the insured dies, the investor recognizes, in the income statement, the difference between the carrying amount of the investment in the life settlement contract and the life insurance proceeds of the underlying life insurance policy. Investments accounted for under the fair value method are initially recorded at transaction price and are subsequently remeasured to fair value each reporting period with changes in fair value recognized in earnings in the period of the change.  FSP FASB Technical Bulletin 85-4-1 is effective fiscal years beginning after June 15, 2006.  We are evaluating the impact of FSP FASB Technical Bulletin 85-4-1 on our financial statements.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

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

11.
Unanticipated changes in funding requirements, future liabilities and recorded expense relating to employee benefit plans due to changes in market values of retirement plan assets and health care costs, changes in accounting requirements of the FASB and new legislation.

12.	The outcome of any ongoing or future litigation.

13.	Ability to obtain financing through debt and/or equity issuance, which can be affected by various factors, including interest rate fluctuations and capital market conditions.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

The information contained in this Item updates, and should be read in conjunction with, information included in Part II, Item 7A in UniSource Energy and TEP’s Annual Report on Form 10-K for the year ended December 31, 2005, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Items 1 and 2 of this Form 10-Q.

We are exposed to various forms of market risk. Changes in interest rates, returns on marketable securities, and changes in commodity prices may affect our future financial results. The market risks resulting from changes in interest rates and returns on marketable securities have not changed materially from the market risks reported in the 2005 Annual Report on Form 10-K.  For additional information concerning risk factors, including market risks, see Safe Harbor for Forward-Looking Statements, above.

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

To adjust the value of its derivative forward contracts to fair value in Other Comprehensive Income and on its income statement, TEP recorded net unrealized losses of $5 million in Other Comprehensive Income for the three months ended March 31, 2006, and gains of $6 million in Other Comprehensive Income for the same period in 2005. TEP also recorded net unrealized gains of $1 million in Wholesale Sales for the first three months of 2006, and zero net unrealized gains or losses in Wholesale Sales for the same period in 2005.

TEP uses sensitivity analysis to measure the impact of an unfavorable change in market prices on the fair value of its derivative forward contracts. As of March 31, 2006, for TEP’s forward power contracts (a majority of which are sales contracts), a 10% decrease in market prices would result in a decrease in unrealized losses of $1 million, while a 10% increase in market prices would result in an increase in unrealized losses of $1 million. For TEP’s forward contracts that are accounted for as cash flow hedges (a majority of which are sales contracts), a 10% decrease in market prices would result in a $2 million decrease in unrealized losses reported in Other Comprehensive Income, while a 10% increase in market prices would result in a $2 million increase in unrealized losses reported in Other Comprehensive Income. The unrealized gains and losses are reversed as contracts settle and realized gains or losses are recorded.

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

In the first quarter of 2006, the average market price of natural gas was $7.14 per MMBtu, or 29% higher than the same period in 2005. The table below summarizes TEP’s gas generation output and purchased power for the first quarters of 2006 and 2005.

Three Months Ended March 31,	2006	2005	2006	2005
	-MWh-		% of Total Resources
Gas-Fired Generation	35,000	56,000	1%	2%
Purchased Power	310,000	265,000	10%	10%

As of March 31, 2006, for TEP’s gas swap agreements, a 10% decrease in market prices would result in a $4 million decrease in unrealized gains reported in Other Comprehensive Income, while a 10% increase in market prices would result in a $4 million increase in unrealized gains reported in Other Comprehensive Income.

Coal

TEP is subject to commodity price risk from changes in the price of coal used to fuel its coal-fired generating plants. The commodity price risk from changes in the price of coal have not changed materially from the commodity price risks reported in the 2005 Annual Report on Form 10-K.

UES

UES is also subject to commodity price risk, primarily from the changes in the price of natural gas purchased for its UNS Gas customers. This risk is mitigated through the PGA mechanism which provides an adjustment to UNS Gas’ retail rates to recover the actual costs of gas and transportation. UNS Gas further reduces this risk by purchasing forward fixed price contracts for a portion of its projected gas needs under its Price Stabilization Plan. UNS Gas purchases at least 45% of its estimated gas needs in this manner.

UNS Electric is not exposed to commodity price risk for its purchase of electricity as it has a fixed price full-requirements supply agreement with PWCC through May 2008.

MEG

MEG trades emissions allowances and related instruments; however, MEG’s current activities consist of managing a small number of remaining positions, including a hedge, which are expected to close by early 2008. We manage the market risk of this line of business by setting notional limits by product, as well as limits to the potential change in fair market value under a 33% change in price or volatility. We closely monitor MEG’s trading activities, which include swap agreements, options and forward contracts, using risk management policies and procedures overseen by the Risk Management Committee.

MEG marks its trading positions to market on a daily basis using actively quoted prices obtained from brokers and options pricing models for positions that extend through 2007. As of March 31, 2006 and December 31, 2005, the fair value of MEG’s trading assets combined with Emissions Allowances it holds in escrow was $15 million and $38 million, respectively. The fair value of MEG’s trading liabilities was $5 million at March 31, 2006 and $24 million at December 31, 2005. For the first quarter of 2006, MEG reflected a $3 million unrealized loss and an $3 million realized gain on its income statement, compared with an unrealized loss of $2 million and a realized gain of $2 million in the first quarter of 2005. For MEG’s remaining trading contracts at March 31, 2006, a 10% decrease in market prices or a 10% increase in market prices would be immaterial.

	Unrealized Gain (Loss) of MEG’s Trading Activities
	- Millions of Dollars -
Source of Fair Value At March 31, 2006	Maturity 0 - 6 months	Maturity 6 - 12 months	Maturity over 1 yr.	Total Unrealized Gain (Loss)
Prices actively quoted	$1	$1	$1	$3
Prices based on models and other valuation methods	-	-	6	6
Total	$1	$1	$7	$9

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

    We calculate counterparty credit exposure by adding any outstanding receivable (net of amounts payable if a netting agreement exists) to the mark-to-market value of any forward contracts. As of March 31, 2006, TEP’s total credit exposure related to its wholesale marketing and gas hedging activities was approximately $22 million. Less than $1 million of TEP’s exposure is to non-investment grade companies. TEP had four counterparties with exposures of greater than 10% of its total credit exposure, totaling approximately $19 million. MEG’s total credit exposure related to its trading activities was $9 million and was concentrated primarily with one counterparty. MEG has no credit exposure to non-investment grade counterparties.

UNS Gas is subject to credit risk from non-performance by its supply counterparty, BP Energy (BP), to the extent that this contract has a mark-to-market value in favor of UNS Gas. As of March 31, 2006, UNS Gas has purchased under fixed price contracts approximately 37% of its expected consumption for the 2006/2007 winter season. At March 31, 2006, the supply contract with BP was in a favorable mark-to-market position for UNS Gas. When netted against amounts owed to BP, this credit exposure was less than $1 million.

ITEM 4. - CONTROLS AND PROCEDURES

 UniSource Energy and TEP’s Chief Executive Officer and Chief Financial Officer supervised and participated in UniSource Energy and TEP’s evaluation of their disclosure controls and procedures as such term is defined under Rule 13a - 15(e) or Rule 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2006. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in UniSource Energy and TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Based upon the evaluation performed, UniSource Energy and TEP’s Chief Executive Officer and Chief Financial Officer concluded that UniSource Energy and TEP’s disclosure controls and procedures are effective.

While UniSource Energy and TEP continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting, there has been no change in UniSource Energy or TEP’s internal control over financial reporting during the first quarter of 2006, that has materially affected, or is reasonably likely to materially affect, UniSource Energy or TEP’s internal control over financial reporting.

UniSource Energy’s Management’s Report on Internal Control Over Financial Reporting Under 404 of Sarbanes-Oxley appears as the first report under Item 8 in UniSource Energy’s and TEP’s 2005 Annual Report on Form 10-K and the Report of Independent Registered Public Accounting Firm appears as the second report under Item 8.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

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

On October 3, 2005, the state court sustained defendants’ joint motion to dismiss and dismissed the master complaint without leave to amend. Before a hearing was held on the cross-defendants’ motion to dismiss, Duke and Reliant entered into stipulations for dismissal of their cross-complaints with TEP and the other cross-defendants. The stipulations provided that orders of dismissal would be entered upon final approval of Duke and Reliant’s pending settlement with the plaintiffs. On March 14, 2006, the state court granted final approval of the Duke settlement. Accordingly, TEP has been dismissed, from the Duke antitrust proceeding, subject to any appeals. Final approval of the Reliant settlement is still pending.

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

ITEM 1A. - RISK FACTORS

The business and financial results of UniSource Energy and TEP are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in the 2005 Annual Report on Form 10-K.

ITEM 5. - OTHER INFORMATION

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

Adjusted EBITDA and Net Cash Flows from Operating Activities

	Three Months Ended March 31,
UniSource Energy	2006	2005
	- Millions of Dollars -
Adjusted EBITDA	$116	$82
Net Cash Flows from Operating Activities	$52	$40

	Three Months Ended March 31,
TEP	2006	2005
	- Millions of Dollars -
Adjusted EBITDA	$100	$71
Net Cash Flows from Operating Activities	$43	$37

Reconciliation of Adjusted EBITDA to Cash Flows from Operations

	Three Months Ended March 31,
UniSource Energy	2006	2005
	- Millions of Dollars -
Adjusted EBITDA (1)	$116	$82
Amounts from the Income Statements:
Less: Income Taxes	14	(1)
Less: Total Interest Expense	37	40
Changes in Assets and Liabilities and Other Non-Cash Items	(13)	(3)
Net Cash Flows from Operating Activities	$52	$40

	Three Months Ended March 31,
TEP	2006	2005
	- Millions of Dollars -
Adjusted EBITDA (1)	$100	$71
Amounts from the Income Statements:
Less: Income Taxes	12	(2)
Less: Total Interest Expense	31	37
Changes in Assets and Liabilities and Other Non-Cash Items	(14)	1
Net Cash Flows from Operating Activities	$43	$37

(1) Adjusted EBITDA was calculated as follows:

	Three Months Ended March 31,
UniSource Energy	2006	2005
	- Millions of Dollars -
Net Income	$17	$(4)
Amounts from the Income Statements:
Less: Discontinued Operations - Net of Tax	(3)	(1)
Plus: Income Taxes	14	(1)
Total Interest Expense	37	40
Depreciation and Amortization	31	35
Amortization of Transition Recovery Asset	12	9
Depreciation included in Fuel and Other O&M Expense (see Note 13 of Notes to Consolidated Financial Statements)	2	2
Adjusted EBITDA	$116	$82

	Three Months Ended March 31,
TEP	2006	2005
	- Millions of Dollars -
Net Income	$17	$(5)
Amounts from the Income Statements:
Plus: Income Taxes	12	(2)
Total Interest Expense	31	37
Depreciation and Amortization	26	30
Amortization of Transition Recovery Asset	12	9
Depreciation included in Fuel and Other O&M Expense (see Note 13 of Notes to Consolidated Financial Statements)	2	2
Adjusted EBITDA	$100	$71

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

	As of March 31, 2006	As of December 31, 2005
	- Millions of Dollars -
Net Debt	$1,345	$1,379
Total Debt and Capital Lease Obligations	$1,491	$1,535

Reconciliation of Total Debt and Capital Lease Obligations to Net Debt

	As of March 31, 2006	As of December 31, 2005
	- Millions of Dollars -
Long-Term Debt	$821	$821
Current Portion - Long-Term Debt	-	-
Total Debt	821	821

Capital Lease Obligations	615	665
Current Portion - Capital Lease Obligations	55	49
Total Debt and Capital Lease Obligations	1,491	1,535

Investment in Lease Debt	(146)	(156)
Net Debt	$1,345	$1,379

Ratio of Earnings to Fixed Charges

The following table reflects the ratio of earnings to fixed charges for UniSource Energy and TEP:

	3 Months Ended	12 Months Ended
	March 31, 2006	March 31, 2006
UniSource Energy	1.86	1.79

TEP	1.87	1.89

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

UNISOURCE ENERGY CORPORATION
(Registrant)

Date: May 5, 2006	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal
Financial Officer

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date: May 5, 2006	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal
Financial Officer

EXHIBIT INDEX

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