Form 10-Q
period 2006-09-30
UNISOURCE ENERGY CORP; TUCSON ELECTRIC POWER CO
filed 2006-11-03
CIK 941138, 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
                      (Mark One)
                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

                [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from  ______ to _______.

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

At October 31, 2006, 35,231,227 shares of UniSource Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding.

At October 31, 2006, 32,139,435 shares of Tucson Electric Power Company’s common stock, no par value, were outstanding, all of which were held by UniSource Energy Corporation.

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

DEFINITIONS

The abbreviations and acronyms used in the 2006 third quarter 10-Q are defined below:

1992 Mortgage	TEP’s Indenture of Mortgage and Deed of Trust, dated as of December 1, 1992, to the Bank of New York, successor trustee, as supplemented.
1992 Mortgage Bonds	Bonds issued under the 1992 Mortgage.
ACC	Arizona Corporation Commission.
ACC Holding Company Order	The order approved by the ACC in November 1997 allowing TEP to form a holding company.
AMT	Alternative Minimum Tax.
Btu	British thermal unit(s).
Capacity	The ability to produce power; the most power a unit can produce or the maximum that can be taken under a contract; measured in MWs.
Citizens	Citizens Communications Company.
Common Stock	UniSource Energy’s common stock, without par value.
Company or UniSource Energy	UniSource Energy Corporation.
Cooling Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting 75 from the average of the high and low daily temperatures.
Emission Allowance(s)	An allowance issued by the EPA which permits emission of one ton of sulfur dioxide or one ton of nitrogen oxide. These allowances can be bought and sold.
Energy	The amount of power produced over a given period of time; measured in MWh.
EPA	Environmental Protection Agency.
ESP	Energy Service Provider.
FAS 71	Statement of Financial Accounting Standards No. 71: Accounting for the Effects of Certain Types of Regulation.
FAS 133	Statement of Financial Accounting Standards No. 133: Accounting for Derivative Instruments and Hedging Activities, as amended.
FAS 143	Statement of Financial Accounting Standards No. 143: Accounting for Asset Retirement Obligations.
FERC	Federal Energy Regulatory Commission.
Fixed CTC	Competitive Transition Charge representing $0.009 that is included in TEP’s average retail rate of $0.083 per kWh.
Four Corners	Four Corners Generating Station.
Global Solar	Global Solar Energy, Inc., a company that develops and manufactures thin-film photovoltaic cells. Millennium sold its interest in Global Solar in March 2006.
Haddington	Haddington Energy Partners II, LP, a limited partnership that funds energy-related investments.
IPS	Infinite Power Solutions, Inc., a company that develops thin-film batteries. Millennium owns 8.9% of IPS.
IRS	Internal Revenue Service.
kWh	Kilowatt-hour(s).
kV	Kilovolt(s).
LIBOR	London Interbank Offered Rate.
Luna	Luna Energy Facility.
Mark-to-Market Adjustments	Forward energy sales and purchase contracts that are considered to be derivatives are adjusted monthly by recording unrealized gains and losses to reflect the market prices at the end of each month.
MEG	Millennium Environment Group, Inc., a wholly-owned subsidiary of Millennium, which manages and trades emission allowances and related financial instruments.
MicroSat	MicroSat Systems, Inc., a company formed to develop and commercialize small-scale satellites. Millennium sold its investment in MicroSat in January 2006.

Millennium	Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UniSource Energy.
MMBtu	Million British Thermal Units.
MW	Megawatt(s).
MWh	Megawatt-hour(s).
Navajo	Navajo Generating Station.
NOL	Net Operating Loss carryback or carryforward for income tax purposes.
Phelps Dodge Decision	An Arizona Court of Appeals decision issued in 2005 that invalidated portions of the ACC’s Retail Electric Competition Rules.
PGA	Purchased Gas Adjuster, a retail rate mechanism designed to recover the cost of gas purchased for retail gas customers.
PPFAC	Purchased Power and Fuel Adjustment Clause.
PWCC	Pinnacle West Capital Corporation.
Rules	Retail Electric Competition Rules.
San Juan	San Juan Generating Station.
Settlement Agreement	TEP’s Settlement Agreement approved by the ACC in November 1999 that provided for electric retail competition and transition asset recovery.
Springerville	Springerville Generating Station.
Springerville Coal Handling Facilities Leases	Leveraged lease arrangements relating to the coal handling facilities serving Springerville.
Springerville Common Facilities	Facilities at Springerville used in common with Springerville Unit 1 and Springerville Unit 2 and partly by Springerville Unit 3.
Springerville Common Facilities Leases	Leveraged lease arrangements relating to an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 1	Unit 1 of the Springerville Generating Station.
Springerville Unit 1 Leases	Leveraged lease arrangements relating to Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 2	Unit 2 of the Springerville Generating Station.
Springerville Unit 3	Unit 3 of the Springerville Generating Station.
SRP	Salt River Project Agricultural Improvement and Power District.
Sundt	H. Wilson Sundt Generating Station (formerly known as the Irvington Generating Station).
SWG	Southwest Gas Corporation.
TEP	Tucson Electric Power Company, the principal subsidiary of UniSource Energy.
TEP Credit Agreement	Amended and Restated Credit Agreement between TEP and a syndicate of banks, dated as of August 11, 2006.
TEP Guarantee Home Program	The TEP Home Guarantee Program provides incentives to new home builders to construct homes that meet the highest construction and energy-efficient standards available.
TEP Revolving Credit Facility	Revolving credit facility under the TEP Credit Agreement.
Therm	A unit of heating value equivalent to 100,000 British thermal units (Btu).
Track A	An order issued by the ACC in 2002 which granted a waiver from the requirement in TEP’s Settlement Agreement that TEP transfer its generating assets to a subsidiary.
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

v

UES
UniSource Energy Services, Inc., an intermediate holding company established to own the operating companies (UNS Gas and UNS Electric) which acquired the Citizens’ Arizona gas and electric utility assets in 2003.

UES Settlement Agreement	An agreement with the ACC Staff dated April 1, 2003, addressing rate case and financing issues in the acquisition by UniSource Energy of Citizens’ Arizona gas and electric assets.
UniSource Credit Agreement	Amended and Restated Credit Agreement between UniSource Energy and a syndicate of banks, dated as of August 11, 2006.
UniSource Energy	UniSource Energy Corporation.
UNS Electric	UNS Electric, Inc., a wholly-owned subsidiary of UES, which acquired the Citizens Arizona electric utility assets in 2003.
UNS Gas	UNS Gas, Inc., a wholly-owned subsidiary of UES, which acquired the Citizens Arizona gas utility assets in 2003.
UNS Gas/UNS Electric Revolver	Revolving credit facility under the Amended and Restated Credit Agreement among UNS Gas and UNS Electric as borrowers, and UES as guarantor, and a syndicate of banks, dated as of August 11, 2006.
Valencia	Valencia power plant owned by UNS Electric.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
UniSource Energy Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of UniSource Energy Corporation and its subsidiaries (the Company) as of September 30, 2006, and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2006 and 2005 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2006 and 2005 and the condensed consolidated statement of changes in stockholders' equity and comprehensive income for the nine-month period ended September 30, 2006. These interim financial statements are the responsibility of the Company’s management.

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
November 1, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of
Tucson Electric Power Company:

We have reviewed the accompanying condensed consolidated balance sheet of Tucson Electric Power Company and its subsidiaries (the Company) as of September 30, 2006, and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2006 and 2005 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2006 and 2005 and the condensed consolidated statement of changes in stockholder's equity and comprehensive income for the nine-month period ended September 30, 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, of cash flows, of capitalization, of changes in stockholders' equity and comprehensive income for the year then ended, and in our report dated March 3, 2006, we expressed unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
November 1, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended			Nine Months Ended
September 30,			September 30,
2006	2005		2006	2005
(Unaudited)			(Unaudited)
-Thousands of Dollars- (Except Per Share Amounts)			-Thousands of Dollars- (Except Per Share Amounts)
		Operating Revenues
$ 298,641	$ 296,003	Electric Retail Sales	$ 728,697	$ 699,378
46,488	30,830	Electric Wholesale Sales	137,790	107,881
20,615	16,231	Gas Revenue	109,150	88,838
9,896	3,934	Other Revenues	23,352	10,866
375,640	346,998	Total Operating Revenues	998,989	906,963

		Operating Expenses
78,301	66,510	Fuel	197,660	169,664
91,327	105,982	Purchased Energy	250,417	239,286
59,856	49,048	Other Operations and Maintenance	175,406	166,964
33,330	33,136	Depreciation and Amortization	96,767	99,800
21,959	20,242	Amortization of Transition Recovery Asset	51,080	43,865
10,232	10,248	Taxes Other Than Income Taxes	35,145	36,037
295,005	285,166	Total Operating Expenses	806,475	755,616
80,635	61,832	Operating Income	192,514	151,347

		Other Income (Deductions)
4,582	4,657	Interest Income	14,651	14,694
1,814	3,261	Other Income	5,436	6,064
(206)	(25)	Other Expense	(1,181)	(2,267)
6,190	7,893	Total Other Income (Deductions)	18,906	18,491

		Interest Expense
18,855	18,002	Long-Term Debt	56,747	58,098
17,974	20,078	Interest on Capital Leases	55,047	59,225
1,080	-	Loss on Extinguishment of Debt	1,080	5,261
4,303	833	Other Interest Expense	6,876	2,502
(1,304)	(845)	Interest Capitalized	(4,652)	(3,234)
40,908	38,068	Total Interest Expense	115,098	121,852

45,917	31,657	Income from Continuing Operations before Income Taxes	96,322	47,986
17,714	11,856	Income Tax Expense	38,630	19,483

28,203	19,801	Income from Continuing Operations	57,692	28,503
-	(1,404)	Discontinued Operations - Net of Tax	(2,669)	(4,421)

$ 28,203	$ 18,397	Net Income	$ 55,023	$ 24,082

35,308	34,863	Weighted-average Shares of Common Stock Outstanding (000)	35,223	34,734

		Basic Earnings (Loss) per Share
$ 0.80	$ 0.57	Income from Continuing Operations	$ 1.64	$ 0.82
-	(0.04)	Discontinued Operations - Net of Tax	(0.08)	(0.13)
$ 0.80	$ 0.53	Net Income	$ 1.56	$ 0.69

		Diluted Earnings (Loss) per Share
$ 0.73	$ 0.53	Income from Continuing Operations	$ 1.53	$ 0.80
-	(0.04)	Discontinued Operations - Net of Tax	(0.07)	(0.12)
$ 0.73	$ 0.49	Net Income	$ 1.46	$ 0.68

$ 0.21	$ 0.19	Dividends Declared per Share	$ 0.63	$ 0.57

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)
	-Thousands of Dollars-
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$759,535	$730,791
Cash Receipts from Electric Wholesale Sales	180,832	156,408
Cash Receipts from Gas Sales	139,334	115,484
MEG Cash Receipts from Trading Activity	194	62,414
Interest Received	21,345	22,400
Performance Deposits	5,666	14,506
Sale of Excess Emission Allowances	7,081	9,242
Income Tax Refunds Received	553	1,484
Other Cash Receipts	8,531	5,495
Fuel Costs Paid	(184,417)	(172,852)
Purchased Energy Costs Paid	(288,399)	(276,583)
Wages Paid, Net of Amounts Capitalized	(77,429)	(71,731)
Payment of Other Operations and Maintenance Costs	(107,754)	(111,419)
MEG Cash Payments for Trading Activity	(812)	(73,899)
Capital Lease Interest Paid	(62,780)	(67,693)
Taxes Paid, Net of Amounts Capitalized	(98,886)	(94,729)
Interest Paid, Net of Amounts Capitalized	(58,504)	(62,833)
Income Taxes and Related Interest Paid	(40,220)	(5,777)
Excess Tax Benefit from Stock Option Exercises	(1,106)	(1,945)
Net Cash Used by Operating Activities of Discontinued Operations	(2,710)	(4,789)
Other Cash Payments	(2,763)	(3,556)
Net Cash Flows – Operating Activities	197,291	170,418

Cash Flows from Investing Activities
Capital Expenditures	(158,755)	(139,445)
Payments for Investment in Lease Equity	(48,025)	-
Sale of Subsidiary	16,000	-
Proceeds from Investment in Lease Debt	22,158	13,646
Return of Investment from Millennium	4,743	8,978
Proceeds from Sale of Land	-	2,255
Other Cash Receipts	2,178	6,542
Investment in and Loans to Equity Investees	(4,518)	(4,270)
Net Cash Used by Investing Activities of Discontinued Operations	(46)	(53)
Other Cash Payments	(1,487)	-
Net Cash Flows - Investing Activities	(167,752)	(112,347)

Cash Flows from Financing Activities
Proceeds from Borrowings under Revolving Credit Facilities	155,000	40,000
Payments on Borrowings under Revolving Credit Facilities	(119,000)	(40,000)
Proceeds from Issuance of Long-Term Debt	30,000	240,000
Repayments of Long-Term Debt	(88,000)	(284,266)
Payments on Capital Lease Obligations	(61,175)	(52,665)
Common Stock Dividends Paid	(14,715)	(13,108)
Proceeds from Stock Options Exercised	3,682	7,286
Other Cash Receipts	9,886	8,982
Payment of Debt Issue/Retirement Costs	(1,898)	(12,417)
Excess Tax Benefit from Stock Option Exercises	1,106	1,945
Other Cash Payments	(3,851)	(4,566)
Net Cash Flows - Financing Activities	(88,965)	(108,809)

Net Decrease in Cash and Cash Equivalents	(59,426)	(50,738)
Cash and Cash Equivalents, Beginning of Year	144,679	154,028
Cash and Cash Equivalents, End of Period	$85,253	$103,290

See Note 15 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, December 31,
	2006	2005
	(Unaudited)
ASSETS	- Thousands of Dollars -
Utility Plant
Plant in Service	$3,367,406	$3,167,900
Utility Plant under Capital Leases	705,609	723,900
Construction Work in Progress	98,241	160,186
Total Utility Plant	4,171,256	4,051,986
Less Accumulated Depreciation and Amortization	(1,467,475)	(1,408,158)
Less Accumulated Amortization of Capital Lease Assets	(492,838)	(472,367)
Total Utility Plant - Net	2,210,943	2,171,461

Investments and Other Property
Investments in Lease Debt and Equity	181,459	156,301
Noncurrent Assets of Subsidiary Held for Sale	-	13,065
Other	66,261	58,468
Total Investments and Other Property	247,720	227,834

Current Assets
Cash and Cash Equivalents	85,253	144,679
Trade Accounts Receivable	124,825	99,338
Unbilled Accounts Receivable	51,921	53,920
Allowance for Doubtful Accounts	(16,186)	(15,037)
Materials and Fuel Inventory	69,931	65,716
Trading Assets	25,257	36,418
Current Regulatory Assets	10,299	15,563
Deferred Income Taxes - Current	14,647	9,104
Interest Receivable - Current	3,898	9,830
Current Assets of Subsidiary Held for Sale	-	16,639
Other	13,855	17,717
Total Current Assets	383,700	453,887

Regulatory and Other Assets
Transition Recovery Asset	116,531	167,611
Income Taxes Recoverable Through Future Revenues	37,092	39,936
Other Regulatory Assets	20,568	20,944
Other Assets	46,164	57,254
Total Regulatory and Other Assets	220,355	285,745

Total Assets	$3,062,718	$3,138,927

See Notes to Condensed Consolidated Financial Statements.

(Comparative Condensed Consolidated Balance Sheets Continued)

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
CAPITALIZATION AND OTHER LIABILITIES	- Thousands of Dollars -
Capitalization
Common Stock	$695,589	$689,185
Accumulated Deficit	(32,929)	(65,861)
Accumulated Other Comprehensive Loss	(11,997)	(6,583)
Common Stock Equity	650,663	616,741
Capital Lease Obligations	586,728	665,737
Long-Term Debt	1,177,420	1,212,420
Total Capitalization	2,414,811	2,494,898

Current Liabilities
Current Obligations under Capital Leases	59,089	48,804
Borrowing Under Revolving Credit Facilities	17,000	5,000
Current Maturities of Long-Term Debt	6,000	5,000
Accounts Payable	74,747	98,085
Income Taxes Payable	19,333	29,826
Interest Accrued	29,453	57,386
Trading Liabilities	16,341	27,300
Taxes Accrued	47,492	34,978
Accrued Employee Expenses	17,237	16,052
Customer Deposits	18,335	15,463
Current Liabilities of Subsidiary Held for Sale	-	2,206
Other	19,812	3,933
Total Current Liabilities	324,839	344,033

Deferred Credits and Other Liabilities
Deferred Income Taxes - Noncurrent	107,065	106,820
Regulatory Liability - Net Cost of Removal for Interim Retirements	84,806	78,535
Other	131,197	114,641
Total Deferred Credits and Other Liabilities	323,068	299,996

Commitments and Contingencies (Note 6)

Total Capitalization and Other Liabilities	$3,062,718	$3,138,927

See Notes to Condensed Consolidated Financial Statements.

(Comparative Condensed Consolidated Balance Sheets Concluded)

UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

				Accumulated
	Common			Other	Total
	Shares	Common	Accumulated	Comprehensive	Stockholders'
	Issued*	Stock	Deficit	Loss	Equity
	(Unaudited)
	- Thousands of Dollars -

Balances at December 31, 2005	34,874	$689,185	$(65,861)	$(6,583)	$616,741

Comprehensive Income:
Net Income	-	-	55,023	-	55,023

Unrealized Loss on Cash Flow Hedges
(net of $3,814 income taxes)	-	-	-	(5,818)	(5,818)

Reclassification of Net Unrealized Gains and
Losses on Cash Flow Hedges to Net Income
(net of $265 income taxes)	-	-	-	404	404

Total Comprehensive Income					49,609

Dividends Declared	-	-	(22,091)	-	(22,091)
Shares Issued under Stock Compensation Plans	11	-	-	-	-
Shares Issued for Stock Options	237	3,679	-	-	3,679
Tax Benefit Realized from Stock Options Exercised	-	1,106	-	-	1,106
Other	-	1,619	-	-	1,619

Balances at September 30, 2006	35,122	$695,589	$(32,929)	$(11,997)	$650,663

* UniSource Energy has 75 million authorized shares of common stock.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended			Nine Months Ended
September 30,			September 30,
2006	2005		2006	2005
(Unaudited)			(Unaudited)
- Thousands of Dollars -			- Thousands of Dollars -
		Operating Revenues
$ 248,188	$ 248,454	Electric Retail Sales	$ 605,215	$ 584,130
46,425	30,771	Electric Wholesale Sales	137,601	107,701
9,352	3,009	Other Revenues	22,124	9,188
303,965	282,234	Total Operating Revenues	764,940	701,019

		Operating Expenses
78,302	66,510	Fuel	197,660	169,664
41,884	63,293	Purchased Power	87,888	103,344
47,337	35,629	Other Operations and Maintenance	139,331	130,819
28,772	28,949	Depreciation and Amortization	83,504	86,903
21,959	20,242	Amortization of Transition Recovery Asset	51,080	43,865
8,218	8,737	Taxes Other Than Income Taxes	29,058	30,304
226,472	223,360	Total Operating Expenses	588,521	564,899
77,493	58,874	Operating Income	176,419	136,120

		Other Income (Deductions)
3,864	4,396	Interest Income	12,454	14,115
-	-	Interest Income - Note Receivable from UniSource Energy	-	1,684
1,644	1,729	Other Income	4,018	3,527
(247)	(339)	Other Expense	(1,031)	(1,338)
5,261	5,786	Total Other Income (Deductions)	15,441	17,988

		Interest Expense
12,965	12,128	Long-Term Debt	38,669	43,565
17,960	20,070	Interest on Capital Leases	55,024	59,199
685	-	Loss on Extinguishment of Debt	685	5,261
3,986	790	Other Interest Expense	5,852	2,173
(1,197)	(902)	Interest Capitalized	(3,958)	(2,911)
34,399	32,086	Total Interest Expense	96,272	107,287

48,355	32,574	Income Before Income Taxes	95,588	46,821
18,754	12,210	Income Tax Expense	38,180	18,999

$ 29,601	$ 20,364	Net Income	$ 57,408	$ 27,822

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)
	-Thousands of Dollars-
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$632,986	$610,581
Cash Receipts from Electric Wholesale Sales	180,832	156,344
Interest Received	18,446	20,653
Interest Received - UniSource	-	11,013
Sale of Excess Emission Allowances	7,081	9,242
Other Cash Receipts	6,852	2,567
Income Taxes Refunds Received	-	713
Fuel Costs Paid	(184,359)	(172,852)
Purchased Power Costs Paid	(129,453)	(133,476)
Wages Paid, Net of Amounts Capitalized	(60,488)	(57,691)
Payment of Other Operations and Maintenance Costs	(95,570)	(95,299)
Capital Lease Interest Paid	(62,758)	(67,667)
Taxes Paid, Net of Amounts Capitalized	(72,958)	(69,415)
Interest Paid, Net of Amounts Capitalized	(36,706)	(48,054)
Income Taxes and Related Interest Paid	(58,714)	(18,400)
Other Cash Payments	(1,690)	(2,648)
Net Cash Flows – Operating Activities	143,501	145,611

Cash Flows from Investing Activities
Capital Expenditures	(111,463)	(103,922)
Payments for Investment in Lease Equity	(48,025)	-
Proceeds from Investment in Lease Debt	22,158	13,646
Other Cash Payments	(1,004)	-
Other Cash Receipts	-	7,305
Net Cash Flows - Investing Activities	(138,334)	(82,971)

Cash Flows from Financing Activities
Proceeds from Borrowings under Revolving Credit Facility	105,000	40,000
Payments on Borrowings under Revolving Credit Facility	(100,000)	(40,000)
Payments on Capital Lease Obligations	(61,111)	(52,605)
Equity Investment from UniSource Energy	-	110,000
Proceeds from Repayment of UniSource Energy Note	-	95,393
Repayments of Long-Term Debt	-	(281,766)
Other Cash Receipts	13,368	15,128
Payment of Debt Issue/Retirement Costs	(1,439)	(5,233)
Dividends Paid to UniSource Energy	-	(15,000)
Other Cash Payments	(863)	(7,864)
Net Cash Flows - Financing Activities	(45,045)	(141,947)

Net Decrease in Cash and Cash Equivalents	(39,878)	(79,307)
Cash and Cash Equivalents, Beginning of Year	53,433	113,207
Cash and Cash Equivalents, End of Period	$13,555	$33,900

See Note 15 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS	- Thousands of Dollars -
Utility Plant
Plant in Service	$3,007,151	$2,861,511
Utility Plant under Capital Leases	704,904	723,195
Construction Work in Progress	78,640	132,427
Total Utility Plant	3,790,695	3,717,133
Less Accumulated Depreciation and Amortization	(1,425,769)	(1,378,362)
Less Accumulated Amortization of Capital Lease Assets	(492,551)	(472,149)
Total Utility Plant - Net	1,872,375	1,866,622

Investments and Other Property
Investments in Lease Debt and Equity	181,458	156,301
Other	30,137	27,013
Total Investments and Other Property	211,595	183,314

Current Assets
Cash and Cash Equivalents	13,555	53,433
Trade Accounts Receivable	105,978	78,487
Unbilled Accounts Receivable	37,981	29,658
Allowance for Doubtful Accounts	(15,629)	(14,528)
Intercompany Accounts Receivable	9,441	5,807
Income Taxes Receivable	4,413	-
Materials and Fuel Inventory	60,622	57,815
Current Regulatory Assets	10,299	9,663
Deferred Income Taxes - Current	13,896	10,684
Interest Receivable - Current	3,898	9,747
Trading Assets	16,444	12,338
Other	11,906	10,240
Total Current Assets	272,804	263,344

Regulatory and Other Assets
Transition Recovery Asset	116,531	167,611
Income Taxes Recoverable Through Future Revenues	37,092	39,936
Other Regulatory Assets	20,182	20,634
Other Assets	30,312	34,582
Total Regulatory and Other Assets	204,117	262,763

Total Assets	$2,560,891	$2,576,043

See Notes to Condensed Consolidated Financial Statements.

(Comparative Condensed Consolidated Balance Sheets Continued)

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
CAPITALIZATION AND OTHER LIABILITIES	- Thousands of Dollars -
Capitalization
Common Stock	$795,971	$795,971
Capital Stock Expense	(6,357)	(6,357)
Accumulated Deficit	(166,977)	(224,385)
Accumulated Other Comprehensive Loss	(12,403)	(6,583)
Common Stock Equity	610,234	558,646
Capital Lease Obligations	586,357	665,299
Long-Term Debt	821,170	821,170
Total Capitalization	2,017,761	2,045,115

Current Liabilities
Current Obligations under Capital Leases	58,999	48,718
Borrowing Under Revolving Credit Facility	5,000	-
Accounts Payable	55,764	62,974
Intercompany Accounts Payable	9,536	9,362
Income Taxes Payable	-	17,111
Interest Accrued	26,958	50,230
Taxes Accrued	39,399	27,260
Accrued Employee Expenses	15,204	14,585
Trading Liabilities	10,439	2,923
Other	13,902	10,687
Total Current Liabilities	235,201	243,850

Deferred Credits and Other Liabilities
Deferred Income Taxes - Noncurrent	130,219	119,895
Regulatory Liability - Net Cost of Removal for Interim Retirements	79,753	74,825
Other	97,957	92,358
Total Deferred Credits and Other Liabilities	307,929	287,078

Commitments and Contingencies (Note 6)

Total Capitalization and Other Liabilities	$2,560,891	$2,576,043

See Notes to Condensed Consolidated Financial Statements.

(Comparative Condensed Consolidated Balance Sheets Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME

				Accumulated
		Capital		Other	Total
	Common	Stock	Accumulated	Comprehensive	Stockholder's
	Stock	Expense	Deficit	Loss	Equity
	(Unaudited)
	- Thousands of Dollars -

Balances at December 31, 2005	$795,971	$(6,357)	$(224,385)	$(6,583)	$558,646

Comprehensive Income:
Net Income	-	-	57,408	-	57,408

Unrealized Loss on Cash Flow Hedges
(net of $4,081income taxes)	-	-	-	(6,224)	(6,224)

Reclassification of Net Unrealized Gains and
Losses on Cash Flow Hedges to Net Income
(net of $265 income taxes)	-	-	-	404	404

Total Comprehensive Income					51,588

Balances at September 30, 2006	$795,971	$(6,357)	$(166,977)	$(12,403)	$610,234

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

TEP, a regulated public utility incorporated in Arizona since 1963, is UniSource Energy’s largest operating subsidiary and represented approximately 84% of UniSource Energy’s assets as of September 30, 2006. TEP generates, transmits and distributes electricity. TEP serves 389,000 retail electric customers in a 1,155 square mile area in Southern Arizona. TEP also sells electricity to other utilities and power marketing entities primarily located in the western U.S.

UES holds the common stock of UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric). UES has no significant operations of its own. UNS Gas is a gas distribution company serving approximately 142,000 retail customers in Mohave, Yavapai, Coconino, and Navajo Counties in northern Arizona, as well as Santa Cruz County in southeast Arizona. UNS Electric is an electric transmission and distribution company serving approximately 93,000 retail customers in Mohave and Santa Cruz Counties.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

    TEP’s transmission and distribution regulatory assets, net of regulatory liabilities, totaled $104 million at September 30, 2006 and $163 million at December 31, 2005. Regulatory assets of $30 million are not presently included in rate base and consequently are not earning a return on investment. These regulatory assets are being recovered through the cost of service or are authorized to be collected in future base rates.

TEP regularly assesses whether it can continue to apply FAS 71 to its cost-based rate regulated operations. If TEP stopped applying FAS 71 to these operations, it would write off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory asset balances, net of regulatory liabilities, at September 30, 2006, if TEP had stopped applying FAS 71 to its remaining cost-based rate regulated operations, it would have recorded an extraordinary after-tax loss of $63 million. While regulatory orders and market conditions may affect cash flows, TEP’s cash flows would not be affected if it stopped applying FAS 71.

UNS Gas and UNS Electric

UNS Gas and UNS Electric’s regulatory liabilities exceeded their regulatory assets by $21 million at September 30, 2006. At December 31, 2005, UNS Gas and UNS Electric’s regulatory liabilities exceeded their regulatory assets by $4 million. As of September 30, 2006, UNS Electric has $9 million of regulatory liabilities that are not included in rate base. If UNS Gas and UNS Electric stopped applying FAS 71 to their regulated operations, they would write off the related balances of their regulatory assets as an expense and would write off their regulatory liabilities as income on their income statements. Based on the balances of regulatory liabilities and assets at September 30, 2006, if UNS Gas and UNS Electric had stopped applying FAS 71 to their regulated operations, UNS Gas would record an extraordinary after-tax gain of $7 million and UNS Electric would record an extraordinary after-tax gain of $6 million. UNS Gas and UNS Electric’s cash flows would not be affected if they stopped applying FAS 71.

 RECENT REGULATORY ACTION

    TEP

    Settlement Agreement

    In 1999, the ACC approved the Rules that provided a framework for the introduction of retail electric competition in Arizona, as well as the Settlement Agreement between TEP and certain customer groups related to the implementation of retail electric competition in Arizona.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Rules and the Settlement Agreement established:

•	a period from November 1999 through 2008 for TEP to transition its generation assets from a cost of service based rate structure to a market, or competitive, rate structure;
•	the recovery through rates during the transition period of $450 million of stranded generation costs through a fixed competitive transition charge (Fixed CTC);
•	capped rates for TEP retail customers through 2008;
•	an ACC interim review of TEP retail rates in 2004;
•	unbundling of electric services with separate rates or prices for generation, transmission, distribution, metering, meter reading, billing and collection, and ancillary services;
•	a process for ESPs to become licensed by the ACC to sell generation services at market prices to TEP retail customers;
•	access for TEP retail customers to buy market priced generation services from ESPs beginning in 2000 (currently, no TEP customers are purchasing generation services from ESPs);
•	transmission and distribution services would remain subject to regulation on a cost of service basis; and
•	beginning in 2009, TEP’s generation would be market-based and its retail customers would pay the market rate for generation services.

2004 General Rate Case Information

In June 2004, as required by the Settlement Agreement, TEP filed general rate case information with the ACC. TEP’s filing did not propose any change in retail rates and, under the terms of the Settlement Agreement, no rate case filed by TEP through 2008 may result in a net rate increase. However, absent the restriction on raising rates, TEP believes that the data in its filing would justify an increase in retail rates of 16%.

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

In April 2006, the ACC ordered that a procedure be established to allow for an expeditious and complete review of: the Settlement Agreement and its effect on how TEP’s rates for generation services will be determined after December 31, 2008; TEP’s proposed amendments to the Settlement Agreement; and demand-side management (DSM), renewable energy standards (RES), and time of use tariffs (TOU).

TEP Testimony

On August 18, 2006, TEP filed testimony in the ACC proceedings to review the Settlement Agreement.
TEP’s testimony states TEP’s belief that it is entitled to charge market based generation service rates in 2009 and has complied with its obligations under the Settlement Agreement.

TEP testimony states that the Settlement Agreement provided the terms and conditions by which TEP is to transition into the competitive electric marketplace. The rate impact of charging market based generation service rates in 2009 would vary with market conditions which are influenced by the cost of natural gas. Assuming a natural gas cost of $7 per MMBtu, which equates to a wholesale power price of approximately $60 per MWh, TEP’s average retail rate would be expected to increase approximately 23% over current rates if 2009 generation service rates are market based.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Settlement Agreement required TEP to significantly change the way it conducted business. Under the terms of the Settlement Agreement, TEP agreed to: (i) rate reductions in 1999 and 2000; (ii) a rate freeze from July 1, 2000 through December 31, 2008, taking all the risk of inflation and cost increases; (iii) unbundled tariffed rates; (iv) accelerate depreciation of certain generation-related assets; (v) offset the standard offer generation rate (Market Generation Credit) by the amount of the Floating Competition Transition Charge; (vi) open its exclusive service territory to competition for generation service; (vii) assume the volatility and risk of market rates in 2009; and (viii) a rate check in 2004 when rates could not increase but could actually decrease.

In the testimony, TEP states that if the ACC or other parties to the Settlement Agreement seek to unilaterally change the contract and order TEP back to cost-of-service, which is a breach that will force TEP to protect its rights in court and seek an order, which may include an award for damages. TEP states that, if the ACC does not honor the Settlement Agreement, does not agree to one of TEP’s alternative proposals, and orders that TEP’s generation service rates will be based on traditional cost-of-service ratemaking without compensating TEP for the financial impacts of the Settlement Agreement, then TEP must: (1) file a rate case and (2) immediately file a lawsuit to preserve its right to declaratory relief and damages arising from the ACC’s breach of the Settlement Agreement. TEP states that the financial impacts and costs directly attributable to the Settlement Agreement exceed $850 million.

In the testimony, TEP offered alternatives to charging market based generation service rates after December 31, 2008, as described below.

The Market Phase-In Proposal

TEP proposed a market rate phase-in plan in the event that the ACC desires to maintain a competitive wholesale generation market, but wants to mitigate the immediate impact of market rates. Elements of the market rate phase-in include:

•
A cap would be set such that no customer class would realize an initial rate increase in excess of 12%. The phase-in period would begin in 2009, last approximately four years and then be fully market-based;

•	TEP’s current rates would remain frozen through the end of 2008; and

•	Implementation of the new DSM, RES and TOU programs and tariffs.

The Cost-of-Service (including Regulatory Asset and Energy Cost Adjustment Clause) Proposal

TEP’s cost-of-service proposal presents a framework for returning TEP to cost-of-service regulation for generation service if the ACC determines that it will abandon the concept of a competitive wholesale and retail generation market. Elements of the proposal include:

•	A new regulatory asset of $850 million to be included in rate base will be created to compensate TEP for the financial impacts and costs incurred in performing under the Settlement Agreement;

•	An energy cost adjustment clause (ECAC) to recover energy costs associated with serving the incremental retail load above that filed in its cost-of-service test year;

•	Immediate filing of a cost-of-service rate case in 2007;

•	Implementation of the new DSM, RES and TOU programs and tariffs; and

•	Restore exclusivity of TEP’s certificate of convenience and necessity.

The proposed ECAC would differ from some other purchase power and fuel clauses in that it would not include any fuel, purchased power or plant operating risks associated with serving the test year portion of TEP’s retail load. Also, the ECAC would not be a straight pass through of purchased power costs to serve the incremental load. In the event that TEP’s actual fuel and purchased power costs related to the incremental load

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

exceeded the ECAC rate, TEP would not be able to pass the “excess” costs through to customers. However, in the event that those costs were less than the ECAC rate, TEP would be entitled to retain those earnings.

If the ACC adopts TEP’s cost-of-service proposal and approves a new regulatory asset of $850 million and implementation of the ECAC mechanism, TEP expects that its average retail rate in 2009 would increase by approximately 26% over current rates.

Procedural Schedule

On November 1, 2006, the ALJ issued a procedural order establishing the following revised schedule to allow the parties additional time to conduct discovery and prepare testimony.

Date
ACC staff and intervenor testimony	January 8, 2007
TEP rebuttal testimony	January 29, 2007
ACC staff and intervenor rebuttal testimony	February 8, 2007
TEP rejoinder testimony	February 15, 2007
Hearings before ALJ	February 20, 2007

TEP cannot predict the outcome of the proceedings.

Renewable Energy Standard and Tariff

In October 2006, the ACC approved new Renewable Energy Standard and Tariff rules (REST rules) designed to require TEP, UNS Electric and other affected utilities to generate 15% of their total energy requirements from renewable energy technologies by 2025. To help offset the increased costs of meeting the more aggressive standard, the proposed REST rules allow a change in the existing Environmental Portfolio Surcharge. The proposed REST rules require affected utilities to file a request to recover the cost of installing and operating the renewable resources with the ACC. Any change in the surcharge is subject to ACC approval.

The proposed REST rules require utilities to file annual plans outlining the steps they are taking to meet the new standard. The proposed REST rules must be certified by the Arizona Attorney General before taking effect.

We cannot predict when or if the proposed REST rules will be certified.

UNS Gas

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

The PGA mechanism has two components, the PGA factor and the PGA surcharge or credit. The PGA factor is a mechanism that compares the twelve-month rolling weighted average gas cost to the base cost of gas, and automatically adjusts monthly, subject to limitations on how much the price per therm may change in a twelve month period. The actual gas and transportation costs that are either under or over collected through the base rate of $0.40 per therm or $4.00 per MMBtu and the PGA factor are charged or credited to a balancing account (PGA bank). In the nine months ended September 30, 2006, the average PGA factor was approximately $0.32 per therm or $3.20 per MMBtu.

The current annual cap on the maximum increase in the PGA factor is $0.10 per therm in a twelve month period. In January 2006, UNS Gas filed a request with the ACC to increase the cap to allow for more timely recovery of actual gas costs. In July 2006, UNS Gas requested this application be consolidated with its general rate case proceeding. See General Rate Case Filing, below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The PGA bank balance was over-collected at September 30, 2006, by $5.6 million on the basis as billed to customers, which exceeds the ACC-designated over recovery trigger point of $4.5 million. In October 2006, UNS Gas filed a proposal with the ACC that, if approved, would lower the PGA surcharge to $0.05 per therm in December 2006. Based on current projections of gas prices, UNS Gas believes that a lower surcharge amount would allow it to timely recover its gas costs and still provide rate relief to its customers.

Changes in the market price for gas, sales volumes and surcharge amount could significantly change the PGA bank balance in the future.

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

In September 2006, the ALJ issued a procedural order with the following schedule:

Filing	Date
ACC Staff & intervenor testimony	February 9, 2007
UNS Gas rebuttal testimony	March 9, 2007
ACC Staff & intervenor rebuttal testimony	March 30, 2007
UNS Gas rejoinder testimony	April 6, 2007
Hearing before ALJ	April 16, 2007

UNS Gas expects the ACC to rule on its rate case in the second half of 2007. Under the terms of the UES Settlement Agreement, new rates cannot go into effect before August 1, 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

SPRINGERVILLE COMMON FACILITIES LEASES

In 1985, TEP sold and leased back its undivided one-half ownership interest in the common facilities at the Springerville Generating Station. Under the terms of the Springerville Common Facilities Leases, TEP was required to arrange for refinancing or refunding of the secured notes underlying the leases prior to June 30, 2006 in order to avoid a special event of loss. A special event of loss results in a termination of the leases and would require TEP to repurchase the facilities for approximately $125 million. TEP refinanced the lease debt totaling $68 million in June 2006. The notes underlying the leases no longer have to be periodically refinanced to avoid a special event of loss. Interest is payable at LIBOR plus 1.5% for the next three years with the spread over LIBOR increasing every three years thereafter to 2% by June 2018. Prior to the refinancing, the interest rate was LIBOR plus 4%. The refinancing had no impact on the Springerville Common Facilities capital lease obligation or asset.

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

UNISOURCE ENERGY CREDIT AGREEMENT

In August 2006, UniSource Energy amended and restated its existing credit agreement (UniSource Credit Agreement). As amended, the UniSource Credit Agreement includes a $30 million term loan facility and a $70 million revolving credit facility. The UniSource Credit Agreement expires on August 11, 2011.

Quarterly principal payments of $1.5 million on the outstanding term loan are due beginning in September 2006, with the balance due at maturity. At September 30, 2006, there was $29 million outstanding under the term loan facility and $24 million outstanding under the UniSource Energy revolving credit facility at a weighted average interest rate of 6.64%.

We have the option of paying interest on the term loan and on borrowings under the revolving credit facility at adjusted LIBOR plus 1.25% or the sum of the greater of the federal funds rate plus 0.5% or the agent bank’s reference rate and 0.25%.

The UniSource Credit Agreement restricts additional indebtedness, liens, mergers, sales of assets, and certain investments and acquisitions. We must also meet: (1) a minimum cash flow to interest coverage ratio for UniSource Energy on a standalone basis and (2) a maximum leverage ratio on a consolidated basis. We may pay dividends if, after giving effect to the dividend payment, we have more than $15 million of unrestricted cash and unused revolving credit. As of September 30, 2006, we were in compliance with the terms of the UniSource Credit Agreement.

If an event of default occurs, the UniSource Credit Agreement may become immediately due and payable. An event of default includes failure to make required payments under the amended UniSource Credit Agreement, failure of UniSource Energy or certain subsidiaries to make payments or default on debt greater than $20 million, or certain bankruptcy events at UniSource Energy or certain subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TEP CREDIT AGREEMENT

In August 2006, TEP amended and restated its existing credit agreement (TEP Credit Agreement). The amendment reduced the interest rate and fees payable on TEP’s borrowings and letters of credit, and upon ACC approval, will increase the amount of its revolving credit facility from $60 million to $150 million, and extend the maturity from May 2010 to August 2011. In addition to the revolving credit facility, the TEP Credit Agreement includes a $341 million letter of credit facility which supports $329 million of tax-exempt variable rate bonds. The TEP Credit Agreement is secured by $401 million of 1992 Mortgage Bonds, which will increase to $491 million of 1992 Mortgage Bonds upon ACC approval of the increase in the revolving credit facility. This matter is pending before the ACC.

Interest rates and fees under the TEP Credit Agreement are based on a pricing grid tied to TEP’s credit ratings. Letter of credit fees are 0.55% per annum and amounts drawn under a letter of credit would bear interest at LIBOR plus 0.55% per annum. TEP has the option of paying interest on borrowings under the revolving credit facility at LIBOR plus 0.55% or the greater of the federal funds rate plus 0.5% or the agent bank’s reference rate.

The TEP Credit Agreement restricts additional indebtedness, liens, sale of assets and sale-leasebacks agreements. The TEP Credit Agreement also requires TEP to meet a minimum cash coverage ratio and a maximum leverage ratio. If TEP complies with the terms of the TEP Credit Agreement, TEP may pay dividends to UniSource Energy. As of September 30, 2006, TEP was in compliance with the terms of the TEP Credit Agreement.

If an event of default occurs, the TEP Credit Agreement may become immediately due and payable. An event of default includes failure to make required payments under the TEP Credit Agreement; change in control, as defined; failure of TEP or certain subsidiaries to make payments or default on debt greater than $20 million; or certain bankruptcy events at TEP or certain subsidiaries.

As of September 30, 2006, TEP had $5 million outstanding under its Revolving Credit Facility.

UNS GAS/UNS ELECTRIC REVOLVER

In August 2006, UNS Gas and UNS Electric amended and restated their existing unsecured revolving credit agreement (the UNS Gas/UNS Electric Revolver). The amendment reduced the interest rate payable on borrowings and, upon ACC approval, will increase the amount of the revolving credit facility to $60 million from $40 million, and extend the maturity from April 2008 to August 2011. Currently, either borrower may borrow up to a maximum of $30 million, but the combined amount borrowed cannot exceed $40 million. Upon ACC approval of the increase in the revolving credit facility, either borrower may borrow up to a maximum of $45 million, so long as the combined amount borrowed does not exceed $60 million. This matter is pending before the ACC.

UNS Gas is only liable for UNS Gas’ borrowings, and similarly, UNS Electric is only liable for UNS Electric’s borrowings under the UNS Gas/UNS Electric Revolver. UES guarantees the obligations of both UNS Gas and UNS Electric.

UNS Gas and UNS Electric each have the option of paying interest at LIBOR plus 1.0% or the greater of the federal funds rate plus 0.5% or the agent bank’s reference rate.

The UNS Gas/UNS Electric Revolver contains restrictions on additional indebtedness, liens, mergers and sales of assets. The UNS Gas/UNS Electric Revolver also contains a maximum leverage ratio and a minimum cash flow to interest coverage ratio for each borrower. As of September 30, 2006, UNS Gas and UNS Electric were each in compliance with the terms of the UNS Gas/UNS Electric Revolver.

If an event of default occurs, the UNS Gas/UNS Electric Revolver may become immediately due and payable. An event of default includes failure to make required payments under the UNS Gas/UNS Electric Revolver, certain change in control transactions, certain bankruptcy events of UNS Gas or UNS Electric, or failure of UES, UNS Gas or UNS Electric to make payments or default on debt greater than $4 million.

As of September 30, 2006, UNS Gas had no borrowings outstanding and UNS Electric had $12 million of borrowings outstanding under the UNS Gas/UNS Electric Revolver.

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

Significant reconciling adjustments consist of the elimination of inter-company activity and balances. Millennium subsidiaries recorded revenue from transactions with TEP of $4 million and $11 million during the three-month and nine-month periods ended September 30, 2006 and $3 million and $9 million during the three-month and nine-month periods ended September 30, 2005. TEP’s related expense is reported in Other Operations and Maintenance expense on its income statement. Millennium’s revenue and TEP’s related expense are eliminated in UniSource Energy consolidation. Other significant reconciling adjustments include the elimination of investments in subsidiaries held by UniSource Energy, the inter-company note between UniSource Energy and TEP repaid in March 2005, the related interest income and expense on the note and reclassifications of deferred tax assets and liabilities.

We disclose selected financial data for our reportable segments in the following table:

	Reportable Segments					Unisource
	TEP	UNS Gas	UNS Electric	All Other	Reconciling Adjustments	Energy Consolidated
Income Statement	-Millions of Dollars-
Three months ended September 30, 2006:
Operating Revenues - External	$304	$21	$51	$-	$-	$376
Operating Revenues - Intersegment	-	-	-	4	(4)	-
Income (Loss) from Continuing Operations Before Income Taxes	48	(3)	4	(3)	-	46
Net Income (Loss)	30	(2)	2	(2)	-	28

Three months ended September 30, 2005:
Operating Revenues - External	$281	$17	$48	$1	$-	$347
Operating Revenues - Intersegment	1	-	-	3	(4)	-
Income (Loss) from Continuing Operations Before Income Taxes	33	(3)	4	(2)	-	32
Discontinued Operations - Net of Tax	-	-	-	(1)	-	(1)
Net Income (Loss)	20	(2)	2	(2)	-	18

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Nine months ended September 30, 2006:
Operating Revenues - External	$763	$111	$125	$-	$-	$999
Operating Revenues - Intersegment	2	-	-	11	(13)	-
Income (Loss) from Continuing Operations Before Income Taxes	96	3	7	(10)	-	96
Discontinued Operations - Net of Tax	-	-	-	(3)	-	(3)
Net Income (Loss)	57	2	4	(8)	-	55

Nine months ended September 30, 2005:
Operating Revenues - External	$699	$91	$116	$1	$-	$907
Operating Revenues - Intersegment	2	-	-	9	(11)	-
Income (Loss) from Continuing Operations Before Income Taxes	47	4	6	(9)	-	48
Discontinued Operations - Net of Tax	-	-	-	(4)	-	(4)
Net Income (Loss)	28	2	4	(10)	-	24

Balance Sheet
Total Assets, September 30, 2006	$2,561	$227	$186	$1,028	$(939)	$3,063
Total Assets, December 31, 2005	2,575	233	161	1,044	(874)	3,139

NOTE 5. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND TRADING ACTIVITIES

  TEP INTEREST RATE SWAP

In June 2006, TEP entered into an interest rate swap in order to reduce the risk associated with unfavorable changes in variable interest rate payments related to changes in LIBOR. The swap has the effect of converting approximately $37 million of variable rate lease payments for the Springerville Common Lease to a fixed rate. The swap is designated as a cash flow hedge. The changes in interest payments related to changes in LIBOR were completely offset by the interest rate swap during the quarter ended September 30, 2006 and the swap is expected to completely offset cash flows attributable to future changes in the LIBOR rate. At September 30, 2006, the fair value of the swap, which is approximately $2 million, is recorded in Other Liabilities and the unrealized loss is recorded in Other Comprehensive Income, a component of Common Stock Equity. Amounts accumulated in Other Comprehensive Income will be reclassified to Interest on Capital Leases over the term of the lease. At September 30, 2006, we expect less than $1 million to be reclassified into earnings over the next 12 months.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The settlement of forward power purchase and sales contracts that do not result in physical delivery are recorded net as a component of Electric Wholesale Sales in TEP’s income statement. For the three months ended September 30, 2006, approximately $16 million in sales were netted against approximately $16 million in purchases. For the three months ended September 30, 2005, $2 million in sales were netted against $2 million in purchases. For the nine months ended September 30, 2006, approximately $44 million in sales were netted against approximately $42 million in purchases. For the nine months ended September 30, 2005, $10 million in sales were netted against $9 million in purchases, resulting in a small net gain.

The net unrealized gains and losses from TEP’s fuel and power related derivative activities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	-Millions of Dollars-
Net Unrealized Gain (Loss) on Forward Power Sales - Derivative Contracts	$6	$(9)	$7	$(10)
Net Unrealized (Loss) Gain on Forward Power Purchases - Derivative Contracts	(5)	1	(6)	1
Pre-Tax Unrealized Gain (Loss) on Derivative Contracts Recorded in Earnings	$1	$(8)	$1	$(9)

Net Unrealized Gain (Loss) on Forward Power Sales - Cash Flow Hedges	$6	$(3)	$7	$(3)
Net Unrealized (Loss) Gain on Gas Price Swaps - Cash Flow Hedges	(1)	7	(15)	7
Pre-Tax Unrealized Gain (Loss) on Cash Flow Hedges	$5	$4	$(8)	$4

After Tax Unrealized Gain (Loss) on Cash Flow Hedges Recorded in OCI	$3	$2	$(5)	$2

The fair value of TEP’s fuel and power related derivative assets and liabilities were as follows:

	September 30,		December 31,
	2006		2005
	Derivative Contracts	Cash Flow Hedges	Derivative Contracts	Cash Flow Hedges
	-Millions of Dollars-
Derivative Assets - Current	$9	$7	$2	$10
Derivative Liabilities - Current	(9)	(2)	(2)	(1)
Net Current Derivative Assets	$-	$5	$-	$9

Derivative Assets - Noncurrent	$-	$1	$-	$4
Derivative Liabilities - Noncurrent	-	(1)	-	(1)
Net Noncurrent Derivative Assets	$-	$-	$-	$3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     At September 30, 2006, the settlement dates of contracts accounted for as cash flow hedges extended through the third quarter of 2009. Amounts presented as Cash Flow Hedges, Derivative Assets - Current and Derivative Liabilities - Current, are expected to be reclassified into earnings within the next twelve months. TEP reclassified less than $1 million of net unrealized gains and losses into earnings from Other Comprehensive Income during each of the three-month and nine-month periods ended September 30, 2006. TEP reclassified $6 million of net unrealized gains and losses into earnings from Other Comprehensive Income during the three months ended September 30, 2005 and $7 million of net unrealized gains and losses during the nine months ended September 30, 2005.

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

UNS ELECTRIC POWER SUPPLY TRANSACTIONS

UNS Electric presently has a full requirements power supply agreement that enables it to meet its load. The agreement expires May 31, 2008 and UNS Electric is in the process of replacing this energy resource. In order to reduce the risk of unfavorable changes in future power procurement prices, UNS Electric has entered into forward power purchase contracts for specified amounts of energy at specified prices over a given period of time. UNS Electric’s forward power purchase contracts meet the definition of a derivative and are required to be marked to market each reporting period. Some of these forward power contracts are accounted for as cash flow hedges. Unrealized gains and losses resulting from the change in the fair value of derivatives that meet the criteria for cash flow hedge accounting are recorded in Other Comprehensive Income rather than in current earnings. The unrealized gains and losses are reclassified into earnings when the related transactions settle or terminate. Unrealized gains and losses resulting from the change in fair value of derivatives not accounted for as cash flow hedges are recorded in Net Income.

For the three-month and nine-month periods ended September 30, 2006, UNS Electric recorded unrealized losses of less than $1 million in Other Comprehensive Income and unrealized losses of less than $1 million in Net Income. UNS Electric did not have any derivatives during 2005.

The fair value of UNS Electric’s derivative assets and liabilities were as follows:

	September 30,		December 31,
	2006		2005
	Derivative Contracts	Cash Flow Hedges	Derivative Contracts	Cash Flow Hedges
Derivative Assets - Noncurrent	$1	$1	$-	$-
Derivative Liabilities - Noncurrent	(2)	-	-	-
Net Noncurrent Derivative Assets	$(1)	$1	$-	$-

At September 30, 2006, the settlement dates of contracts accounted for as cash flow hedges extended through the fourth quarter of 2013. UNS Electric does not have any current Derivative Assets or Liabilities that are expected to be reclassified into earnings within the next twelve months. No unrealized gains and losses were reclassified into earnings from Other Comprehensive Income during the three months ended September 30, 2006 or the nine months ended September 30, 2006.

MEG TRADING TRANSACTIONS

MEG, a wholly-owned subsidiary of Millennium, enters into swap agreements, options and forward contracts relating to Emissions Allowances. MEG marks its trading contracts to market by recording unrealized gains and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

losses and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month.

MEG had a net loss from trading activities of less than $1 million for the three months and nine months ended September 30, 2006. MEG had a net gain of less than $1 million for the three months ended September 30, 2005 and a net loss of less than $1 million for the nine months ended September 30, 2005.

The fair value of MEG’s derivative assets and liabilities were as follows:

	September 30,	December 31,
	2006	2005
	-Millions of Dollars-
MEG:
Trading Assets - Current	$9	$24
Trading Liabilities - Current	(6)	(24)
Net Current Trading Assets	$3	$-

Trading Assets - Noncurrent	$5	$14
Trading Liabilities - Noncurrent	-	(1)
Net Noncurrent Trading Assets	$5	$13

NOTE 6. COMMITMENTS AND CONTINGENCIES

TEP COMMITMENTS

Power Purchase from Springerville Unit 3

Tri-State Generation and Transmission Association, Inc. (Tri-State) leases Springerville Unit 3, a 400 MW coal-fired generating facility at TEP’s existing Springerville Generating Station, from a financial owner through a 34-year leveraged lease arrangement. TEP executed contracts to provide operating, maintenance and other services to Springerville Unit 3. TEP also agreed to purchase up to 100 MW of Tri-State system capacity for no more than five years after Springerville Unit 3 began commercial operation. TEP began purchasing power from Tri-State on September 1, 2006. Tri-State may reduce the 100 MW available to TEP in 25 MW increments by submitting written notice to TEP at least 90 days in advance. To date, TEP has received no such notice. If Tri-State does not give notice to reduce capacity, the minimum capacity payments will be $10 million for 2006, $31 million annually in 2007 through 2010, and $21 million in 2011.

TEP Guarantee Home Program

TEP provides incentives to new home builders to construct TEP Guarantee Homes that meet the highest construction and energy-efficiency standards available. TEP inspects these homes to ensure that specific energy-efficiency standards are met. TEP then guarantees each home's heating and cooling operating costs for five years. At September 30, 2006, TEP has commitments to pay various home builders $2 million in builder incentives through 2007.

UNS ELECTRIC COMMITMENTS

In May 2006, UNS Electric entered into a 25 MW power supply agreement for the period June 2008 through December 2013. The 25 MW consists of 10 MW at a fixed price with the remaining 15 MW price indexed to natural gas prices. UNS Electric’s minimum expected annual payments under this contract are $4 million for the power purchased at a fixed price and $6 million for the power indexed to natural gas prices based on natural gas prices as of September 30, 2006.

In September 2006, UNS Electric entered into a 25 MW power supply agreement for the period June 2008 through May 2009. The contract is based on a fixed price and will cost UNS Electric approximately $14 million for the year.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      In September 2006, UNS Electric entered into a 25 MW power supply agreement for the period June 2008 through May 2011. The contract is indexed to natural gas prices. UNS Electric’s minimum expected annual payment under this contract is $16 million based on natural gas prices as of September 30, 2006.

UED COMMITMENTS

      In October 2006, UED purchased two electric generating turbines for $17 million. The turbines will be part of a 90 MW power project to be constructed in Kingman, Arizona in UNS Electric’s service area. Construction is expected to begin during the third quarter of 2007 with an estimated completion date of May 2008. UED paid $2 million at the date of purchase and will pay the balance over the next six months. Including installation and refurbishment of the turbines, the total cost of the project is expected to be $60 million.

TEP CONTINGENCIES

Litigation and Claims Related to San Juan Generating Station

Public Service Company of New Mexico, operator of San Juan, and the coal supplier to San Juan have been participating in sessions sponsored by the EPA to consider rulemaking for the disposal of coal combustion products because of claims by third parties that San Juan has contaminated water resources in the region as a result of disposing of fly ash in the surface mine pits adjacent to the generating station. In November 2004, a contractor for the EPA released a non-binding preliminary determination that any contamination at San Juan cannot be conclusively attributed to the disposal of fly ash; however, the EPA has not made a final determination. TEP owns 50% of San Juan Units 1 and 2, which equates to 19.8% of the total San Juan Generating Station. TEP does not believe that this issue will have an adverse impact on TEP or its operations.

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

Postretirement and Pension Benefit Costs at Navajo Generating Station

Peabody contends that the Navajo Generating Station participants are responsible under the coal supply agreements for postretirement benefit costs payable to the coal supplier’s employees. In 1996, SRP filed a lawsuit in Maricopa County Superior Court on behalf of the participants at Navajo Generating Station, including TEP, seeking declaratory judgment that the participants are not responsible for these costs. The Navajo participants and Peabody have agreed to stay the discovery process in this litigation to allow the parties additional time to negotiate a potential settlement. To the extent that amounts become estimable and payment probable, TEP will record a liability for additional postretirement benefit costs at the Navajo Generating Station. TEP believes any claim for postretirement benefits payable to the coal supplier's employees will be settled and included in the cost of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

coal at the time the coal supply agreement is extended; the current coal supply agreement expires in October 2010.

TEP has previously settled claims for postretirement benefit costs with the coal suppliers at Springerville Generating Station and Four Corners Generating Station. The cost of postretirement benefits is included in the cost of coal to San Juan.

Environmental Reclamation at Remote Generating Stations

TEP currently pays on-going reclamation costs related to the coal mines which supply the remote generating stations, and it is probable that TEP will have to pay a portion of final reclamation costs upon mine closure. When a reasonable estimate of final reclamation costs is available, the liability is recognized as a cost of coal over the remaining term of the respective coal supply agreement. TEP estimates its undiscounted final reclamation liability to be $41 million, and the present value of TEP’s liability for final reclamation approximates $11 million at the expiration dates of the coal supply agreements. At September 30, 2006 and December 31, 2005, TEP had recorded $2 million of its post-term reclamation liability, which is included in Other Liabilities in the balance sheets.

      Amounts recorded for final reclamation are subject to various assumptions and determinations, such as estimating the costs of reclamation, the date when final reclamation will occur, and the credit-adjusted risk-free interest rate to be used to discount future liabilities. Changes that may arise over time with regard to these assumptions and determinations will change amounts recorded in the future as expense for post-term reclamation. TEP does not believe that recognition of its final reclamation obligations will be material to TEP in any single year since recognition occurs over the remaining lives of its coal supply agreements.

GUARANTEES AND INDEMNITIES

In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees are:

•	UES’ guarantee of $160 million of aggregate principal amount of senior unsecured notes issued by UNS Gas and UNS Electric to purchase the Citizens Arizona gas and electric utility assets,
•	UES’ guarantee of a $40 million unsecured revolving credit agreement for UNS Gas and UNS Electric, and
•	UniSource Energy’s guarantee of approximately $5 million in natural gas transportation and supply payments in addition to building lease payments for UNS Gas and UNS Electric.

If approved by the ACC, the revolving credit facility available to UNS Gas and UNS Electric will increase to $60 million, as will the amount of the UES guarantee. See Note 3.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

For the three months and nine months ended September 30, 2006, the results of Global Solar are reported as discontinued operations. Prior periods have been restated to conform to the current period presentation. The following summarizes the amounts included in Discontinued Operations - Net of Tax for all periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	-Millions of Dollars-
Revenues from Discontinued Operations	$-	$2	$1	$4

Loss from Discontinued Operations	$-	$(2)	$(4)	$(7)
Loss on Sale of Discontinued Operations	-	-	(1)	-
Loss from Discontinued Operations Before Income Taxes	-	(2)	(5)	(7)
Income Tax Benefit	-	(1)	(2)	(3)
Discontinued Operations - Net of Tax	$-	$(1)	$(3)	$(4)

The Loss from Discontinued Operations for the nine months ended September 30, 2006 includes a $1 million write-down of the net assets to fair value less cost to sell and $3 million of operating losses recorded during the first quarter of 2006.

NOTE 8. TEP WHOLESALE ACCOUNTS RECEIVABLE AND ALLOWANCES

TEP’s Accounts Receivable from Electric Wholesale Sales, included in Trade Accounts Receivable on the balance sheet, totaled $29 million at September 30, 2006 and $30 million at December 31, 2005, net of allowances. TEP’s Allowance for Doubtful Accounts on the balance sheet includes $13 million at September 30, 2006 and December 31, 2005 related to $65 million of sales to the California Power Exchange (CPX) and the California Independent System Operator (CISO) in 2001 and 2000. There are several outstanding legal issues, complaints and lawsuits concerning the California energy crisis related to the FERC, wholesale power suppliers, Southern California Edison Company, Pacific Gas and Electric Company, the CPX and the CISO. We cannot predict the outcome of these issues or lawsuits. We believe, however, that TEP is adequately reserved for its transactions with the CPX and the CISO.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table shows the effects of potential dilutive common stock on the weighted average number of shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	- In Thousands -		- In Thousands -
Numerator:
Net Income	$28,203	$18,397	$55,023	$24,082
Income from Assumed Conversion of Convertible Senior Notes	1,097	1,097	3,292	-
Adjusted Numerator	$29,300	$19,494	$58,315	$24,082

Denominator:
Weighted-average Shares of Common Stock Outstanding:
Common Shares Issued	35,108	34,666	35,028	34,539
Fully Vested Deferred Stock Units	200	197	195	195
Total Weighted-average Shares of Common Stock Outstanding	35,308	34,863	35,223	34,734
Effect of Dilutive Securities:
Convertible Senior Notes	4,000	4,000	4,000	-
Options and Stock Issuable under Employee Benefit Plans and the Directors’ Plan	609	709	592	718
Total Shares	39,917	39,572	39,815	35,452

Stock options to purchase an average of 89,000 shares of Common Stock were outstanding during the nine-month period ended September 30, 2006 but were not included in the computation of EPS because the stock option’s exercise price was greater than the average market price of the Common Stock. Dilutive shares for the nine-month period ended September 30, 2005 exclude 3,126 average incremental common shares related to Convertible Senior Notes because they are antidilutive.

NOTE 10. EMPLOYEE BENEFITS PLANS

PENSION BENEFIT PLANS

TEP, UNS Gas and UNS Electric maintain noncontributory, defined benefit pension plans for substantially all regular employees and certain affiliate employees. Benefits are based on years of service and the employee's average compensation. TEP, UNS Gas and UNS Electric fund the plans by contributing at least the minimum amount required under Internal Revenue Service (IRS) regulations. Additionally, we provide supplemental retirement benefits to certain employees whose benefits are limited by IRS benefit or compensation limitations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

COMPONENTS OF NET PERIODIC BENEFIT COST

The components of net periodic benefit costs are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		-Millions of Dollars -

Components of Net Periodic Benefit Cost
Service Cost	$2	$2	$1	$1
Interest Cost	3	2	1	1
Expected Return on Plan Assets	(3)	(3)	-	-
Prior Service Cost Amortization	-	1	-	-
Recognized Actuarial Loss	-	-	-	1
Net Periodic Benefit Cost	$2	$2	$2	$3

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		-Millions of Dollars -

Components of Net Periodic Benefit Cost
Service Cost	$6	$5	$2	$2
Interest Cost	9	8	3	3
Expected Return on Plan Assets	(10)	(9)	-	-
Prior Service Cost Amortization	1	2	(1)	(1)
Recognized Actuarial Loss	2	2	1	2
Net Periodic Benefit Cost	$8	$8	$5	$6

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

Awards granted under these compensation plans are described below. We recorded compensation expense of less than $1 million for these plans for the three months ended September 30, 2006 and $2 million for the nine months ended September 30, 2006. We recorded compensation expense of less than $1 million for these plans for the three months ended and nine months ended September 30, 2005, respectively.

STOCK OPTIONS

On May 5, 2006, the Compensation Committee of the UniSource Energy Board of Directors granted 187,640 stock options to officers with an exercise price of $30.55. Stock options are granted on a scheduled basis with an exercise price equal to the fair market value of the stock on the date of grant, vest over three years, become exercisable in one-third increments on each anniversary date of the grant and expire on the tenth anniversary of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the grant. In September 2006, the Board of Directors approved an amendment to the Plan to change the definition of fair market value to the closing market price in accordance with new FASB standards. Prior to September 2006, the definition of fair market value was the average market price. Compensation expense is recorded on a straight-line basis over the requisite service period for the total award based on the grant date fair value of the options less estimated forfeitures. For awards granted to retirement eligible officers, compensation expense is recorded immediately.

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

2006

Expected term (years)	6
Risk-free rate	4.97%
Expected volatility	22.57%
Expected dividend yield	2.45%
Weighted-average grant-date fair value of options granted during the period	$7.38

A summary of stock option activity follows:

	Nine Months Ended September 30,
	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options Outstanding,
Beginning of Period	1,537,041	$16.75	2,076,055	$16.19
Granted	187,640	$30.55	50,000	$33.55
Exercised	(237,002)	$15.53	(377,443)	$16.11
Forfeited	(2,252)	$14.23	(7,198)	$18.08
Options Outstanding, End of Period	1,485,427	$18.69	1,741,414	$16.70
Options Exercisable, End of Period	1,264,454	$16.54	1,683,942	$16.20

Weighted Average Remaining Contractual Life at September 30, 2006:				5.08 years

Exercise prices for stock options outstanding and exercisable as of September 30, 2006 ranged from $11.00 to $33.55, summarized as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$11.00 - $15.56	572,095	3.1 years	$14.30	572,095	$14.30
$16.78 - $18.84	675,692	5.2 years	$18.02	675,692	$18.02
$30.55 - $33.55	237,640	9.5 years	$31.18	16,667	$33.55

Stock options awarded on January 1, 2002 accrue dividend equivalents that are paid in cash on the earlier of the date of exercise of the underlying option or the date the option expires. Compensation expense is recognized as dividends are paid.

RESTRICTED STOCK AND STOCK UNITS

For the nine months ended September 30, 2006, we granted stock units to directors representing 16,362 shares at an average grant date fair value of $30.63 per share. For the nine months ended September 30, 2005, we granted restricted stock to directors totaling 3,264 shares at a grant date fair value of $24.51 per share and stock units representing 11,337 shares at an average grant date fair value of $29.35 per share. Directors may elect to receive stock units in lieu of restricted stock. Restricted stock generally vests over periods ranging from one to three years. Stock units vest either immediately or over periods ranging from one to three years. Compensation expense equal to the fair market value on the grant date is recognized over the vesting period. Fully vested but undistributed stock unit awards accrue dividend equivalent stock units based on the fair market value of common shares on the date the dividend is paid. Compensation expense is recognized when dividends are paid.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12. INCOME AND OTHER TAXES

INCOME TAXES

The differences between the income tax expense and the amount obtained by multiplying pre-tax income (loss) by the U.S. statutory federal income tax rate of 35% are as follows:

	UniSource Energy
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		-Thousands of Dollars -

Federal Income Tax Expense at Statutory Rate	$16,071	$10,267	$33,713	$14,235
State Income Tax Expense, Net of Federal Deduction	2,112	1,350	4,430	1,871
Depreciation Differences (Flow Through Basis)	662	708	1,987	2,124
Amortization of Excess Deferred Income Tax	(90)	-	(270)	-
Tax Credits	(127)	(205)	(381)	(466)
Valuation Allowance	(120)	(1,000)	(120)	(1,000)
Other	(794)	(184)	(729)	(176)
Total Federal and State Income Tax Expense	$17,714	$10,936	$38,630	$16,588

	TEP
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		-Thousands of Dollars -

Federal Income Tax Expense at Statutory Rate	$16,924	$11,401	$33,456	$16,387
State Income Tax Expense, Net of Federal Deduction	2,224	1,499	4,396	2,153
Depreciation Differences (Flow Through Basis)	662	708	1,987	2,124
Amortization of Excess Deferred Income Tax	(90)	-	(270)	-
Tax Credits	(127)	(205)	(381)	(466)
Valuation Allowance	(120)	(1,000)	(120)	(1,000)
Other	(719)	(193)	(888)	(199)
Total Federal and State Income Tax Expense	$18,754	$12,210	$38,180	$18,999

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

In August 2005, the IRS issued a ruling which draws into question the ability of electric and gas utilities to use the new accounting method. Additionally, the IRS issued a Notice of Proposed Adjustment (NOPA) to TEP in August 2006 disallowing the use of the method. TEP believes the IRS position is without merit and intends to vigorously pursue this issue. However, in order to stop the running of interest and to avoid potential penalties, TEP, UNS Gas and UNS Electric have filed amended returns for 2002, 2003 and 2004 reflecting the changes proposed in the NOPA issued by the IRS. TEP and UNS Electric remitted tax and interest of $23 million and $1 million respectively to the IRS in September 2006. TEP, UNS Gas and UNS Electric remitted $8 million, $0.1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

million and $0.3 million, respectively, in October 2006 to state authorities. Payment of interest that had not been previously accrued resulted in a $3 million expense.

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

	TEP			UNS Gas	UNS Electric	UniSource Energy Consolidated
As of September 30, 2006	T&D	Gen*	Total Plant	Total Plant	Total Plant	All Other	TEP Gen*	Total Plant
	-Millions of Dollars-
Gross Plant in Service	$1,713	$1,294	$3,007	$196	$164	$2,073	$1,294	$3,367
Less Accumulated Depreciation and Amortization	859	567	1,426	14	27	900	567	1,467
Net Plant in Service	$854	$727	$1,581	$182	$137	$1,173	$727	$1,900

	TEP			UNS Gas	UNS Electric	UniSource Energy Consolidated
As of December 31, 2005	T&D	Gen*	Total Plant	Total Plant	Total Plant	All Other	TEP Gen*	Total Plant
	-Millions of Dollars-
Gross Plant in Service	$1,629	$1,233	$2,862	$180	$126	$1,935	$1,233	$3,168
Less Accumulated Depreciation and Amortization	817	561	1,378	10	20	847	561	1,408
Net Plant in Service	$812	$672	$1,484	$170	$106	$1,088	$672	$1,760

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

•
FAS 157, Fair Value Measurement, issued September 2006, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This Statement clarifies that the exchange price is the price in the principal market in which the reporting entity would transact for the asset or liability.  We are required to disclose inputs used to develop fair value measurements and the effect of any of our assumptions on earnings or changes in net assets for the period.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We will incorporate these additional disclosure requirements in our financial statements for the quarter ended March 31, 2008.

•
FSP AUG-AIR-1, Accounting for Planned Major Maintenance Activities, issued September 2006, prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities effective in fiscal years beginning after December 15, 2006.  As we do not accrue planned major maintenance activities in advance, we anticipate no impact on our financial statements from the adoption of this FSP.

•
FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, issued September 2006, requires recognition of the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of the plans assets and benefit obligation. For a pension plan, the benefit obligation would be the projected benefit obligation; for any other postretirement benefit plans, the benefit obligation would be the accumulated postretirement benefit obligation. An overfunded status would result in the recognition of an asset and an underfunded status would result in the recognition of a liability. The adjustment required to recognize an asset or liability upon adoption of this statement would result in an expense or benefit to Other Comprehensive Income. FAS 158 is effective for fiscal years ending after December 15, 2006. We are evaluating the impact of FAS 158 on our financial condition and results of operations. Based on our benefit obligations and fair value of plan assets as of December 31, 2005, the adoption of FAS 158 could result in the recognition of an additional liability and a corresponding charge to Other Comprehensive Income in the range of $24 million to $38 million, subject to various assumptions, such as the discount rate. If TEP’s regulated operations and UNS Gas and UNS Electric qualify for regulatory accounting treatment, any additional liability recognized would be offset by a regulatory asset, rather than Other Comprehensive Income. However, FAS 158 would not have a material effect on our results of operations.

In the third quarter of 2006, the Pension Protection Act of 2006 was signed into law, which will be effective January 1, 2008. The new law will affect the manner in which many companies, including UniSource Energy and TEP, administer their pension plans. The legislation will require companies to increase the amount by which they fund their pension plans, increase premiums to the Pension Benefit Guaranty Corporation for defined benefit plans, amend plan documents and provide additional disclosures in regulatory filings and to plan participants. We are currently assessing the impact it may have on our financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15. SUPPLEMENTAL CASH FLOW INFORMATION

A reconciliation of Net Income to Net Cash Flows - Operating Activities follows:

	UniSource Energy
	Nine Months Ended September 30,
	2006	2005
	-Thousands of Dollars-

Net Income	$55,023	$24,082
Adjustments to Reconcile Net Income
To Net Cash Flows
Discontinued Operations - Net of Tax	2,669	4,421
Depreciation and Amortization Expense	96,767	99,800
Depreciation Recorded to Fuel and Other O&M Expense	5,760	4,576
Amortization of Transition Recovery Asset	51,080	43,865
Net Unrealized (Gain) Loss on Forward Electric Sales	(7,321)	10,066
Net Unrealized Loss (Gain) on Forward Electric Purchases	6,950	(779)
Net Unrealized Loss (Gain) on MEG Trading Activities	3,056	(5,413)
Amortization of Deferred Debt-Related Costs included in Interest Expense	3,509	3,502
Loss on Extinguishment of Debt	1,080	5,261
Provision for Bad Debts	2,635	2,140
Deferred Income Taxes	13,328	16,684
(Income) Loss from Equity Method Entities	(309)	109
Excess Tax Benefit from Stock Option Exercises	(1,106)	(1,945)
Other	7,391	(2,065)
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	(26,821)	(6,752)
Materials and Fuel Inventory	(4,215)	(10,547)
Accounts Payable	(22,846)	(25,454)
Income Taxes Payable	(10,493)	(3,445)
Interest Accrued	(17,192)	(18,952)
Taxes Accrued	12,514	12,887
Other Current Assets	27,269	84,284
Other Current Liabilities	1,273	(61,118)
Net Cash Used by Operating Activities of Discontinued Operations	(2,710)	(4,789)
Net Cash Flows - Operating Activities	$197,291	$170,418

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

	TEP
	Nine Months Ended
	September 30,
	2006	2005
	-Thousands of Dollars-

Net Income	$57,408	$27,822
Adjustments to Reconcile Net Income
To Net Cash Flows
Depreciation and Amortization Expense	83,504	86,903
Depreciation Recorded to Fuel and Other O&M Expense	4,812	4,763
Amortization of Transition Recovery Asset	51,080	43,865
Net Unrealized (Gain) Loss on TEP Forward Electric Sales	(7,322)	10,066
Net Unrealized Loss (Gain) on TEP Forward Electric Purchases	6,368	(779)
Amortization of Deferred Debt-Related Costs included in Interest Expense	2,560	2,775
Loss on Extinguishment of Debt	685	5,261
Provision for Bad Debts	1,373	1,645
Deferred Income Taxes	13,771	19,466
Income from Equity Method Entities	(276)	(281)
Interest on Note Receivable from UniSource Energy	-	(1,684)
Other	7,634	2,969
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	(47,913)	(30,885)
Materials and Fuel Inventory	(2,807)	(8,701)
Accounts Payable	(13,087)	(11,811)
Interest Accrued	(12,531)	(17,612)
Interest Received from UniSource Energy	-	11,013
Income Taxes Receivable	(4,413)	-
Income Taxes Payable	(17,111)	(15,946)
Taxes Accrued	12,139	12,908
Other Current Assets	3,547	7,423
Other Current Liabilities	4,080	(3,569)
Net Cash Flows - Operating Activities	$143,501	$145,611

NOTE 16. REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

With respect to the unaudited condensed consolidated financial information of UniSource Energy and TEP for the three-month and nine-month periods ended September 30, 2006 and 2005, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 1, 2006 appearing herein states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for their report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UniSource Energy and its three primary business segments and includes the following:

•	outlook and strategies,
•	operating results during the third quarter and first nine months of 2006 compared with the same periods in 2005,
•	factors which affect our results and outlook,
•	liquidity, capital needs, capital resources, and contractual obligations,
•	dividends, and
•	critical accounting estimates.

Management’s Discussion and Analysis should be read in conjunction with UniSource Energy and TEP’s 2005 Annual Report on Form 10-K and with the Comparative Condensed Consolidated Financial Statements, beginning on page 3, which present the results of operations for the three months and nine months ended September 30, 2006 and 2005. Management’s Discussion and Analysis explains the differences between periods for specific line items of the Comparative Condensed Consolidated Financial Statements.

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

TEP, an electric utility, has provided electric service to the community of Tucson, Arizona, for over 100 years. UES began operations in 2003. UES, through its two operating subsidiaries, UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric), provides gas and electric service to 30 communities in northern and southern Arizona. Millennium invests in unregulated businesses. UED facilitated the expansion of the Springerville Generating Station and the addition of other generating resources, but currently has no significant operations. We conduct our business in three primary business segments - TEP’s electric utility segment, UNS Gas and UNS Electric.

UniSource Energy is in the process of exiting its Millennium investments. On March 31, 2006, Millennium sold its interest in Global Solar Energy, Inc. (Global Solar), its largest holding. At September 30, 2006, the investment in Millennium represented 3% of UniSource Energy’s Total Assets.

OUTLOOK AND STRATEGIES

Operating Plans and Strategies

Our financial prospects and outlook for the next few years will be affected by many competitive, regulatory and economic factors. Our plans and strategies include the following:

•	Efficiently manage our generation, transmission and distribution resources and look for ways to control our operating expenses while maintaining and enhancing reliability and profitability;

•	Expand TEP’s and UNS Electric’s portfolio of generating and purchased power resources to meet growing retail energy demand;

•	Resolve the uncertainty surrounding TEP’s rates for generation service after 2008, while preserving TEP’s benefits under the Settlement Agreement;

•	Receive ACC approval of rate increases for UNS Gas and UNS Electric to provide adequate revenues to cover the rising cost of providing service to their customers;

•	Enhance the value of existing generation assets by working with Salt River Project to support the construction of Springerville Unit 4;

•	Enhance the value of TEP’s transmission system while continuing to provide reliable access to generation for TEP and UNS Electric’s retail customers and market access for all generating assets;

•	Continue to integrate UNS Gas and UNS Electric with UniSource Energy’s other businesses;

•	Reduce debt; and

•	Promote economic development in our service territories.

To accomplish our goals, during 2006 we expect to spend the following amounts on capital expenditures:

	Actual Year-to-Date September 30, 2006	Estimate Full Year 2006
	-Millions of Dollars-
TEP	$111	$175
UNS Gas	19	26
UNS Electric	29	39
Other	-	10
UniSource Energy Consolidated	$159	$250

RESULTS OF OPERATIONS

Executive Overview

Three Months Ended September 30

In the third quarter of 2006, UniSource Energy reported income from continuing operations of $28 million, compared with income from continuing operations of $20 million in the same period of 2005. The increase is primarily due to the higher availability of TEP’s coal-fired generating plants. In the third quarter of 2005, there was a 26 day unplanned outage at TEP’s 380 MW Springerville Unit 2 coal-fired generating station that led to a reduction of TEP’s gross margin (total operating revenue less fuel and purchased power expense) of $14 million.

Third quarter 2006 results also benefited from Luna Energy Facility (Luna), an efficient, combined cycle gas plant that came on-line in April 2006 and enabled TEP to rely less on market purchases and less-efficient gas-fired plants to meet retail demand during the peak summer months. TEP’s mark-to-market adjustments on forward sales and purchases of energy resulted in a net unrealized gain of $1 million in the third quarter of 2006, compared with a net unrealized loss of $8 million in the same period last year. TEP’s retail revenues in the third quarter were down slightly due to mild summer weather in 2006, compared with hotter than average weather in the third quarter of 2005.

Nine Months Ended September 30

In the first nine months of 2006, UniSource Energy reported income from continuing operations of $58 million, compared with income from continuing operations of $29 million in the same period of 2005. The improvement is due primarily to: the higher availability of TEP’s coal-fired generating plants; hot weather during May and June that led to higher retail kWh sales at TEP; the availability of Luna; and retail customer growth. As a result of these factors, TEP’s gross margin (total operating revenues less fuel and purchased power expense) increased by $51 million in the first nine months of 2006 compared with the same period last year. TEP’s results in the first nine months of 2006 include a net unrealized gain of $1 million on mark-to-market adjustments on forward sales and purchases of energy, compared with a $9 million net unrealized loss in the same period last year.

On March 31, 2006, Millennium sold Global Solar for $16 million in cash and an option to purchase, under certain conditions, 5% to 10% of Global Solar in the future. In the first quarter of 2006, UniSource Energy recorded an after-tax loss of approximately $3 million related to the discontinued operations and disposal of Global Solar.

CONTRIBUTION BY BUSINESS SEGMENT

The table below shows the contributions to our consolidated after-tax earnings by our three business segments and Other net income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	-Millions of Dollars-		-Millions of Dollars-
TEP	$30	$20	$57	$28
UNS Gas	(2)	(2)	2	2
UNS Electric	2	2	4	4
Other (1)	(2)	-	(5)	(5)
Consolidated Net Income from Continuing Operations	$28	$20	$58	$29
Discontinued Operations (2)	-	(2)	(3)	(5)
Consolidated Net Income	$28	$18	$55	$24

(1) Includes: UniSource Energy parent company expenses; UniSource Energy parent company interest expense (net of tax) on the UniSource Energy Convertible Senior Notes and on the UniSource Energy Credit Agreement; income and losses from Millennium investments; in the first nine months of 2005, interest expense (net of tax) on the note payable from UniSource Energy to TEP.

(2) Relates to the discontinued operations and sale of Global Solar by Millennium on March 31, 2006.

Three Months Ended September 30, 2006 Compared with the Three Months Ended September 30, 2005

UniSource Energy recorded income from continuing operations of $28 million, or 80 cents per average basic share of Common Stock, in the third quarter of 2006, compared with income from continuing operations of $20 million, or 57 cents per average basic share of Common Stock, in the same period of 2005. The following factors contributed to the increase:

2006 included:

•	a $31 million increase in TEP’s gross margin (total operating revenues less fuel and purchased power expense) due to the following:

•
a $16 million increase in wholesale revenues due primarily to a $15 million change in mark-to-market adjustments to recognize unrealized gains on forward wholesale sales. Lower market prices for power offset a 21% increase in wholesale MWhs sold. See -TEP Results of Operations, below for detail; and

•	a $12 million increase in fuel expense for TEP’s generating plants due to the higher use and availability of TEP’s coal plants, as well as gas-related fuel expense related to Luna; offset by

•
a $21 million decrease in purchased power expense due to the higher availability of TEP’s coal-fired plants and output from Luna. Purchased power expense also reflects a $6 million change in mark-to-market adjustments to recognize unrealized losses on forward purchases of energy. See - TEP Results of Operations, below for detail;

•
an $11 million increase in other operations and maintenance (O&M) expense due primarily to higher operating costs at TEP’s generating plants. O&M also includes pre-tax gains of $3 million and $4 million, respectively, in the third quarters of 2006 and 2005, related to the sale of excess Emission Allowances by TEP;

•
a $3 million contribution related to the operation of Tri-State’s Springerville Unit 3. The reimbursement of O&M, fuel expenses and operating fees paid by Tri-State are recorded in other revenue and the associated costs are recorded in fuel and O&M. Transmission revenues related to Springerville Unit 3 are recorded in wholesale revenues;

•
a $3 million increase in total interest expense due to the payment of interest to the IRS related to a notice of a proposed adjustment to previously filed tax returns and the write off of fees related to amending the credit agreements for UniSource Energy, TEP, UNS Gas and UNS Electric; and

•	a $2 million increase in the amortization of TEP’s Transition Recovery Asset (TRA).

2005 included:

•	a $16 million increase in retail sales due to warmer weather and 3% increase in TEP’s customer base compared with the third quarter of 2004;

•	a $14 million reduction in TEP’s gross margin due to replacement power costs and lost wholesale sales opportunities resulting from a 26-day unplanned outage at TEP’s 380 MW Springerville Unit 2; and

•	a net unrealized loss of $8 million related to mark-to-market adjustments on forward sales and purchases of energy.

Nine Months Ended September 30, 2006 Compared with the Nine Months Ended September 30, 2005

UniSource Energy recorded income from continuing operations of $58 million, or $1.64 per average basic share of Common Stock, in the first nine months of 2006, compared with income from continuing operations of $29 million, or 82 cents per average basic share of Common Stock, in the same period of 2005. The following factors contributed to the improvement:

2006 included:

•	a $51 million increase in TEP’s gross margin (total operating revenues less fuel and purchased power expense) due to the following:

•	a $21 million increase in retail revenues due to warm weather during the second quarter and customer growth;

•
a $30 million increase in wholesale revenues resulting from a $17 million increase in unrealized gains related to mark-to-market adjustments on forward sales and higher wholesale sales resulting from increased excess capacity at TEP’s coal-fired generating plants; and

•
a $15 million decrease in purchased power expense due to fewer coal plant outages and the availability of Luna to offset some of TEP’s wholesale purchases during summer peak periods. Purchased power expense also reflects a $7 million increase in unrealized losses due to mark-to-market adjustments on forward purchases of energy; offset by

•	a $28 million increase in fuel expense for TEP’s generating plants resulting from the higher use and availability of TEP’s coal plants, as well as gas-related fuel expense related to Luna;

•
an $8 million increase in O&M expense due primarily to higher operating costs associated with Luna. O&M also includes pre-tax gains of $7 million in the first nine months of 2006 and 2005, related to the sale of excess Emission Allowances by TEP;

•
a $3 million contribution related to Tri-State’s Springerville Unit 3. The reimbursement of O&M, fuel expenses and operating fees paid by Tri-State are recorded in other revenue and the associated costs are recorded in fuel and O&M. Transmission revenues related to Springerville Unit 3 are recorded in wholesale revenues;

•	a $3 million decline in depreciation and amortization due primarily to the extension of useful lives of certain generating assets at TEP in April 2005;

•	a $7 million increase in the amortization of TEP’s TRA; and

•
a $7 million decrease in total interest expense due primarily to lower interest on long-term debt and capital lease debt, which was partially offset by interest paid to the IRS related to a notice of a proposed adjustment to previously filed tax returns and fees incurred in the third quarter of 2006 related to amending the credit agreements at UniSource Energy, TEP, UNS Gas and UNS Electric.

LIQUIDITY AND CAPITAL RESOURCES

UNISOURCE ENERGY CONSOLIDATED CASH FLOWS

Nine Months Ended September 30,	2006	2005
	-Millions of Dollars-
Cash provided by (used in):
Operating Activities	$197	$170
Investing Activities	(168)	(112)
Financing Activities	(89)	(109)

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

The primary source of liquidity for UniSource Energy, the parent company, is dividends it receives from its subsidiaries, primarily TEP. Also, under our tax sharing agreement, our subsidiaries make income tax payments to UniSource Energy, which makes payments on behalf of the consolidated group. The table below provides a summary of the liquidity position of UniSource Energy on a stand-alone basis and each of its segments.

Balances As of October 31, 2006	Cash and Cash Equivalents	Borrowings under Revolving Credit Facility	Amount Available under Revolving Credit Facility
	-Millions of Dollars-
UniSource Energy stand-alone	$1	$20	$50
TEP	22	-	60 (1)
UNS Gas	20	-	26 (2)
UNS Electric	5	14	16 (2)
Other	34 (3)	NA	NA
Total	$82

(1) The current revolving credit facility borrowing capacity amount for TEP is $60 million. In August 2006, TEP amended its credit agreement. See Tucson Electric Power, Liquidity and Capital Resources, TEP Credit Agreement.

(2) Currently, UNS Gas and UNS Electric may borrow up to a maximum of $30 million; however, their total combined amount borrowed cannot exceed $40 million. In August 2006, UNS Gas and UNS Electric amended their credit agreement. See UNS Gas, Liquidity and Capital Resources, UNS Gas/UNS Electric Credit Agreement, and UNS Electric, Liquidity and Capital Resources, UNS Gas/UNS Electric Credit Agreement, below.

(3) Includes cash and cash equivalents at Millennium.

Executive Overview

In the first nine months of 2006, net cash flows from operating activities were $197 million or $27 million higher than the same period in 2005. The improvement is primarily due to: an increase in TEP’s cash receipts from electric retail and wholesale sales, net of fuel and purchased energy costs; higher UNS Gas retail revenues; and the wind down of activity at MEG, which were partially offset by an increase in income taxes paid.

Operating Activities

In the first nine months of 2006, net cash flows from operating activities increased by $27 million compared with the same period in 2005. The following factors contributed to the change:

2006 included:

•	a $29 million increase in cash receipts from retail electric sales due primarily to customer growth at TEP and UNS Electric;

•	a $24 million increase in cash receipts from UNS Gas’ retail sales due to the Purchased Gas Adjustor (PGA) surcharge adjustments that took effect in November 2005 and customer growth;

•	a $24 million increase in cash receipts from wholesale electric sales due to the higher amount of excess output from TEP’s coal-fired generating plants and increased wholesale trading activity;

•	a $12 million increase in fuel costs paid due to the higher availability and use of TEP’s coal-fired generating plants, as well as the availability of Luna;

•	a $12 million increase in purchased energy costs due to higher sales at UNS Electric and UNS Gas;

•	a $4 million decrease in payments for O&M costs. O&M costs were higher in the first nine months of 2005 due to outages at TEP’s coal plants;

•	a $9 million decrease in total interest costs paid due to lower amounts of outstanding long-term debt and capital lease obligations; and

•
a $34 million increase in income taxes paid due to a $24 million payment made to the IRS related to a notice of a proposed adjustment to previously filed tax returns and a $10 million increase to federal and state extension and estimated tax payments.

2005 included:

•	$11 million of net cash payments related to MEG trading activity.

Investing Activities

Net cash used for investing activities was $55 million higher in the first nine months of 2006 compared with the same period in 2005 primarily due to the following factors:

•	a $19 million increase in capital expenditures related to TEP’s share of the construction costs of Luna, growth and maintenance of TEP’s electric system, and utility system growth at UNS Gas and UNS Electric;

•	TEP’s purchase of a 14% equity interest in the Springerville Unit 1 Lease, which represents approximately 53 MW of capacity;

•	$16 million of proceeds from the sale of Global Solar;

•	a $9 million increase in proceeds from investment in Springerville Lease Debt; and

•	a $4 million decline in proceeds received from the return on Millennium investments.

Financing Activities

Net cash flows used for financing activities were $20 million lower in the first nine months of 2006 compared with the same period in 2005. The following factors contributed to the change:

2006 Included:

•	a $36 million increase in net proceeds from borrowings under revolving credit facilities;

•	an $11 million decline in debt issuance and retirement costs;

•	$30 million of proceeds from the issuance of long-term debt;

•	$88 million used for long-term debt repayments;

•	a $9 million increase in TEP’s scheduled payments on capital lease obligations;

•	a $4 million decrease in proceeds from the exercise of stock options; and

•	a $2 million increase in dividends paid to UniSource Energy shareholders.

2005 included:

•	$240 million of proceeds related to debt issuances at UniSource Energy; offset by

•	$284 million used to repay long-term debt at TEP and UniSource Energy; and

•	$12 million used for debt issuance and retirement costs.

As a result of the activities described above, our consolidated cash and cash equivalents decreased to $85 million at September 30, 2006, from $145 million at December 31, 2005. We invest cash balances in high-grade money market securities with an emphasis on preserving the principal amounts invested.

We believe that we will continue to have sufficient cash flow to cover our capital needs, as well as our required debt payments and dividends to shareholders. In the event that we experience lower cash from operations in 2006, we will use our revolving credit facilities to fund our cash needs.

Capital Expenditures

UniSource Energy is currently undertaking its annual process of evaluating its capital needs for growth and for maintenance of transmission, distribution and generation assets. Based on initial estimates, UniSource Energy’s consolidated capital expenditures for 2007-2010 are expected to be higher than previously reported in its 2005 Annual Report on Form 10-K. This expected increase is the result of several factors including: strong customer growth in UniSource Energy’s utility service territories; higher material and construction costs; the need to increase transmission capacity in TEP’s service territory; and generation needs for UNS Electric.

UniSource Credit Agreement

In August 2006, UniSource Energy amended and restated its existing credit agreement (UniSource Credit Agreement). The amendment extended the maturity from April 2010 to August 2011, reduced the interest rate payable on borrowings, and changed the amounts available under the term loan and the revolving credit facilities. As amended, the UniSource Credit Agreement consists of a $30 million term loan facility and a $70 million revolving credit facility. Prior to the amendment, the UniSource Credit Agreement included a $90 million term loan facility ($84 million outstanding) and a $15 million revolving credit facility (zero outstanding). On August 11, 2006, UniSource Energy repaid the $84 million outstanding term loan with $30 million of available cash, $30 million drawn under the new term loan and $24 million drawn under the revolving credit facility.

Quarterly principal payments of $1.5 million on the outstanding term loan are due beginning in September 2006, with the balance due at maturity. At September 30, 2006, there was $29 million outstanding under the term loan facility and $24 million outstanding under the UniSource Energy revolving credit facility at a weighted average interest rate of 6.64%.

We have the option of paying interest on the term loan and on borrowings under the revolving credit facility at adjusted LIBOR plus 1.25% or the sum of the greater of the federal funds rate plus 0.5% or the agent bank’s reference rate and 0.25%.

The UniSource Credit Agreement restricts additional indebtedness, liens, mergers, sales of assets, and certain investments and acquisitions. We must also meet: (1) a minimum cash flow to debt service coverage ratio for UniSource Energy on a standalone basis and (2) a maximum leverage ratio on a consolidated basis. We may pay dividends if, after giving effect to the dividend payment, we have more than $15 million of unrestricted cash and unused revolving credit. As of September 30, 2006, we were in compliance with the terms of the UniSource Credit Agreement.

If an event of default occurs, the UniSource Credit Agreement may become immediately due and payable. An event of default includes failure to make required payments under the UniSource Credit Agreement, failure of UniSource Energy or certain subsidiaries to make payments or default on debt greater than $20 million, or certain bankruptcy events at UniSource Energy or certain subsidiaries.

GUARANTEES AND INDEMNITIES

In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees at September 30, 2006 are:

•	UES’ guarantee of $160 million of senior unsecured notes issued by UNS Gas and UNS Electric to purchase the Arizona gas and electric system assets of Citizens Communication Company (Citizens);
•	UES’ guarantee of a $40 million revolving credit facility available to UNS Gas and UNS Electric;

•	UniSource Energy’s guarantee of approximately $5 million in natural gas and supply payments and building lease payments for UNS Gas, UNS Electric and a subsidiary of Millennium.

If approved by the ACC, the revolving credit facilities available to UNS Gas and UNS Electric will increase to $60 million, as will the amount of the UES guarantee. See Note 3 of Notes to Condensed Consolidated Financial Statements.

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

CONTRACTUAL OBLIGATIONS

There are no significant changes in our contractual obligations or other commercial commitments from those reported in our 2005 Annual Report on Form 10-K, other than:

•
In October 2006, UED purchased two electric generating turbines for $17 million. UED paid $2 million at the date of purchase and will pay the balance over the next six months. The turbines will be part of a 90 MW power project to be constructed in Kingman, Arizona in UNS Electric’s service area. Construction is expected to begin during the third quarter of 2007 with an estimated completion date of May 2008. Including the purchase of the turbines, the entire project is expected to cost $60 million.

•
In September 2006, UNS Electric entered into a 25 MW power supply agreement for the period June 2008 through May 2009. The contract is based on a fixed price and will cost UNS Electric approximately $14 million for the year.

•
In September 2006, UNS Electric entered into a 25 MW power supply agreement for the period June 2008 through May 2011. The contract is indexed to natural gas prices. UNS Electric’s minimum expected annual payment under this contract is $16 million based on natural gas prices as of September 30, 2006.

•
TEP’s purchased power agreement with Tri-State for 100 MW of system capacity became effective September 1, 2006. This contract allows Tri-State to reduce the contract capacity in increments of 25 MW with 90 days’ notice. To date, TEP has received no such notice. If Tri-State does not give notice to reduce capacity, the minimum capacity payments will be $10 million for 2006, $31 million annually in 2007 through 2010, and $21 million in 2011.

•
TEP provides incentives to new home builders to construct TEP Guarantee Homes that meet the highest construction and energy-efficiency standards available. TEP’s builder incentive commitment totaled $2 million at September 30, 2006.

•
In June 2006, TEP refinanced variable rate notes underlying the Springerville Common Facilities Leases. A portion of the rent payable by TEP pursuant to the Springerville Common Facilities Leases is determined by the amount of interest payable on the variable rate lease debt. The notes were amended to provide that interest will be payable at LIBOR plus 1.5% for the next three years with the spread over LIBOR increasing every three years thereafter to 2% by June 2018. Prior to the refinancing, the interest rate was LIBOR plus 4%. TEP estimates its obligation using a forward LIBOR curve. At September 30, 2006, TEP’s expected payments under the Springerville Common Facilities Leases total: $7 million in 2006; $6 million in 2007; $6 million in 2008; $6 million in 2009; $6 million in 2010; $6 million in 2011; and $145 million thereafter. TEP’s obligation does not include the impact of the 2006 interest rate swap.

•
In June 2006, TEP purchased a 14% equity ownership interest in the Springerville Unit 1 Leases. As a result, TEP amended the Springerville Unit 1 Lease related to such undivided interest to reduce TEP’s rent payable to equal the scheduled amount of principal and interest payable on the debt issued by the owner trustee. At September 30, 2006, TEP’s expected payments under the Springerville Unit 1 Leases total: $85 million in 2006; $83 million in 2007; $82 million in 2008; $30 million in 2009; $57 million in 2010; $83 million in 2011; and $317 million thereafter.

•
In May 2006, UNS Electric entered into a 25 MW power supply agreement for the period June 2008 through December 2013. The 25 MW consists of 10 MW at a fixed price with the remaining 15 MW price indexed to natural gas prices. UNS Electric’s minimum expected annual payment under this contract is $10 million based on natural gas prices at September 30, 2006.

•	TEP entered into operating leases in the first quarter 2006 for equipment at Springerville totaling $2 million over three years.

•
Under a settlement agreement signed in March 2005 with the New Mexico Environmental Department and environmental activist groups, the co-owners of San Juan will install new technology at the generating station to reduce mercury, particulate matter, NOx, and SO2 emissions. TEP’s share of the cost of new pollution control equipment based on its ownership of San Juan has increase from $30 million over the next three years to $16 million in 2007, $39 million in 2008, and $7 million in 2009 as a result of higher commodity prices, construction, and engineering costs.

DIVIDENDS ON COMMON STOCK

The following table shows the dividends declared to UniSource Energy shareholders for 2006.

Declaration Date	Record Date	Payment Date	Dividend Amount Per Share of Common Stock
February 10, 2006	February 21, 2006	March 15, 2006	$0.21
May 5, 2006	May 17, 2006	June 9, 2006	$0.21
September 14, 2006	September 25, 2006	October 10, 2006	$0.21

INCOME TAX MATTERS

Income Tax Position

At September 30, 2006, UniSource Energy and TEP had, for federal income tax filing purposes, Federal AMT Credit carryforward amounts of $51 million and $37 million, respectively.

Internal Revenue Service Matters

On its 2002 tax return, TEP filed for an automatic change in accounting method relating to the capitalization of indirect costs to the production of electricity and self-constructed assets. The new accounting method was also used on the 2003 and 2004 returns for TEP, UNS Gas and UNS Electric.

In August 2005, the IRS issued a ruling which draws into question the ability of electric and gas utilities to use the new accounting method. Additionally, the IRS issued a Notice of Proposed Adjustment (NOPA) to TEP in August 2006 disallowing the use of the method. TEP believes the IRS position is without merit and intends to vigorously pursue this issue. However, in order to stop the running of interest and to avoid potential penalties, TEP, UNS Gas and UNS Electric have filed amended returns for 2002, 2003 and 2004 reflecting the changes proposed in the NOPA issued by the IRS. TEP and UNS Electric remitted tax and interest of $23 million and $1 million respectively to the IRS in September 2006. Payment of interest that had not been previously accrued resulted in a $3 million expense in the third quarter of 2006. In October 2006, TEP, UNS Gas and UNS Electric remitted $8 million to state authorities.

TUCSON ELECTRIC POWER COMPANY

RESULTS OF OPERATIONS

The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis. The following discussion relates to TEP’s utility operations, unless otherwise noted.

	Sales		Operating Revenue
Three Months Ended Sept. 30,	2006	2005	2006	2005
	-Millions of kWh-		-Millions of Dollars-
Electric Retail Sales:
Residential	1,297	1,326	$122	$125
Commercial	583	574	61	60
Industrial	657	669	49	49
Mining	236	190	11	9
Public Authorities	65	70	5	5
Total Electric Retail Sales	2,838	2,829	$248	$248
Electric Wholesale Sales Delivered:
Long-term Contracts	255	286	13	14
Other Sales	543	374	24	24
Transmission	-	-	3	2
Net Unrealized Gain (Loss) on Forward Sales of Energy	-	-	6	(9)
Total Electric Wholesale Sales	798	660	46	31
Total Electric Sales	3,636	3,489	$294	$279

Weather Data:	2006	2005
Cooling Degree Days
Three Months Ended Sept. 30,	795	1,023
10-Year Average	943	949

Retail revenues decreased by less than $1 million in the third quarter of 2006 compared with the same period last year. Retail customer growth was offset by mild summer weather. Cooling degree days in the third quarter of 2006 were down 22% compared with the same period last year and 16% lower than the 10-year average. TEP’s retail customer base grew approximately 2% compared with September 30, 2005.

Wholesale revenues increased $16 million in the third quarter of 2006 compared with the third quarter of 2005. In the third quarter of 2006, wholesale revenues included a $6 million net unrealized gain due to mark-to-market adjustments on forward sales, while the same period last year included a $9 million net unrealized loss. Wholesale kWh sales increased 21% in the third quarter of 2006 due to higher coal plant availability; however, higher sales volumes were offset by a 19% decrease in the average market price for wholesale power compared with the same period last year. See Factors Affecting Results of Operations, Western Energy Markets, Market Prices, below.

	Sales		Operating Revenue
Nine Months Ended Sept. 30,	2006	2005	2006	2005
	-Millions of kWh-		-Millions of Dollars-
Electric Retail Sales:
Residential	3,008	2,883	$275	$264
Commercial	1,498	1,423	156	148
Industrial	1,751	1,777	127	129
Mining	688	634	33	30
Public Authorities	195	180	14	13
Total Electric Retail Sales	7,140	6,897	$605	$584
Electric Wholesale Sales Delivered:
Long-term Contracts	792	871	39	41
Other Sales	1,679	1,304	86	71
Transmission	-	-	6	6
Net Unrealized Gain (Loss) on Forward Sales of Energy	-	-	7	(10)
Total Electric Wholesale Sales	2,471	2,175	138	108
Total Electric Sales	9,611	9,072	$743	$692

Weather Data:	2006	2005
Cooling Degree Days
Nine Months Ended Sept. 30,	1,338	1,477
10-Year Average	1,377	1,384

Total revenues from kWh sales to retail customers increased by $21 million, or 4%, in the first nine months of 2006, compared with the same period last year, due to hot summer weather during the second quarter and customer growth.

Wholesale revenues increased $30 million in the first nine months of 2006 compared with the same period last year. In the first nine months of 2006, wholesale revenues included a $7 million net unrealized gain due to mark-to-market adjustments on forward sales, while the same period last year included a $10 million net unrealized loss. Wholesale kWh sales were up 14% primarily due to the higher availability of TEP’s coal plants. TEP hedged 270,000 MWh of its first quarter sales in the latter part of 2005 at an average price of $70 per MWh, which was nearly 50% higher than the average wholesale market price. See Factors Affecting Results of Operations, Western Energy Markets, Market Prices, below.

Mark-to-Market Adjustments on Trading Activity

The table below summarizes the net unrealized gains (losses) on TEP’s forward sales and purchases of energy. Net unrealized gains (losses) on forward sales of energy are presented on the income statement in wholesale revenues. Net unrealized gains (losses) on forward purchases of energy are presented on the income statement in purchased power expense. Amounts for 2006 are based on the market price of energy as of September 30, 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	-Millions of Dollars-		-Millions of Dollars-
Net Unrealized Gain (Loss) on Forward Sales of Energy	$6	$(9)	$7	$(10)
Net Unrealized (Loss) Gain on Forward Purchases of Energy	(5)	1	(6)	1
Net Unrealized Gain (Loss)	$1	$(8)	$1	$(9)

OPERATING EXPENSES

Fuel and Purchased Power Expense

TEP’s fuel and purchased power expense, and energy resources for the three months ended September 30, 2006 and 2005 are shown in the table below.

	Generation and Purchased Power		Expense
Three Months Ended September 30,	2006	2005	2006	2005
	-Millions of kWh-		-Millions of Dollars-
Coal-Fired Generation
Four Corners	209	207	$3	$3
Navajo	352	352	5	5
San Juan	681	658	15	14
Springerville	1,569	1,387	26	23
Sundt 4	191	219	5	4
Total Coal-Fired Generation	3,002	2,823	54	49
Gas-Fired Generation
Luna	175	-	9	-
Other Gas Units	152	191	14	18
Total Gas-Fired Generation	327	191	23	18
Solar and Other	2	3	-	-
Total Generation (1)	3,331	3,017	77	67
Purchased Power	614	761	37	64
Net Unrealized (Gain) Loss on Forward Purchases of Energy	-	-	5	(1)
Total Purchased Power	614	761	42	63
Total Resources	3,945	3,778	$119	$130
Less Line Losses and Company Use	(309)	(289)
Total Energy Sold	3,636	3,489
(1) Fuel expense in 2006 excludes $1 million related to Springerville 3; these expenses are reimbursed by Tri-State and recorded in Other Revenue.

Fuel expense at TEP’s generating plants was $10 million higher in the third quarter of 2006 compared with the same period last year. Coal-fired generation increased 179,000 MWh, or 6%, compared with the third quarter of 2005 due primarily to an outage at Springerville Unit 2 in 2005. As a result of higher coal generation, coal-related fuel expense increased $5 million in the third quarter of 2006 compared with the same period last year. Gas-fired generation increased by 136,000 MWh and gas-related fuel expense was $5 million higher than the third quarter of 2005, due primarily to the start of commercial operation of Luna in April 2006. Luna’s generation output reported in the table above includes energy generated during its test phase, but does not include any associated fuel costs which were capitalized and reported as project costs.

Purchased power expense was $21 million lower in the third quarter of 2006 compared with the same period last year due to fewer coal plant outages and the availability of Luna to offset some of TEP’s purchased power requirements. Total purchases decreased 147,000 MWh, or 19%, in the third quarter of 2006 compared with the same period last year, while the average market price for wholesale power was down 19% over the same period.

TEP’s fuel and purchased power expense, and energy resources for the nine months ended September 30, 2006 and 2005 are shown in the table below.

	Generation and Purchased Power		Expense
Nine Months Ended September 30,	2006	2005	2006	2005
	-Millions of kWh-		-Millions of Dollars-
Coal-Fired Generation
Four Corners	612	588	$9	$8
Navajo	931	894	13	11
San Juan	1,939	1,863	44	40
Springerville	4,297	4,053	71	68
Sundt 4	470	596	11	12
Total Coal-Fired Generation	8,249	7,994	148	139
Gas-Fired Generation
Luna	400	-	18	-
Other Gas Units	278	337	25	31
Total Gas-Fired Generation	678	337	43	31
Solar and Other	7	6	-	-
Total Generation (1)	8,934	8,337	191	170
Purchased Power	1,411	1,443	82	104
Net Unrealized (Gain) Loss on Forward Purchases of Energy	-	-	6	(1)
Total Purchased Power	1,411	1,443	88	103
Total Resources	10,345	9,780	$279	$273
Less Line Losses and Company Use	(734)	(708)
Total Energy Sold	9,611	9,072
(1) Fuel expense in 2006 excludes $7 million related to Springerville 3; these expenses are reimbursed by Tri-State and recorded in Other Revenue.

Fuel expense at TEP’s generating plants was $21 million higher in the first nine months of 2006 compared with the same period last year. Coal-fired generation increased 255,000 MWh, or 3%, compared with the first nine months of 2005 primarily due to fewer outages. As a result, coal-related fuel expense increased $9 million in the first nine months of 2006 compared with the same period last year. Gas-fired generation increased by 341,000 MWh and gas-related fuel expense was $12 million higher than the first nine months of 2005, due to generation from Luna. Luna’s generation output reported in the table above includes energy generated during its test phase, but does not include any associated fuel costs which were capitalized and reported as project costs.

Purchased power expense decreased $15 million in the first nine months of 2006 compared with the same period last year, due to fewer coal plant outages and the availability of Luna to offset some of TEP’s purchased power requirements. Total purchases declined 32,000 MWh, or 2%, in the first nine months of 2006 compared with the same period last year, while the average market price for wholesale power was down 6% over the same period.

The table below shows the average fuel cost per kWh for TEP’s generating plants by fuel type and purchased power.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	-cents per kWh-		-cents per kWh-
Coal	1.80	1.74	1.79	1.74
Gas*	7.12*	9.42	6.60*	9.20
All fuels	2.31	2.22	2.14	2.04
Purchased Power	6.84	8.28	6.24	7.14

*In 2006, the average cost of gas generation per kWh excludes test energy produced at Luna and its associated fuel costs.

Other Operating Expenses

O&M expense increased $12 million in the third quarter of 2006 and $9 million in the first nine months of 2006 compared with the same periods last year, primarily due to operating costs at TEP’s generating plants.

O&M includes $4 million of expenses related to the operation of Springerville Unit 3 in both the three and nine months ended September 30, 2006. O&M costs related to Springerville Unit 3 are reimbursed by Tri-State and recorded in other operating revenue.

TEP sold excess SO2 emission allowances and recorded pre-tax gains of $3 million and $4 million, respectively, to O&M during the third quarters of 2006 and 2005. During the first nine months of 2006 and 2005, TEP recorded pre-tax gains of $7 million related to sales of emission allowances. See Factors Affecting Results of Operations, Emission Allowances, below.

Depreciation and amortization expense did not change in the third quarter of 2006 compared with the same period last year. Depreciation and amortization expense decreased $3 million in the first nine months of 2006 compared with the same period last year, due primarily to changes in depreciation lives of certain generation assets at TEP in April 2005.

Amortization of the TRA increased $2 million in the third quarter of 2006 and $7 million in the first nine months of 2006, compared with the same periods last year. Amortization of the TRA is the result of the Settlement Agreement with the ACC, which changed the accounting method for TEP’s generation operations. This item reflects the recovery, through 2008, of transition recovery assets which were previously regulatory assets of the generation business. The amount of amortization is a function of the TRA balance and total kWh consumption by TEP’s distribution customers.

The table below shows estimated annual TRA amortization and unamortized TRA year-end balances for 2006 through 2008.

	Estimated	Unamortized
	TRA Amortization	TRA Balance
	-Millions of Dollars-
2006	$ 66	$ 102
2007	76	26
2008	26	-

Other Income (Deductions)

In the first nine months of 2005, TEP’s Income Statement included inter-company Interest Income of $2 million. This represented Interest Income on a promissory note TEP received from UniSource Energy in exchange for the transfer to UniSource Energy of its stock in Millennium in 1998. UniSource Energy repaid the inter-company promissory note on March 1, 2005. On UniSource Energy’s Consolidated Statement of Income, this Interest Income, as well as UniSource Energy’s related interest expense, was eliminated as an inter-company transaction.

Interest Expense

In the third quarter of 2006, total interest expense increased by $2 million primarily due to the payment of interest by TEP to the IRS related to a notice of a proposed adjustment to previously filed tax returns and fees incurred by TEP when it amended its credit agreement in August 2006. In the first nine months of 2006, total interest expense decreased by $11 million primarily due to lower debt and capital lease obligation balances, lower credit agreement fees and costs incurred in the second quarter of 2005 related to TEP’s financing activities.

Income Tax Expense

Income tax expense increased $7 million in the third quarter of 2006 and $19 million in first nine months of 2006 compared with the same periods in 2005 due to higher pre-tax income.

FACTORS AFFECTING RESULTS OF OPERATIONS

COMPETITION

In 2001, all of TEP’s retail customers became eligible to choose an alternative energy service provider (ESP), however only a small number of commercial and industrial customers initially chose an ESP. By 2002, none of TEP’s retail customers were served by an alternate ESP.

In January 2005, an Arizona Court of Appeals decision became final when the Court held invalid certain portions of the ACC rules on retail competition and related market pricing. In February 2006, the ACC Staff requested that a proceeding be opened to address the issue of retail electric competition. We cannot predict what changes, if any, the ACC will make to the competition rules. Unless and until the ACC clarifies the competition rules and ESPs offer to provide energy in TEP’s service area, it may not be possible for TEP’s retail customers to choose other energy providers. TEP has met all conditions required by the ACC to facilitate electric retail competition, including ACC approval of TEP’s direct access tariffs. See Rates, ACC Order to Review the Settlement Agreement, below.

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

The Rules and the Settlement Agreement established:

•	a period from November 1999 through 2008 for TEP to transition its generation assets from a cost of service based rate structure to a market, or competitive, rate structure;
•	the recovery through rates during the transition period of $450 million of stranded generation costs through a fixed competitive transition charge (Fixed CTC);
•	capped rates for TEP retail customers through 2008;
•	an ACC interim review of TEP retail rates in 2004;
•	unbundling of electric services with separate rates or prices for generation, transmission, distribution, metering, meter reading, billing and collection, and ancillary services;
•	a process for ESPs to become licensed by the ACC to sell generation services at market prices to TEP retail customers;

•	access for TEP retail customers to buy market priced generation services from ESPs beginning in 2000 (currently, no TEP customers are purchasing generation services from ESPs);
•	transmission and distribution services would remain subject to regulation on a cost of service basis; and
•	beginning in 2009, TEP’s generation would be market-based and its retail customers would pay the market rate for generation services.

2004 General Rate Case Information

In June 2004, as required by the Settlement Agreement, TEP filed general rate case information with the ACC. TEP’s filing did not propose any change in retail rates and, under the terms of the Settlement Agreement, no rate case filed by TEP through 2008 may result in a net rate increase. However, absent the restriction on raising rates, TEP believes that the data in its filing would justify an increase in retail rates of 16%.

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

In April 2006, the ACC ordered that a procedure be established to allow for an expeditious and complete review of: the Settlement Agreement and its effect on how TEP’s rates for generation services will be determined after December 31, 2008; TEP’s proposed amendments to the Settlement Agreement; and demand-side management (DSM), renewable energy standards (RES), and time of use tariffs (TOU).

TEP Testimony

On August 18, 2006, TEP filed testimony in the ACC proceedings to review the Settlement Agreement.
TEP’s testimony states TEP’s belief that it is entitled to charge market based generation service rates in 2009 and has complied with its obligations under the Settlement Agreement.

TEP testimony states that the Settlement Agreement provided the terms and conditions by which TEP is to transition into the competitive electric marketplace. The rate impact of charging market based generation service rates in 2009 would vary with market conditions which are influenced by the cost of natural gas. Assuming a natural gas cost of $7 per MMBtu, which equates to a wholesale power price of approximately $60 per MWh, TEP’s average retail rate would be expected to increase approximately 23% over current rates if 2009 generation service rates are market based.

The Settlement Agreement required TEP to significantly change the way it conducted business. Under the terms of the Settlement Agreement, TEP agreed to: (i) rate reductions in 1999 and 2000; (ii) a rate freeze from July 1, 2000 through December 31, 2008, taking all the risk of inflation and cost increases; (iii) unbundled tariffed rates; (iv) accelerate depreciation of certain generation-related assets; (v) offset the standard offer generation rate (Market Generation Credit) by the amount of the Floating Competition Transition Charge; (vi) open its exclusive service territory to competition for generation service; (vii) assume the volatility and risk of market rates in 2009; and (viii) a rate check in 2004 when rates could not increase but could actually decrease.

In the testimony, TEP states that if the ACC or other parties to the Settlement Agreement seek to unilaterally change the contract and order TEP back to cost-of-service, which is a breach that will force TEP to protect its rights in court and seek an order, which may include an award for damages. TEP states that, if the ACC does not honor the Settlement Agreement, does not agree to one of TEP’s alternative proposals, and orders that

TEP’s generation service rates will be based on traditional cost-of-service ratemaking without compensating TEP for the financial impacts of the Settlement Agreement, then TEP must: (1) file a rate case and (2) immediately file a lawsuit to preserve its right to declaratory relief and damages arising from the ACC’s breach of the Settlement Agreement. TEP states that the financial impacts and costs directly attributable to the Settlement Agreement exceed $850 million.

In the testimony, TEP offered alternatives to charging market based generation service rates after December 31, 2008, as described below.

The Market Phase-In Proposal

TEP proposed a market rate phase-in plan in the event that the ACC desires to maintain a competitive wholesale generation market, but wants to mitigate the immediate impact of market rates. Elements of the market rate phase-in include:

•
A cap would be set such that no customer class would realize an initial rate increase in excess of 12%. The phase-in period would begin in 2009, last approximately four years and then be fully market-based;

•	TEP’s current rates would remain frozen through the end of 2008; and

•	Implementation of the new DSM, RES and TOU programs and tariffs.

The Cost-of-Service (including Regulatory Asset and Energy Cost Adjustment Clause) Proposal

TEP’s cost-of-service proposal presents a framework for returning TEP to cost-of-service regulation for generation service if the ACC determines that it will abandon the concept of a competitive wholesale and retail generation market. Elements of the proposal include:

•	A new regulatory asset of $850 million to be included in rate base will be created to compensate TEP for the financial impacts and costs incurred in performing under the Settlement Agreement;

•	An energy cost adjustment clause (ECAC) to recover energy costs associated with serving the incremental retail load above that filed in its cost-of-service test year;

•	Immediate filing of a cost-of-service rate case in 2007;

•	Implementation of the new DSM, RES and TOU programs and tariffs; and

•	Restore exclusivity of TEP’s certificate of convenience and necessity.

The proposed ECAC would differ from some other purchase power and fuel clauses in that it would not include any fuel, purchased power or plant operating risks associated with serving the test year portion of TEP’s retail load. Also, the ECAC would not be a straight pass through of purchased power costs to serve the incremental load. In the event that TEP’s actual fuel and purchased power costs related to the incremental load exceeded the ECAC rate, TEP would not be able to pass the “excess” costs through to customers. However, in the event that those costs were less than the ECAC rate, TEP would be entitled to retain those earnings.

If the ACC adopts TEP’s cost-of-service proposal and approves a new regulatory asset of $850 million and implementation of the ECAC mechanism, TEP expects that its average retail rate in 2009 would increase by approximately 26% over current rates.

Procedural Schedule

On November 1, 2006, the ALJ issued a procedural order establishing the following revised schedule to allow the parties additional time to conduct discovery and prepare testimony.

Date
ACC staff and intervenor testimony	January 8, 2007
TEP rebuttal testimony	January 29, 2007
ACC staff and intervenor rebuttal testimony	February 8, 2007
TEP rejoinder testimony	February 15, 2007
Hearings before ALJ	February 20, 2007

TEP cannot predict the outcome of the proceedings.

RENEWABLE ENERGY STANDARD AND TARIFF

In October 2006, the ACC approved new Renewable Energy Standard and Tariff rules (REST rules) designed to require TEP, UNS Electric and other affected utilities to generate 15% of their total energy requirements from renewable energy technologies by 2025. To help offset the increased costs of meeting the more aggressive standard, the proposed REST rules allow a change in the existing Environmental Portfolio Surcharge. The proposed REST rules require affected utilities to file a request to recover the cost of installing and operating the renewable resources with the ACC. Any change in the surcharge is subject to ACC approval.

The proposed REST rules require utilities to file annual plans outlining the steps they are taking to meet the new standard. The proposed REST rules must be certified by the Arizona Attorney General before taking effect.

We cannot predict when or if the proposed REST rules will be certified.

WESTERN ENERGY MARKETS

As a participant in the western U.S. wholesale power markets, TEP is directly and indirectly affected by changes in market conditions and market participants. TEP competes with other utilities, power marketers and independent power producers in the sale of electric capacity and energy at market-based rates in the wholesale market.

 By the end of 2006, electric generating capacity in Arizona is expected to be approximately 26,000 MW, an increase of 64% since 2001. A majority of the growth over the last three years is the result of 17 new or upgraded gas-fired generating units with a combined capacity of approximately 9,700 MW. The completion of Springerville Unit 3 provides 400 MW of new coal-fired generation located in Arizona.

Market Prices

The average market price for around-the-clock energy based on the Dow Jones Palo Verde Index decreased in the first nine months of 2006, as did the average price for natural gas based on the Permian Index. We cannot predict whether changes in various factors that influence demand and supply will cause prices to change during the remainder of 2006.

Average Market Price for Around-the-Clock Energy	$/MWh
Quarter ended September 30, 2006	$55
Quarter ended September 30, 2005	68

Nine months ended September 30, 2006	$50
Nine months ended September 30, 2005	53

Average Market Price for Natural Gas	$/MMBtu
Quarter ended September 30, 2006	$5.93
Quarter ended September 30, 2005	7.36

Nine months ended September 30, 2006	$6.21
Nine months ended September 30, 2005	6.34

In addition to energy from its coal-fired facilities, TEP typically uses purchased power, supplemented by generation from its gas-fired units, to meet the summer peak demands of its retail customers. Some of these purchased power contracts are price indexed to natural gas prices. Short-term and spot power purchase prices are also closely correlated to natural gas prices. Due to its increasing seasonal gas and purchased power usage, TEP hedges a portion of its total natural gas exposure from plant fuel and gas-indexed purchased power with fixed price contracts for a maximum of three years. TEP currently has approximately 32% of this exposure hedged for the summer peak period of 2007 (June - September) at a weighted average price of $7.17 per MMBtu. TEP purchases its remaining gas fuel needs and purchased power in the spot and short-term markets.

Market prices may also affect TEP’s wholesale revenues. TEP commits to future sales of energy as part of its ongoing efforts to hedge its excess generation based on projected generation capability, forward prices and generation costs. For 2006 and 2007, TEP has sold forward approximately 50 MW of fixed price energy at an average approximate price of $70 per MWh. In 2006, this energy sale excluded on-peak hours in June through September, and in 2007, excludes on-peak hours in April through September. In addition, TEP has sold forward 207,000 MWh in the fourth quarter of 2006 at an average price of $63 per MWh.

We expect the market price and demand for capacity and energy to continue to be influenced by factors including:

•	availability and price of natural gas;
•	weather;
•	continued population growth in the western U.S.;
•	economic conditions in the western U.S.;
•	availability of generating capacity throughout the western U.S.;
•	the extent of electric utility industry restructuring in Arizona, California and other western states;
•	the effect of FERC regulation of wholesale energy markets;
•	availability of hydropower;
•	transmission constraints; and
•	environmental regulations and the cost of compliance.

COAL SUPPLY

TEP’s agreement to supply coal to Sundt Unit 4 expires at the end of 2006. In October 2006, TEP reached agreements for the purchase and transportation of coal to Sundt Unit 4 through 2008. Based on this new agreement for the purchase and transportation of coal, and increases at other coal-fired plants, we expect TEP’s total coal-related fuel expense across all of its plants to increase by 9-10% in 2007.

EMISSION ALLOWANCES

TEP has SO2 Emission Allowances in excess of what is required to operate its generating units. The excess results primarily from a higher removal rate of SO2 emissions at Springerville Units 1 and 2 following recent upgrades to environmental plant components and related changes to plant operations. From time to time, TEP will sell a portion of its excess SO2 Emission Allowances. The table below summarizes sales made in 2005 and 2006, and forward sales of SO2 Emission Allowances, as of September 30, 2006.

Delivery	Allowances Sold	Pre-tax Gain (millions)
2005	15,000	$13
2006
1st Quarter	2,500	2
2nd Quarter	2,500	2
3rd Quarter	5,000	3
2007	10,000	8

In addition to the allowances contracted to be sold in 2007, TEP expects to have approximately 20,000 excess SO2 Emission Allowances available for sale in future periods.

SPRINGERVILLE UNITS 3 AND 4

Springerville Unit 3, which commenced commercial operation on July 28, 2006, is a 400 MW coal-fired generating facility at the same site as Springerville Units 1 and 2. Tri-State is leasing 100% of Unit 3 from a financial owner. TEP allocates a portion of the fixed costs of the existing common facilities to the additional generating unit. TEP operates Unit 3 and will receive annual pre-tax benefits of approximately $15 million in the form of cost savings, rental payments, transmission revenues, and other fees. As part of the project, Tri-State provided funding to improve sulfur dioxide scrubbers, low-nitrogen oxide burners and other emission control upgrades for Units 1 and 2, which were completed in 2005.

Salt River Project (SRP) is purchasing 100 MW of capacity from Tri-State under a 30-year power purchase agreement. In May 2006, SRP announced its intention to build Unit 4, a 400 MW coal-fired generating facility at the same Springerville site. Construction of Unit 4 is scheduled to begin in late 2006 and is expected to be completed in late 2009. Prior to Unit 4’s completion, TEP may be required, along with Tri-State, to exercise best efforts to find a replacement purchaser for SRP to purchase 100 MW of capacity from Unit 3. If TEP and Tri-State are unable to find such a replacement purchaser, TEP would then purchase 100 MW of output from Unit 4, beginning with the commercial operation of Unit 4. Given the current level of wholesale power market prices, we believe it is unlikely that TEP would be required to find a replacement purchaser or to purchase SRP’s 100 MW. Under the terms of existing regulatory permits, Unit 4 is required to be completed by December 31, 2009.

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

The table below shows the cash available to TEP after capital expenditures, scheduled debt payments and payments on capital lease obligations which are paid at the beginning of January and July:

Nine Months Ended September 30,	2006	2005
	-Millions of Dollars-
Net Cash Flows - Operating Activities (GAAP)	$144	$146
Amounts from Statements of Cash Flows:
Less: Capital Expenditures	(111)	(104)
Net Cash Flows after Capital Expenditures (non-GAAP)*	33	42
Amounts from Statements of Cash Flows:
Less: Retirement of Capital Lease Obligations	(61)	(53)
Plus: Proceeds from Investment in Lease Debt	22	14
Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (non-GAAP)*	$(6)	$3

Nine Months Ended September 30,	2006	2005
	-Millions of Dollars-
Net Cash Flows - Operating Activities (GAAP)	$144	$146
Net Cash Flows - Investing Activities (GAAP)	(138)	(83)
Net Cash Flows - Financing Activities (GAAP)	(45)	(142)
Net Cash Flows after Capital Expenditures (non-GAAP)	33	42
Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (non-GAAP)	(6)	3

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

Operating Activities

In the first nine months of 2006, net cash flows from operating activities decreased by $2 million compared with the same period in 2005. Net cash flows were impacted by:

2006 included:

•
a $39 million increase in cash receipts from electric retail and wholesale sales, net of fuel and purchased energy costs, due primarily to retail customer growth, higher availability of excess power to sell into the wholesale market; and the availability of Luna to offset some of TEP’s purchased power requirements; and

•
a $16 million decrease in total interest paid due to lower capital lease obligation balances, lower long-term debt balances and lower annual fees under the TEP credit agreement that was entered into in May 2005; offset by:

•
a $40 million increase in income taxes due to a $24 million payment made to the IRS related to a notice of a proposed adjustment to previously filed tax returns and an increase in federal and state extension and estimated tax payments;

•	a $3 million increase in wages paid; and

•	a $2 million decline in proceeds from the sale excess emission allowances.

2005 included:

•	$11 million of interest received from UniSource Energy related to an inter-company note repaid in the first quarter of 2005.

Investing Activities

Net cash used for investing activities was $55 million higher in the nine months of 2006 compared with the same period in 2005 primarily due to:

•	a $9 million increase in proceeds from investments in Springerville Lease Debt; offset by

•	an $8 million increase in capital expenditures related to TEP’s share of the construction costs of Luna and growth and maintenance of TEP’s electric system; and

•	TEP’s purchase of a 14% equity interest in Springerville Unit 1 Lease, which represents approximately 53 MW of capacity.

Financing Activities

Net cash used for financing activities was $97 million lower in the first nine months of 2006 compared with the same period in 2005. The following factors contributed to the decrease:

2006 included:

•	a $5 million increase in net proceeds from borrowings under the TEP Revolving Credit Facility; offset by

•	a $9 million increase in scheduled payments made on capital lease obligations.

2005 included:

•	a $110 million equity investment by UniSource Energy; and

•	proceeds of $95 million from UniSource Energy as a repayment for an inter-company loan; offset by

•	the use of $282 million to repay long-term debt;

•	$15 million of dividends paid to UniSource Energy; and

•	$5 million for debt issuance and retirement costs.

At September 30, 2006, there were $5 million in outstanding borrowings under the TEP Revolving Credit Facility.

Capital Lease Obligations

At September 30, 2006, TEP had $645 million of total capital lease obligations on its balance sheet. The table below provides a summary of the outstanding lease amounts in each of the obligations.

Leased Asset	Capital Lease Obligation Balance at September 30, 2006	Expiration
	- In Millions -
Springerville Unit 1	$381	2015
Springerville Coal Handling Facilities	112	2015
Springerville Common Facilities	105	2020
Sundt Unit 4	46	2011
Other Leases	1	2008
Total Capital Lease Obligations	$645

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

Investments in Springerville Lease Debt and Equity

At September 30, 2006, TEP had $181 million of investments in lease debt and equity on its balance sheet. The yields on TEP’s investments in Springerville Lease Debt, at the date of purchase, range from 8.9% to 12.7%. The table below provides a summary of the investment balances in lease debt.

	Lease Debt Investment Balance
Leased Asset	September 30, 2006	December 31, 2005
	- In Millions -
Investments in Lease Debt:
Springerville Unit 1	$ 81	$ 91
Springerville Coal Handling Facilities	52	65
Total Investment in Lease Debt	$133	$156

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

The LIBOR rate in effect on September 30, 2006 was 5.63%, and 3.52% on September 30, 2005, which resulted in a total interest rate on the lease debt of 7.13% at September 30, 2006, and 7.68% at September 30, 2005.

TEP Credit Agreement

In August 2006, TEP amended and restated its existing credit agreement (TEP Credit Agreement). The amendment reduced the interest rate and fees payable on TEP’s borrowings and letters of credit and, upon ACC approval, will increase the amount of its revolving credit facility to $150 million from $60 million, and extend the maturity to August 2011 from May 2010. In addition to the revolving credit facility, the TEP Credit Agreement includes a $341 million letter of credit facility which supports $329 million of tax-exempt variable rate bonds. The TEP Credit Agreement is currently secured by $401 million of 1992 Mortgage Bonds, which will increase to $491 million of 1992 Mortgage Bonds upon ACC approval of the increase in the revolving credit facility. The matter is pending before the ACC.

Interest rates and fees under the TEP Credit Agreement are based on a pricing grid tied to TEP’s credit ratings. Letter of credit fees are 0.55% per annum and amounts drawn under a letter of credit would bear interest at LIBOR plus 0.55% per annum. TEP has the option of paying interest on borrowings under the revolving credit facility at LIBOR plus 0.55% or the greater of the federal funds rate plus 0.5% or the agent bank’s reference rate.

The TEP Credit Agreement restricts additional indebtedness, liens, sale of assets and sale-leaseback agreements. The TEP Credit Agreement also requires TEP to meet a minimum cash coverage ratio and a maximum leverage ratio. If TEP complies with the terms of the TEP Credit Agreement, TEP may pay dividends to UniSource Energy. As of September 30, 2006, TEP was in compliance with the terms of the TEP Credit Agreement.

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

INCOME TAX MATTERS

See UniSource Energy, Liquidity and Capital Resources, Income Tax Matters, Internal Revenue Service Matters, above.

CONTRACTUAL OBLIGATIONS

There have been no significant changes in TEP’s contractual obligations or other commercial commitments from those reported in TEP’s 2005 Annual Report on Form 10-K, other than:

•
TEP’s purchased power agreement with Tri-State for 100 MW of system capacity became effective September 1, 2006. This contract allows Tri-State to reduce the contract capacity in increments of 25 MW with 90 days notice. To date, TEP has received no such notice. If Tri-State does not give notice to reduce capacity, the minimum capacity payments will be $10 million for 2006, $31 million annually in 2007 through 2010, and $21 million in 2011.

•
TEP provides incentives to new home builders to construct TEP Guarantee Homes that meet the highest construction and energy-efficiency standards available. TEP’s builder incentive commitment totaled $2 million at September 30, 2006.

•
In June 2006, TEP refinanced variable rate notes underlying the Springerville Common Facilities Leases. A portion of the rent payable by TEP pursuant to the Springerville Common Facilities Leases is determined by the amount of interest payable on the variable rate lease debt. The notes were amended to provide that interest will be payable at LIBOR plus 1.5% for the next three years with the spread over LIBOR increasing every three years thereafter to 2% by June 2018. Prior to the refinancing, the interest rate was LIBOR plus 4%. TEP estimates its obligation using a forward LIBOR curve. At September 30, 2006, TEP’s expected payments under the Springerville Common Facilities Leases total: $7 million in 2006; $6 million in 2007; $6 million in 2008; $6 million in 2009; $6 million in 2010; $6 million in 2011; and $145 million thereafter. TEP’s obligation does not include the impact of the 2006 interest rate swap.

•
In June 2006, TEP purchased a 14% equity ownership interest in the Springerville Unit 1 Leases. As a result, TEP amended the Springerville Unit 1 Lease related to such interest to reduce TEP’s rent payable to equal the scheduled amount of principal and interest payable on the debt issued by the owner trustee. At September 30, 2006, TEP’s expected payments under the Springerville Unit 1 Leases total: $85 million in 2006; $83 million in 2007; $82 million in 2008; $30 million in 2009; $57 million in 2010; $83 million in 2011; and $317 million thereafter.

•	TEP entered into operating leases in the first quarter 2006 for equipment at Springerville totaling $2 million over three years.

•
Under a settlement agreement signed in March 2005 with the New Mexico Environmental Department and environmental activist groups, the co-owners of San Juan will install new technology at the generating station to reduce mercury, particulate matter, NOx, and SO2 emissions. TEP’s share of the cost of new pollution control equipment based on its ownership of San Juan has increase from $30 million over the next three years to $16 million in 2007, $39 million in 2008, and $7 million in 2009 as a result of higher commodity prices, construction, and engineering costs.

DIVIDENDS ON COMMON STOCK

TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants. As of September 30, 2006, TEP was in compliance with the terms of the TEP Credit Agreement.

The Federal Power Act states that dividends shall not be paid out of funds properly included in capital accounts. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis to pay dividends from current year earnings.

UNS GAS

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared with the Three Months Ended September 30, 2005

UNS Gas reported net losses of $2 million in the third quarters of 2006 and 2005.

As of September 30, 2006, UNS Gas had approximately 142,000 retail customers, a 5% increase from last year. The table below shows UNS Gas’ therm sales and revenues for the second quarters of 2006 and 2005.

	Sales		Revenue
Three Months Ended September 30,	2006	2005	2006	2005
	- Millions of Therms -		- Millions of Dollars -
Retail Therm Sales:
Residential	6	5	$10	$ 8
Commercial	4	4	6	4
Industrial	1	1	1	1
Public Authorities	-	-	1	-
Total Retail Therm Sales	11	10	18	13
Transport	-	-	1	-
Negotiated Sales Program (NSP)	3	4	2	3
Total Therm Sales	14	14	$21	$16

Retail therm sales were 6% higher in the third quarter of 2006 compared with the same period last year, due primarily to customer growth. Retail revenues were higher by 38% due primarily to the PGA surcharge increase, which became effective in November 2005. See Factors Affecting Results of Operations, Rates and Regulation, Energy Cost Adjustment Mechanism, below.

Through a Negotiated Sales Program (NSP) approved by the ACC, customers who receive gas transmission services from UNS Gas may also elect to purchase gas from UNS Gas. Approximately one half of the margin earned on these NSP sales is retained by UNS Gas, while the remainder benefits retail customers through a credit to the PGA mechanism which reduces the gas commodity price. See Factors Affecting Results of Operations, Rates and Regulation, Energy Cost Adjustment Mechanism, below.

The table below provides summary financial information for UNS Gas.

Three Months Ended September 30,	2006	2005
	- Millions of Dollars -
Gas Revenues	$ 21	$ 16
Other Revenues	-	1
Total Operating Revenues	21	17
Purchased Gas Expense	14	10
Other Operations and Maintenance Expense	6	6
Depreciation and Amortization	1	1
Taxes other than Income Taxes	1	1
Total Operating Expenses	22	18

Operating Income	(1)	(1)

Total Interest Expense	2	2
Income Tax Expense (Benefit)	(1)	(1)
Net Income	$ (2)	$ (2)

Nine Months Ended September 30, 2006 Compared with the Nine Months Ended September 30, 2005

UNS Gas reported net income of $2 million in the first nine months of 2006 and 2005.

The table below shows UNS Gas’ therm sales and revenues for the nine months ending September 30, 2006 and 2005.

	Sales		Revenue
Nine Months Ended September 30,	2006	2005	2006	2005
	- Millions of Therms -		- Millions of Dollars -
Retail Therm Sales:
Residential	45	46	$ 65	$51
Commercial	20	20	26	19
Industrial	2	2	2	2
Public Authorities	5	5	5	4
Total Retail Therm Sales	72	73	98	76
Transport	-	-	2	2
Negotiated Sales Program (NSP)	13	16	9	11
Total Therm Sales	85	89	$109	$89

Retail therm sales were slightly lower in the first nine months of 2006 compared with the same period last year, due primarily to mild winter weather. Retail revenues were higher by 29% due primarily to the PGA surcharge increase, which became effective in November 2005. See Factors Affecting Results of Operations, Rates and Regulation, Energy Cost Adjustment Mechanism, below.

The table below provides summary financial information for UNS Gas.

Nine Months Ended September 30,	2006	2005
	- Millions of Dollars -
Gas Revenues	$ 109	$89
Other Revenues	2	2
Total Operating Revenues	111	91
Purchased Gas Expense	78	58
Other Operations and Maintenance Expense	18	18
Depreciation and Amortization	5	5
Taxes other than Income Taxes	2	2
Total Operating Expenses	103	83

Operating Income	8	8

Total Interest Expense	5	5
Income Tax Expense (Benefit)	1	1
Net Income	$ 2	$ 2

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

The PGA mechanism has two components, the PGA factor and the PGA surcharge or credit. The PGA factor is a mechanism that compares the twelve-month rolling weighted average gas cost to the base cost of gas, and automatically adjusts monthly, subject to limitations on how much the price per therm may change in a twelve month period. The actual gas and transportation costs that are either under or over collected through the base rate of $0.40 per therm or $4.00 per MMBtu and the PGA factor are charged or credited to a balancing account (PGA bank). In the nine months ended September 30, 2006, the average PGA factor was approximately $0.32 per therm or $3.20 per MMBtu.

The current annual cap on the maximum increase in the PGA factor is $0.10 per therm in a twelve month period. In January 2006, UNS Gas filed a request with the ACC to increase the cap to allow for more timely recovery of actual gas costs. In July 2006, UNS Gas requested this application be consolidated with its general rate case proceeding. See General Rate Case Filing, below.

When the ACC-designated under or over recovery trigger points of $6.2 million and $4.5 million, respectively, are met, UNS Gas may request a PGA surcharge or credit with the goal of collecting or returning the amount deferred from or to customers over a period deemed appropriate by the ACC.

In 2005, the ACC approved the following PGA surcharges:

Surcharge Amount Per Therm	Period In Effect
$0.15	November 2005 - February 2006
$0.25	March 2006 - April 2006
$0.30	May 2006 - June 2006
$0.35	July 2006 - September 2006
$0.25	October 2006 - November 2006
$0.20	December 2006 - February 2007
$0.25	March 2007 - April 2007

On September 30, 2006, the PGA bank balance was over-collected by $5.6 million on the basis as billed to customers, which exceeds the ACC-designated over recovery trigger point of $4.5 million. In October 2006, UNS Gas filed a proposal with the ACC that, if approved, would lower the PGA surcharge to $0.05 per therm in December 2006. Based on current projections of gas prices, UNS Gas believes that a lower surcharge amount would allow it to timely recover its gas costs and still provide rate relief to its customers.

Changes in the market price for gas, sales volumes and surcharge amount could significantly change the PGA bank balance in the future.

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

In September 2006, the ALJ issued a procedural order with the following schedule:

Filing	Date
ACC Staff & intervenor testimony	February 9, 2007
UNS Gas rebuttal testimony	March 9, 2007
ACC Staff & intervenor rebuttal testimony	March 30, 2007
UNS Gas rejoinder testimony	April 6, 2007
Hearing before ALJ	April 16, 2007

UNS Gas expects the ACC to rule on its rate case in the second half of 2007. Under the terms of the UES Settlement Agreement, new rates cannot go into effect before August 1, 2007.

LIQUIDITY AND CAPITAL RESOURCES

UNS Gas’ capital requirements consist primarily of capital expenditures. In the first nine months of 2006, capital expenditures were $19 million. During 2006, UNS Gas expects operating cash flows to fund a portion of its construction expenditures. UNS Gas will meet its remaining cash needs through a combination of existing cash, capital contributions from UniSource Energy and borrowings under the UNS Gas/UNS Electric Revolver (as defined below).

The table below provides summary information for operating cash flow and capital expenditures for the first nine months of 2006 and 2005.

Nine months Ended September 30,	2006	2005
	- Millions of Dollars -
Net Cash Flows - Operating Activities	$26	$15
Capital Expenditures	19	18

UNS Gas/UNS Electric Revolver

In August 2006, UNS Gas and UNS Electric amended and restated their existing unsecured revolving credit agreement (UNS Gas/UNS Electric Revolver). The amendment reduced the interest rate payable on borrowings and, upon ACC approval, will increase the amount of the revolving credit facility to $60 million from $40 million, and extend the maturity from April 2008 to August 2011. Currently, either borrower may borrow up to a maximum of $30 million, but the total combined amount borrowed cannot exceed $40 million. Upon ACC approval of the increase in the UNS Gas/UNS Electric Revolver, either borrower may borrow up to a maximum of $45 million, so long as the combined amount borrowed does not exceed $60 million. The matter is pending before the ACC.

UNS Gas is only liable for UNS Gas’ borrowings, and similarly, UNS Electric is only liable for UNS Electric’s borrowings under the UNS Gas/UNS Electric Revolver. UES guarantees the obligations of both UNS Gas and UNS Electric.

UNS Gas and UNS Electric have the option of paying interest at LIBOR plus 1.0% or the greater of the federal funds rate plus 0.5% or the agent bank’s reference rate.

The UNS Gas/UNS Electric Revolver contains restrictions on additional indebtedness, liens, mergers and sales of assets; it also contains a maximum leverage ratio and a minimum cash flow to interest coverage ratio for each borrower. As of September 30, 2006, UNS Gas and UNS Electric were each in compliance with the terms of the UNS Gas/UNS Electric Revolver.

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

UNS Gas expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes and to fund a portion of its capital expenditures. As of September 30, 2006, UNS Gas had no outstanding borrowings under the UNS Gas/UNS Electric Revolver.

Senior Unsecured Notes

UNS Gas has $100 million of senior unsecured notes that are guaranteed by UES. The note purchase agreement for UNS Gas restricts transactions with affiliates, mergers, liens, restricted payments and incurrence of indebtedness, and also contains a minimum net worth test. As of September 30, 2006, UNS Gas was in compliance with the terms of its note purchase agreement.

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

UNS ELECTRIC

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared with the Three Months Ended September 30, 2005

UNS Electric reported net income of $2 million in the third quarters of 2006 and 2005. Results in the third quarter of 2006 include an unrealized loss of $1 million related to mark-to-market adjustments on forward purchases of energy.

Similar to TEP’s operations, we expect UNS Electric’s operations to be seasonal in nature, with peak energy demand occurring in the summer months.

As of September 30, 2006, UNS Electric had approximately 93,000 retail customers, a 5% increase from last year. The table below shows UNS Electric’s kWh sales and revenues for the third quarters of 2006 and 2005.

	Sales		Revenue
Three Months Ended September 30,	2006	2005	2006	2005
	- Millions of kWh -		- Millions of Dollars -
Electric Retail Sales:
Residential	293	274	$29	$27
Commercial	178	175	17	17
Industrial	50	47	4	4
Other	1	1	-	-
Total Electric Retail Sales	522	497	$50	$48

Retail kWh sales were 5% higher in the third quarter of 2006 compared with the same period last year due primarily to customer growth.

The table below provides summary financial information for UNS Electric.

Three Months Ended September 30,	2006	2005
	- Millions of Dollars -
Electric Revenues	$ 50	$48
Other Revenues	1	-
Total Operating Revenues	51	48
Purchased Energy Expense	34	33
Unrealized Loss on Forward Purchases	1	-
Total Purchased Energy Expense	35	33
Other Operations and Maintenance Expense	7	7
Depreciation and Amortization	3	2
Taxes other than Income Taxes	1	1
Total Operating Expenses	46	43
Operating Income	5	5
Total Interest Expense	1	1
Income Tax Expense	2	2
Net Income	$ 2	$ 2

Nine Months Ended September 30, 2006 Compared with the Nine Months Ended September 30, 2005

UNS Electric reported net income of $4 million in the first nine months of 2006 and 2005. Results in the first nine months of 2006 include an unrealized loss of $1 million related to mark-to-market adjustments on forward purchases of energy. The table below shows UNS Electric’s kWh sales and revenues for the first nine months of 2006 and 2005.

	Sales		Revenue
Nine Months Ended September 30,	2006	2005	2006	2005
	- Millions of kWh -		- Millions of Dollars -
Electric Retail Sales:
Residential	650	595	$ 65	$ 60
Commercial	472	453	47	45
Industrial	145	135	11	10
Other	2	2	-	-
Total Electric Retail Sales	1,269	1,185	$123	$115

Retail kWh sales were 7% higher in the first nine months of 2006 compared with the same period last year due to customer growth and warm weather.

The table below provides summary financial information for UNS Electric.

Nine Months Ended September 30,	2006	2005
	- Millions of Dollars -
Electric Revenues	$ 123	$115
Other Revenues	2	1
Total Operating Revenues	125	116
Purchased Energy Expense	83	78
Unrealized Loss on Forward Purchases	1	-
Total Purchased Energy Expense	84	78
Other Operations and Maintenance Expense	19	18
Depreciation and Amortization	8	7
Taxes other than Income Taxes	3	3
Total Operating Expenses	114	106
Operating Income	11	10
Total Interest Expense	4	4
Income Tax Expense	3	2
Net Income	$ 4	$ 4

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

LIQUIDITY AND CAPITAL RESOURCES

UNS Electric’s capital requirements consist of capital expenditures, which were $29 million in the first nine months of 2006.

To improve the reliability of service in Santa Cruz County, in June 2006 UNS Electric completed the installation of a 20 MW gas-fired combustion turbine at the Valencia site and plans to upgrade its existing 115 kV line over time. In the first nine months of 2006, UNS Electric’s capital expenditures included $6 million related to the turbine.

During 2006, UNS Electric expects operating cash flows to fund a portion of its construction expenditures. In June 2006, UniSource Energy contributed $10 million of capital to UNS Electric. UNS Electric will meet its remaining cash needs through a combination of capital contributions from UniSource Energy and borrowings under the revolving credit facility.

The table below provides summary information for operating cash flow and capital expenditures for the first nine months of 2006 and 2005.

Nine Months Ended September 30,	2006	2005
	- Millions of Dollars -
Net Cash Flows - Operating Activities	$ 9	$ 13
Capital Expenditures	29	17

UNS Gas/UNS Electric Revolver

See UNS Gas, Liquidity and Capital Resources, UNS Gas/UNS Electric Revolver above for a description of UNS Electric’s unsecured revolving credit agreement.

UNS Electric expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes and to fund a portion of its capital expenditures. As of September 30, 2006, UNS Electric had $12 million outstanding under the UNS Gas/UNS Electric Revolver.

Senior Unsecured Notes

UNS Electric has $60 million of 7.61% senior unsecured notes outstanding due in 2008 that are guaranteed by UES. The note purchase agreements for UNS Electric contain certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments, incurrence of indebtedness, and minimum net worth. As of September 30, 2006, UNS Electric was in compliance with the terms of its note purchase agreement.

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

OTHER

RESULTS OF OPERATIONS

The table below summarizes the income and losses from continuing operations for the Other non-reportable segments of UniSource Energy for the three and nine-month periods ended September 30, 2006 and 2005:

Three Months Ended September 30,	2006	2005
	- Millions of Dollars -
Millennium Investments	$ -	$ 1
UniSource Energy Parent Company	(2)	(1)
Total Other	$ (2)	$ -

Nine Months Ended September 30,	2006	2005
	- Millions of Dollars -
Millennium Investments	$ -	$ -
UniSource Energy Parent Company	(5)	(5)
Total Other	$ (5)	$ (5)

UniSource Energy Parent Company

In 2006 and 2005, UniSource Energy parent company expenses include interest expense (net of tax) related to the UniSource Energy Convertible Senior Notes, the UniSource Credit Agreement and, in the first three months of 2005, a note payable from UniSource Energy to TEP, which was repaid in March 2005.

UED

In October 2006, UED purchased two electric generating turbines for $17 million. UED paid $2 million at the date of purchase and will pay the balance over the next six months. The turbines will be part of a 90 MW power project to be constructed in Kingman, Arizona in UNS Electric’s service area. Construction is expected to begin during the third quarter of 2007 with an estimated completion date of May 2008. Including the purchase of the turbines, the entire project is expected to cost $60 million.

Millennium Investments

At September 30, 2006, the total investment balance in Millennium’s remaining investments was $34 million. Millennium’s net assets also include a cash balance of $34 million at September 30, 2006.

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

MEG’s activities consist of managing a small number of remaining positions which are expected to close by early 2008. As of September 30, 2006, the fair value of MEG’s trading assets was $14 million and the fair value of MEG’s trading liabilities was $6 million.

Millennium is in the process of selling its remaining interest in Nations Energy Corporation.

LIQUIDITY AND CAPITAL RESOURCES

In June 2006, Millennium funded $2 million to Haddington under an existing commitment. Millennium’s remaining commitment is $1 million to Valley Ventures.

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

TEP’s transmission and distribution regulatory assets, net of regulatory liabilities, totaled $104 million at September 30, 2006. Regulatory assets of $30 million are not presently included in the rate base and consequently are not earning a return on investment. These regulatory assets are being recovered through the cost of service or are authorized to be collected in future base rates. TEP’s transmission and distribution regulatory assets, net of regulatory liabilities, totaled $163 million at December 31, 2005.

TEP regularly assesses whether it can continue to apply FAS 71 to its cost-based rate regulated operations. If TEP stopped applying FAS 71 to its remaining regulated operations, it would write off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory asset balances, net of regulatory liabilities, at September 30, 2006, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary after-tax loss of approximately $63 million. While regulatory orders and market conditions may affect cash flows, TEP’s cash flows would not be affected if it stopped applying FAS 71.

UNS Gas and UNS Electric

UNS Gas and UNS Electric’s regulatory liabilities, net of regulatory assets, collectively totaled $21 million at September 30, 2006 and $4 million at December 31, 2005. UNS Electric has $9 million of regulatory liabilities that are not included in rate base. UNS Gas and UNS Electric regularly assess whether they can continue to apply FAS 71 to their cost-based rate regulated operations. If UNS Gas and UNS Electric stopped applying FAS 71 to their regulated operations, they would write off the related balances of regulatory assets as an expense and regulatory liabilities as income on their income statements. Based on the balances of regulatory liabilities and assets at September 30, 2006, if UNS Gas and UNS Electric had stopped applying FAS 71 to their regulated operations, UNS Gas would record an extraordinary after-tax gain of $7 million and UNS Electric would record an extraordinary after-tax gain of $6 million. UNS Gas and UNS Electric’s cash flows would not be affected if they stopped applying FAS 71.

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

TEP

In 2005, TEP implemented FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). The implementation of FIN 47 required TEP to update an existing inventory, originally created for the implementation of FAS 143, and to determine which, if any, of the conditional asset retirement obligations could be reasonably estimated. The ability to reasonably estimate conditional asset retirement obligations was a matter of management judgment, based upon management’s ability to estimate a settlement date or range of settlement dates, a method or potential method of settlement and probabilities associated with the potential dates and methods of settlement of TEP’s conditional asset retirement obligations. In determining whether its conditional asset retirement obligations could be reasonably estimated, management considered TEP’s past practices, industry practices, management’s intent and the estimated economic life of the assets. The fair value of the conditional asset retirement obligations were then estimated using an expected present value technique. Changes in management’s assumptions regarding settlement dates, settlement methods or assigned probabilities could have a material effect on the liability recorded by TEP at September 30, 2006 as well as the associated cumulative effect of the change in accounting principle recorded. The liabilities associated with conditional asset retirement obligations will be adjusted on an ongoing basis due to the passage of time and revisions to either the timing or amount of the original estimates of undiscounted cash flows. These adjustments could have a significant impact on the Consolidated Balance Sheets and Consolidated Statements of Income.

Prior to implementing FAS 143, costs for final removal of all owned generation facilities were accrued as an additional component of depreciation expense. Under FAS 143, only the costs to remove an asset with legally binding retirement obligations will be accrued over time through accretion of the asset retirement obligation and depreciation of the capitalized asset retirement cost. As of September 30, 2006, TEP had a liability of $4 million associated with its final asset retirement obligations.

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

For the net cost of removal for the interim retirements from its transmission, distribution and general plant, as of September 30, 2006, TEP had accrued $80 million. As of December 31, 2005, TEP had accrued $75 million for the net cost of removal for interim retirements. The amount is recorded as a regulatory liability.

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

UNS Gas and UNS Electric

UNS Gas and UNS Electric have various transmission and distribution lines that operate under land leases and rights of way that contain end dates and restorative clauses. UNS Gas and UNS Electric operate their transmission and distribution lines as if they will be operated in perpetuity and would continue to be used or sold without land remediation. As a result, UNS Gas and UNS Electric are not recognizing the cost of final removal of the transmission and distribution lines in the financial statements.

For the net cost of removal for interim retirements from transmission, distribution and general plant, UNS Gas and UNS Electric accrued $5 million as of September 30, 2006 and $4 million as of December 31, 2005. The amount is recorded as a regulatory liability.

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

In September 2006, the FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. FAS 158 requires recognition of the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of the plans’ assets and benefit obligation. For a pension plan, the benefit obligation would be the projected benefit obligation; for any other postretirement benefit plans, the benefit obligation would be the accumulated postretirement benefit obligation. An overfunded status would result in the recognition of an asset and an underfunded status would result in the recognition of a liability. The adjustment required to recognize an asset or liability upon adoption of this statement would result in an expense or benefit to Other Comprehensive Income. FAS 158 is effective for fiscal years ending after December 15, 2006. We are evaluating the impact of FAS 158 on our financial condition and results of operations. Based on our benefit obligations and fair value of plan assets as of December 31, 2005, the adoption of FAS 158 could result in the recognition of an additional liability and a corresponding charge to Other Comprehensive Income in the range of $24 million to $38 million, subject to various assumptions, such as the discount rate. If TEP’s regulated operations and UNS Gas and UNS Electric qualify for regulatory accounting treatment, any additional liability recognized would be offset by a regulatory asset, rather than Other Comprehensive Income. FAS 158 would not have a material effect on our results of operations.

In the third quarter of 2006, the Pension Protection Act of 2006 was signed into law, which will be effective January 1, 2008. The new law will affect the manner in which many companies, including UniSource Energy and TEP, administer their pension plans. The legislation will require companies to increase the amount by which they fund their pension plans, increase premiums to the Pension Benefit Guaranty Corporation for defined benefit plans, amend plan documents and provide additional disclosures in regulatory filings and to plan participants. We are currently assessing the impact it may have on our financial statements.

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

UNS Gas and UNS Electric

Concurrent with the acquisition of the Arizona gas and electric system assets from Citizens in August 2003, UES established a pension plan for substantially all of UNS Gas and UNS Electric’s employees. UES did not assume the pension obligation for employees’ years of service with Citizens.

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

ACCOUNTING FOR DERIVATIVE INSTRUMENTS, TRADING ACTIVITIES AND HEDGING ACTIVITIES

A derivative financial instrument or other contract derives its value from another investment or designated benchmark. TEP enters into forward contracts to purchase or sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one month, three months, or one year, within established limits to take advantage of favorable market opportunities. In general, TEP enters into forward purchase contracts when market conditions provide the opportunity to purchase energy for its load at prices that are below the marginal cost of its supply resources or to supplement its own resources (e.g., during plant outages and summer peaking periods). TEP enters into forward sales contracts when it forecasts that it has excess supply and the market price of energy exceeds its marginal cost. A portion of TEP’s forward contracts are considered to be normal purchases and sales and, therefore, are not required to be marked to market. However, some of these forward contracts are considered to be derivatives, which TEP marks-to-market by recording unrealized gains and losses and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month. Some of these forward contracts satisfy the requirements for cash flow hedge accounting and the unrealized gains and losses are recorded in Other Comprehensive Income, a component of Common Stock Equity, rather than being reflected in the income statement.

TEP has a natural gas supply agreement under which it purchases its gas requirements for its generating units located in Tucson, Arizona at spot market prices from Southwest Gas Corporation (SWG). TEP also has agreements to purchase power that are priced using spot market gas prices. These contracts meet the definition of normal purchases and are not required to be marked-to-market. In an effort to minimize price risk on these purchases, TEP enters into commodity price swap agreements under which TEP purchases gas at fixed prices and simultaneously sells gas at spot market prices. The spot market price in the swap agreements is tied to the same index as the purchases under the SWG and purchased power contracts. These swap agreements, which expire during the summer months through 2009, were entered into with the goal of locking in fixed prices on at least 45% and not more than 80% of TEP’s expected summer monthly gas risk prior to entering into the month. The swap agreements are marked-to-market on a monthly basis; however, since the agreements satisfy the requirements for cash flow hedge accounting, the unrealized gains and losses are recorded in Other Comprehensive Income rather than being reflected in the income statement.

In June 2006, TEP entered into an interest rate swap in order to reduce the risk associated with unfavorable changes in variable interest rate payments related to changes in LIBOR. The swap has the effect of converting approximately $37 million of variable rate lease payments for the Springerville Common Lease to a fixed rate. The swap is designated as a cash flow hedge. The fair value of the interest rate swap is derived from models based on well recognized financial principles which provide a reasonable approximation of the fair value of the swap as of the valuation date. Other models can be used to estimate the fair value of the swap and these models, which may use different assumptions or methods, may yield different results. At September 30, 2006, the fair value of the swap is approximately $2 million.

TEP manages the risk of counterparty default by performing financial credit reviews, setting limits, monitoring exposures, requiring collateral when needed, and using a standardized agreement which allows for the netting of current period exposures to and from a single counterparty.

UNS Gas does not currently have any contracts that are required to be marked-to-market. UNS Gas does have a natural gas supply and management agreement under which it purchases substantially all of its gas requirements at market prices from BP Energy Company (BP). However, the contract terms allow UNS Gas to lock in fixed prices on a portion of its gas purchases by entering into fixed price forward contracts with BP at various times during the year. This enables UNS Gas to provide more stable prices to its customers. These purchases are made up to three years in advance with the goal of locking in fixed prices on at least 45% and not more than 80% of the expected monthly gas consumption prior to entering into the month. These forward contracts, as well as the main gas supply contract, meet the definition of normal purchases and therefore are not required to be marked-to-market.

UNS Electric presently has a full requirements power supply agreement that enables it to meet its load. The agreement expires May 31, 2008 and UNS Electric is in the process of replacing this energy resource. In order to reduce exposure to energy price risk resulting from the procurement of power, UNS Electric has entered into forward power purchase contracts for specified amounts of energy at specified prices over a given period of time, within established limits. UNS Electric’s forward power purchase contracts meet the definition of a derivative and are marked-to-market by recording unrealized gains or losses and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month. Unrealized gains and losses resulting from the change in the fair value of derivatives are recorded in Purchased Energy. Certain of these contracts are accounted for as cash flow hedges. Unrealized gains and losses resulting from the change in the fair value of derivatives that meet the criteria for cash flow hedge accounting are recorded in Other Comprehensive Income rather than in current earnings.

MEG, a wholly-owned subsidiary of Millennium, enters into swap agreements, options and forward contracts relating to Emission Allowances. MEG marks its trading contracts to market by recording unrealized gains and losses and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month. In accordance with UniSource Energy’s intention to cease making capital contributions to Millennium, Millennium has significantly reduced the holdings and activity of MEG. MEG’s activities consist of managing a small number of remaining positions which are expected to close by early 2008.

The market prices used to determine fair values for TEP, UNS Electric and MEG’s derivative instruments at September 30, 2006, are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value. For TEP’s forward power contracts, a 10% decrease in market prices would result in an increase in unrealized net gains of $1 million, while a 10% increase in market prices would result in a decrease in unrealized net gains of $1 million. For TEP’s forward power contracts that are accounted for as cash flow hedges, a 10% decrease in market prices would result in a $2 million increase in unrealized gains reported in Other Comprehensive Income, while a 10% increase in market prices would result in a $2 million decrease in unrealized gains reported in Other Comprehensive Income. For TEP’s gas swap agreements, a 10% decrease in market prices would result in a $3 million increase in unrealized losses reported in Other Comprehensive Income, while a 10% increase in market prices would result in a $3 million decrease in unrealized losses reported in Other Comprehensive Income. For UNS Electric’s forward power contracts, a 10% decrease in market prices would result in a decrease in unrealized net losses of $7 million, while a 10% increase in market prices would result in an increase in unrealized net losses of $7 million. For UNS Electric’s forward power contracts accounted for as cash flow hedges, a 10% decrease in market prices would result in a $3 million increase in unrealized net losses reported in Other Comprehensive Income, while a 10% increase in market prices would result in a $3 million decrease in unrealized net losses reported in Other Comprehensive Income. For MEG’s remaining trading contracts, a 10% decrease in market prices or a 10% increase in market prices would be less than $0.1 million. The unrealized gains and losses are reversed as contracts settle and realized gains or losses are recorded.

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

See Market Risks - Interest Rate Risk and Commodity Price Risk in Item 3.

UNBILLED REVENUE - TEP, UNS GAS AND UNS ELECTRIC

TEP, UNS Gas and UNS Electric’s retail revenues include an estimate of MWhs/therms delivered but unbilled at the end of each period. Unbilled revenues are dependent upon a number of factors that require management’s judgment including estimates of retail sales and customer usage patterns. The unbilled revenue is estimated by comparing the estimated MWhs/therms delivered to the MWhs/therms billed to TEP, UNS Gas and UNS Electric retail customers. The excess of estimated MWhs/therms delivered over MWhs/therms billed is then allocated to the retail customer classes based on estimated usage by each customer class. TEP, UNS Gas and UNS Electric then record revenue for each customer class based on the various bill rates for each customer class. Due to the seasonal fluctuations of TEP’s actual load, the unbilled revenue amount increases during the spring and summer months and decreases during the fall and winter months. The unbilled revenue amount for UNS Gas sales increases during the fall and winter months and decreases during the spring and summer months, whereas, the unbilled revenue amount for UNS Electric sales increases during the spring and summer months and decreases during the fall and winter months.

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

At September 30, 2006, UniSource Energy had no valuation allowance. At December 31, 2005, UniSource Energy had a valuation allowance of $7 million relating to net operating loss (NOL) carryforward amounts.

The $7 million valuation allowance balance at December 31, 2005, relates to losses generated by the Millennium entities. As a result of the sale of Global Solar the NOL and related valuation allowance were removed from the UniSource Energy consolidated balance sheet. See Note 7 of Notes To Condensed Consolidated Financial Statements.

As of September 30, 2006 and December 31, 2005, UniSource Energy’s deferred income tax assets include $6 million and $9 million, respectively, related to unregulated investment losses of Millennium. These losses have not been reflected on UniSource Energy’s consolidated income tax returns. If UniSource Energy were unable to recognize such losses through its consolidated income tax return in the foreseeable future, UniSource Energy would be required to write off these deferred tax assets.

NEW ACCOUNTING PRONOUNCEMENTS

The FASB recently issued the following Statements of Financial Accounting Standards (FAS) and FASB Staff Positions (FSP):

•
Emerging Issues Task Force Issue 06-3 (EITF 06-3), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that Is, Gross versus Net Presentation), ratified June 2006, requires disclosure of a company’s accounting policy decision to present taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis. Additionally, a company must disclose the amounts of any taxes reported on a gross basis in interim and annual financial statements. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. See Note 12 of Notes to Condensed Consolidated Financial Statements.

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

•
FAS 157, Fair Value Measurement, issued September 2006, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This Statement clarifies that the exchange price is the price in the principal market where the reporting entity would transact for the asset or liability.  We are required to disclose inputs used to develop fair value measurements and the effect of any of our assumptions on earnings or changes in net assets for the period.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We will incorporate these additional disclosure requirements in our financial statements for the quarter ended March 31, 2008.

•
FSP AUG-AIR-1, Accounting for Planned Major Maintenance Activities, issued September 2006, prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities effective in fiscal years beginning after December 15, 2006.  As we do not accrue planned major maintenance activities in advance, we anticipate no impact on our financial statements from the adoption of this FSP.

•
In September 2006, the FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. FAS 158 requires recognition of the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of the plans’ assets and benefit obligation. For a pension plan, the benefit obligation would be the projected benefit obligation; for any other postretirement benefit plans, the benefit obligation would be the accumulated postretirement benefit obligation. An overfunded status would result in the recognition of an asset and an underfunded status would result in the recognition of a liability. The adjustment required to recognize an asset or liability upon adoption of this statement would result in an expense or benefit to Other Comprehensive Income. FAS 158 is effective for fiscal years ending after December 15, 2006. We are evaluating the impact of FAS 158 on our financial condition and results of operations. Based on our benefit obligations and fair value of plan assets as of December 31, 2005, the adoption of FAS 158 could result in the recognition of an additional liability and a corresponding charge to Other Comprehensive Income in the range of $24 million to $38 million, subject to various assumptions, such as the discount rate. If TEP’s regulated operations and UNS Gas and UNS Electric qualify for regulatory accounting treatment, any additional liability recognized would be offset by a regulatory asset, rather than Other Comprehensive Income. FAS 158 would not have a material effect on our results of operations.

In the third quarter of 2006, the Pension Protection Act of 2006 was signed into law, which will be effective January 1, 2008. The new law will affect the manner in which many companies, including UniSource Energy and TEP, administer their pension plans. The legislation will require companies to increase the amount by which they fund their pension plans, increase premiums to the Pension Benefit Guaranty Corporation for defined benefit plans, amend plan documents and provide additional disclosures in regulatory filings and to plan participants. We are currently assessing the impact it may have on our financial statements.

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

6.
Changes affecting our cost of providing electric and gas service including changes in fuel costs, generating unit operating performance, scheduled and unscheduled plant outages, interest rates, tax laws, environmental laws and the general rate of inflation.

7.	Changes in governmental policies and regulatory actions with respect to financing and rate structures.

8.	Changes affecting the cost of competing energy alternatives, including changes in available generating technologies and in the cost of natural gas.

9.	Changes in accounting principles or the application of such principles to our businesses.

10.	Changes in the depreciable lives of our assets.

11.
Unanticipated changes in funding requirements, future liabilities and recorded expenses relating to employee benefit plans due to changes in market values of retirement plan assets and health care costs, changes in accounting requirements of the FASB and new legislation.

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

Risk Management Committee

We have a Risk Management Committee responsible for the oversight of commodity price risk and credit risk related to the wholesale energy marketing activities of TEP, the emissions and trading activities of MEG, and the fuel and power procurement activities at TEP, UNS Gas and UNS Electric. Our Risk Management Committee, which meets on a quarterly basis and as needed, consists of officers from the finance, accounting, legal, wholesale marketing, transmission and distribution operations, and the generation operations departments of UniSource Energy. To limit TEP, UNS Gas, UNS Electric and MEG’s exposure to commodity price risk, the Risk Management Committee sets trading and hedging policies and limits, which are reviewed frequently to respond to constantly changing market conditions. To limit TEP, UNS Gas, UNS Electric and MEG’s exposure to credit risk, the Risk Management Committee reviews counterparty credit exposure, as well as credit policies and limits.

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

To adjust the value of its derivative forward power sales and purchases to fair value in Other Comprehensive Income, TEP recorded the following net unrealized gains and losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	-In Millions-		-In Millions-
Unrealized Gain (Loss)	$ 6	$ (3)	$ 7	$ (3)

TEP also reported the following net unrealized gains and losses on forward power sales and purchases in Wholesale Sales and Purchased Power.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	-In Millions-		-In Millions-
Unrealized Gain (Loss)	$ 1	$ (8)	$ 1	$ (9)

TEP uses sensitivity analysis to measure the impact of an unfavorable change in market prices on the fair value of its derivative forward contracts. As of September 30, 2006, for TEP’s forward power contracts, a 10% decrease in market prices would result in an increase in unrealized net gains of $1 million, while a 10% increase in market prices would result in a decrease in unrealized net gains of $1 million.

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

In the first nine months of 2006, the average market price of natural gas was $6.21 per MMBtu, or 2% lower than the same period in 2005. The table below summarizes TEP’s gas generation output and purchased power for the nine months ended September 30, 2006 and 2005.

Nine Months Ended September 30,	2006	2005	2006	2005
	-Thousands of MWh-		% of Total Resources
Gas-Fired Generation	678	337	6%	3%
Purchased Power	1,411	1,443	14%	15%

To adjust the value of its derivative gas swap contracts to fair value in Other Comprehensive Income, TEP recorded the following net unrealized gains and losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	-In Millions-		-In Millions-
Unrealized (Loss) Gain	$ (1)	$ 7	$ (15)	$ 7

As of September 30, 2006, for TEP’s gas swap agreements, a 10% decrease in market prices would result in a $3 million increase in unrealized losses reported in Other Comprehensive Income, while a 10% increase in market prices would result in a $3 million decrease in unrealized losses reported in Other Comprehensive Income.

Coal

TEP is subject to commodity price risk from changes in the price of coal used to fuel its coal-fired generating plants. TEP’s agreement to supply coal to Sundt Unit 4 expires at the end of 2006. In October 2006, TEP reached agreements for the purchase and transportation of coal to Sundt Unit 4 through 2008. Based on this new agreement for the purchase and transportation of coal, and increases at other coal-fired plants, we expect TEP’s total coal-related fuel expense across all of its plants to increase by 9-10% in 2007.

UNS Gas

UNS Gas is subject to commodity price risk, primarily from the changes in the price of natural gas purchased for its customers. This risk is mitigated through the PGA mechanism which provides an adjustment to UNS Gas’ retail rates to recover the actual costs of gas and transportation. UNS Gas further reduces this risk by purchasing forward fixed price contracts for a portion of its projected gas needs under its Price Stabilization Plan. UNS Gas purchases at least 45% of its estimated gas needs in this manner.

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

In September 2006, UNS Electric entered into a 25 MW power supply agreement for the period June 2008 through May 2009. The contract is based on a fixed price and will cost UNS Electric approximately $14 million for the year.

In September 2006, UNS Electric entered into a 25 MW power supply agreement for the period June 2008 through May 2011. The contract is indexed to natural gas prices. UNS Electric’s minimum expected annual payment under this contract is $16 million based on natural gas prices as of September 30, 2006.

Because a portion of the costs under these contracts will vary from period to period based on the market price of gas, the PPFAC, as currently structured, may not provide recovery of the costs incurred under these new contracts on a timely basis.

For UNS Electric’s forward power contracts that meet the definition of a derivative, a 10% decrease in market prices would result in a decrease in unrealized net losses of $7 million, while a 10% increase in market prices would result in an increase in unrealized net losses of $7 million. For UNS Electric’s forward power contracts accounted for as cash flow hedges, a 10% decrease in market prices would result in a $3 million increase in unrealized net losses reported in Other Comprehensive Income, while a 10% increase in market prices would result in a $3 million decrease in unrealized net losses reported in Other Comprehensive Income.

MEG

MEG trades Emission Allowances and related instruments; however, MEG’s current activities consist of managing a small number of remaining positions which are expected to close by early 2008. We manage the market risk of this line of business by setting notional limits by product, as well as limits to the potential change in fair market value under a 33% change in price or volatility. We closely monitor MEG’s trading activities, which include swap agreements, options and forward contracts, using risk management policies and procedures overseen by the Risk Management Committee.

MEG marks its trading positions to market on a daily basis using actively quoted prices obtained from brokers and options pricing models for positions that extend through 2007. As of September 30, 2006 and December 31, 2005, the fair value of MEG’s trading assets combined with Emission Allowances it holds in escrow was $14 million and $38 million, respectively. The fair value of MEG’s trading liabilities was $6 million at September 30, 2006 and $25 million at December 31, 2005. For the first nine months of 2006, MEG reflected a $3 million unrealized loss and a $3 million realized gain on its income statement, compared with an unrealized gain of $5 million and a realized loss of $5 million in the same period last year. For MEG’s remaining trading contracts at September 30, 2006, a 10% decrease in market prices or a 10% increase in market prices would be less than $1 million.

	Unrealized Gain (Loss) of MEG’s Trading Activities
	- Millions of Dollars -
Source of Fair Value At September 30, 2006	Maturity 0 - 6 months	Maturity 6 - 12 months	Maturity over 1 yr.	Total Unrealized Gain (Loss)
Prices actively quoted	$4	$ -	$2	$6
Prices based on models and other valuation methods	-	-	3	3
Total	$4	$ -	$5	$9

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

We calculate counterparty credit exposure by adding any outstanding receivable (net of amounts payable if a netting agreement exists) to the mark-to-market value of any forward contracts. As of September 30, 2006, TEP’s total credit exposure related to its wholesale marketing and gas hedging activities was approximately $31 million. Approximately $2 million of TEP’s exposure is to non-investment grade companies. TEP had four counterparties with exposures of greater than 10% of its total credit exposure, totaling approximately $19 million. MEG’s total credit exposure related to its trading activities was $7 million and was concentrated primarily with two counterparties. MEG has no credit exposure to non-investment grade counterparties.

UNS Gas is subject to credit risk from non-performance by its supply counterparty, BP Energy (BP), to the extent that this contract has a mark-to-market value in favor of UNS Gas. As of October 31, 2006, UNS Gas has purchased under fixed price contracts approximately 48% of its expected consumption for the 2006/2007 winter season. At September 30, 2006, UNS Gas had no credit exposure under its supply contract with BP.

UNS Electric has begun to enter into energy purchase agreements to replace the full requirements contract it has with PWCC that expires in May 2008. To the extent that such contracts have a positive mark-to-market value, UNS Electric is exposed to credit risk under those contracts. At September 30, 2006, UNS Electric had no credit exposure under such contracts.

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

ITEM 4. - CONTROLS AND PROCEDURES

 UniSource Energy and TEP’s Chief Executive Officer and Chief Financial Officer supervised and participated in UniSource Energy and TEP’s evaluation of their disclosure controls and procedures as such term is defined under Rule 13a - 15(e) or Rule 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2006. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in UniSource Energy and TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by UniSource Energy and TEP in the reports that they file or submit under the Act is accumulated and communicated to management, including the principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, UniSource Energy and TEP’s Chief Executive Officer and Chief Financial Officer concluded that UniSource Energy and TEP’s disclosure controls and procedures are effective.

While UniSource Energy and TEP continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting, there has been no change in UniSource Energy or TEP’s internal control over financial reporting during the third quarter of 2006, that has materially affected, or is reasonably likely to materially affect, UniSource Energy or TEP’s internal control over financial reporting.

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

Duke and Reliant responded by filing cross-complaints against TEP and numerous other wholesale electricity market participants in April 2002.  The cross complaints allege that cross-defendants sold power in significant amounts at prices the plaintiffs allege were excessive, and as participants in power sales, cross-defendants are also liable for plaintiffs’ alleged damages.  The entire action was removed to the United States District Court for the Southern District of California in May 2002.  The plaintiffs responded to the removal by filing a motion for remand, and in December 2002, the District Court remanded the case back to state court.

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

Adjusted EBITDA and Net Cash Flows - Operating Activities

	UniSource Energy
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	- Millions of Dollars -
Adjusted EBITDA (non-GAAP)	$144	$124	$ 366	$ 318
Net Cash Flows - Operating Activities (GAAP)	$ 72	$ 81	$ 197	$ 170
Net Cash Flows - Investing Activities (GAAP)	$ (34)	$ (38)	$(167)	$(112)
Net Cash Flows - Financing Activities (GAAP)	$ (88)	$ (43)	$ (89)	$(109)

	TEP
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	- Millions of Dollars -
Adjusted EBITDA (non-GAAP)	$136	$115	$ 331	$ 290
Net Cash Flows - Operating Activities (GAAP)	$ 45	$ 72	$ 143	$ 146
Net Cash Flows - Investing Activities (GAAP)	$ (18)	$ (30)	$(138)	$ (83)
Net Cash Flows - Financing Activities (GAAP)	$ (63)	$ (54)	$ (45)	$(142)

Reconciliation of Adjusted EBITDA to Cash Flows from Operations

	UniSource Energy
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	- Millions of Dollars -
Adjusted EBITDA (non-GAAP) (1)	$144	$124	$366	$318
Amounts from the Income Statements:
Less: Income Taxes	18	12	39	19
Less: Total Interest Expense	41	38	115	122
Changes in Assets and Liabilities and Other Non-Cash Items	(13)	7	(15)	(7)
Net Cash Flows - Operating Activities (GAAP)	72	81	197	170
Net Cash Flows - Investing Activities (GAAP)	(34)	(38)	(167)	(112)
Net Cash Flows - Financing Activities (GAAP)	(88)	(43)	(89)	(109)
Net Decrease in Cash and Cash Equivalents (GAAP)	$(50)	$ -	$(59)	$(51)

	TEP
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	- Millions of Dollars -
Adjusted EBITDA (non-GAAP) (1)	$136	$115	$331	$290
Amounts from the Income Statements:
Less: Income Taxes	19	12	38	19
Less: Total Interest Expense	34	32	96	107
Changes in Assets and Liabilities and Other Non-Cash Items	(38)	1	(54)	(18)
Net Cash Flows - Operating Activities (GAAP)	45	72	143	146
Net Cash Flows - Investing Activities (GAAP)	(18)	(30)	(138)	(83)
Net Cash Flows - Financing Activities (GAAP)	(63)	(54)	(45)	(142)
Net Decrease in Cash and Cash Equivalents (GAAP)	$(36)	$(12)	$(40)	$(79)

(1) Adjusted EBITDA was calculated as follows:

	UniSource Energy
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	- Millions of Dollars -
Net Income (GAAP)	$ 28	$ 18	$ 55	$ 24
Amounts from the Income Statements:
Less: Discontinued Operations - Net of Tax	-	(1)	(3)	(4)
Plus: Income Taxes	18	12	39	19
Total Interest Expense	41	38	115	122
Depreciation and Amortization	33	33	97	100
Amortization of Transition Recovery Asset	22	20	51	44
Depreciation included in Fuel and Other O&M
Expense (see Note 15 of Notes to Consolidated
Financial Statements)	2	2	6	5
Adjusted EBITDA (non-GAAP)	$144	$124	$366	$318

	TEP
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	- Millions of Dollars -
Net Income (GAAP)	$ 30	$ 20	$ 57	$ 28
Amounts from the Income Statements:
Plus: Income Taxes	19	12	38	19
Total Interest Expense	34	32	96	107
Depreciation and Amortization	29	29	84	87
Amortization of Transition Recovery Asset	22	20	51	44
Depreciation included in Fuel and Other O&M
Expense (see Note 15 of Notes to Consolidated
Financial Statements)	2	2	5	5
Adjusted EBITDA (non-GAAP)	$136	$115	$331	$290

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

	As of September 30, 2006	As of December 31, 2005
	- Millions of Dollars -
Net Debt (non-GAAP)	$1,333	$1,379
Total Debt and Capital Lease Obligations (GAAP)	$1,466	$1,535

Reconciliation of Total Debt and Capital Lease Obligations to Net Debt

	As of September 30, 2006	As of December 31, 2005
	- Millions of Dollars -
Total Debt (GAAP)	$ 821	$ 821

Capital Lease Obligations	586	665
Current Portion - Capital Lease Obligations	59	49
Total Debt and Capital Lease Obligations (GAAP)	1,466	1,535

Investment in Lease Debt	(133)	(156)
Net Debt (non-GAAP)	$ 1,333	$ 1,379

Ratio of Earnings to Fixed Charges

The following table reflects the ratio of earnings to fixed charges for UniSource Energy and TEP:

	9 Months Ended	12 Months Ended
	September 30, 2006	September 30, 2006
UniSource Energy	1.81	1.86

TEP	1.96	1.99

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

UNISOURCE ENERGY CORPORATION (Registrant)
Date: November 3, 2006	/s/	Kevin P. Larson
Kevin P. Larson Senior Vice President and Principal Financial Officr

TUCSON ELECTRIC POWER COMPANY (Registrant)
Date: November 3, 2006	/s/	Kevin P. Larson
Kevin P. Larson Senior Vice President and Principal Financial Officer

EXHIBIT INDEX

4	--
Amendment No. 1 to Amended and Restated Credit Agreement, dated September 1, 2006, among TEP, the Lenders, the Issuing Banks, Union Bank of California N.A., as Administrative Agent, and Wells Fargo Bank, National Association and ABN Amro Bank N.V., as New Issuing Banks.

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