Form 10-K/A
period 2006-12-31
UNISOURCE ENERGY CORP; TUCSON ELECTRIC POWER CO
filed 2007-03-01
CIK 941138, 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
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

Explanatory Note

This Amendment on Form 10-K/A constitutes Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2006 of UniSource Energy Corporation (UniSource Energy) and Tucson Electric Power Company (TEP), which was originally filed with the Securities and Exchange Commission on February 28, 2007 (Initial Form 10-K).

This Amendment is being filed to amend UniSource Energy’s and TEP’s Initial Form 10-K to correct the date on UniSource Energy’s and TEP’s signature pages to the Initial Form 10-K, which was inadvertently mistyped. Exhibits 31(a), (b), (c) and (d) and Exhibit 32, which were filed with the Initial Form 10-K, also contained the same typographical errors. Such exhibits, with corrected dates, are filed herewith. This Form 10-K/A does not make any other changes to the Initial Form 10-K.

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page
(a)	1.	Consolidated Financial Statements as of December 31, 2006 and 2005 and for Each of the Three Years in the Period Ended December 31, 2006

		UniSource Energy Corporation
		Report of Independent Registered Public Accounting Firm	81
		Consolidated Statements of Income	84
		Consolidated Statements of Cash Flows	85
		Consolidated Balance Sheets	86
		Consolidated Statements of Capitalization	87
		Consolidated Statements of Changes in Stockholders' Equity	88
		Notes to Consolidated Financial Statements	94

		Tucson Electric Power Company
		Report of Independent Registered Public Accounting Firm	83
		Consolidated Statements of Income	89
		Consolidated Statements of Cash Flows	90
		Consolidated Balance Sheets	91
		Consolidated Statements of Capitalization	92
		Consolidated Statements of changes in Stockholder's Equity	93
		Notes to Consolidated Financial Statements	94

	2.	Financial Statement Schedule
		Schedule II
		Valuation and Qualifying Accounts	164

	Reference to Items 15(a)(1) and (2) are made to the page numbers of the Initial Form 10-K.

	3.	Exhibits

	Reference is made to the Exhibit Index commencing on page 8 of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 UNISOURCE ENERGY CORPORATION

Date: February 28, 2007                                            By: /s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2007                                            /s/       James S. Pignatelli*
James S. Pignatelli
Chairman of the Board, President and
Principal Executive Officer

Date: February 28, 2007                                            /s/       Kevin P. Larson
Kevin P. Larson
Principal Financial Officer

Date: February 28, 2007                                            /s/       Karen G. Kissinger*
Karen G. Kissinger
Principal Accounting Officer

Date: February 28, 2007                                            /s/       Lawrence J. Aldrich*
Lawrence J. Aldrich
Director

Date: February 28, 2007                                            /s/       Barbara Baumann*
Barbara Baumann
Director

Date: February 28, 2007                                            /s/       Larry W. Bickle*
Larry W. Bickle
Director

Date: February 28, 2007                                            /s/       Elizabeth T. Bilby*
Elizabeth T. Bilby
Director

Date: February 28, 2007                                            /s/       Harold W. Burlingame*
Harold W. Burlingame
Director

Date: February 28, 2007                                            /s/       John L. Carter*
                                                                                          John L. Carter
                                                                                          Director

Date: February 28, 2007                                            /s/       Robert A. Elliott*
Robert A. Elliott
Director

Date: February 28, 2007                                            /s/       Daniel W.L. Fessler*
Daniel W.L. Fessler

Date: February 28, 2007                                            /s/       Kenneth Handy*
Kenneth Handy
Director

Date: February 28, 2007                                           /s/        Warren Y. Jobe*
Warren Y. Jobe
Director

Date: February 28, 2007                                            /s/       Joaquin Ruiz*
Joaquin Ruiz
Director

Date: February 28, 2007                                           By:  /s/ Kevin P. Larson
Kevin P. Larson
As attorney-in-fact for each
of the persons indicated

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY

Date: February 28, 2007                                           By: /s/  Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2007                                            /s/       James S. Pignatelli*
James S. Pignatelli
Chairman of the Board, President and
Principal Executive Officer

Date: February 28, 2007                                            /s/       Kevin P. Larson
Kevin P. Larson
Principal Financial Officer

Date: February 28, 2007                                            /s/       Karen G. Kissinger*
Karen G. Kissinger
Principal Accounting Officer

Date: February 28, 2007                                            /s/       Lawrence J. Aldrich*
Lawrence J. Aldrich
Director

Date: February 28, 2007                                            /s/       Barbara Baumann*
Barbara Baumann
Director

Date: February 28, 2007                                            /s/       Larry W. Bickle*
Larry W. Bickle
Director

Date: February 28, 2007                                            /s/       Elizabeth T. Bilby*
Elizabeth T. Bilby
Director

Date: February 28, 2007                                            /s/       Harold W. Burlingame*
Harold W. Burlingame
Director

Date: February 28, 2007                                            /s/       John L. Carter*
John L. Carter
                                                                                          Director

Date: February 28, 2007                                            /s/       Robert A. Elliott*
Robert A. Elliott
Director

Date: February 28, 2007                                            /s/       Daniel W.L. Fessler*
Daniel W.L. Fessler

Date: February 28, 2007                                            /s/       Kenneth Handy*
Kenneth Handy
Director

Date: February 28, 2007                                            /s/       Warren Y. Jobe*
Warren Y. Jobe
Director

Date: February 28, 2007                                            /s/       Joaquin Ruiz*
Joaquin Ruiz
Director

Date: February 28, 2007                                           By: /s/  Kevin P. Larson
Kevin P. Larson
As attorney-in-fact for each
of the persons indicated

EXHIBIT INDEX

31(a)	--	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – UniSource Energy, by James S. Pignatelli.

31(b)	--	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – UniSource Energy by Kevin P. Larson.

31(c)	--	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – TEP, by James S. Pignatelli.

31(d)	--	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – TEP, by Kevin P. Larson.

**32	--	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

** Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Exchange Act of 1934, as amended.