Form 10-Q
period 2007-03-31
UNISOURCE ENERGY CORP; TUCSON ELECTRIC POWER CO
filed 2007-05-08
CIK 941138, 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    (Mark One)
    [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

    [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.

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
UniSource Energy Corporation	Large Accelerated Filer X	Accelerated Filer __	Non-accelerated filer __
Tucson Electric Power Company	Large Accelerated Filer __	Accelerated Filer __	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
UniSource Energy Corporation	Yes	No X
Tucson Electric Power Company	Yes	No X

At May 2, 2007, 35,273,319 shares of UniSource Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding.

At May 2, 2007, 32,139,435 shares of Tucson Electric Power Company’s common stock, no par value, were outstanding, all of which were held by UniSource Energy Corporation.

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

DEFINITIONS

The abbreviations and acronyms used in the 2007 first quarter report on Form 10-Q are defined below:

1992 Mortgage	TEP’s Indenture of Mortgage and Deed of Trust, dated as of December 1, 1992, to The Bank of New York, successor trustee, as supplemented.
1992 Mortgage Bonds	Bonds issued under the 1992 Mortgage.
ACC	Arizona Corporation Commission.
AMT	Alternative Minimum Tax.
BMGS	Black Mountain Generating Station under development by UED.
Btu	British thermal unit(s).
Capacity	The ability to produce power; the most power a unit can produce or the maximum that can be taken under a contract, measured in MWs.
Citizens	Citizens Communications Company.
Common Stock	UniSource Energy’s common stock, without par value.
Company or UniSource Energy	UniSource Energy Corporation.
DSM	Demand side management.
Emission Allowance(s)	An allowance issued by the Environmental Protection Agency which permits emission of one ton of sulfur dioxide or one ton of nitrogen oxide. These allowances can be bought and sold.
Energy	The amount of power produced over a given period of time measured in MWh.
ESP	Energy Service Provider.
FAS 133	Statement of Financial Accounting Standards No. 133: Accounting for Derivative Instruments and Hedging Activities, as amended.
FERC	Federal Energy Regulatory Commission.
Fixed CTC	Competition Transition Charge of approximately $0.009 per kWh that is included in TEP’s retail rate for the purpose of recovering TEP’s $450 million TRA by December 31, 2008.
Four Corners	Four Corners Generating Station.
Global Solar	Global Solar Energy, Inc., a company that develops and manufactures thin-film photovoltaic cells. Millennium sold its interest in Global Solar in March 2006.
Heating Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting the average of the high and low daily temperatures from 65.
IRS	Internal Revenue Service.
kWh	Kilowatt-hour(s).
LIBOR	London Interbank Offered Rate.
Luna	Luna Energy Facility.
Mark-to-Market Adjustments	Forward energy sales and purchase contracts that are considered to be derivatives are adjusted monthly by recording unrealized gains and losses to reflect the market prices at the end of each month.
MEG	Millennium Environment Group, Inc., a wholly-owned subsidiary of Millennium, which manages and trades emission allowances and related financial instruments.
Millennium	Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UniSource Energy.
MMBtu	Million British Thermal Units.
MW	Megawatt(s).
MWh	Megawatt-hour(s).
Navajo	Navajo Generating Station.
PGA	Purchased Gas Adjuster, a retail rate mechanism designed to recover the cost of gas purchased for retail gas customers.
PPFAC	Purchased Power and Fuel Adjustment Clause.
PWMT	Pinnacle West Marketing and Trading.

Rules	Retail Electric Competition Rules.
Salt River Project	A public power utility serving more than 900,000 customers in Phoenix, Arizona.
San Juan	San Juan Generating Station.
Settlement Agreement	TEP’s Settlement Agreement approved by the ACC in November 1999 that provided for electric retail competition and transition asset recovery.
SO2	Sulfur dioxide.
Springerville	Springerville Generating Station.
Springerville Coal Handling Facilities Leases	Leveraged lease arrangements relating to the coal handling facilities serving Springerville.
Springerville Common Facilities	Facilities at Springerville used in common with Springerville Unit 1 and Springerville Unit 2.
Springerville Common Facilities Leases	Leveraged lease arrangements relating to an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 1	Unit 1 of the Springerville Generating Station.
Springerville Unit 1 Leases	Leveraged lease arrangement relating to Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 2	Unit 2 of the Springerville Generating Station.
Springerville Unit 3	Unit 3 of the Springerville Generating Station.
SRP	Salt River Project Agricultural Improvement and Power District.
Sundt	H. Wilson Sundt Generating Station.
TEP	Tucson Electric Power Company, the principal subsidiary of UniSource Energy.
TEP Credit Agreement	Amended and Restated Credit Agreement between TEP and a syndicate of Banks, dated as of August 11, 2006.
TEP Revolving Credit Facility	Revolving credit facility under the TEP Credit Agreement.
Therm	A unit of heating value equivalent to 100,000 British thermal units (Btu).
TOU	Time of use.
TRA	Transition Recovery Asset, a $450 million regulatory asset established in TEP’s Settlement Agreement to be fully recovered by December 31, 2008.
Tri-State	Tri-State Generation and Transmission Association.
UED	UniSource Energy Development Company, a wholly-owned subsidiary of UniSource Energy, which engages in developing generation resources and other project development services and related activities.
UES
UniSource Energy Services, Inc., an intermediate holding company established to own the operating companies (UNS Gas and UNS Electric) which acquired the Citizens’ Arizona gas and electric utility assets in 2003.

UES Settlement Agreement	An agreement with the ACC Staff dated April 1, 2003, addressing rate case and financing issues in the acquisition by UniSource Energy of Citizens’ Arizona gas and electric assets.
UniSource Credit Agreement	Amended and Restated Credit Agreement between UniSource Energy and a syndicate of banks, dated as of August 11, 2006.
UniSource Energy	UniSource Energy Corporation.
UNS Electric	UNS Electric, Inc., a wholly-owned subsidiary of UES, which acquired the Citizens’ Arizona electric utility assets in 2003.
UNS Gas	UNS Gas, Inc., a wholly-owned subsidiary of UES, which acquired the Citizens Arizona gas utility assets in 2003.
UNS Gas/UNS Electric Revolver	Revolving credit facility under the Amended and Restated Credit Agreement among UNS Gas and UNS Electric as borrowers, UES as guarantor, and a syndicate of banks, dated as of August 11, 2006.

v

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
UniSource Energy Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of UniSource Energy Corporation and its subsidiaries (the Company) as of March 31, 2007, and the related condensed consolidated statements of income and cash flows for each of the three-month periods ended March 31, 2007 and 2006 and the condensed consolidated statement of changes in stockholders' equity and comprehensive income for the three-month period ended March 31, 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, of cash flows, of capitalization, of changes in stockholders' equity and comprehensive income for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006; and in our report dated February 26, 2007, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
May 3, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of
Tucson Electric Power Company:

We have reviewed the accompanying condensed consolidated balance sheet of Tucson Electric Power Company and its subsidiaries (the Company) as of March 31, 2007, and the related condensed consolidated statements of income and cash flows for each of the three-month periods ended March 31, 2007 and 2006 and the condensed consolidated statement of changes in stockholder's equity and comprehensive income for the three-month period ended March 31, 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, of cash flows, of capitalization, of changes in stockholder's equity and comprehensive income for the year then ended, and in our report dated February 26, 2007, we expressed an unqualified opinion thereon. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
May 3, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	-Thousands of Dollars-
	(Except Per Share Amounts)
Operating Revenues
Electric Retail Sales	$195,750	$182,669
Electric Wholesale Sales	48,765	56,687
Gas Revenue	62,110	62,815
Other Revenues	11,216	3,255
Total Operating Revenues	317,841	305,426

Operating Expenses
Fuel	61,080	50,216
Purchased Energy	85,807	82,155
Other Operations and Maintenance	70,816	53,815
Depreciation and Amortization	34,466	30,757
Amortization of Transition Recovery Asset	14,986	11,842
Taxes Other Than Income Taxes	12,487	12,553
Total Operating Expenses	279,642	241,338
Operating Income	38,199	64,088

Other Income (Deductions)
Interest Income	4,444	4,927
Other Income	1,315	1,635
Other Expense	(637)	(728)
Total Other Income (Deductions)	5,122	5,834

Interest Expense
Long-Term Debt	17,989	18,684
Interest on Capital Leases	16,152	18,547
Other Interest Expense	1,761	1,306
Interest Capitalized	(1,395)	(1,912)
Total Interest Expense	34,507	36,625

Income From Continuing Operations Before Income Taxes	8,814	33,297
Income Tax Expense	3,871	13,806

Income From Continuing Operations	4,943	19,491

Discontinued Operations - Net of Tax	-	(2,669)

Net Income	$4,943	$16,822

Weighted-average Shares of Common Stock Outstanding (000)	35,422	35,116

Basic Earnings (Loss) per Share
Net Income from Continuing Operations	$0.14	$0.56
Discontinued Operations - Net of Tax	$-	$(0.08)
Net Income	$0.14	$0.48

Diluted Earnings (Loss) per Share
Net Income from Continuing Operations	$0.14	$0.52
Discontinued Operations - Net of Tax	$-	$(0.07)
Net Income	$0.14	$0.45

Dividends Declared per Share	$0.225	$0.21

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	-Thousands of Dollars-
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$228,431	$211,011
Cash Receipts from Electric Wholesale Sales	95,079	78,805
Cash Receipts from Gas Sales	74,131	66,344
Interest Received	8,930	10,509
Performance Deposits	(500)	3,323
Sale of Excess Emission Allowances	2,050	1,645
Income Tax Refunds Received	1,016	-
Other Cash Receipts	12,478	1,561
Fuel Costs Paid	(61,829)	(51,657)
Purchased Energy Costs Paid	(132,549)	(109,932)
Wages Paid, Net of Amounts Capitalized	(34,683)	(27,978)
Payment of Other Operations and Maintenance Costs	(35,698)	(33,371)
Capital Lease Interest Paid	(32,504)	(36,617)
Taxes Paid, Net of Amounts Capitalized	(25,432)	(23,564)
Interest Paid, Net of Amounts Capitalized	(25,368)	(24,425)
Income Taxes Paid	(7,476)	(9,516)
Net Cash Used by Operating Activities of Discontinued Operations	-	(2,710)
Excess Tax Benefit from Stock Options Exercises	(325)	(556)
Other Cash Payments	(1,007)	(1,159)
Net Cash Flows – Operating Activities	64,744	51,713

Cash Flows from Investing Activities
Capital Expenditures	(50,195)	(62,825)
Proceeds from Investment in Springerville Lease Debt	11,206	10,028
Other Cash Receipts	10	2,202
Other Cash Payments	(2,352)	-
Investment in and Loans to Equity Investees	(66)	(765)
Net Cash Used by Investing Activities of Discontinued Operations	-	(46)
Net Cash Flows - Investing Activities	(41,397)	(51,406)

Cash Flows from Financing Activities
Repayments of Long-Term Debt	(1,500)	(1,250)
Payments on Capital Lease Obligations	(55,869)	(50,272)
Proceeds from Borrowings under Revolving Credit Facilities	91,000	72,000
Payments on Borrowings under Revolving Credit Facilities	(60,000)	(40,000)
Proceeds from Stock Options Exercised	495	2,391
Excess Tax Benefit from Stock Options Exercises	325	556
Other Cash Receipts	2,396	3,422
Payment of Debt Issue/Retirement Costs	(114)	-
Common Stock Dividends Paid	(7,933)	(7,338)
Other Cash Payments	(2,060)	(1,245)
Net Cash Flows - Financing Activities	(33,260)	(21,736)

Net Decrease in Cash and Cash Equivalents	(9,913)	(21,429)
Cash and Cash Equivalents, Beginning of Year	104,241	144,679
Cash and Cash Equivalents, End of Period	$94,328	$123,250

See Note 13 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS	- Thousands of Dollars -
Utility Plant
Plant in Service	$3,446,666	$3,410,638
Utility Plant under Capital Leases	702,337	702,337
Construction Work in Progress	151,286	135,431
Total Utility Plant	4,300,289	4,248,406
Less Accumulated Depreciation and Amortization	(1,518,485)	(1,492,842)
Less Accumulated Amortization of Capital Lease Assets	(502,322)	(495,944)
Total Utility Plant - Net	2,279,482	2,259,620

Investments and Other Property
Investments in Lease Debt and Equity	169,780	181,222
Other	68,144	66,194
Total Investments and Other Property	237,924	247,416

Current Assets
Cash and Cash Equivalents	94,328	104,241
Trade Accounts Receivable	106,954	124,789
Unbilled Accounts Receivable	47,415	58,499
Allowance for Doubtful Accounts	(17,382)	(16,859)
Materials and Fuel Inventory	76,688	73,628
Trading Assets - Derivative Instruments	13,141	26,387
Current Regulatory Assets	9,718	9,549
Deferred Income Taxes - Current	51,438	57,912
Income Taxes - Current	26,234	-
Interest Receivable - Current	3,602	7,782
Other	9,655	9,982
Total Current Assets	421,791	455,910

Regulatory and Other Assets
Transition Recovery Asset	86,640	101,626
Income Taxes Recoverable Through Future Revenues	33,106	34,749
Other Regulatory Assets	54,630	54,848
Other Assets	33,832	33,240
Total Regulatory and Other Assets	208,208	224,463

Total Assets	$3,147,405	$3,187,409

See Notes to Condensed Consolidated Financial Statements.

(Continued)

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
CAPITALIZATION AND OTHER LIABILITIES	- Thousands of Dollars -
Capitalization
Common Stock	$699,122	$697,426
Accumulated Deficit	(30,206)	(27,913)
Accumulated Other Comprehensive Loss	(15,649)	(15,364)
Common Stock Equity	653,267	654,149
Capital Lease Obligations	534,344	588,771
Long-Term Debt	1,175,670	1,171,170
Total Capitalization	2,363,281	2,414,090

Current Liabilities
Current Obligations under Capital Leases	62,470	59,090
Borrowing Under Revolving Credit Facilities	75,000	50,000
Current Maturities of Long-Term Debt	6,000	6,000
Accounts Payable	97,857	102,829
Income Taxes Payable	-	16,429
Interest Accrued	20,935	52,392
Trading Liabilities - Derivative Instruments	5,279	16,537
Accrued Taxes Other than Income Taxes	46,951	35,431
Accrued Employee Expenses	17,111	22,886
Customer Deposits	20,991	19,767
Current Regulatory Liabilities	10,599	10,707
Other	5,312	3,852
Total Current Liabilities	368,505	395,920

Deferred Credits and Other Liabilities
Deferred Income Taxes - Noncurrent	145,967	126,883
Pension and Other Post-Retirement Benefits	107,929	105,085
Regulatory Liability - Net Cost of Removal for Interim Retirements	86,248	85,394
Other Regulatory Liabilities	11,041	9,609
Other	64,434	50,428
Total Deferred Credits and Other Liabilities	415,619	377,399

Commitments and Contingencies (Note 7)

Total Capitalization and Other Liabilities	$3,147,405	$3,187,409

See Notes to Condensed Consolidated Financial Statements.

(Concluded)

UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

				Accumulated
	Common			Other	Total
	Shares	Common	Accumulated	Comprehensive	Stockholders'
	Issued*	Stock	Deficit	Loss	Equity
	(Unaudited)
	- Thousands of Dollars -

Balances at December 31, 2006	35,190	$697,426	$(27,913)	$(15,364)	$654,149

Adoption of FIN 48			696		696

Comprehensive Income (Loss):
2007 Year-to-Date Net Income	-	-	4,943	-	4,943

Unrealized Loss on Cash Flow Hedges
(net of $1,182 income taxes)	-	-	-	1,804	1,804

Reclassification of Unrealized Gain on
Cash Flow Hedges to Net Income
(net of $1,370 income taxes)	-	-	-	(2,089)	(2,089)

Total Comprehensive Income					4,658

Dividends Declared	-		(7,932)	-	(7,932)
Shares Issued under Stock Compensation Plans	5		-	-	-
Shares Issued for Stock Options	35	495	-	-	495
Stock Award Compensation Expense		876			876
Tax Benefit Realized from Stock Options Exercised	-	325			325

Balances at March 31, 2007	35,230	$699,122	$(30,206)	$(15,649)	$653,267

* UniSource Energy has 75 million authorized shares of common stock.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	-Thousands of Dollars-
Operating Revenues
Electric Retail Sales	$159,952	$148,934
Electric Wholesale Sales	49,467	56,480
Other Revenues	10,210	3,401
Total Operating Revenues	219,629	208,815

Operating Expenses
Fuel	61,080	50,216
Purchased Power	17,855	13,628
Other Operations and Maintenance	59,130	42,170
Depreciation and Amortization	29,062	26,501
Amortization of Transition Recovery Asset	14,986	11,842
Taxes Other Than Income Taxes	10,417	10,487
Total Operating Expenses	192,530	154,844
Operating Income	27,099	53,971

Other Income (Deductions)
Interest Income	3,714	4,289
Other Income	751	1,065
Other Expense	(406)	(674)
Total Other Income (Deductions)	4,059	4,680

Interest Expense
Long-Term Debt	12,439	12,649
Interest on Capital Leases	16,146	18,539
Other Interest Expense	1,559	969
Interest Capitalized	(875)	(1,621)
Total Interest Expense	29,269	30,536

Income Before Income Taxes	1,889	28,115
Income Tax Expense	1,068	11,528

Net Income	$821	$16,587

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	-Thousands of Dollars-
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$188,194	$172,645
Cash Receipts from Electric Wholesale Sales	95,079	78,805
Interest Received	8,153	9,298
Sale of Excess Emission Allowances	2,050	1,645
Other Cash Receipts	11,955	916
Fuel Costs Paid	(61,829)	(51,657)
Purchased Power Costs Paid	(59,164)	(41,142)
Wages Paid, Net of Amounts Capitalized	(28,450)	(22,733)
Payment of Other Operations and Maintenance Costs	(32,362)	(27,632)
Capital Lease Interest Paid	(32,498)	(36,609)
Taxes Paid, Net of Amounts Capitalized	(16,568)	(14,765)
Interest Paid, Net of Amounts Capitalized	(15,735)	(14,169)
Income Taxes Paid	(8,375)	(10,675)
Other Cash Payments	(728)	(767)
Net Cash Flows – Operating Activities	49,722	43,160

Cash Flows from Investing Activities
Capital Expenditures	(34,499)	(46,585)
Proceeds from Investment in Springerville Lease Debt and Equity	11,206	10,028
Other Cash Payments	(2,304)	-
Net Cash Flows - Investing Activities	(25,597)	(36,557)

Cash Flows from Financing Activities
Payments on Capital Lease Obligations	(55,854)	(50,251)
Proceeds from Borrowings under Revolving Credit Facility	85,000	60,000
Payments on Borrowings under Revolving Credit Facility	(40,000)	(35,000)
Other Cash Receipts	764	4,774
Other Cash Payments	(404)	(240)
Net Cash Flows - Financing Activities	(10,494)	(20,717)

Net Increase (Decrease) in Cash and Cash Equivalents	13,631	(14,114)
Cash and Cash Equivalents, Beginning of Year	19,711	53,433
Cash and Cash Equivalents, End of Period	$33,342	$39,319

See Note 13 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS	- Thousands of Dollars -
Utility Plant
Plant in Service	$3,060,884	$3,035,494
Utility Plant under Capital Leases	701,631	701,631
Construction Work in Progress	100,239	92,125
Total Utility Plant	3,862,754	3,829,250
Less Accumulated Depreciation and Amortization	(1,467,226)	(1,446,229)
Less Accumulated Amortization of Capital Lease Assets	(501,990)	(495,634)
Total Utility Plant - Net	1,893,538	1,887,387

Investments and Other Property
Investments in Lease Debt and Equity	169,780	181,222
Other	32,256	30,161
Total Investments and Other Property	202,036	211,383

Current Assets
Cash and Cash Equivalents	33,342	19,711
Trade Accounts Receivable	82,135	97,512
Unbilled Accounts Receivable	28,600	35,115
Allowance for Doubtful Accounts	(16,703)	(16,303)
Intercompany Accounts Receivable	19,329	16,329
Materials and Fuel Inventory	67,434	63,629
Current Regulatory Assets	9,718	9,549
Income Tax Receivable	36,697	-
Deferred Income Taxes - Current	50,609	57,151
Interest Receivable - Current	3,602	7,782
Trading Assets - Derivative Instrument	3,353	15,447
Other	9,611	8,833
Total Current Assets	327,727	314,755

Regulatory and Other Assets
Transition Recovery Asset	86,640	101,626
Income Taxes Recoverable Through Future Revenues	33,106	34,749
Other Regulatory Assets	51,267	51,594
Other Assets	20,960	21,569
Total Regulatory and Other Assets	191,973	209,538

Total Assets	$2,615,274	$2,623,063

See Notes to Condensed Consolidated Financial Statements.

(Continued)

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
CAPITALIZATION AND OTHER LIABILITIES	- Thousands of Dollars -
Capitalization
Common Stock	$795,971	$795,971
Capital Stock Expense	(6,357)	(6,357)
Accumulated Deficit	(218,123)	(219,640)
Accumulated Other Comprehensive Loss	(15,545)	(15,260)
Common Stock Equity	555,946	554,714
Capital Lease Obligations	534,013	588,424
Long-Term Debt	821,170	821,170
Total Capitalization	1,911,129	1,964,308

Current Liabilities
Current Obligations under Capital Leases	62,378	58,999
Borrowing Under Revolving Credit Facility	75,000	30,000
Accounts Payable	70,675	69,019
Intercompany Accounts Payable	11,725	10,743
Income Taxes Payable	-	8,409
Interest Accrued	18,724	45,613
Accrued Taxes Other than Income Taxes	36,825	27,227
Accrued Employee Expenses	15,102	21,102
Trading Liabilities - Derivative Instruments	1,542	11,163
Other	16,821	14,278
Total Current Liabilities	308,792	296,553

Deferred Credits and Other Liabilities
Deferred Income Taxes - Noncurrent	172,503	155,253
Regulatory Liability - Net Cost of Removal for Interim Retirements	80,262	79,876
Pension and Other Post-Retirement Benefits	102,338	99,832
Other	40,250	27,241
Total Deferred Credits and Other Liabilities	395,353	362,202

Commitments and Contingencies (Note 7)

Total Capitalization and Other Liabilities	$2,615,274	$2,623,063

See Notes to Condensed Consolidated Financial Statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME

				Accumulated
		Capital		Other	Total
	Common	Stock	Accumulated	Comprehensive	Stockholder's
	Stock	Expense	Deficit	Loss	Equity
	(Unaudited)
	- Thousands of Dollars -

Balances at December 31, 2006	$795,971	$(6,357)	$(219,640)	$(15,260)	$554,714

Adoption of FIN 48			696		696

Comprehensive Income:
2007 Year-to-Date Net Income	-	-	821	-	821

Unrealized Gain on Cash Flow Hedges
(net of $1,182 income taxes)	-	-	-	1,804	1,804

Reclassification of Unrealized Loss on
Cash Flow Hedges to Net Income
(net of $1,370 income taxes)	-	-	-	(2,089)	(2,089)

Total Comprehensive Income					536

Balances at March 31, 2007	$795,971	$(6,357)	$(218,123)	$(15,545)	$555,946

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

TEP, a regulated public utility, is UniSource Energy’s largest operating subsidiary and represented approximately 83% of UniSource Energy’s assets as of March 31, 2007. TEP generates, transmits and distributes electricity to approximately 394,000 retail electric customers in a 1,155 square mile area in Southern Arizona. TEP also sells electricity to other utilities and power marketing entities primarily located in the Western U.S. In addition, TEP operates Springerville Unit 3 on behalf of Tri-State Generation and Transmission Association, Inc. (Tri-State).

UES holds the common stock of UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric). UNS Gas is a gas distribution company with 146,000 retail customers in Mohave, Yavapai, Coconino, and Navajo counties in Northern Arizona, as well as Santa Cruz County in Southeast Arizona. UNS Electric is an electric transmission and distribution company with approximately 94,000 retail customers in Mohave and Santa Cruz counties.

Millennium invests in unregulated energy related businesses. On March 31, 2006, UniSource Energy completed the sale of all of the capital stock of Global Solar, Inc. (Global Solar), Millennium’s largest subsidiary, to a third party. See Note 11.

UED is facilitating the expansion of the Springerville Generating Station and other generation resources.

References to “we” and “our” are to UniSource Energy and its subsidiaries, collectively.

The accompanying quarterly financial statements of UniSource Energy and TEP are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. These financial statements are presented in accordance with the Securities and Exchange Commission’s (SEC) interim reporting requirements which do not include all the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for audited annual financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include disclosures required by GAAP for audited annual financial statements. This quarterly report should be reviewed in conjunction with UniSource Energy and TEP’s 2006 Annual Report on Form 10-K.

Weather, among other factors, causes seasonal fluctuations in TEP, UNS Gas and UNS Electric’s sales; therefore, quarterly results are not indicative of annual operating results. UniSource Energy and TEP have made reclassifications to the prior year financial statements for comparative purposes. These reclassifications had no effect on Net Income.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Future Implications of Discontinuing Application of FAS 71

TEP continues to apply FAS 71 to its regulated operations, which include the transmission and distribution portions of its business. TEP regularly assesses whether it can continue to apply FAS 71 to these operations. If TEP stopped applying FAS 71 to its remaining regulated operations, it would write-off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory asset balances, net of regulatory liabilities, at March 31, 2007, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary after-tax loss of approximately $61 million. While regulatory orders and market conditions may affect cash flows, TEP’s cash flows would not be affected if we stopped applying FAS 71.

2006 Proceedings

In April 2006, the ACC ordered that a procedure be established to allow for a review of:

•	the Settlement Agreement and its effect on how TEP’s rates for generation services will be determined after December 31, 2008;
•	TEP’s proposed amendments to the Settlement Agreement; and
•	Demand-Side Management (DSM), renewable energy standards (RES), and time of use tariffs (TOU).

In August 2006, TEP filed testimony in the ACC proceedings stating that TEP believes it is entitled to charge market-based generation service rates starting in 2009 and is in compliance with the Settlement Agreement. In addition, TEP offered a Market Phase-in proposal and a Cost-of-Service Proposal as alternatives to charging market-based generation service rates after December 31, 2008.

In April 2007, an ACC Administrative Law Judge (ALJ) issued a Recommended Opinion and Order for consideration by the ACC. The ALJ recommends that, by July 2, 2007, TEP file rate case materials supporting various proposals and methodologies for determining TEP’s generation service rates after 2008. Transmission and distribution rates would be calculated on the basis of cost of service under any of the various generation methodologies. The ACC may consider the ALJ’s Recommended Opinion and Order at an open meeting that is scheduled to begin on May 8, 2007. TEP cannot predict the outcome of these proceedings.

TEP Settlement Agreement

In 1999, the ACC approved the Rules for the introduction of retail electric competition in Arizona, as well as the Settlement Agreement between TEP and certain customer groups related to the implementation of retail electric competition in Arizona.

The Rules and the Settlement Agreement established:

•	a period from November 1999 through 2008 for TEP to transition its generation assets from a cost of service based rate structure to a market, or competitive, rate structure;
•	the recovery through rates during the transition period of $450 million of stranded generation costs through a Fixed Competition Transition charge (Fixed CTC);
•	capped rates for TEP retail customers through 2008;
•	an ACC interim review of TEP retail rates in 2004;

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•	unbundling of electric services with separate rates or prices for generation, transmission, distribution, metering, meter reading, billing and collection, and ancillary services;
•	a process for ESPs to become licensed by the ACC to sell generation services at market prices to TEP retail customers;
•	access for TEP retail customers to buy market priced generation services from ESPs beginning in 2000 (currently, no TEP customers are purchasing generation services from ESPs);
•	transmission and distribution services would remain subject to regulation on a cost of service basis; and
•	beginning in 2009, TEP’s generation would be market-based and its retail customers would pay the market rate for generation services.

2004 General Rate Case Information

In June 2004, as required by the Settlement Agreement, TEP filed general rate case information with the ACC. While TEP’s filing did not propose any change in retail rates, the filing, with a test year ended December 31, 2003, showed that TEP was experiencing a revenue deficiency of $111 million, reflecting the need for an increase in retail rates of 16%.

UNS GAS RATES AND REGULATION

Energy Cost Adjustment Mechanism: Purchased Gas Adjuster (PGA)

UNS Gas’ retail rates include a PGA mechanism intended to address the volatility of natural gas prices and allow UNS Gas to recover its actual commodity costs, including transportation, through a price adjustor. All purchased gas commodity costs, including transportation increase the PGA bank, a balancing account. UNS Gas recovers these costs or returns amounts over-collected from/to ratepayers through a PGA mechanism. The PGA mechanism includes the following two components:

(1)
The PGA factor, computed monthly subject to limitations, equals a base cost of gas of $0.40 per therm, or $4.00 per MMBtu, plus the difference between the twelve month rolling weighted average cost of gas over the base cost.

(2)
When ACC-designated under- or over-recovery trigger points of $6.2 million and $4.5 million, respectively, are met, UNS Gas may request a PGA surcharge or credit with the goal of collecting or returning the amount deferred from or to customers over a period deemed appropriate by the ACC.

ACC approved PGA Surcharge Amount Per Therm	Period In Effect
$0.15	November 2005 - February 2006
$0.25	March 2006 - April 2006
$0.30	May 2006 - June 2006
$0.35	July 2006 - September 2006
$0.25	October 2006 - November 2006
$0.05	December 2006 - April 2007

At March 31, 2007, UNS Gas had over recovered its costs by $11 million on an accrual (GAAP) basis (PGA bank) and $5 million on a billed basis. The PGA bank is shown on the balance sheet as Over Recovered Purchased Gas Costs. UNS Gas believes that, based on current projections of gas prices, the over-recovered costs will be eliminated by the end of 2007.

Future Implications of Discontinuing Application of FAS 71

UNS Gas regularly assesses whether it can continue to apply FAS 71 to its regulated operations. If UNS Gas stopped applying FAS 71, UNS Gas would write-off the related balance of its regulatory assets as an expense and write-off its regulatory liabilities as income on its income statement. Based on the regulatory asset and liability balances, if UNS Gas had stopped applying FAS 71, UNS Gas would have recorded an extraordinary after-tax gain of $8 million at March 31, 2007. Discontinuing application of FAS 71 would not affect UNS Gas’ cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Hearings on this matter were held in April 2007 and UNS Gas expects the ACC to rule on its rate case in the second half of 2007. Under the terms of the UES Settlement Agreement, new rates cannot go into effect before August 1, 2007.

UNS ELECTRIC RATES AND REGULATION

Energy Cost Adjustment Mechanism: Purchased Power Fuel Adjustment Clause (PPFAC)

UNS Electric’s retail rates include a PPFAC, which allows for a separate surcharge or surcredit to the base rate for delivered purchased power to collect or return under- or over-recovery of costs. The ACC approved a PPFAC surcharge of $0.01825 per kWh to recover transmission costs and the cost of the current full-requirements power supply agreement with PWMT.

At March 31, 2007, UNS Electric had over-recovered its costs by $7 million on an accrual (GAAP) basis and $2 million on a billed basis which is shown on the balance sheet as Over Recovered Purchased Power Costs.

Future Implications of Discontinuing Application of FAS 71

UNS Electric regularly assesses whether it can continue to apply FAS 71 to its regulated operations. If UNS Electric stopped applying FAS 71, it would write-off the related balances of their regulatory assets as an expense and would write-off its regulatory liabilities as income on their income statement. Based on the regulatory asset and liability balances, if UNS Electric had stopped applying FAS 71, it would have recorded an extraordinary after-tax gain of $8 million at March 31, 2007. Discontinuing application of FAS 71 would not affect UNS Electric’s cash flows.

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

NOTE 3.  DEBT AND CREDIT FACILITIES

UNS GAS/UNS ELECTRIC REVOLVING CREDIT AGREEMENT

In August 2006, UNS Gas and UNS Electric amended their unsecured revolving credit agreement (the UNS Gas/UNS Electric Revolver). The amendment reduced the interest rate payable on borrowings, increased the amount of the revolving credit facility to $60 million from $40 million, and extended the maturity from April 2008 to August 2011. Either UNS Gas or UNS Electric may borrow up to a maximum of $45 million, so long as the combined amount borrowed does not exceed $60 million. The ACC approved the increase in the amount and term of the UNS Gas/UNS Electric Revolver in March 2007.

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

The UniSource Energy, UES and Millennium holding companies, UED, and several other subsidiaries and equity investments, which are not considered reportable segments, are included in Other. Other also includes the discontinued operations of Global Solar. As discussed in Note 11, at March 31, 2006, Millennium sold all of the common stock of Global Solar and the results of operations of Global Solar are reported as discontinued operations for all periods presented. Through affiliates, Millennium holds investments in several unregulated energy and emerging technology companies. UED develops generating resources and performs other project development activities.

Reconciling adjustments consist of the elimination of intercompany activity. Millennium’s subsidiaries recorded revenue from transactions with TEP of $4 million during the three months ended March 31, 2007 and $3 million during the three months ended March 31, 2006. TEP’s related expense is reported in Other Operations and Maintenance expense on its income statement. Millennium’s revenue and TEP’s related expense are eliminated in UniSource Energy consolidation. Other significant reconciling adjustments include the elimination of investments in subsidiaries held by UniSource Energy and reclassifications of deferred tax assets and liabilities.

We disclose selected financial data for our reportable segments in the following table:

	Reportable Segments					UniSource
	TEP	UNS Gas	UNS Electric	Other	Reconciling Adjustments	Energy Consolidated
Income Statement	-Millions of Dollars-
Three months ended March 31, 2007:
Operating Revenues - External	$219	$63	$36	$-	$-	$318
Operating Revenues - Intersegment	1	-	-	4	(5)	-
Income (Loss) from Continuing Operations Before Income Taxes	2	8	1	(2)	-	9
Net Income (Loss)	1	5	-	(1)	-	5

Three months ended March 31, 2006:
Operating Revenues - External	$208	$63	$34	$-	$-	$305
Operating Revenues - Intersegment	1	-	-	3	(4)	-
Income (Loss) from Continuing Operations Before Income Taxes	28	8	1	(4)	-	33
Discontinued Operations - Net of Tax	-	-	-	(3)	-	(3)
Net Income (Loss)	17	5	1	(6)	-	17

Balance Sheet
Total Assets, March 31, 2007	$2,615	$251	$203	$1,006	$(928)	$3,147
Total Assets, December 31, 2006	2,623	253	195	1,038	(922)	3,187

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

•
Other Derivatives - The change in fair value (mark-to-market) of forward power contracts, which are not accounted for as normal purchases and sales or cash flow hedges, is recorded in Net Income. These derivatives include forward contracts for the purchase and sale of electricity with the intent of optimizing market opportunities, subject to specified risk parameters established and monitored by TEP’s Risk Management Committee.

The settlement of forward power purchase and sales contracts that do not result in physical delivery are recorded net as a component of Electric Wholesale Sales in TEP’s income statement. During the three months ended March 31, 2007, $44 million in sales were netted against $43 million in purchases. During the three months ended March 31, 2006, $17 million in sales were netted against $16 million in purchases.
The net unrealized gains and losses from TEP’s derivative activities were as follows:

	Three Months Ended
	March 31,
	2007	2006
	-Millions of Dollars-
Net Unrealized (Loss) Gain on Forward Power Sales - Trading Contracts	$(8)	$-
Net Unrealized (Loss) Gain on Forward Power Purchases - Trading Contracts	8	1
Pre-Tax Unrealized Gain on Trading Contracts Recorded in Earnings	$-	$1

Net Unrealized (Loss) Gain on Forward Power Sales - Cash Flow Hedges	$(1)	$2
Net Unrealized (Loss) Gain on Gas Price Swaps - Cash Flow Hedges	4	(7)
Pre-Tax Unrealized (Loss) Gain on Cash Flow Hedges	$3	$(5)
After Tax Unrealized (Loss) Gain on Cash Flow Hedges Recorded in OCI	$2	$(3)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of TEP’s fuel and power related derivative assets and liabilities were as follows:

	March 31,		December 31,
	2007		2006
	Trading Contracts	Cash Flow Hedges	Trading Contracts	Cash Flow Hedges
	-Millions of Dollars-
Derivative Assets - Current	$1	$3	$9	$6
Derivative Liabilities - Current	(1)	(1)	(9)	(3)
Net Current Derivative Assets	$-	$2	$-	$3

Derivative Liabilities - Noncurrent	$-	$-	$-	$(1)

At March 31, 2007, the contracts accounted for as cash flow hedges will settle through the first quarter of 2010. Amounts presented as Cash Flow Hedges, Derivative Assets - Current and Derivative Liabilities - Current, are expected to be reclassified into earnings within the next twelve months. TEP reclassified $3 million of net unrealized losses into earnings from Other Comprehensive Income during the three months ended March 31, 2007 and reclassified less than $0.4 million of net unrealized losses into earnings from Other Comprehensive Income during the three months ended March 31, 2006.

UNS ELECTRIC POWER SUPPLY TRANSACTIONS

The fair value of UNS Electric’s derivative asset was $5 million as of March 31, 2007 and was $3 million as of December 31, 2006. During the three months ended March 31, 2007, UNS Electric recorded net unrealized gains of $1 million in Deferred Credits and Other Liabilities - Other Regulatory Liabilities. UNS Electric did not have any derivatives during the three months ended March 31, 2006.

MEG TRADING TRANSACTIONS

MEG had a net loss from trading activities of less than $0.5 million for each of the three months ended March 31, 2007 and March 31, 2006.

The fair value of MEG’s derivative assets and liabilities were as follows:

	March 31,	December 31,
	2007	2006
	-Millions of Dollars-
MEG:
Trading Assets - Current	$10	$11
Trading Liabilities - Current	(4)	(5)
Net Current Trading Assets	$6	$6

NOTE 6.  INCOME AND OTHER TAXES

INCOME TAXES

The differences between the income tax expense (benefit) and the amount obtained by multiplying pre-tax income by the U.S. statutory federal income tax rate of 35% are as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	UniSource Energy		TEP
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
		-Thousands of Dollars -

Federal Income Tax Expense (Benefit) at Statutory Rate	$3,085	$11,649	$661	$9,841
State Income Tax Expense (Benefit), Net of Federal Deduction	407	1,536	87	1,293
Depreciation Differences (Flow Through Basis)	632	662	632	662
Tax Credits	(139)	(130)	(139)	(130)
Other	(114)	89	(173)	(138)
Total Federal and State Income Tax Expense (Benefit)	$3,871	$13,806	$1,068	$11,528

ADOPTION OF FIN 48

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

UniSource Energy adopted the provisions of FIN 48 on January 1, 2007. The cumulative effects of applying this interpretation have been recorded as an increase of less than $1 million to retained earnings, an increase of $1 million to net deferred income tax liabilities, a net increase of $7 million to other noncurrent liabilities, a decrease of $7 million to current income taxes payable and a $1 million decrease to other current liabilities. The other noncurrent liabilities are comprised of the recognition of a $13 million uncertain tax liability and a $6 million uncertain tax receivable. If we recorded the unrecognized tax benefit at March 31, 2007, there would be no impact on our effective tax rate.

For the three months ended March 31, 2007, there were no changes to unrecognized tax benefits taken in a prior period; no increases or decreases in unrecognized tax benefits as a result of tax positions taken during the current period; no decreases in unrecognized tax benefits relating to settlements with taxing authorities; and no reductions in unrecognized tax benefits as a result of a lapse of the applicable statue of limitations.

UniSource Energy recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties, if any, in operating expense. Tax years 2002 through 2006 are open under Federal, Arizona and New Mexico statutes.

OTHER TAX MATTERS

On its 2002 tax return, TEP filed for an automatic change in accounting method relating to the capitalization of indirect costs to the production of electricity and self-constructed assets. We also used the new accounting method on the 2003 and 2004 returns for TEP, UNS Gas and UNS Electric.

In 2005, the Internal Revenue Service issued a ruling which draws into question the ability of electric and gas utilities to use the new accounting method. As a result, TEP, UNS Gas and UNS Electric amended their 2003 and 2004 tax returns to remove the benefit previously claimed using the new accounting method. In December 2006, the IRS issued a final notice disallowing the use of the accounting method. We filed a protest in March 2007 and will proceed to appeals.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7.  COMMITMENTS AND CONTINGENCIES

TEP COMMITMENTS

In April 2007, TEP entered into power supply agreements for the period June through September 2007. These contracts are indexed to natural gas prices. TEP estimates its minimum payments under these contracts to be $21 million.

Termination of Power Purchases from Springerville Unit 3

Tri-State Generation and Transmission Association, Inc. (Tri-State) leases Springerville Unit 3, a 400 MW coal-fired generating facility at TEP’s existing Springerville Generating Station, from a financial owner. TEP provides operating, maintenance and other services to Springerville Unit 3 under a 99-year operating agreement subject to cancellation by either party with 30 days notice. TEP also agreed to purchase up to 100 MW of Tri-State system capacity for no more than five years beginning September 1, 2006. In April 2007, Tri-State notified TEP that Tri-State will terminate, effective August 1, 2007, its power sale agreement.

UNS ELECTRIC COMMITMENTS

In 2006 and in April 2007, UNS Electric entered into various power supply agreements for periods of one to five years beginning in June 2008. Certain of these contracts are at a fixed price per MW and others are indexed to natural gas prices. UNS Electric estimates its future minimum payments under these contracts to be $40 million in 2008, $58 million in 2009, $34 million in 2010, $16 million in 2011, $9 million in 2012, and $9 million thereafter based on natural gas prices at the date of the contracts.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Postretirement Benefit Costs at Navajo Generating Station

Peabody contends that the Navajo Generating Station participants are responsible under the coal supply agreements for postretirement benefit costs payable to the coal supplier’s employees. In 1996, SRP filed a lawsuit in Maricopa County Superior Court on behalf of the participants at Navajo Generating Station, including TEP, seeking declaratory judgment that the participants are not responsible for these costs. The Navajo participants and Peabody continue to discuss a potential settlement. Based on our ownership in the Navajo Generating Station and information available to date, TEP estimates its share of the minimum undiscounted obligation to be $2 million and will record additional fuel expense related to this claim of less than $0.5 million in 2007. We expect resolution of this matter in 2007.

Environmental Reclamation at Remote Generating Stations

TEP currently pays on-going reclamation costs related to the coal mines which supply the remote generating stations, and it is probable that TEP will have to pay a portion of final reclamation costs upon mine closure. When a reasonable estimate of final reclamation costs is available, the liability is recognized as a cost of coal over the remaining term of the corresponding coal supply agreement. TEP estimates its undiscounted final reclamation liability to be $48 million at the end of the useful lives of the generating stations, and the present value of TEP’s liability for final reclamation approximates $13 million at the expiration dates of the coal supply agreements in 2011 through 2017.

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

TEP Wholesale Accounts Receivable and Allowances

TEP’s Accounts Receivable from Electric Wholesale Sales includes $16 million of receivables at March 31, 2007 and December 31, 2006 related to sales to the California Power Exchange (CPX) and the California Independent System Operator (CISO) in 2001 and 2000. TEP’s Allowance for Doubtful Accounts on the balance sheet includes $13 million at March 31, 2007 and December 31, 2006 related to these sales. There are several outstanding legal issues, complaints and lawsuits concerning the California energy crisis related to the FERC, wholesale power suppliers, Southern California Edison Company, Pacific Gas and Electric Company, the CPX and the CISO. We cannot predict the outcome of these issues or lawsuits. We believe, however, that TEP is adequately reserved for its transactions with the CPX and the CISO.

GUARANTEES AND INDEMNITIES

In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees are:

•	UES’ guarantee of senior unsecured notes issued in 2003 by UNS Gas ($100 million) and UNS Electric ($60 million),
•	UES’ guarantee of a $60 million unsecured revolving credit agreement for UNS Gas and UNS Electric,
•	UniSource Energy’s guarantee of approximately $5 million in natural gas transportation and supply payments in addition to building and equipment lease payments for UNS Gas and UNS Electric.

To the extent liabilities exist under these contracts, the liabilities are included in our consolidated balance sheets.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We believe that the likelihood UniSource Energy or UES would be required to perform or otherwise incur any significant losses associated with any of these guarantees or indemnities is remote.

NOTE 8.  EMPLOYEE BENEFITS PLANS

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

COMPONENTS OF NET PERIODIC BENEFIT COST

The components of net periodic benefit costs are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	-Millions of Dollars -
Components of Net Periodic Benefit Cost
Service Cost	$2	$2	$-	$1
Interest Cost	3	3	1	1
Expected Return on Plan Assets	(4)	(3)	-	-
Recognized Actuarial Loss	1	1	-	-
Net Periodic Benefit Cost	$2	$3	$1	$2

NOTE 9.  SHARE-BASED COMPENSATION PLANS

Under the 2006 Omnibus Stock and Incentive Plan, the Compensation Committee of the UniSource Energy Board of Directors may issue various types of share-based compensation, including stock options, restricted shares/units, and performance shares. The total number of shares which may be awarded under the Plan cannot exceed 2.25 million shares. As of March 31, 2007, the total number of shares awarded under the 2006 Omnibus Stock and Incentive Plan was 0.5 million shares.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

STOCK OPTIONS

On March 20, 2007, the Compensation Committee of the UniSource Energy Board of Directors granted 184,260 stock options to officers with an exercise price of $37.88. Stock options are granted with an exercise price equal to the fair market value of the stock on the date of grant, vest over three years, become exercisable in one-third increments on each anniversary date of the grant and expire on the tenth anniversary of the grant. Compensation expense is recorded on a straight-line basis over the service period for the total award based on the grant date fair value of the options less estimated forfeitures. For awards granted to retirement eligible officers, compensation expense is recorded immediately. Certain stock option awards accrue dividend equivalents that are paid in cash on the earlier of the date of exercise of the underlying option or the date the option expires. Compensation expense is recognized as dividends are paid.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the assumptions noted in the following table. The expected term of options granted was estimated using a “simplified” method which considers the 3 year vesting period and the contractual term. The risk-free rate is based on the rate available on a U.S. Treasury Strip with a maturity equal to the expected term of the option at the time of the grant. Expected volatility was based on historical volatility for UniSource Energy’s stock for the past 6 years, the expected term. The expected dividend yield on a share of stock was calculated using the historical dividend yield with the implicit assumption that current dividend yields will continue in the future.

2007 Grant

Expected term (years)	6
Risk-free rate	4.4%
Expected volatility	20.2%
Expected dividend yield	2.4%
Weighted-average grant-date fair value of options granted	$8.13

A summary of stock option activity follows:

	Three Months Ended March 31, 2007
	Total Stock Options Outstanding		Non-Vested Stock Options
		Weighted		Weighted
		Average		Average
		Exercise		Grant Date
	Shares	Price	Shares	Value
Options Outstanding, December 31, 2006	1,388,328	$18.59	200,373	$7.38
Granted	184,260	$37.88	184,260	$8.13
Exercised or Vested	(35,300)	$14.01	-	-
Forfeited	(234)	$12.28	-	-
Options Outstanding, March 31, 2007	1,537,054	$21.01	384,633	$7.74
Options Exercisable, March 31, 2007	1,152,421	$16.57

Weighted Average Remaining Contractual Life at March 31, 2007:	5.3 years
Weighted Average Remaining Contractual Life of Exercisable Shares at March 31, 2007	3.9 years

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Exercise prices for stock options outstanding and exercisable as of March 31, 2007 are summarized as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$11.00 - $15.56	519,814	2.7 years	$14.31	519,814	$14.31
$16.78 - $18.84	615,940	4.7 years	$18.01	615,940	$18.01
$30.55 - $37.88	401,300	9.4 years	$34.29	16,667	$30.55

PERFORMANCE SHARES

On March 20, 2007, the Compensation Committee of the UniSource Energy Board of Directors granted 37,270 performance share awards (targeted shares) to Officers at a grant date fair value of $35.56 per share (market price of $37.88 less the present value of expected dividends of $2.32). The performance share awards will be paid out in shares of UniSource Energy common stock based on UniSource Energy’s performance over the performance period of January 1, 2007 through December 31, 2009. The performance criteria specified in the awards is determined based on targeted UniSource Energy cumulative Diluted Earnings per Share and cumulative Cash Flow from Operations during the performance period. The performance shares vest ratably over the performance period and any unearned awards are forfeited. Compensation expense equal to the fair market value on the grant date less the present value of expected dividends is recognized over the vesting period if it is probable that the performance criteria will be met. There were no performance share awards granted during the three months ended March 31, 2006.

SHARE-BASED COMPENSATION EXPENSE

TEP recorded compensation expense of $0.8 million (UniSource Energy recorded $1 million) for the three months ended March 31, 2007 and less than $0.5 million for the three months ended March 31, 2006. We did not capitalize any share-based compensation costs.

At March 31, 2007, the total unrecognized compensation cost related to non-vested share-based compensation was $3 million which will be recorded as compensation expense over the remaining vesting periods through March 2010. The total number of shares awarded but not yet issued, including target performance based shares, under the share-based compensation plans at March 31, 2007 was 1.9 million.

NOTE 10.  UNISOURCE ENERGY EARNINGS PER SHARE (EPS)

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

The following table shows the effects of potential dilutive common stock on the weighted average number of shares:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended
	March 31,
	2007	2006
	- In Thousands -
Numerator:
Net Income	$4,943	$16,822
Income from Assumed Conversion of Convertible Senior Notes	-	1,097
Adjusted Numerator	$4,943	$17,919

Denominator:
Weighted-average Shares of Common Stock Outstanding:
Common Shares Issued	35,213	34,925
Fully Vested Deferred Stock Units	209	191
Total Weighted-average Shares of Common Stock Outstanding	35,422	35,116
Effect of Dilutive Securities:
Convertible Senior Notes	-	4,000
Options and Stock Issuable Under Employee Benefit Plans and the Directors’ Plans	607	618
Total Shares	36,029	39,734

Stock options to purchase 25,000 shares of Common Stock were outstanding during the three months ended March 31, 2007 but were not included in the computation of diluted EPS because the stock option’s exercise price was greater than the average market price of the Common Stock. Additionally, for the three months ended March 31, 2007, 4 million potentially dilutive shares from the conversion of convertible Senior Notes and after-tax interest expense of $1.1 million were not included in the computation of diluted EPS because to do so would be anti-dilutive. During the same period in 2006, 50,000 shares of Common Stock were outstanding and not included in the computation of EPS because the stock option’s exercise price was greater than the average market price of the Common Stock.

NOTE 11.  DISCONTINUED OPERATIONS - SALE OF GLOBAL SOLAR

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

The following summarizes the amounts included in Discontinued Operations - Net of Tax for the three months ended March 31, 2006:

-Millions of Dollars-
Revenues from Discontinued Operations	$1

Loss from Discontinued Operations	$(4)
Loss on Sale of Discontinued Operations	(1)
Loss from Discontinued Operations Before Income Taxes	(5)
Income Tax Benefit	(2)
Discontinued Operations - Net of Tax	$(3)

NOTE 12.  NEW ACCOUNTING PRONOUNCEMENTS

The FASB recently issued the following Statements of Financial Accounting Standards (FAS):

•
FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, issued February 2007, provides companies with the option, at specified election dates, to measure certain financial assets and liabilities and other items at fair value, with changes in fair value recognized in earnings as those changes occur. FAS 159 also establishes disclosure requirements that include displaying the fair value of those assets and liabilities for which the entity elected the fair value option on the face of the balance sheet and providing management’s reasons for electing the fair value option for each eligible item. The provisions of FAS 159 will become effective January 1, 2008. We are evaluating the impact of FAS 159 on our financial statements, and will incorporate these additional disclosure requirements in our financial statements for the quarter ended March 31, 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•
FAS 157, Fair Value Measurement, issued September 2006, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  FAS 157 clarifies that the exchange price is the price in the principal market in which the reporting entity would transact for the asset or liability.  We are required to disclose inputs used to develop fair value measurements and the effect of any of our assumptions on earnings or changes in net assets for the period.  The provisions of FAS 157 will become effective January 1, 2008.  We are evaluating the impact of FAS 157 on our financial statements, and will incorporate these additional disclosure requirements in our financial statements for the quarter ended March 31, 2008.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13.  SUPPLEMENTAL CASH FLOW INFORMATION

A reconciliation of Net Income to Net Cash Flows - Operating Activities follows:

	UniSource Energy
	Three Months Ended
	March 31,
	2007	2006
	-Thousands of Dollars-

Net Income	$4,943	$16,822
Adjustments to Reconcile Net Income
To Net Cash Flows
Discontinued Operations - Net of Tax	-	2,669
Depreciation and Amortization Expense	34,466	30,757
Depreciation Recorded to Fuel and Other O&M Expense	1,874	1,910
Amortization of Transition Recovery Asset	14,986	11,842
Net Unrealized Loss (Gain) on TEP Forward Electric Sales	8,555	(84)
Net Unrealized Gain on TEP Forward Electric Purchases	(8,020)	(886)
Net Unrealized Loss on MEG Trading Activities	2,135	3,176
Amortization of Deferred Debt-Related Costs included in Interest Expense	980	1,180
Provision for Bad Debts	827	830
Deferred Income Taxes	26,328	28,131
Pension and Postretirement Expense	3,611	4,437
Pension and Postretirement Funding	(767)	(4,876)
Stock Based Compensation Expense	967	253
Excess Tax Benefit from Stock Option Exercises	(325)	(556)
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	28,575	7,326
Materials and Fuel Inventory	(3,060)	(773)
Over/Under Recovered Purchased Gas Cost	(108)	4,587
Accounts Payable	(5,013)	(26,604)
Interest Accrued	(25,562)	(26,023)
Income Tax Receivable/Payable	(29,285)	(24,882)
Accrued Taxes Other Than Income Taxes	11,520	11,591
Other	(2,883)	13,596
Net Cash Used by Operating Activities of Discontinued Operations Current Liabilities	-	(2,710)
Net Cash Flows - Operating Activities	$64,744	$51,713

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	TEP
	Three Months Ended
	March 31,
	2007	2006
	-Thousands of Dollars-

Net Income	$821	$16,587
Adjustments to Reconcile Net Income
To Net Cash Flows
Depreciation and Amortization Expense	29,062	26,501
Depreciation Recorded to Fuel and Other O&M Expense	1,519	1,629
Amortization of Transition Recovery Asset	14,986	11,842
Net Unrealized Loss (Gain) on TEP Forward Electric Sales	8,555	(84)
Net Unrealized Gain on TEP Forward Electric Purchases	(8,020)	(886)
Amortization of Deferred Debt-Related Costs included in Interest Expense	662	863
Pension and Postretirement Expense	3,171	4,007
Pension and Postretirement Funding	(727)	(4,486)
Stock Based Compensation Expense	753	201
Provision for Bad Debts	444	366
Deferred Income Taxes	24,838	24,850
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	18,573	6,849
Materials and Fuel Inventory	(3,805)	(1,055)
Accounts Payable	1,610	(19,956)
Interest Accrued	(20,994)	(21,604)
Income Tax Receivable/Payable	(32,005)	(23,997)
Accrued Taxes Other Than Income Taxes	9,598	9,206
Other	681	12,327
Net Cash Flows - Operating Activities	$49,722	$43,160

NOTE 14.  REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

With respect to the unaudited condensed consolidated financial information of UniSource Energy and TEP for the three-month periods ended March 31, 2007 and 2006, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 3, 2007 appearing herein states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for their report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UniSource Energy and its three primary business segments and includes the following:

•	outlook and strategies,
•	operating results during the first quarter of 2007 compared with the same period in 2006,
•	factors which affect our results and outlook,
•	liquidity, capital needs, capital resources, and contractual obligations,
•	dividends, and
•	critical accounting estimates.

Management’s Discussion and Analysis should be read in conjunction with UniSource Energy and TEP’s 2006 Annual Report on Form 10-K and with the Comparative Condensed Consolidated Financial Statements, beginning on page 3, which presents the results of operations for the three months ended March 31, 2007 and 2006. Management’s Discussion and Analysis explains the differences between periods for specific line items of the Comparative Condensed Consolidated Financial Statements.

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

On March 31, 2006, Millennium sold its interest in Global Solar Energy, Inc. (Global Solar), its largest holding. At March 31, 2007, the investment in Millennium represented 2% of UniSource Energy’s total assets.

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

•
Expand UNS Electric’s portfolio of generating and purchased power resources to substitute for the expiration of the full requirements contract with Pinnacle West Marketing and Trading (PWMT) and to meet growing retail energy demand;

•	Resolve the uncertainty surrounding TEP’s rates for generation service after 2008, while preserving TEP’s benefits under the Settlement Agreement;

•	Receive ACC approval of rate increases for UNS Gas and UNS Electric to provide adequate revenues to cover the rising cost of providing service to their customers;

•	Enhance the value of existing generation assets by working with Salt River Project to support the construction of Springerville Unit 4;

•	Enhance the value of TEP’s transmission system while continuing to provide reliable access to generation for TEP and UNS Electric’s retail customers and market access for all generating assets;

•	Continue to develop synergies between UNS Gas, UNS Electric and TEP;

•	Improve capital structure; and

•	Promote economic development in our service territories.

To accomplish our goals, during 2007 we expect to spend the following amounts on capital expenditures:

	Actual Year-to-Date March 31, 2007	Estimate Full Year 2007
	-Millions of Dollars-
TEP	$35	$198
UNS Gas	4	38
UNS Electric	10	43
Other (1)	1	27
UniSource Energy Consolidated	$50	$306

(1) Represents capital expenditures by UED related to the 90 MW BMGS to be constructed in Kingman, Arizona, in UNS Electric’s service area. The project is expected to be completed in 2008.

RESULTS OF OPERATIONS

Executive Overview

UniSource Energy recorded Income from continuing operations of $5 million in the first quarter of 2007 and $20 million in the first quarter of 2006. Net Income of $17 million in the first quarter of 2006 includes a $3 million loss from discontinued operations.

First Quarter of 2007 Compared with the First Quarter of 2006

The decrease in UniSource Energy’s net income in the first three months of 2007 is due primarily to costs associated with planned coal plant outages. The scheduled maintenance outages put upward pressure on TEP’s operations and maintenance (O&M) costs and also limited wholesale sales opportunities. TEP’s higher O&M expenses and lower wholesale revenues were partially offset by: higher retail kWh sales due to customer growth and cold weather; the availability of the Luna Energy Facility (Luna) to offset TEP’s purchased power requirements; and the commencement of commercial operation of Springerville Unit 3 in August 2006. See Tucson Electric Power Company, Results of Operations, below, and Tucson Electric Power Company, Liquidity and Capital Resources, Financing Activities, below.

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

CONTRIBUTION BY BUSINESS SEGMENT

The table below shows the contributions to our consolidated after-tax earnings by our three business segments, as well as Other net income (loss).

	Three Months Ended March 31,
	2007	2006
	-Millions of Dollars-
TEP	$1	$17
UNS Gas	5	5
UNS Electric	-	1
Other (1)	(1)	(3)
Consolidated Net Income from Continuing Operations	$5	$20
Discontinued Operations (2)	-	(3)
Consolidated Net Income	$5	$17

(1) Includes: UniSource Energy parent company expenses; UniSource Energy parent company interest expense (net of tax) on the UniSource Convertible Senior Notes and on the UniSource Credit Agreement; and income and losses from Millennium investments.

(2) Relates to the discontinued operations and sale of Global Solar by Millennium on March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

UniSource Energy Consolidated Cash Flows

Three Months Ended March 31,	2007	2006
	-Millions of Dollars-
Cash provided by (used in):
Operating Activities	$65	$52
Investing Activities	(41)	(51)
Financing Activities	(33)	(22)

UniSource Energy’s consolidated cash flows are provided primarily from retail and wholesale energy sales at TEP, UNS Gas and UNS Electric, net of the related payments for fuel and purchased power. Generally, cash from operations is lowest in the first quarter and highest in the third quarter due to TEP’s summer peaking load.

We use our available cash primarily to:

•	fund capital expenditures;
•	pay dividends to shareholders; and
•	reduce leverage.

The primary source of liquidity for UniSource Energy, the parent company, is dividends from its subsidiaries, primarily TEP. Also, under UniSource Energy’s tax sharing agreement, subsidiaries make income tax payments to UniSource Energy, which makes payments on behalf of the consolidated group. The table below provides a summary of the liquidity position of UniSource Energy on a stand-alone basis, for each of its segments and for Other.

Balances As of May 2, 2007	Cash and Cash Equivalents		Borrowings under Revolving Credit Facility	Amount Available under Revolving Credit Facility
	-Millions of Dollars-
UniSource Energy stand-alone	$6		$12	$58
TEP	9		70	80
UNS Gas	22		0	45	(1)
UNS Electric	7		20	25	(1)
Other	24	(2)	NA	NA
Total	$68

(1)    Either UNS Gas or UNS Electric may borrow up to a maximum of $45 million, but the total combined amount borrowed cannot exceed $60 million.

(2)    Includes cash and cash equivalents at Millennium.

Executive Overview

Operating Activities

In the first three months of 2007, net cash flows from operating activities were $13 million higher than the same period in 2006. The improvement is primarily due to: an increase in TEP’s cash receipts from electric retail and wholesale sales; higher cash receipts from retail sales at UNS Gas; and the benefits TEP receives for operating Springerville Unit 3; partially offset by higher fuel and purchased energy costs.

Investing Activities

Net cash used for investing activities was $10 million lower in the first three months of 2007 compared with the same period in 2006 primarily due to a $12 million decrease in capital expenditures at TEP. In the first quarter of 2006, TEP was funding the construction of Luna, which was completed in April 2006.

Financing Activities

Net cash flows used for financing activities were $12 million higher in the first three months of 2007 compared with the same period in 2006, primarily due to higher scheduled payments on capital lease obligations by TEP and lower proceeds from stock option exercises.

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

UniSource Energy Credit Agreement

The UniSource Credit Agreement consists of a $30 million term loan facility and a $70 million revolving credit facility and matures in 2011. At March 31, 2007, there was $25.5 million outstanding under the term loan facility at a weighted average interest rate of 6.65%.

Convertible Senior Notes

UniSource Energy has outstanding $150 million of 4.50% Convertible Senior Notes due 2035. Each $1,000 of Convertible Senior Notes is convertible into 26.6667 shares of our Common Stock at any time, representing a conversion price of approximately $37.50 per share of our Common Stock, subject to adjustment in certain circumstances. The closing price of UniSource Energy’s Common Stock was $39.76 on May 2, 2007.

Guarantees and Indemnities

In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees at March 31, 2007 were:

•	UES’ guarantee of senior unsecured notes issued by UNS Gas ($100 million) and UNS Electric ($60 million);

•	UES’ guarantee of the $60 million UNS Gas/UNS Electric Revolver;

•	UniSource Energy’s guarantee of approximately $5 million in natural gas and supply payments and building lease payments for UNS Gas, UNS Electric and a subsidiary of Millennium.

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

We believe that the likelihood that UniSource Energy or UES would be required to perform or otherwise incur any significant losses associated with any of these guarantees or indemnities is remote.

Contractual Obligations

There have been no significant changes in our contractual obligations or other commercial commitments from those reported in our 2006 Annual Report on Form 10-K, other than:

•
In April 2007, TEP entered into power supply agreements for the period June through September 2007. These contracts are indexed to natural gas prices. TEP estimates its minimum payments under these contracts to be $21 million.

•
In 2006 and in April 2007, UNS Electric entered into various power supply agreements for periods of one to five years beginning in June 2008. Certain of these contracts are at a fixed price per MW and others are indexed to natural gas prices. UNS Electric estimates its future minimum payments under these contracts to be $40 million in 2008, $58 million in 2009, $34 million in 2010, $16 million in 2011, $9 million in 2012, and $9 million thereafter based on natural gas prices at the date of the contracts.

•
In April 2007, Tri-State Generation and Transmission Association (Tri-State) notified TEP that Tri-State will terminate, effective August 1, 2007, its power sale agreement with TEP. Under the agreement, Tri-State provides TEP with 100 MW of system capacity.

Dividends on Common Stock

The following table shows the dividends declared to UniSource Energy shareholders for 2007.

Declaration Date	Record Date	Payment Date	Dividend Amount Per Share of Common Stock
February 9, 2007	February 20, 2007	March 14, 2007	$0.225

Income Tax Position

At March 31, 2007, UniSource Energy and TEP had, for federal and state income tax filing purposes: AMT Credit carryforward amounts of $48 million and $34 million, respectively; and a $37 million Capital Loss carryforward at UniSource Energy.

TUCSON ELECTRIC POWER COMPANY

RESULTS OF OPERATIONS

The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis. The following discussion relates to TEP’s utility operations, unless otherwise noted.

TEP recorded net income of $1 million in the first quarter of 2007 compared with $17 million in the same period last year. The following factors contributed to the decline:

•	a $4 million decrease in total operating revenues less fuel and purchased power expense due to the following:

•	an $11 million increase in retail revenues due to cooler weather and customer growth of 2%; and

•	a $7 million increase in other revenues due primarily to fees and reimbursements received from Tri-State for fuel and O&M costs related to Springerville Unit 3, were offset by:

•
a $7 million decrease in wholesale revenues due primarily to lower excess energy available to sell into the wholesale market. Wholesale revenues in the first quarter of 2007 included $2 million of transmission revenues related to Springerville Unit 3;

•	a $4 million increase in purchased power expense due primarily to lower coal plant availability compared to last year; and

•
an $11 million increase in fuel expense due to $9 million of gas-related fuel expense at Luna, a $1 million increase in other gas-related expenses and $1 million of fuel costs associated with Springerville Unit 3. Increases in coal and rail costs at Sundt Unit 4 and higher mining costs at San Juan, were offset by lower generating output, resulting in no change to TEP’s coal-related fuel expense.

Other factors impacting first quarter 2007 results include:

•
a $17 million increase in O&M expense. The quarter included $6 million of O&M related to the planned maintenance outages at San Juan Unit 2 and Springerville Unit 2. Other factors contributing to higher O&M include operating expenses at Luna, which was not operational in the first quarter of 2006, and $4 million of expenses related to Springerville Unit 3 that TEP incurred as the operator of the plant and for which TEP received reimbursement from Tri-State. O&M expense in both the first quarters of 2007 and 2006 included pre-tax gains of $2 million related to the sale of excess SO2 Emission Allowances;

•	a $3 million increase in the amortization of TEP’s Transition Recovery Asset (TRA); and

•	a $3 million increase in depreciation and amortization due primarily to additions to plant in service.

In the first quarter of 2007, the net pre-tax benefit recognized by TEP related to Springerville Unit 3 for transmission revenues, operating fees and a reduction in its share of the common costs was $4 million.

Utility Sales and Revenues

	Sales		Operating Revenue
Three Months Ended March 31,	2007	2006	2007	2006
	-Millions of kWh-		-Millions of Dollars-
Electric Retail Sales:
Residential	774	699	$65	$59
Commercial	415	389	42	40
Industrial	531	508	37	36
Mining	239	224	12	10
Public Authorities	53	54	4	4
Total Electric Retail Sales	2,012	1,874	$160	$149
Electric Wholesale Sales Delivered:
Long-term Contracts	285	292	14	14
Other Sales	550	720	32	40
Transmission	-	-	3	2
Net Unrealized Gain (Loss) on Forward Sales and Purchases of Energy	-	-	-	1
Total Electric Wholesale Sales	835	1,012	49	57
Total Electric Sales	2,847	2,886	$209	$206

Weather Data:	2007	2006
Heating Degree Days
Three Months Ended March 31	913	723
10-Year Average	825	812

Mark-to-Market Adjustments on Trading Activity

The table below summarizes the net unrealized gains (losses) on TEP’s forward sales and purchases of energy. The net unrealized gain (loss) on forward sales and purchases of energy is presented on the income statement in wholesale revenues. Amounts for 2007 are based on the market price of energy as of March 31, 2007.

	Three Months Ended March 31,
	2007	2006
	-Millions of Dollars-
Net Unrealized Gain (Loss) on Forward Sales of Energy	$(8)	$-
Net Unrealized (Loss) Gain on Forward Purchases of Energy	8	1
Net Unrealized Gain (Loss)	$-	$1

Operating Expenses

Fuel and Purchased Power Expense

TEP’s fuel and purchased power expense and energy resources for the three months ended March 31, 2007 and 2006 are shown in the table below.

	Generation and Purchased Power		Expense
Three Months Ended March 31,	2007	2006	2007	2006
	-Millions of kWh-		-Millions of Dollars-
Coal-Fired Generation
Four Corners	179	205	$3	$3
Navajo	290	279	4	4
San Juan	493	634	12	14
Springerville	1,418	1,527	24	25
Sundt Unit 4	164	153	6	3
Total Coal-Fired Generation	2,544	2,798	49	49
Gas-Fired Generation
Luna (1)	166	22	9	-
Other Gas Units	14	13	2	1
Total Gas-Fired Generation	180	35	11	1
Solar and Other	2	2	-	-
Total Generation (2)	2,726	2,835	60	50
Total Purchased Power	325	238	18	14
Total Resources	3,051	3,073	$78	$64
Less Line Losses and Company Use	(204)	(187)
Total Energy Sold	2,847	2,886

(1)    Gas-fired generation for 2006 includes energy generated at Luna during its test phase, but does not include any associated costs which were capitalized and reported as project costs.

(2)    Fuel expense in 2007 excludes $1 million related to Springerville 3; these expenses are reimbursed by Tri-State and recorded in Other Revenue.

Coal-fired generation decreased 254,000 MWh, or 9%, compared with the first quarter of 2006, due primarily to planned outages. As a result of the outages, TEP used Luna to help offset the amount of purchased power needed to replace the lost coal-fired capacity. Gas-fired generation increased by 145,000 MWh, and gas-related fuel expense was $10 million higher than the first quarter of 2006. Despite lower output from TEP’s coal-fired generating units, total coal-related fuel expense was similar to the first quarter of 2006, due primarily to higher coal and rail costs at Sundt Unit 4 and higher mining costs at San Juan. See Coal Supply, below.

The lower availability of TEP’s coal plants contributed to an increase in power purchases of 87,000 MWh, or 37%, in the first quarter of 2007 compared with the same period last year. The average market price for wholesale power was 2% higher than the same period last year.

	Three Months Ended March 31,
	2007	2006
	-cents per kWh-
Coal	1.93	1.75
Gas*	6.11	7.69
All Fuels	2.20	1.76
Purchased Power	5.54	5.46

*  In 2006, the average cost of gas generation per kWh excludes test energy produced at Luna and its associated fuel costs.

FACTORS AFFECTING RESULTS OF OPERATIONS

Competition

In 2001, all of TEP’s retail customers became eligible to choose an alternative energy service provider (ESP); however, only a small number of commercial and industrial customers initially chose an ESP. By 2002, none of TEP’s retail customers were served by an alternative ESP.

In 2004, an Arizona Court of Appeals decision held invalid certain portions of the ACC rules on retail competition and related market pricing. In February 2006, the ACC Staff requested that a proceeding be opened to address the issue of retail electric competition. We cannot predict what changes, if any, the ACC will make to the competition rules. TEP has met all conditions required by the ACC to facilitate electric retail competition, including ACC approval of TEP’s direct access tariffs. See Rates, Settlement Agreement, below.

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

ACC Order to Review the Settlement Agreement

Beginning in May 2005, TEP filed a series of pleadings requesting the ACC to resolve the uncertainty surrounding the methodology that will be applied to determine TEP’s rates for generation service after 2008. TEP filed the pleadings in response to the Arizona Court of Appeals ruling related to retail competition and market pricing and a lack of agreement as to the interpretation of the Settlement Agreement by a number of participants in TEP’s rate proceedings. TEP believes that the Settlement Agreement contemplated market based rates for generation service after 2008. See Rates, Settlement Agreement, below and Competition, above for information regarding the 2004 court ruling.

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

In February 2007, parties in this proceeding participated in settlement discussions, but were unable to reach an agreement.

In April 2007, an ACC Administrative Law Judge (ALJ) issued a Recommended Opinion and Order for consideration by the ACC. The ALJ recommendation states that:

•
it is just and reasonable for TEP’s rates to remain at their current level, including continued collection of the Fixed Competition Transition Charge (Fixed CTC) ($0.009 per kWh), until the ACC issues a final order in this matter;

•	the incremental revenue collected as a result of retaining the Fixed CTC after it would otherwise terminate (approximately May 2008) shall accrue interest and may be subject to refund;
•	TEP shall file rate proposals on or before July 2, 2007;
•	TEP shall file a Demand Side Management (DSM) portfolio and a Renewable Energy Action plan by July 2, 2007; and
•	all existing rights and claims of TEP, ACC Staff and other intervenors arising out of the Settlement Agreement and the decision approving the Settlement Agreement are fully preserved.

In the course of this proceeding, TEP indicated it would file rate case materials that included the following proposals for TEP’s generation service rates after 2008:

•	Market-based generation service rates;
•	Cost-of-service rates including a regulatory asset and a purchased power and fuel cost mechanism;
•	A hybrid case with some generation assets under cost-of-service, including a regulatory asset and a purchased power and fuel cost mechanism; and
•	Programs for implementing DSM, time of use tariffs and renewable energy programs.

The ACC may consider the ALJ’s Recommended Opinion and Order at an open meeting that is scheduled to begin on May 8, 2007. The ACC can adopt, modify or reject the ALJ’s Recommended Opinion and Order. TEP cannot predict the outcome of these proceedings.

Rates

Settlement Agreement

In 1999, the ACC approved the Rules that provided a framework for the introduction of retail electric competition in Arizona, as well as the Settlement Agreement between TEP and certain customer groups related to the implementation of retail electric competition in Arizona.

The Rules and the Settlement Agreement established:

•	a period from November 1999 through 2008 for TEP to transition its generation assets from a cost of service based rate structure to a market, or competitive, rate structure;
•	the recovery through rates during the transition period of $450 million of stranded generation costs through the Fixed CTC;
•	capped rates for TEP retail customers through 2008;
•	an ACC interim review of TEP retail rates in 2004;
•	unbundling of electric services with separate rates or prices for generation, transmission, distribution, metering, meter reading, billing and collection, and ancillary services;
•	a process for ESPs to become licensed by the ACC to sell generation services at market prices to TEP retail customers;
•	access for TEP retail customers to buy market priced generation services from ESPs beginning in 2000 (currently, no TEP customers are purchasing generation services from ESPs);
•	transmission and distribution services would remain subject to regulation on a cost of service basis; and
•	beginning in 2009, TEP’s generation would be market based and its retail customers would pay the market rate for generation services.

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

The general rate case information used a historical test year ended December 31, 2003 and established, based on TEP’s standard offer service, that TEP was experiencing a revenue deficiency of $111 million. None of the intervenor testimony filed proposed any decrease to TEP’s rates. Testimony filed by the ACC Staff, RUCO and Arizonans for Electric Choice and Competition indicated revenue deficiencies for TEP of $67 million, $32 million and $38 million, respectively. In 2005, the ALJ issued a procedural order suspending the remaining testimony filing deadlines and hearing in the 2004 rate review.

Market Prices

The average market price for around-the-clock energy based on the Dow Jones Palo Verde Index was higher in the first quarter of 2007, while the average price for natural gas based on the Permian Index was lower. We cannot predict whether changes in various factors that influence demand and supply will cause prices to change for the remainder of 2007.

Average Market Price for Around-the-Clock Energy	$/MWh
Quarter ended March 31, 2007	$50
Quarter ended March 31, 2006	49

Average Market Price for Natural Gas	$/MMBtu
Quarter ended March 31, 2007	$6.32
Quarter ended March 31, 2006	7.14

In addition to energy from its coal-fired facilities, TEP typically uses purchased power, supplemented by generation from its gas-fired units, to meet the summer peak demands of its retail customers. Some of these purchased power contracts are price indexed to natural gas prices. Short-term and spot power purchase prices are also closely correlated to natural gas prices. Due to its increasing seasonal gas and purchased power usage, TEP hedges a portion of its total natural gas exposure from plant fuel and gas-indexed purchased power with fixed price contracts for a maximum of three years. TEP currently has approximately 50% of this exposure hedged for the summer peak period of 2007 (June - September). TEP obtains its remaining gas fuel needs and purchased power in the spot and short-term markets.

Market prices may also affect TEP’s wholesale revenues. TEP commits to future sales of energy as part of its ongoing efforts to hedge its excess generation based on projected generation capability, forward prices and generation costs.

In April 2007, TEP amended and restated its agreement to sell power to the Navajo Tribal Utility Authority (NTUA). The terms of the new agreement begin July 1, 2007 and include an extension of the expiration date from 2009 to the end of 2015. The new agreement increases the cost of energy by approximately 10% to 15% to NTUA beginning July 1, 2007 and includes annual price escalators through 2015. Starting in 2010, 50% of NTUA’s summer energy will be priced at spot market power indices. During 2006, TEP sold approximately 250,000 MWh to NTUA.

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

Coal Supply

For 2007, we expect TEP’s total coal-related fuel expense to increase by approximately $19 million, or 10%, due to: higher coal and transportation prices at Sundt Unit 4; increased mining costs at San Juan; and cost increases at TEP’s other coal-fired plants.

In December 2006, TEP entered into agreements for the purchase and transportation of coal to Sundt Unit 4 through 2008. The price per ton of coal, including transportation, increased approximately 70% under the agreements. Based on these new agreements, and higher generating output, we expect coal-related fuel expense at Sundt 4 to increase by $11 million in 2007.

Emission Allowances

TEP has SO2 Emission Allowances in excess of what is required to operate its generating units. The excess results primarily from a higher removal rate of SO2 emissions at Springerville Units 1 and 2 following recent upgrades to environmental plant components and related changes to plant operations. From time to time, TEP will sell a portion of its excess SO2 Emission Allowances. The table below summarizes sales of SO2 Emission Allowances made in 2006 and the first quarter of 2007, and forward sales as of March 31, 2007.

Delivery	Allowances Sold	Pre-tax Gain
2006		-Millions-
1st Quarter	2,500	$2
2nd Quarter	2,500	2
3rd Quarter	5,000	3
Total 2006	10,000	$7

2007
1st Quarter	2,500	$2
2nd Quarter	2,500	2
3rd Quarter	2,500	2
4th Quarter	2,500	2
Total 2007	10,000	$8

In addition to the allowances contracted to be sold for the remainder of 2007, TEP expects to have approximately 20,000 excess SO2 Emission Allowances available for sale through 2009.

LIQUIDITY AND CAPITAL RESOURCES

TEP Cash Flows & Liquidity Outlook

During 2007, TEP expects to generate sufficient internal cash flows to fund most of its construction expenditures as well as operating activities, required debt maturities, and dividends to UniSource Energy. Cash flows may vary during the year, with cash flow from operations typically the lowest in the first quarter and highest in the third quarter due to TEP’s summer peaking load. As a result of the varied seasonal cash flow, TEP will use, as needed, its revolving credit facility to fund its business activities. Furthermore, TEP may issue long-term debt or receive capital contributions from UniSource Energy to help fund its increasing capital expenditures. The need for external funding sources is partially dependent on the outcome of TEP’s rate-related proceedings.

The table below shows the cash available to TEP after capital expenditures, scheduled debt payments and payments on capital lease obligations which are paid at the beginning of January and July:

Three Months Ended March 31,	2007	2006
	-Millions of Dollars-
Net Cash Flows - Operating Activities (GAAP)	$50	$43
Amounts from Statements of Cash Flows:
Less: Capital Expenditures	(34)	(47)
Net Cash Flows after Capital Expenditures (non-GAAP)*	16	(4)
Amounts from Statements of Cash Flows:
Less: Retirement of Capital Lease Obligations	(56)	(50)
Plus: Proceeds from Investment in Lease Debt	11	10
Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (non-GAAP)*	$(29)	$(44)

Three Months Ended March 31,	2007	2006
	-Millions of Dollars-
Net Cash Flows - Operating Activities (GAAP)	$50	$43
Net Cash Flows - Investing Activities (GAAP)	(26)	(37)
Net Cash Flows - Financing Activities (GAAP)	(10)	(21)
Net Cash Flows after Capital Expenditures (non-GAAP)*	16	(4)
Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (non-GAAP)*	(29)	(44)

* Net Cash Flows after Capital Expenditures and Net Cash Flows Available after Required Payments, both non-GAAP measures of liquidity, should not be considered as alternatives to Net Cash Flows - Operating Activities, which is determined in accordance with GAAP as a measure of liquidity. We believe that Net Cash Flows after Capital Expenditures and Net Cash Flows Available after Required Payments provide useful information to investors as measures of TEP’s liquidity and ability to fund capital requirements, make required payments on debt and capital lease obligations and pay dividends to UniSource Energy.

Operating Activities

In the first three months of 2007, net cash flows from operating activities increased by $7 million compared with the same period in 2006. Net cash flows were impacted by:

•
a $32 million increase in cash receipts from electric retail and wholesale sales, partially offset by a $28 million increase in fuel and purchased energy costs. TEP benefited from customer growth and cool winter weather, as well as the availability of Luna to offset a portion of TEP’s purchased power requirements;

•	an $11 million increase in other cash receipts related to reimbursements received from Tri-State for the operation of Springerville Unit 3;

•	a $3 million decrease in total interest paid due to lower capital lease obligation balances; offset by:

•	a $6 million increase in wages paid, $2 million of which is related to payroll costs at Springerville Unit 3 that are reimbursed by Tri-State; and

•	a $5 million increase in O&M costs related to plant outages and $2 million of costs related to Springerville Unit 3 that are reimbursed by Tri-State.

Investing Activities

Net cash used for investing activities was $11 million lower in the first three months of 2007 compared with the same period last year primarily due to a $12 million decrease in capital expenditures, which were higher in 2006 due to the construction of Luna.

Financing Activities

Net cash used for financing activities was $10 million lower in the first three months of 2007 compared with the same period in 2006. The following factors contributed to the decrease:

•	a $20 million increase in net proceeds from borrowings under the TEP Revolving Credit Facility; offset by

•	a $6 million increase in scheduled payments made on capital lease obligations.

Capital Lease Obligations

At March 31, 2007, TEP had $596 million of total capital lease obligations on its balance sheet. The table below provides a summary of the outstanding lease amounts in each of the obligations.

Leased Asset	Capital Lease Obligation Balance at March 31, 2007	Expiration
	- In Millions -
Springerville Unit 1	$340	2015
Springerville Coal Handling Facilities	113	2015
Springerville Common Facilities	105	2020
Sundt Unit 4	37	2011
Other Leases	1	2008
Total Capital Lease Obligations	$596

Except for TEP’s 14% equity ownership in the Springerville Unit 1 Leases and its 13% equity ownership in the Springerville Coal Handling Facilities, TEP will not own these assets at the expiration of the leases. TEP will either renew the leases or purchase the leased assets at such time. The renewal and purchase options for Springerville Unit 1 and Sundt Unit 4 are generally for fair market value as determined at that time, while the purchase price option is fixed for the Springerville Coal Handing Facilities and Springerville Common Facilities.

Investments in Springerville Lease Debt and Equity

At March 31, 2007, TEP had $170 million of investments in lease debt and equity on its balance sheet. The yields on TEP’s investments in Springerville lease debt, at the date of purchase, range from 8.9% to 12.7%. The table below provides a summary of the investment balances in lease debt.

	Lease Debt Investment Balance
Leased Asset	March 31, 2007	December 31, 2006
	- In Millions -
Investments in Lease Debt:
Springerville Unit 1	$71	$81
Springerville Coal Handling Facilities	51	52
Total Investment in Lease Debt	$122	$133

TEP Credit Agreement

The TEP Credit Agreement consists of a $150 million revolving credit facility and a $341 million letter of credit facility which supports $329 million of tax-exempt variable rate bonds. The TEP Credit Agreement matures in 2011 and is secured by $491 million of 1992 Mortgage Bonds. At March 31, 2007, there was $75 million outstanding under the revolving credit facility at an interest rate of 5.87%.

Income Tax Position

See UniSource Energy, Liquidity and Capital Resources, Income Tax Position, above.

Contractual Obligations

•
In April 2007, TEP entered into power supply agreements for the period June through September 2007. These contracts are indexed to natural gas prices. TEP estimates its minimum payments under these contracts to be $21 million.

•
In April 2007, Tri-State notified TEP that Tri-State will terminate, effective August 1, 2007, its power sale agreement with TEP. Under the agreement, Tri-State provides TEP with 100 MW of system capacity.

Dividends on Common Stock.

TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants. As of March 31, 2007, TEP was in compliance with the terms of the TEP Credit Agreement and such financial covenants.

The Federal Power Act states that dividends shall not be paid out of funds properly included in capital accounts. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis to pay dividends from current year earnings.

UNS GAS

RESULTS OF OPERATIONS
.
UNS Gas reported net income of $5 million in the first quarters of 2007 and 2006.

As of March 31, 2007, UNS Gas had approximately 146,000 retail customers, a 3% increase from last year. The table below shows UNS Gas’ therm sales and revenues for the first quarters of 2007 and 2006.

	Sales		Revenue
Three Months Ended March 31,	2007	2006	2007	2006
	- Millions of Therms -		- Millions of Dollars -
Retail Therm Sales:
Residential	34	31	$41	$40
Commercial	12	11	13	13
Industrial	1	1	1	1
Public Authorities	3	3	3	4
Total Retail Therm Sales	50	46	58	58
Transport	-	-	1	1
Negotiated Sales Program (NSP)	5	5	3	4
Total Therm Sales	55	51	$62	$63

Retail therm sales were 8% higher in the first quarter of 2007 compared with the same period last year, due to customer growth and colder winter weather. Despite higher retail therm sales, retail revenues were flat compared with the same period last year due to a lower PGA surcharge. See Factors Affecting Results of Operations, Rates and Regulation, Energy Cost Adjustment Mechanism, below.

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

The table below provides summary financial information for UNS Gas.

Three Months Ended March 31,	2007	2006
	- Millions of Dollars -
Gas Revenues	$62	$63
Other Revenues	1	-
Total Operating Revenues	63	63
Purchased Gas Expense	44	46
Other Operations and Maintenance Expense	7	6
Depreciation and Amortization	2	1
Taxes other than Income Taxes	1	1
Total Operating Expenses	54	54
Operating Income	9	9
Total Interest Expense	1	1
Income Tax Expense (Benefit)	3	3
Net Income	$5	$5

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

The PGA mechanism has two components, the PGA factor and the PGA surcharge or credit. The PGA factor is a mechanism that compares the twelve-month rolling weighted average gas cost to the base cost of gas, and automatically adjusts monthly, subject to limitations on how much the price per therm may change in a twelve month period. The actual gas and transportation costs that are either under or over collected through the base rate of $0.40 per therm or $4.00 per MMBtu and the PGA factor are charged or credited to a balancing account (PGA bank). In the three months ended March 31, 2007, the average PGA factor was approximately $0.3755 per therm or $3.755 per MMBtu.

The current annual cap on the maximum increase in the PGA factor is $0.10 per therm in a twelve month period. In January 2006, UNS Gas filed a request with the ACC to increase the cap to allow for more timely recovery of actual gas costs. In July 2006, UNS Gas requested this application be consolidated with its general rate case proceeding. See General Rate Case Filing, below.

When the ACC-designated under or over recovery trigger points of $6.2 million and $4.5 million, respectively, are met on a cash basis, UNS Gas may request a PGA surcharge or credit with the goal of collecting or returning the amount deferred from or to customers over a period deemed appropriate by the ACC.

On March 31, 2007, the PGA bank balance was over-collected by $11 million on an accrual (GAAP) basis ($5 million on a billed to customers basis). A $0.05 per therm PGA surcharge will remain in effect through April 2007. Changes in the market price for gas, sales volumes and surcharge amount could significantly change the PGA bank balance in the future.

General Rate Case Filing

UNS Gas’ current rates have been in place since August 2003 and were designed to provide a 9.05% return on an original cost rate base of $118 million. As a result of increased growth in UNS Gas’ service territory and the related increase in capital expenditures and operating costs, such current rates are inadequate for UNS Gas to recover its costs and earn a reasonable rate of return on its investment. In July 2006, UNS Gas filed a general rate case. Below is a table that summarizes UNS Gas’ request:

Test year	Year ended December 31, 2005
Original cost rate base	$162 million
Revenue deficiency	$10 million
Total rate increase (over test year revenues)	7%
Cost of debt	6.60%
Cost of equity	11.00%
Hypothetical capital structure	50% equity / 50% debt
Weighted average cost of capital	8.80%

UNS Gas also requested modifications to its PGA mechanism to help address problems posed by volatile gas prices, inappropriate price signals to customers and the potential for over or under collections to result in the accumulation of large PGA bank balances.

In February 2007, ACC Staff filed testimony that indicated a revenue deficiency for UNS Gas of approximately $5 million; RUCO’s testimony indicated a revenue deficiency of approximately $2 million.

UNS Gas’ rate case hearings before the ALJ concluded in April 2007. UNS Gas expects the ACC to rule on its rate case in the second half of 2007. Under the terms of the UES Settlement Agreement, new rates cannot go into effect before August 1, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Outlook

In the first three months of 2007, capital expenditures were $4 million. UNS Gas expects internal cash flows to fund its future operating activities and a large portion of its construction expenditures. If natural gas prices rise and UNS Gas is not allowed to recover its projected gas costs or PGA bank balance on a timely basis, UNS Gas may require additional funding to meet operating and capital requirements. Sources of funding future capital expenditures could include draws on the revolving credit facility, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy. The need for external funding sources is partially dependent on the outcome of UNS Gas’ general rate case that was filed in July 2006.

The table below provides summary information for operating cash flow and capital expenditures for the first three months of 2007 and 2006.

Three Months Ended March 31,	2007	2006
	- Millions of Dollars -
Net Cash Flows - Operating Activities	$10	$7
Capital Expenditures	4	6

UNS Gas/UNS Electric Revolver

In August 2006, UNS Gas and UNS Electric amended and restated their existing unsecured revolving credit agreement (UNS Gas/UNS Electric Revolver). The amendment reduced the interest rate payable on borrowings, increased the amount of the revolving credit facility to $60 million from $40 million, and extended the maturity from April 2008 to August 2011. Either borrower may borrow up to a maximum of $45 million, so long as the combined amount borrowed does not exceed $60 million. The ACC approved the increase in the amount and term of the UNS Gas/UNS Electric Revolver in March 2007.

UNS Gas expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes and to fund a portion of its capital expenditures. As of March 31, 2007, UNS Gas had no outstanding borrowings under the UNS Gas/UNS Electric Revolver.

Senior Unsecured Notes

UNS Gas has $100 million of senior unsecured notes that are guaranteed by UES. The note purchase agreement for UNS Gas restricts transactions with affiliates, mergers, liens, restricted payments and incurrence of indebtedness, and also contains a minimum net worth test. As of March 31, 2007, UNS Gas was in compliance with the terms of its note purchase agreement.

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

UNS ELECTRIC

RESULTS OF OPERATIONS

UNS Electric reported net income of less than $1 million in the first quarter of 2007 and $1 million the first quarter of 2006.

Similar to TEP’s operations, we expect UNS Electric’s operations to be seasonal in nature, with peak energy demand occurring in the summer months.

As of March 31, 2007, UNS Electric had approximately 94,000 retail customers, a 4% increase from last year. The table below shows UNS Electric’s kWh sales and revenues for the first quarters of 2007 and 2006.

	Sales		Revenue
Three Months Ended March 31,	2007	2006	2007	2006
	- Millions of kWh -		- Millions of Dollars -
Electric Retail Sales:
Residential	181	163	$18	$17
Commercial	131	130	14	13
Industrial	47	46	4	4
Other	1	1	-	-
Total Electric Retail Sales	360	340	$36	$34

Retail kWh sales were 6% higher in the first quarter of 2007 compared with the same period last year due primarily to customer growth.

The table below provides summary financial information for UNS Electric.

Three Months Ended March 31,	2007	2006
	- Millions of Dollars -
Electric Revenues	$36	$34
Other Revenues	-	-
Total Operating Revenues	36	34
Purchased Energy Expense	24	22
Other Operations and Maintenance Expense	6	6
Depreciation and Amortization	3	3
Taxes other than Income Taxes	1	1
Total Operating Expenses	34	32
Operating Income	2	2
Total Interest Expense	2	1
Income Tax Expense	-	-
Net Income	$-	$1

FACTORS AFFECTING RESULTS OF OPERATIONS

Competition

As required by the ACC order approving UniSource Energy’s acquisition of the Citizens’ Arizona gas and electric assets, in 2003 UNS Electric filed with the ACC a plan to open its service territories to retail competition by December 31, 2003. The plan addressed all aspects of implementation. It included UNS Electric’s unbundled distribution tariffs for both standard offer customers and customers that choose competitive retail access, as well as Direct Access and Settlement Fee schedules. UNS Electric’s direct access rates for both transmission and ancillary services would be based upon its FERC Open Access Transmission Tariff. The plan is subject to review and approval by the ACC, which has not yet considered the plan. As a result of the court decisions concerning the ACC’s Rules, we are unable to predict when and how the ACC will address this plan. See Tucson Electric Power Company, Factors Affecting Results of Operations, Competition, above for information regarding the Arizona Court of Appeals decision in 2004.

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

UNS Electric also requested the ACC to approve the acquisition of the 90 MW BMGS combustion turbine project under development by UED and to include the cost of the project in rate base effective June 1, 2008. The cost of the BMGS is expected to be $60 million.

UNS Electric expects the ACC to rule on its rate case in late 2007. Under the terms of the UES Settlement Agreement, new rates cannot go into effect before August 1, 2007.

UNS Electric also requested that a new PPFAC surcharge take effect when the current power supply agreement with PWMT expires in May 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Outlook

In the first three months of 2007, capital expenditures were $10 million. UNS Electric expects internal cash flows to fund a portion of its construction expenditures. Additional sources of funding future capital expenditures could include draws on the UNS Gas/UNS Electric Revolver, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy. In April 2007, UniSource Energy contributed $10 million of capital to UNS Electric. The need for external funding sources is partially dependent on the outcome of UNS Electric’s general rate case that was filed in December 2006.

The table below provides summary information for operating cash flow and capital expenditures for the first three months of 2007 and 2006.

Three Months Ended March 31,	2007	2006
	- Millions of Dollars -
Net Cash Flows - Operating Activities	$6	$4
Capital Expenditures	10	10

UNS Gas/UNS Electric Revolver

See UNS Gas, Liquidity and Capital Resources, UNS Gas/UNS Electric Revolver above for a description of UNS Electric’s unsecured revolving credit agreement.

UNS Electric expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes and to fund a portion of its capital expenditures. As of March 31, 2007, UNS Electric had $25 million outstanding under the UNS Gas/UNS Electric Revolver.

Senior Unsecured Notes

UNS Electric has $60 million of 7.61% senior unsecured notes outstanding due in 2008 that are guaranteed by UES. The note purchase agreements for UNS Electric contain certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments, incurrence of indebtedness, and minimum net worth. As of March 31, 2007, UNS Electric was in compliance with the terms of its note purchase agreement.

UNS Electric must meet a leverage test and an interest coverage test to issue additional debt or to pay dividends. However, UNS Electric may, without meeting these tests, refinance existing debt and incur up to $5 million in short-term debt.

Contractual Obligations

In 2006 and in April 2007, UNS Electric entered into various power supply agreements for periods of one to five years beginning in June 2008. Certain of these contracts are at a fixed price per MW and others are indexed to natural gas prices. UNS Electric estimates its future minimum payments under these contracts to be $40 million in 2008, $58 million in 2009, $34 million in 2010, $16 million in 2011, $9 million in 2012, and $9 million thereafter based on natural gas prices at the date of the contracts.

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

OTHER NON-REPORTABLE BUSINESS SEGMENTS

RESULTS OF OPERATIONS

The table below summarizes the income (loss) for the Other non-reportable segments.

Three Months Ended March 31,	2007	2006
	- Millions of Dollars -
UniSource Energy Parent Company	$(1)	$(2)
Millennium Investments	-	(1)
UED	-	-
Total Other Loss From Continuing Operations	$-	$(3)
Discontinued Operations - Net of Tax	-	(3)
Total Other Net Loss	$(1)	$(6)

UniSource Energy Parent Company

UniSource Energy parent company expenses include interest expense (net of tax) related to the UniSource Energy Convertible Senior Notes and the UniSource Credit Agreement.

UED

In 2006, UED purchased two electric generating turbines for $17 million. The turbines will be part of the 90 MW BMGS, to be constructed in Kingman, Arizona, and pending ACC approval, is expected to provide energy to UNS Electric. Construction is scheduled to begin during the third quarter of 2007 with an estimated completion date of May 2008. Including the purchase of the turbines, the entire project is expected to cost $60 million. UED is financing the BMGS project with borrowings from UniSource Energy under an inter-company note payable. At March 31, 2007, there was $22 million outstanding and interest is payable quarterly at LIBOR plus 1.25%.

Discontinued Operations - Global Solar

On March 31, 2006, Millennium completed the sale of its interest in Global Solar. In the first quarter of 2006, UniSource Energy recorded an after-tax loss of approximately $3 million related to the discontinued operations and disposal of Global Solar.

FACTORS AFFECTING RESULTS OF OPERATIONS

Millennium Investments

MEG is in the process of winding down its activities and does not expect to engage in any significant new activities. As of March 31, 2007, the fair value of MEG’s trading assets was $10 million and the fair value of MEG’s trading liabilities was $4 million.

Nations Energy Corporation (Nations Energy), a wholly-owned subsidiary of Millennium, has been inactive since 2001. As of March 31, 2007, Nations Energy had a deferred tax asset of $3 million related to investment losses that has not been reflected on UniSource Energy’s consolidated income tax return.

Millennium is in the process of exiting its remaining investments. At March 31, 2007, the book value of Millennium’s investments was $28 million.

LIQUIDITY AND CAPITAL RESOURCES

Millennium made a $5 million dividend payment to UniSource Energy in February 2007 and a $10 million dividend payment to UniSource Energy in April 2007.

UniSource Energy has ceased making loans or equity contributions to Millennium. We anticipate that the funding required to fund Millennium’s remaining commitments will be provided only out of existing Millennium cash or cash returns from Millennium investments. We believe such cash and returns will be adequate to fund Millennium’s remaining commitments.

CRITICAL ACCOUNTING ESTIMATES

In preparing financial statements under Generally Accepted Accounting Principles (GAAP), management exercises judgment in the selection and application of accounting principles, including making estimates and assumptions. UniSource Energy and TEP’s Critical Accounting Estimates are described in our Form 10-K for the year ended December 31, 2006 and include the following:

•	Accounting for Rate Regulation
•	Accounting for Asset Retirement Obligations
•	Pension and Other Postretirement Benefit Plan Assumptions

•	Accounting for Derivative Instruments, Trading Activities and Hedging Activities
•	Unbilled Revenue - TEP, UNS Gas and UNS Electric
•	Plant Asset Depreciable Lives - TEP, UNS Gas and UNS Electric
•	Deferred Tax Valuation

Each of our critical accounting estimates involve complex situations requiring a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact the financial statements. There have been no significant changes in our accounting policies from those disclosed on Form 10-K for the year ended December 31, 2006.

NEW ACCOUNTING PRONOUNCEMENTS

The FASB recently issued the following Statements of Financial Accounting Standards (FAS):

•
FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, issued February 2007, provides companies with the option, at specified election dates, to measure certain financial assets and liabilities and other items at fair value, with changes in fair value recognized in earnings as those changes occur. FAS 159 also establishes disclosure requirements that include displaying the fair value of those assets and liabilities for which the entity elected the fair value option on the face of the balance sheet and providing management’s reasons for electing the fair value option for each eligible item. The provisions of FAS 159 will become effective January 1, 2008. We are evaluating the impact of FAS 159 on our financial statements, and will incorporate these additional disclosure requirements in our financial statements for the quarter ended March 31, 2008.

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

7.	Changes in governmental policies and regulatory actions with respect to financing and rate structures.

8.	The resolution of pending rate case proceedings and the resulting rate structures;

9.	Changes affecting the cost of competing energy alternatives, including changes in available generating technologies and changes in the cost of natural gas.

10.	Changes in accounting principles or the application of such principles to our businesses.

11.	Changes in the depreciable lives of our assets.

12.	Unanticipated changes in future liabilities relating to employee benefit plans due to changes in market values of retirement plan assets and health care costs.

13.	The outcome of any ongoing or future litigation.

14.	Ability to obtain financing through debt and/or equity issuance, which can be affected by various factors, including interest rate fluctuations and capital market conditions.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in this Item updates, and should be read in conjunction with, information included in Part II, Item 7A in UniSource Energy and TEP’s Annual Report on Form 10-K for the year ended December 31, 2006, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Items 1 and 2 of this Form 10-Q.

We are exposed to various forms of market risk. Changes in interest rates, returns on marketable securities, and changes in commodity prices may affect our future financial results. The market risks resulting from changes in interest rates and returns on marketable securities have not changed materially from the market risks reported in the 2006 Annual Report on Form 10-K.  For additional information concerning risk factors, including market risks, see Safe Harbor for Forward-Looking Statements, above.

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

To adjust the value of its derivative forward power sales and purchases, classified as cash flow hedges, to fair value in Other Comprehensive Income, TEP recorded the following net unrealized gains and losses:

Three Months Ended March 31,	2007	2006
	-Millions of Dollars-
Net Unrealized Gain (Loss)	$(1)	$2

TEP also reported the following net unrealized gains and losses on forward power sales and purchases in Wholesale Sales.

Three Months Ended March 31,	2007	2006
	-Millions of Dollars-
Net Unrealized Gain (Loss)	$ -	$1

TEP uses sensitivity analysis to measure the impact of an unfavorable change in market prices on the fair value of its derivative forward contracts. As of March 31, 2007, for TEP’s forward power sales contracts, a 10% decrease in market prices would result in an increase in unrealized net gains of $1 million, while a 10% increase in market prices would result in a decrease in unrealized net gains of $1 million.

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

In the first three months of 2007, the average market price of natural gas was $6.32 per MMBtu, or 11% lower than the same period in 2006. The table below summarizes TEP’s gas generation output and purchased power for the first three months of 2007 and 2006.

Three Months Ended March 31,	2007	2006	2007	2006
	-MWhs-		% of Total Resources
Gas-Fired Generation	180,000	35,000	6%	1%
Purchased Power	325,000	238,000	11%	8%

To adjust the value of its derivative gas swap contracts, classified as cash flow hedges, to fair value in Other Comprehensive Income, TEP recorded the following net unrealized gains and losses:

Three Months Ended March 31,	2007	2006
	-Millions of Dollars-
Net Unrealized Gain (Loss)	$4	$(7)

As of March 31, 2007, for TEP’s gas swap agreements, a 10% decrease in market prices would result in a $4 million increase in unrealized losses reported in Other Comprehensive Income, while a 10% increase in market prices would result in a $4 million decrease in unrealized losses reported in Other Comprehensive Income.

The chart below displays the valuation methodologies and maturities of TEP’s power and gas derivative contracts.

	- Millions of Dollars -
Source of Fair Value At March 31, 2007	Maturity 0 - 6 months	Maturity 6 - 12 months	Maturity over 1 yr.	Total
Prices actively quoted
Electric	$1	$1	$-	$2
Gas	1	-	-	1
Prices based on models and other valuation methods	-	-	-	-
Total	$2	$1	$-	$3

Coal

TEP is subject to commodity price risk from changes in the price of coal used to fuel its coal-fired generating plants. The commodity price risk from changes in the price of coal have not changed materially from the commodity price risks reported in the 2006 Annual Report on Form 10-K.

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

In 2006 and in April 2007, UNS Electric entered into various power supply agreements for periods of one to five years beginning in June 2008. Certain of these contracts are at a fixed price per MW and others are indexed to natural gas prices. UNS Electric estimates its future minimum payments under these contracts to be $40 million in 2008, $58 million in 2009, $34 million in 2010, $16 million in 2011, $9 million in 2012, and $9 million thereafter based on natural gas prices at the date of the contracts.

Because a portion of the costs under these contracts will vary from period to period based on the market price of gas, the PPFAC, as currently structured, may not provide recovery of the costs incurred under these new contracts on a timely basis.

For UNS Electric’s forward power purchase contracts, a 10% decrease in market prices would result in a decrease in unrealized net gains reported as a regulatory liability of $11 million, while a 10% increase in market prices would result in an increase in unrealized net gains reported as a regulatory liability of $11 million.

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

MEG marks its trading positions to market on a daily basis using actively quoted prices obtained from brokers and options pricing models for positions that extend through 2007. As of March 31, 2007 and December 31, 2006, the fair value of MEG’s trading assets combined with Emission Allowances it holds in escrow was $10 million and $11 million, respectively. The fair value of MEG’s trading liabilities was $4 million at March 31, 2007 and $5 million at December 31, 2006. For the first quarter of 2007, MEG reflected a $2 million unrealized loss and a $2 million realized gain on its income statement, compared with an unrealized gain of $3 million and a realized loss of $3 million in the same period last year. For MEG’s remaining trading contracts at March 31, 2007, a 10% decrease in market prices or a 10% increase in market prices would be less than $1 million.

	Unrealized Gain (Loss) of MEG’s Trading Activities
	- Millions of Dollars -
Source of Fair Value At March 31, 2007	Maturity 0 - 6 months	Maturity 6 - 12 months	Maturity over 1 yr.	Total Unrealized Gain (Loss)
Prices actively quoted	$6	$2	$-	$8
Prices based on models and other valuation methods	-	2	-	2
Total	$6	$4	$-	$10

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

We calculate counterparty credit exposure by adding any outstanding receivable (net of amounts payable if a netting agreement exists) to the mark-to-market value of any forward contracts. As of March 31, 2007, TEP’s total credit exposure related to its wholesale marketing and gas hedging activities was approximately $16 million. Approximately $2 million of TEP’s exposure is to non-investment grade companies. TEP had four counterparties with exposures of greater than 10% of its total credit exposure, totaling approximately $10 million.

TEP maintains a margin account with a broker to support certain risk management and trading activities. At March 31, 2007, TEP had approximately $2 million in that margin account. MEG’s total credit exposure related to its trading activities was $5 million and was concentrated primarily with two counterparties. MEG has no credit exposure to non-investment grade counterparties.

UNS Gas is subject to credit risk from non-performance by its supply counterparty, BP Energy (BP), to the extent that this contract has a mark-to-market value in favor of UNS Gas. As of March 31, 2007, UNS Gas has purchased under fixed price contracts approximately 39% of the expected monthly consumption for the 2007/2008 winter season (November through March) and approximately 19% of its expected consumption for the 2008/2009 winter season. At March 31, 2007, UNS Gas had approximately $1 million in credit exposure under its supply contract with BP.

UNS Electric has begun to enter into energy purchase agreements to replace the full requirements contract it has with PWMT that expires in May 2008. To the extent that such contracts have a positive mark-to-market value, UNS Electric would be exposed to credit risk under those contracts. At March 31, 2007, UNS Electric had approximately $3 million in credit exposure under such contracts.

ITEM 4. - CONTROLS AND PROCEDURES

UniSource Energy and TEP’s Chief Executive Officer and Chief Financial Officer supervised and participated in UniSource Energy and TEP’s evaluation of their disclosure controls and procedures as such term is defined under Rule 13a - 15(e) or Rule 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2007. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in UniSource Energy and TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by UniSource Energy and TEP in the reports that they file or submit under the Act is accumulated and communicated to management, including the principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, UniSource Energy and TEP’s Chief Executive Officer and Chief Financial Officer concluded that UniSource Energy and TEP’s disclosure controls and procedures are effective.

While UniSource Energy and TEP continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting, there has been no change in UniSource Energy or TEP’s internal control over financial reporting during the first quarter of 2007, that has materially affected, or is reasonably likely to materially affect, UniSource Energy or TEP’s internal control over financial reporting.

UniSource Energy’s Management’s Report on Internal Control Over Financial Reporting Under 404 of Sarbanes-Oxley appears as the first report under Item 8 in UniSource Energy and TEP’s 2006 Annual Report on Form 10-K and the Report of Independent Registered Public Accounting Firm appears as the second report under Item 8.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

We discuss other legal proceedings in Note 7 of Notes to Consolidated Financial Statements, Commitments and Contingencies.

City of Tacoma

In June 2004, the City of Tacoma, Washington filed a lawsuit (City of Tacoma v. American Electric Power Services Corporation, et al. (U.S. District Ct. W.D. Wash.)) against TEP and various other electricity generators and marketers alleging that the defendants violated antitrust laws by colluding to affect the price of electricity in the Pacific Northwest from May 2000 through 2001. In September 2004, the case was transferred to the United States District Court for the Southern District of California.  TEP, along with other defendants, filed a joint motion to dismiss, which was granted on February 11, 2005. The City of Tacoma appealed the dismissal to the Ninth Circuit Court of Appeals. On March 20, 2007, the Ninth Circuit issued an Order Dismissing Appeal ending TEP’s involvement in this case.

ITEM 1A. - RISK FACTORS

The business and financial results of UniSource Energy and TEP are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in the 2006 Annual Report on Form 10-K.

ITEM 5. - OTHER INFORMATION

NON-GAAP MEASURES

Adjusted EBITDA

Adjusted EBITDA represents EBITDA excluding discontinued operations. EBITDA is earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is presented here as a measure of liquidity because it can be used as an indication of a company’s ability to incur and service debt and is commonly used as an analytical indicator in our industry. Adjusted EBITDA measures presented may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is not a measurement presented in accordance with United States generally accepted accounting principles (GAAP), and we do not intend Adjusted EBITDA to represent cash flows from operations as defined by GAAP. Adjusted EBITDA should not be considered to be an alternative to cash flows from operations or any other items calculated in accordance with GAAP or an indicator of our operating performance.

UniSource Energy and TEP view Adjusted EBITDA, a non-GAAP financial measure, as a liquidity measure. The most directly comparable GAAP measure to Adjusted EBITDA is Net Cash Flows - Operating Activities.

Adjusted EBITDA and Net Cash Flows - Operating Activities

	UniSource Energy
	Three Months Ended March 31,
	2007	2006
	- Millions of Dollars -
Adjusted EBITDA (non-GAAP) (1)	$96	$116
Net Cash Flows - Operating Activities (GAAP)	$65	$52
Net Cash Flows - Investing Activities (GAAP)	$(41)	$(51)
Net Cash Flows - Financing Activities (GAAP)	$(33)	$(22)

	TEP
	Three Months Ended March 31,
	2007	2006
	- Millions of Dollars -
Adjusted EBITDA (non-GAAP) (1)	$77	$100
Net Cash Flows - Operating Activities (GAAP)	$50	$43
Net Cash Flows - Investing Activities (GAAP)	$(26)	$(37)
Net Cash Flows - Financing Activities (GAAP)	$(10)	$(21)

Reconciliation of Adjusted EBITDA to Cash Flows from Operations

	UniSource Energy
	Three Months Ended March 31,
	2007	2006
	- Millions of Dollars -
Adjusted EBITDA (non-GAAP) (1)	$96	$116
Amounts from the Income Statements:
Less: Income Taxes	4	14
Less: Total Interest Expense	35	37
Changes in Assets and Liabilities and Other Non-Cash Items	8	(13)
Net Cash Flows - Operating Activities (GAAP)	65	52
Net Cash Flows - Investing Activities (GAAP)	(41)	(51)
Net Cash Flows - Financing Activities (GAAP)	(33)	(22)
Net Decrease in Cash and Cash Equivalents (GAAP)	$(9)	$(21)

	TEP
	Three Months Ended March 31,
	2007	2006
	- Millions of Dollars -
Adjusted EBITDA (non-GAAP) (1)	$77	$100
Amounts from the Income Statements:
Less: Income Taxes	1	12
Less: Total Interest Expense	29	31
Changes in Assets and Liabilities and Other Non-Cash Items	3	(14)
Net Cash Flows - Operating Activities (GAAP)	50	43
Net Cash Flows - Investing Activities (GAAP)	(26)	(37)
Net Cash Flows - Financing Activities (GAAP)	(10)	(21)
Net Increase (Decrease) in Cash and Cash Equivalents
(GAAP)	$14	$(15)

(1) Adjusted EBITDA was calculated as follows:

	UniSource Energy
	Three Months Ended March 31,
	2007	2006
	- Millions of Dollars -
Net Income (GAAP)	$5	$17
Amounts from the Income Statements:
Less: Discontinued Operations - Net of Tax	-	(3)
Plus: Income Taxes	4	14
Total Interest Expense	35	37
Depreciation and Amortization	35	31
Amortization of Transition Recovery Asset	15	12
Depreciation included in Fuel and Other O&M Expense
(see Note 13 of Notes to Consolidated Financial Statements)	2	2
Adjusted EBITDA (non-GAAP)	$96	$116

	TEP
	Three Months Ended March 31,
	2007	2006
	- Millions of Dollars -
Net Income (GAAP)	$1	$17
Amounts from the Income Statements:
Plus: Income Taxes	1	12
Total Interest Expense	29	31
Depreciation and Amortization	29	26
Amortization of Transition Recovery Asset	15	12
Depreciation included in Fuel and Other O&M Expense
(see Note 13 of Notes to Consolidated Financial Statements)	2	2
Adjusted EBITDA (non-GAAP)	$77	$100

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

	As of March 31, 2007	As of December 31, 2006
	- Millions of Dollars -
Net Debt (non-GAAP)	$1,295	$1,335
Total Debt and Capital Lease Obligations (GAAP)	$1,417	$1,468

Reconciliation of Total Debt and Capital Lease Obligations to Net Debt

	As of March 31, 2007	As of December 31, 2006
	- Millions of Dollars -
Total Debt (GAAP)	$821	$821

Capital Lease Obligations	534	588
Current Portion - Capital Lease Obligations	62	59
Total Debt and Capital Lease Obligations (GAAP)	1,417	1,468

Investment in Lease Debt	(122)	(133)
Net Debt (non-GAAP)	$1,295	$1,335

Ratio of Earnings to Fixed Charges

The following table reflects the ratio of earnings to fixed charges for UniSource Energy and TEP:

	3 Months Ended	12 Months Ended
	March 31, 2007	March 31, 2007
UniSource Energy	1.25	1.58

TEP	1.06	1.64

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

UNISOURCE ENERGY CORPORATION (Registrant)
Date: May 8, 2007	/s/	Kevin P. Larson
Kevin P. Larson Senior Vice President and Principal Financial Officer

TUCSON ELECTRIC POWER COMPANY (Registrant)
Date: May 8, 2007	/s/	Kevin P. Larson
Kevin P. Larson Senior Vice President and Principal Financial Officer

EXHIBIT INDEX

12(a)	--	Computation of Ratio of Earnings to Fixed Charges - UniSource Energy.

12(b)	--	Computation of Ratio of Earnings to Fixed Charges - TEP.

15	--	Letter regarding unaudited interim financial information.

31(a)	--	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - UniSource Energy, by James S. Pignatelli.

31(b)	--	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - UniSource Energy, by Kevin P. Larson.

31(c)	--	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - TEP, by James S. Pignatelli.

31(d)	--	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - TEP, by Kevin P. Larson.

*32	--	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.