Form 10-Q
period 2007-06-30
UNISOURCE ENERGY CORP; TUCSON ELECTRIC POWER CO
filed 2007-08-08
CIK 941138, 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

At August 3, 2007, 35,318,116 shares of UniSource Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding.

At August 3, 2007, 32,139,435 shares of Tucson Electric Power Company’s common stock, no par value, were outstanding, all of which were held by UniSource Energy Corporation.

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

Other	57

DEFINITIONS

The abbreviations and acronyms used in the 2007 second quarter report on Form 10-Q are defined below:

1992 Mortgage	TEP’s Indenture of Mortgage and Deed of Trust, dated as of December 1, 1992, to The Bank of New York, successor trustee, as supplemented.
1992 Mortgage Bonds	Bonds issued under the 1992 Mortgage.
ACC	Arizona Corporation Commission.
AMT	Alternative Minimum Tax.
BMGS	Black Mountain Generating Station under development by UED.
Btu.	British thermal unit(s).
Capacity	The ability to produce power; the most power a unit can produce or the maximum that can be taken under a contract, measured in MWs.
Citizens	Citizens Communications Company.
Common Stock	UniSource Energy’s common stock, without par value.
Company or UniSource Energy	UniSource Energy Corporation.
Cooling Degree Days	An index used to measure the impact of weather on energy usage calculated by Subtracting 75 from the average of the high and daily low temperatures.
DSM	Demand side management.
Emission Allowance(s)	An allowance issued by the Environmental Protection Agency which permits emission of one ton of sulfur dioxide or one ton of nitrogen oxide. These allowances can be bought and sold.
Energy	The amount of power produced over a given period of time measured in MWh.
ESP	Energy Service Provider.
FAS 133	Statement of Financial Accounting Standards No. 133: Accounting for Derivative Instruments and Hedging Activities, as amended.
FERC	Federal Energy Regulatory Commission.
Fixed CTC	Competition Transition Charge of approximately $0.009 per kWh that is included in TEP’s retail rate for the purpose of recovering TEP’s $450 million TRA by December 31, 2008.
Four Corners	Four Corners Generating Station.
Global Solar	Global Solar Energy, Inc., a company that develops and manufactures thin-film photovoltaic cells. Millennium sold its interest in Global Solar in March 2006.
Heating Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting the average of the high and low daily temperatures from 65.
ICRA	Implementation Cost Regulatory Asset.
IRS	Internal Revenue Service.
kWh	Kilowatt-hour(s).
LIBOR	London Interbank Offered Rate.
Luna	Luna Energy Facility.
Mark-to-Market Adjustments	Forward energy sales and purchase contracts that are considered to be derivatives are adjusted monthly by recording unrealized gains and losses to reflect the market prices at the end of each month.
MEG	Millennium Environment Group, Inc., a wholly-owned subsidiary of Millennium, which manages and trades emission allowances and related financial instruments.
Millennium	Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UniSource Energy.
MMBtu	Million British Thermal Units.
MW	Megawatt(s).
MWh	Megawatt-hour(s).
Navajo	Navajo Generating Station.
PGA	Purchased Gas Adjuster, a retail rate mechanism designed to recover the cost of gas purchased for retail gas customers.

PPFAC	Purchased Power and Fuel Adjustment Clause.
PWMT	Pinnacle West Marketing and Trading.
REST	Renewable Energy Standard and Tariff.
RUCO	Residential Utility Consumer Office.
Rules	Retail Electric Competition Rules.
Salt River Project	A public power utility serving more than 900,000 customers in Phoenix, Arizona.
San Juan	San Juan Generating Station.
Settlement Agreement	TEP’s Settlement Agreement approved by the ACC in November 1999 that provided for electric retail competition and transition asset recovery.
SO2	Sulfur dioxide.
Springerville	Springerville Generating Station.
Springerville Coal Handling Facilities Leases	Leveraged lease arrangements relating to the coal handling facilities serving Springerville.
Springerville Common Facilities	Facilities at Springerville used in common with Springerville Unit 1 and Springerville Unit 2.
Springerville Common Facilities Leases	Leveraged lease arrangements relating to an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 1	Unit 1 of the Springerville Generating Station.
Springerville Unit 1 Leases	Leveraged lease arrangement relating to Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 2	Unit 2 of the Springerville Generating Station.
Springerville Unit 3	Unit 3 of the Springerville Generating Station.
SRP	Salt River Project Agricultural Improvement and Power District.
Sundt	H. Wilson Sundt Generating Station.
Sundt Unit 4	Unit 4 of the H. Wilson Sundt Generating Station.
TCRA	Transition Cost Regulatory Asset.
TEP	Tucson Electric Power Company, the principal subsidiary of UniSource Energy.
TEP Credit Agreement	Amended and Restated Credit Agreement between TEP and a syndicate of Banks, dated as of August 11, 2006.
TEP Revolving Credit Facility	Revolving credit facility under the TEP Credit Agreement.
Therm	A unit of heating value equivalent to 100,000 British thermal units (Btu).
TOU	Time of use.
TRA	Transition Recovery Asset, a $450 million regulatory asset established in TEP’s Settlement Agreement to be fully recovered by December 31, 2008.
Tri-State	Tri-State Generation and Transmission Association.
UED	UniSource Energy Development Company, a wholly-owned subsidiary of UniSource Energy, which engages in developing generation resources and other project development services and related activities.
UES
UniSource Energy Services, Inc., an intermediate holding company established to own the operating companies (UNS Gas and UNS Electric) which acquired the Citizens’ Arizona gas and electric utility assets in 2003.

UES Settlement Agreement	An agreement with the ACC Staff dated April 1, 2003, addressing rate case and financing issues in the acquisition by UniSource Energy of Citizens’ Arizona gas and electric assets.
UniSource Credit Agreement	Amended and Restated Credit Agreement between UniSource Energy and a syndicate of banks, dated as of August 11, 2006.
UniSource Energy	UniSource Energy Corporation.
UNS Electric	UNS Electric, Inc., a wholly-owned subsidiary of UES, which acquired the Citizens’ Arizona electric utility assets in 2003.
UNS Gas	UNS Gas, Inc., a wholly-owned subsidiary of UES, which acquired the Citizens’ Arizona gas utility assets in 2003.
UNS Gas/UNS Electric Revolver	Revolving credit facility under the Amended and Restated Credit Agreement among UNS Gas and UNS Electric as borrowers, UES as guarantor, and a syndicate of banks, dated as of August 11, 2006.

v

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
UniSource Energy Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of UniSource Energy Corporation and its subsidiaries (the Company) as of June 30, 2007, the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 30, 2007 and 2006, the condensed consolidated statement of changes in stockholders' equity and comprehensive income for the six-month period ended June 30, 2007, and the condensed consolidated statements of cash flows for the six-month period ended June 30, 2007 and 2006.  These interim financial statements are the responsibility of the Company’s management.

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
August 2, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of
Tucson Electric Power Company:

We have reviewed the accompanying condensed consolidated balance sheet of Tucson Electric Power Company and its subsidiaries (the Company) as of June 30, 2007, the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 30, 2007 and 2006, the condensed consolidated statement of changes in stockholders' equity and comprehensive income for six-month period ended June 30, 2007, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, of cash flows, of capitalization, of changes in stockholder's equity and comprehensive income for the year then ended (not present herein), and in our report dated February 26, 2007, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
August 2, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended			Six Months Ended
June 30,			June 30,
2007	2006		2007	2006
(Unaudited)			(Unaudited)
-Thousands of Dollars -			- Thousands of Dollars -
		Operating Revenues
$249,462	$247,387	Electric Retail Sales	$445,212	$430,056
44,525	31,867	Electric Wholesale Sales	93,290	88,554
22,850	25,720	Gas Revenue	84,960	88,535
12,935	10,417	Other Revenues	24,151	13,672
329,772	315,391	Total Operating Revenues	647,613	620,817

		Operating Expenses
72,208	69,143	Fuel	133,288	119,359
81,229	74,403	Purchased Energy	167,036	156,558
63,304	61,735	Other Operations and Maintenance	134,120	115,550
34,515	32,680	Depreciation and Amortization	68,981	63,437
19,219	17,279	Amortization of Transition Recovery Asset	34,205	29,121
12,166	12,360	Taxes Other Than Income Taxes	24,653	24,913
282,641	267,600	Total Operating Expenses	562,283	508,938
47,131	47,791	Operating Income	85,330	111,879

		Other Income (Deductions)
4,456	5,142	Interest Income	8,900	10,069
4,328	1,987	Other Income	5,643	3,622
(1,614)	(246)	Other Expense	(2,251)	(974)
7,170	6,883	Total Other Income (Deductions)	12,292	12,717

		Interest Expense
18,276	19,208	Long-Term Debt	36,265	37,892
16,126	18,526	Interest on Capital Leases	32,278	37,073
1,651	1,267	Other Interest Expense	3,412	2,573
(1,634)	(1,436)	Interest Capitalized	(3,029)	(3,348)
34,419	37,565	Total Interest Expense	68,926	74,190

19,882	17,109	Income from Continuing Operations before Income Taxes	28,696	50,406
8,076	7,111	Income Tax Expense	11,947	20,917

11,806	9,998	Income from Continuing Operations	16,749	29,489
-	-	Discontinued Operations - Net of Tax	-	(2,669)

$11,806	$9,998	Net Income	$16,749	$26,820

35,472	35,245	Weighted-average Shares of Common Stock Outstanding (000)	35,447	35,181

		Basic Earnings (Loss) per Share
$0.33	$0.28	Income from Continuing Operations	$0.47	$0.84
-	-	Discontinued Operations - Net of Tax	-	(0.08)
$0.33	$0.28	Net Income	$0.47	$0.76

		Diluted Earnings (Loss) per Share
$0.32	$0.28	Income from Continuing Operations	$0.46	$0.80
-	-	Discontinued Operations - Net of Tax	-	(0.07)
$0.32	$0.28	Net Income	$0.46	$0.73

$0.225	$0.21	Dividends Declared per Share	$0.45	$0.42

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
	-Thousands of Dollars-
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$461,510	$438,716
Cash Receipts from Electric Wholesale Sales	158,217	132,098
Cash Receipts from Gas Sales	114,813	115,687
Interest Received	10,068	11,705
Performance Deposits	(2,500)	5,083
Sale of Excess Emission Allowances	6,920	3,716
Income Tax Refunds Received	1,016	553
Other Cash Receipts	23,671	3,802
Fuel Costs Paid	(124,525)	(115,683)
Purchased Energy Costs Paid	(225,584)	(187,974)
Wages Paid, Net of Amounts Capitalized	(59,416)	(50,177)
Payment of Other Operations and Maintenance Costs	(80,292)	(68,156)
Capital Lease Interest Paid	(33,891)	(39,862)
Taxes Paid, Net of Amounts Capitalized	(74,971)	(72,089)
Interest Paid, Net of Amounts Capitalized	(34,830)	(33,724)
Income Taxes Paid	(17,823)	(12,312)
Net Cash Used by Operating Activities of Discontinued Operations	-	(2,710)
Excess Tax Benefit from Stock Options Exercises	(440)	(869)
Other Cash Payments	(2,497)	(2,826)
Net Cash Flows – Operating Activities	119,446	124,978

Cash Flows from Investing Activities
Capital Expenditures	(118,522)	(113,463)
Proceeds from Investment in Springerville Lease Debt	11,206	10,028
Proceeds from the Sale of Land	2,018	-
Return of Investment from Millennium Energy Business	10	4,743
Other Cash Receipts	2,467	2,178
Payments for Investment in Springerville Lease Equity	-	(48,025)
Sale of Subsidiary	-	16,000
Other Cash Payments	(2,657)	(1,487)
Investment in and Loans to Equity Investees	(366)	(3,876)
Net Cash Used by Investing Activities of Discontinued Operations	-	(46)
Net Cash Flows - Investing Activities	(105,844)	(133,948)

Cash Flows from Financing Activities
Payments on Capital Lease Obligations	(55,900)	(50,580)
Payments on Borrowings under Revolving Credit Facilities	(77,000)	(57,000)
Common Stock Dividends Paid	(15,878)	(14,715)
Repayments of Long-Term Debt	(3,000)	(2,500)
Proceeds from Borrowings under Revolving Credit Facilities	128,000	117,000
Proceeds from Stock Options Exercised	1,345	2,961
Excess Tax Benefit from Stock Options Exercises	440	869
Other Cash Receipts	4,940	6,507
Payment of Debt Issue/Retirement Costs	(285)	(140)
Other Cash Payments	(4,375)	(2,813)
Net Cash Flows - Financing Activities	(21,713)	(411)

Net Decrease in Cash and Cash Equivalents	(8,111)	(9,381)
Cash and Cash Equivalents, Beginning of Year	104,241	144,679
Cash and Cash Equivalents, End of Period	$96,130	$135,298

See Note 13 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS	- Thousands of Dollars -
Utility Plant
Plant in Service	$3,480,327	$3,410,638
Utility Plant under Capital Leases	702,337	702,337
Construction Work in Progress	178,344	135,431
Total Utility Plant	4,361,008	4,248,406
Less Accumulated Depreciation and Amortization	(1,539,091)	(1,492,842)
Less Accumulated Amortization of Capital Lease Assets	(508,701)	(495,944)
Total Utility Plant - Net	2,313,216	2,259,620

Investments and Other Property
Investments in Lease Debt and Equity	169,543	181,222
Other	68,794	66,194
Total Investments and Other Property	238,337	247,416

Current Assets
Cash and Cash Equivalents	96,130	104,241
Trade Accounts Receivable	108,660	124,789
Unbilled Accounts Receivable	60,873	58,499
Allowance for Doubtful Accounts	(17,701)	(16,859)
Materials and Fuel Inventory	81,208	73,628
Trading Assets - Derivative Instruments	16,619	26,387
Current Regulatory Assets	9,947	9,549
Deferred Income Taxes - Current	57,245	57,912
Income Taxes - Current	22,610	-
Interest Receivable - Current	7,202	7,782
Other	11,939	9,982
Total Current Assets	454,732	455,910

Regulatory and Other Assets
Transition Recovery Asset	67,421	101,626
Income Taxes Recoverable Through Future Revenues	32,061	34,749
Other Regulatory Assets	53,683	54,848
Other Assets	36,612	33,240
Total Regulatory and Other Assets	189,777	224,463

Total Assets	$3,196,062	$3,187,409

See Notes to Condensed Consolidated Financial Statements.

(Continued)

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
CAPITALIZATION AND OTHER LIABILITIES	- Thousands of Dollars -
Capitalization
Common Stock	$700,870	$697,426
Accumulated Deficit	(26,345)	(27,913)
Accumulated Other Comprehensive Loss	(18,405)	(15,364)
Common Stock Equity	656,120	654,149
Capital Lease Obligations	541,026	588,771
Long-Term Debt	1,186,170	1,171,170
Total Capitalization	2,383,316	2,414,090

Current Liabilities
Current Obligations under Capital Leases	62,100	59,090
Borrowing Under Revolving Credit Facilities	83,000	50,000
Current Maturities of Long-Term Debt	6,000	6,000
Accounts Payable	95,897	102,829
Income Taxes Payable	-	16,429
Interest Accrued	37,333	52,392
Trading Liabilities - Derivative Instruments	11,748	16,537
Accrued Taxes Other than Income Taxes	35,413	35,431
Accrued Employee Expenses	20,719	22,886
Customer Deposits	21,666	19,767
Current Regulatory Liabilities	12,018	10,707
Other	4,462	3,852
Total Current Liabilities	390,356	395,920

Deferred Credits and Other Liabilities
Deferred Income Taxes - Noncurrent	143,115	126,883
Pension and Other Post-Retirement Benefits	108,152	105,085
Regulatory Liability - Net Cost of Removal for Interim Retirements	88,399	85,394
Other Regulatory Liabilities	15,403	9,609
Other	67,321	50,428
Total Deferred Credits and Other Liabilities	422,390	377,399

Commitments and Contingencies (Note 7)

Total Capitalization and Other Liabilities	$3,196,062	$3,187,409

See Notes to Condensed Consolidated Financial Statements.

(Concluded)

UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

				Accumulated
	Common			Other	Total
	Shares	Common	Accumulated	Comprehensive	Stockholders'
	Issued*	Stock	Deficit	Loss	Equity
	(Unaudited)
	- Thousands of Dollars -

Balances at December 31, 2006	35,190	$697,426	$(27,913)	$(15,364)	$654,149

Adoption of FIN 48			696		696

Comprehensive Income (Loss):
2007 Year-to-Date Net Income	-	-	16,749	-	16,749

Unrealized Loss on Cash Flow Hedges
(net of $705 income taxes)	-	-	-	(1,076)	(1,076)

Reclassification of Unrealized Gain on
Cash Flow Hedges to Net Income
(net of $1,349 income taxes)	-	-	-	(2,057)	(2,057)

Total Comprehensive Income					13,616

Employee Benefit Obligations
Amortization of net actuarial loss and prior service cost
included in net periodic benefit cost
(net of $60 income taxes)				92	92

Dividends Declared	-		(15,877)		(15,877)
Shares Issued under Stock Compensation Plans	5				-
Shares Issued for Stock Options	80	1,345			1,345
Stock Award Compensation Expense		1,659			1,659
Tax Benefit Realized from Stock Options Exercised	-	440			440

Balances at June 30, 2007	35,275	$700,870	$(26,345)	$(18,405)	$656,120

* UniSource Energy has 75 million authorized shares of common stock.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended			Six Months Ended
June 30,			June 30,
2007	2006		2007	2006
(Unaudited)			(Unaudited)
- Thousands of Dollars -			- Thousands of Dollars -
		Operating Revenues
$209,400	$208,093	Electric Retail Sales	$369,352	$357,027
43,750	32,165	Electric Wholesale Sales	93,217	88,645
15,221	9,371	Other Revenues	25,431	12,772
268,371	249,629	Total Operating Revenues	488,000	458,444

		Operating Expenses
72,208	69,142	Fuel	133,288	119,358
39,162	29,845	Purchased Power	57,017	43,473
52,594	49,824	Other Operations and Maintenance	111,724	91,994
29,579	28,231	Depreciation and Amortization	58,641	54,732
19,219	17,279	Amortization of Transition Recovery Asset	34,205	29,121
10,189	10,353	Taxes Other Than Income Taxes	20,606	20,840
222,951	204,674	Total Operating Expenses	415,481	359,518
45,420	44,955	Operating Income	72,519	98,926

		Other Income (Deductions)
3,690	4,301	Interest Income	7,404	8,590
2,002	1,309	Other Income	2,753	2,374
(1,271)	(110)	Other Expense	(1,677)	(784)
4,421	5,500	Total Other Income (Deductions)	8,480	10,180

		Interest Expense
12,676	13,055	Long-Term Debt	25,115	25,704
16,120	18,525	Interest on Capital Leases	32,266	37,064
1,399	897	Other Interest Expense	2,958	1,866
(992)	(1,140)	Interest Capitalized	(1,867)	(2,761)
29,203	31,337	Total Interest Expense	58,472	61,873

20,638	19,118	Income Before Income Taxes	22,527	47,233
8,367	7,898	Income Tax Expense	9,435	19,426

$12,271	$11,220	Net Income	$13,092	$27,807

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
	-Thousands of Dollars-
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$380,576	$363,390
Cash Receipts from Electric Wholesale Sales	158,217	132,098
Interest Received	8,476	9,522
Sale of Excess Emission Allowances	6,920	3,716
Other Cash Receipts	22,060	2,617
Fuel Costs Paid	(124,525)	(115,683)
Purchased Power Costs Paid	(106,577)	(73,503)
Wages Paid, Net of Amounts Capitalized	(47,277)	(38,880)
Payment of Other Operations and Maintenance Costs	(74,181)	(59,782)
Capital Lease Interest Paid	(33,879)	(39,853)
Taxes Paid, Net of Amounts Capitalized	(54,389)	(51,645)
Interest Paid, Net of Amounts Capitalized	(24,264)	(21,834)
Income Taxes Paid	(16,017)	(10,675)
Other Cash Payments	(1,937)	(1,283)
Net Cash Flows – Operating Activities	93,203	98,205

Cash Flows from Investing Activities
Capital Expenditures	(82,397)	(81,635)
Payments for Investment in Springerville Lease Equity	-	(48,025)
Proceeds from Investment in Springerville Lease Debt	11,206	10,028
Proceeds from Sale of Land	642	-
Other Cash Payments	(2,325)	(1,004)
Other Cash Receipts	8	-
Net Cash Flows - Investing Activities	(72,866)	(120,636)

Cash Flows from Financing Activities
Proceeds from Borrowings under Revolving Credit Facility	105,000	105,000
Payments on Capital Lease Obligations	(55,854)	(50,538)
Payments on Borrowings under Revolving Credit Facility	(52,000)	(45,000)
Other Cash Receipts	4,727	9,197
Payment of Debt Issue/Retirement Costs	(271)	(140)
Other Cash Payments	(533)	(494)
Net Cash Flows - Financing Activities	1,069	18,025

Net Increase/(Decrease) in Cash and Cash Equivalents	21,406	(4,406)
Cash and Cash Equivalents, Beginning of Year	19,711	53,433
Cash and Cash Equivalents, End of Period	$41,117	$49,027

See Note 13 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS	- Thousands of Dollars -
Utility Plant
Plant in Service	$3,084,547	$3,035,494
Utility Plant under Capital Leases	701,631	701,631
Construction Work in Progress	112,259	92,125
Total Utility Plant	3,898,437	3,829,250
Less Accumulated Depreciation and Amortization	(1,482,337)	(1,446,229)
Less Accumulated Amortization of Capital Lease Assets	(508,345)	(495,634)
Total Utility Plant - Net	1,907,755	1,887,387

Investments and Other Property
Investments in Lease Debt and Equity	169,543	181,222
Other	33,878	30,161
Total Investments and Other Property	203,421	211,383

Current Assets
Cash and Cash Equivalents	41,117	19,711
Trade Accounts Receivable	90,326	97,512
Unbilled Accounts Receivable	48,302	35,115
Allowance for Doubtful Accounts	(16,493)	(16,303)
Intercompany Accounts Receivable	16,861	16,329
Materials and Fuel Inventory	70,920	63,629
Current Regulatory Assets	9,878	9,549
Income Tax Receivable	27,104	-
Deferred Income Taxes - Current	56,148	57,151
Interest Receivable - Current	7,202	7,782
Trading Assets - Derivative Instrument	3,735	15,447
Other	10,532	8,833
Total Current Assets	365,632	314,755

Regulatory and Other Assets
Transition Recovery Asset	67,421	101,626
Income Taxes Recoverable Through Future Revenues	32,061	34,749
Other Regulatory Assets	49,850	51,594
Other Assets	19,816	21,569
Total Regulatory and Other Assets	169,148	209,538

Total Assets	$2,645,956	$2,623,063

See Notes to Condensed Consolidated Financial Statements.

(Continued)

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
CAPITALIZATION AND OTHER LIABILITIES	- Thousands of Dollars -
Capitalization
Common Stock	$795,971	$795,971
Capital Stock Expense	(6,357)	(6,357)
Accumulated Deficit	(205,852)	(219,640)
Accumulated Other Comprehensive Loss	(18,301)	(15,260)
Common Stock Equity	565,461	554,714
Capital Lease Obligations	540,726	588,424
Long-Term Debt	821,170	821,170
Total Capitalization	1,927,357	1,964,308

Current Liabilities
Current Obligations under Capital Leases	62,006	58,999
Borrowing Under Revolving Credit Facility	83,000	30,000
Accounts Payable	69,455	69,019
Intercompany Accounts Payable	9,458	10,743
Income Taxes Payable	-	8,409
Interest Accrued	30,652	45,613
Accrued Taxes Other than Income Taxes	29,525	27,227
Accrued Employee Expenses	18,946	21,102
Trading Liabilities - Derivative Instruments	7,213	11,163
Other	16,310	14,278
Total Current Liabilities	326,565	296,553

Deferred Credits and Other Liabilities
Deferred Income Taxes - Noncurrent	166,523	155,253
Regulatory Liability - Net Cost of Removal for Interim Retirements	81,933	79,876
Pension and Other Post-Retirement Benefits	102,573	99,832
Other	41,005	27,241
Total Deferred Credits and Other Liabilities	392,034	362,202

Commitments and Contingencies (Note 7)

Total Capitalization and Other Liabilities	$2,645,956	$2,623,063

See Notes to Condensed Consolidated Financial Statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME

				Accumulated
		Capital		Other	Total
	Common	Stock	Accumulated	Comprehensive	Stockholder's
	Stock	Expense	Deficit	Loss	Equity
	(Unaudited)
	- Thousands of Dollars -

Balances at December 31, 2006	$795,971	$(6,357)	$(219,640)	$(15,260)	$554,714

Adoption of FIN 48			696		696

Comprehensive Income:
2007 Year-to-Date Net Income	-	-	13,092	-	13,092

Unrealized Gain on Cash Flow Hedges (net of $705 income taxes)	-	-	-	(1,076)	(1,076)

Reclassification of Unrealized Loss on Cash Flow Hedges to Net Income (net of $1,349 income taxes)	-	-	-	(2,057)	(2,057)

Employee Benefit Obligations Amortization of net actuarial loss and prior service cost included in net periodic benefit cost (net of $60 income taxes)				92	92

Total Comprehensive Income					10,051

Balances at June 30, 2007	$795,971	$(6,357)	$(205,852)	$(18,301)	$565,461

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

TEP, a regulated public utility, is UniSource Energy’s largest operating subsidiary and represented approximately 83% of UniSource Energy’s assets as of June 30, 2007.  TEP generates, transmits and distributes electricity to approximately 395,000 retail electric customers in a 1,155 square mile area in Southern Arizona.  TEP also sells electricity to other utilities and power marketing entities primarily located in the Western U.S.  In addition, TEP operates Springerville Unit 3 on behalf of Tri-State Generation and Transmission Association, Inc. (Tri-State).

UES holds the common stock of UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric).  UNS Gas is a gas distribution company with approximately 146,000 retail customers in Mohave, Yavapai, Coconino, and Navajo counties in Northern Arizona, as well as Santa Cruz County in Southeast Arizona.  UNS Electric is an electric transmission and distribution company with approximately 95,000 retail customers in Mohave and Santa Cruz counties.

Millennium invests in unregulated energy related businesses.  On March 31, 2006, UniSource Energy completed the sale of all of the capital stock of Global Solar, Inc. (Global Solar), Millennium’s largest subsidiary, to a third party.  See Note 11.

UED is facilitating the addition of a Springerville Unit 4 owned by Salt River Project (SRP) and the development of the Black Mountain Generating Station (a 90 MW combustion turbine facility).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

TEP RATES AND REGULATION

Future Implications of Discontinuing Application of FAS 71

Upon approval of the Settlement Agreement in 1999, TEP discontinued regulatory accounting under FAS 71 for its generation operations.  TEP continues to apply FAS 71 to its transmission and distribution operations.  TEP regularly assesses whether it can continue to apply FAS 71 to these operations.  If TEP stopped applying FAS 71, it would write-off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement.  Based on the regulatory asset balances, net of regulatory liabilities, at June 30, 2007, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary after-tax loss of approximately $47 million.  While regulatory orders and market conditions may affect cash flows, TEP’s cash flows would not be affected if TEP stopped applying FAS 71.

TEP Rate Proposal Filing

In April 2006, the ACC ordered that a procedure be established to allow for a review of:

•	the TEP Settlement Agreement and its effect on how TEP’s rates for generation services will be determined after December 31, 2008;
•	TEP’s proposed amendments to the TEP Settlement Agreement; and
•	Demand-Side Management (DSM), renewable energy standards (RES), and time of use tariffs (TOU).

In July 2007, as required by the ACC, TEP filed the following rate proposal methodologies to establish new retail rates for TEP beginning in January 2009:

(1)
Market-based generation and cost of service for transmission and distribution, showing a revenue deficiency of $172 million, reflecting an overall increase of approximately 22% over current retail rates.

(2)	Cost-of-service for generation, transmission and distribution showing a revenue deficiency of $181 million, reflecting an overall increase of approximately 23% over current retail rates.
(3)
Hybrid methodology with cost of service for generation, transmission and distribution. However, certain generation assets would be excluded from cost of service, showing a revenue deficiency of $117 million, reflecting an overall increase of approximately 15% over current retail rates.

Based on the TEP Settlement Agreement, TEP believes it is entitled to charge market-based generation service rates starting in 2009.

TEP Settlement Agreement

In 1999, the ACC approved the rules for the introduction of retail electric competition in Arizona (Rules), as well as the Settlement Agreement between TEP and certain customer groups related to the implementation of retail electric competition in Arizona.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

UNS GAS RATES AND REGULATION

Energy Cost Adjustment Mechanism: Purchased Gas Adjuster (PGA)

UNS Gas’ retail rates include a PGA mechanism intended to address the volatility of natural gas prices and allow UNS Gas to recover its actual commodity costs, including transportation, through a price adjustor.  All purchased gas commodity costs, including transportation, increase the PGA bank, a balancing account.  UNS Gas recovers these costs or returns amounts over-collected from/to ratepayers through a PGA mechanism.  The PGA mechanism includes the following two components:

(1)
The PGA factor, computed monthly, subject to limitations, equals a base cost of gas of $0.40 per therm, or $4.00 per MMBtu, plus the difference between the twelve month rolling weighted average cost of gas over the base cost.

(2)
When ACC-designated under- or over-recovery trigger points of $6.2 million and $4.5 million, respectively, are met, UNS Gas may request a PGA surcharge or credit with the goal of collecting or returning the amount deferred from or to customers over a period deemed appropriate by the ACC.

In June 2007, UNS Gas filed with the ACC its over-recovered balance and requested that the ACC address the proposed PGA mechanism in its general rate case filing rather than taking action on the over-recovered balance filing.  At June 30, 2007, UNS Gas had over recovered its costs by $12 million on an accrual (GAAP) basis (PGA bank), of which $11 million was on a billed basis. The PGA bank is shown on the balance sheet as Current Regulatory Liabilities.

Future Implications of Discontinuing Application of FAS 71

UNS Gas regularly assesses whether it can continue to apply FAS 71 to its regulated operations.  If UNS Gas stopped applying FAS 71, UNS Gas would write-off the related balance of its regulatory assets as an expense and write-off its regulatory liabilities as income on its income statement.  Based on the regulatory asset and liability balances, if UNS Gas had stopped applying FAS 71, it would have recorded an extraordinary after-tax gain of $9 million at June 30, 2007.  Discontinuing application of FAS 71 would not affect UNS Gas’ cash flows.

General Rate Case Filing

In July 2006, UNS Gas filed a general rate case (on a cost of service basis) with the ACC requesting a total rate increase of 7% to cover a revenue deficiency of $10 million.  This increase is necessary because of the growth in UNS Gas’ service territory and the related increase in capital expenditures and operating costs.

UNS Gas also requested modifications to its PGA mechanism to help address customer pricing issues posed by volatile gas prices, customer pricing that is inconsistent with the actual cost of gas, and the potential for over- or under-collections to result in the accumulation of large bank balances.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Hearings on this matter were held in April 2007 and UNS Gas expects the ACC to rule on its rate case in the second half of 2007.  Under the terms of the UES Settlement Agreement, new rates cannot go into effect before August 1, 2007.

UNS ELECTRIC RATES AND REGULATION

Energy Cost Adjustment Mechanism: Purchased Power Fuel Adjustment Clause (PPFAC)

UNS Electric’s retail rates include a PPFAC adjustor rate, which allows for a separate surcharge or surcredit to the base rate for delivered purchased power to collect or return under- or over-recovery of costs.  The ACC approved a PPFAC surcharge of $0.01825 plus a base rate of $0.05194 per kWh to recover transmission costs and the cost of the current full-requirements power supply agreement with PWMT.

At June 30, 2007, UNS Electric had over-recovered its costs by $7 million on an accrual (GAAP) basis, $1 million of which was on a billed basis.  This is shown on the balance sheet as Current Liabilities - Current Regulatory Liabilities.

Future Implications of Discontinuing Application of FAS 71

UNS Electric regularly assesses whether it can continue to apply FAS 71 to its regulated operations.  If UNS Electric stopped applying FAS 71, it would write-off the related balances of its regulatory assets as an expense and would write-off its regulatory liabilities as income on its income statement.  Based on the regulatory asset and liability balances, if UNS Electric had stopped applying FAS 71, it would have recorded an extraordinary after-tax gain of $10 million at June 30, 2007.  Discontinuing application of FAS 71 would not affect UNS Electric’s cash flows.

General Rate Case Filing

In December 2006, UNS Electric filed a general rate case (on a cost of service basis) with the ACC requesting a total rate increase of 5.5% to cover a revenue deficiency of $9 million.  The increase is necessary because of the growth in UNS Electric’s service territory and the related increase in capital expenditures and operating costs.

UNS Electric expects the ACC to rule on its rate case in late 2007 or early 2008.  Under the terms of the UES Settlement Agreement, new rates cannot go into effect before August 1, 2007.

UNS Electric also requested that a new PPFAC surcharge take effect when the current power supply agreement with PWMT expires in May 2008.

NOTE 3.  DEBT AND CREDIT FACILITIES

UNS GAS/UNS ELECTRIC REVOLVING CREDIT AGREEMENT

In August 2006, UNS Gas and UNS Electric amended their unsecured revolving credit agreement (the UNS Gas/UNS Electric Revolver).  The amendment reduced the interest rate payable on borrowings, increased the revolving credit facility to $60 million from $40 million, and extended the maturity from April 2008 to August 2011.  Either UNS Gas or UNS Electric may borrow up to a maximum of $45 million, so long as the combined amount borrowed does not exceed $60 million.  The ACC approved the increase in the amount and term of the UNS Gas/UNS Electric Revolver in March 2007.

NOTE 4.  BUSINESS SEGMENTS

Based on the way we organize our operations and evaluate performance, we have three reportable segments:

(1)	TEP, a vertically integrated electric utility business, is UniSource Energy’s largest subsidiary.
(2)	UNS Gas is a regulated gas distribution utility business.
(3)	UNS Electric is a regulated electric distribution utility business.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Reconciling adjustments consist of the elimination of intercompany activity.  During the three months ended June 30, 2007 and June 30, 2006, Millennium subsidiaries recorded revenue from transactions with TEP of $4 million.  During the six months ended June 30, 2007 and June 30, 2006 Millennium subsidiaries recorded revenue from transactions with TEP of $8 and $7 million, respectively.  TEP’s related expense is reported in Other Operations and Maintenance expense on its income statement.  Millennium’s revenue and TEP’s related expense are eliminated in UniSource Energy consolidation. Other significant reconciling adjustments include the elimination of investments in subsidiaries held by UniSource Energy and reclassifications of deferred tax assets and liabilities.

We disclose selected financial data for our reportable segments in the following table:

	Reportable Segments					UniSource
	TEP	UNS Gas	UNS Electric	Other	Reconciling Adjustments	Energy Consolidated
Income Statement			-Millions of Dollars-
Three months ended June 30, 2007:
Operating Revenues - External	$266	$23	$41	$-	$-	$330
Operating Revenues - Intersegment	2	-	-	4	(6)	-
Income (Loss) from Continuing Operations Before Income Taxes	21	(2)	3	(2)	-	20
Net Income (Loss)	12	(1)	2	(1)	-	12

Three months ended June 30, 2006:
Operating Revenues - External	$250	$26	$39	$-	$-	$315
Operating Revenues - Intersegment	-	-	-	4	(4)	-
Income (Loss) from Continuing Operations Before Income Taxes	19	(2)	2	(2)	-	17
Net Income (Loss)	11	(1)	1	(1)	-	10

Six months ended June 30, 2007:
Operating Revenues - External	$485	$86	$76	$-	$-	$647
Operating Revenues - Intersegment	3	-	-	8	(11)	-
Income (Loss) from Continuing Operations Before Income Taxes	23	6	3	(3)	-	29
Net Income (Loss)	13	3	2	(1)	-	17

Six months ended June 30, 2006:
Operating Revenues - External	$457	$90	$74	$-	$-	$621
Operating Revenues - Intersegment	1	-	-	7	(8)	-
Income (Loss) from Continuing Operations Before Income Taxes	47	6	3	(6)	-	50
Discontinued Operations - Net of Tax	-	-	-	(3)	-	(3)
Net Income (Loss)	28	3	2	(6)	-	27

Balance Sheet
Total Assets, June 30, 2007	$2,646	$244	$221	$1,024	$(939)	$3,196
Total Assets, December 31, 2006	2,623	253	195	1,038	(922)	3,187

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND TRADING ACTIVITIES

TEP INTEREST RATE SWAP

In June 2006, TEP entered into an interest rate swap to reduce the risk of unfavorable changes in variable interest rates related to changes in LIBOR.  The swap has the effect of converting approximately $36 million of variable rate lease payments for the Springerville Common Facilities Leases to a fixed rate through January 1, 2020.  The swap is designated as a cash flow hedge for accounting purposes.  The changes in interest payments related to changes in LIBOR were completely offset by the interest rate swap in the last half of 2006.  At June 30, 2007, the fair value of the loss position related to the swap was approximately $1 million and is recorded in Other Liabilities. The unrealized loss is recorded in Accumulated Other Comprehensive Income, a component of Common Stock Equity.  Amounts in Accumulated Other Comprehensive Income will be reclassified to Interest on Capital Leases over the term of the Springerville Common Facilities Leases.  At June 30, 2007, we expect less than $1 million to be reclassified into earnings over the next 12 months.

TEP FUEL AND POWER TRANSACTIONS

TEP enters into forward contracts to purchase or sell energy to supply retail customer needs, to take advantage of favorable market opportunities and to reduce exposure to energy price risk. In addition, TEP purchases all of its gas requirements at spot market prices.  To minimize price risk on these purchases, TEP enters into price swap agreements under which TEP purchases gas at fixed prices and simultaneously sells gas at spot market prices.

Depending on the transaction characteristics, TEP applies one of the following accounting treatments to its derivatives.

•
Normal Purchase and Sale - TEP enters into energy contracts for the physical delivery or sale of power to support its retail load requirements.  These contracts qualify as “normal sales and purchases” and are therefore not required to be marked-to-market.

•
Cash Flow Hedges - TEP enters into gas swap agreements and forward power contracts to hedge the cash flow risk associated with TEP’s summer load requirements and its forecasted excess generation. Changes in fair value of these instruments are recorded as unrealized gains and losses in Other Comprehensive Income. At June 30, 2007, the contracts accounted for as cash flow hedges will settle through the third quarter of 2010.  There were no gains or losses recognized in Net Income related to hedge ineffectiveness because all cash flow hedges are considered to be effective. Unrealized gains and losses are reclassified into earnings when the hedged transactions settle or terminate.

•
Mark-to-Market Transactions - The change in fair value (mark-to-market) of forward power contracts is recorded in Net Income. These derivatives include, but are not limited to, contracts for the purchase and sale of electricity with the intent of optimizing market opportunities, subject to specified risk parameters established and monitored by UniSource Energy’s Risk Management Committee.

The net unrealized gains and losses from TEP’s derivative activities were as follows:

    Cash Flow Hedges

Three Months Ended			Six Months Ended
June 30,			June 30,
2007	2006	2007	2006
-Millions of Dollars-
Gain (Loss) on Forward Power Sales & Purchases	$-	$-	$(1)	$2
Loss on Gas Price Swaps	(6)	(7)	(2)	(14)
Pre-Tax Loss Recorded in OCI	$(6)	$(7)	$(3)	$(12)
After Tax Loss on Cash Flow Hedges Recorded in OCI	$(4)	$(4)	$(2)	$(7)
Reclassification of Unrealized Gain on Cash Flow Hedges to Net Income	$-	$-	$3	$-

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Mark-to-Market Transactions

Three Months Ended			Six Months Ended
June 30,			June 30,
2007	2006	2007	2006
-Millions of Dollars-
Gain (Loss) on Forward Power Sales	$1	$1	$(8)	$1
Gain (Loss) on Forward Power Purchases	(1)	(2)	8	(1)
Pre-Tax Gain (Loss) Recorded in Earnings	$-	$(1)	$-	$-

The fair values of TEP’s fuel and power related derivative assets and liabilities were as follows:

	June 30, 2007		December 31, 2006
	Mark-to- Market Contracts	Cash Flow Hedges	Mark-to- Market Contracts	Cash Flow Hedges
		-Millions of Dollars-

Derivative Assets – Current	$2	$2	$9	$6
Derivative Liabilities – Current	(2)	(5)	(9)	(3)
Net Current Derivative Assets	$-	$(3)	$-	$3

Derivative Liabilities – Noncurrent	$-	$(1)	$-	$(1)

Amounts presented as Cash Flow Hedges, Derivative Assets – Current and Derivative Liabilities – Current, are expected to be reclassified into earnings within the next twelve months.

UNS ELECTRIC POWER SUPPLY TRANSACTIONS

The fair value of UNS Electric’s derivative asset was $9 million as of June 30, 2007 and $3 million as of December 31, 2006.  UNS Electric recorded net unrealized gains of $4 million in Other Regulatory Liabilities during the three months ended June 30, 2007 and $5 million during the six months ended June 30, 2007. For the three months and six months ended June 30, 2006, prior to receiving from the ACC an accounting order to record the unrealized gains and losses as a regulatory asset or a regulatory liability, UNS Electric recorded unrealized losses of less than $1 million in Other Comprehensive Income and unrealized gains of less than $1 million in Net Income.

In the second quarter of 2007, UNS Electric entered into derivative contracts to fix a floating gas index associated with its forward purchase power contracts.  As of June 30, 2007, the fair value of these instruments was $1 million (liability).  For the three months and six months ended June 30, 2007, UNS Electric recorded net unrealized losses of $1 million in Other Regulatory Assets.

MEG TRADING TRANSACTIONS

For each of the three and six months ended June 30, 2007, and comparable 2006 periods, MEG reported a net loss from trading activities of less than $1 million.

The fair values of MEG’s derivative assets and liabilities were as follows:

	June 30,	December 31,
	2007	2006
	-Millions of Dollars-
Trading Assets – Current	$13	$11
Trading Liabilities – Current	(4)	(5)
Net Current Trading Assets	$9	$6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6.  INCOME AND OTHER TAXES

INCOME TAXES

The differences between the income tax expense (benefit) and the amount obtained by multiplying pre-tax income by the U.S. statutory federal income tax rate of 35% were as follows:

	UniSource Energy
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		-Thousands of Dollars -

Federal Income Tax Expense at Statutory Rate	$6,956	$5,988	$10,044	$17,634
State Income Tax Expense, Net of Federal Deduction	915	787	1,320	2,326
Depreciation Differences (Flow Through Basis)	696	662	1,391	1,325
Amortization of Excess Deferred Income Tax	(64)	(180)	(129)	(180)
Tax Credits	(139)	(167)	(278)	(429)
Other	(288)	21	(401)	241
Total Federal and State Income Tax Expense Before Discontinued Operations	$8,076	$7,111	$11,947	$20,917

	TEP
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		-Thousands of Dollars -

Federal Income Tax Expense at Statutory Rate	$7,222	$6,691	$7,885	$16,532
State Income Tax Expense, Net of Federal Deduction	949	879	1,036	2,173
Depreciation Differences (Flow Through Basis)	696	662	1,391	1,325
Amortization of Excess Deferred Income Tax	(64)	(180)	(129)	(180)
Tax Credits	(139)	(167)	(278)	(429)
Other	(297)	13	(470)	5
Total Federal and State Income Tax Expense	$8,367	$7,898	$9,435	$19,426

The total Federal and State Income Tax Expense in the tables above are included in UniSource Energy and TEP’s income statements.

ADOPTION OF FIN 48

FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FAS 109 (FIN 48), issued July 2006, requires us to determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position.  Only tax positions that meet the “more-likely-than-not” threshold on a reporting date may be recognized in the financial statements. In May 2007, the Financial Accounting Standards Board issued a Staff Position on FIN 48 (FIN 48-1) to provide guidance as to when a tax position is effectively settled.  We consider this guidance.

As a result of adopting FIN 48 on January 1, 2007, TEP recorded an increase to beginning retained earnings of less than $1 million for the cumulative effect of applying FIN 48.  TEP estimates its net liability for uncertain tax positions is $7 million (reflects a $13 million uncertain tax liability and a $6 million uncertain tax receivable).  As a result of applying FIN 48, TEP reclassified the $7 million from a current income tax payable to a noncurrent liability.  For the three and six months ended June 30, 2007, there were no changes to the net unrecognized tax liability.  If

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TEP recognized the unrecognized tax benefit of $7 million at June 30, 2007, there would be no impact on TEP’s effective tax rate.

TEP and UniSource Energy recognize interest accrued related to income tax positions in interest expense and penalties, if any, in operating expense.  Tax years 2002 through 2006 are open under Federal, Arizona and New Mexico statutes.

OTHER TAX MATTERS

On its 2002 tax return, TEP filed for an automatic change in accounting method relating to the capitalization of indirect costs to the production of electricity and self-constructed assets.  We also used the new accounting method on the 2003 and 2004 returns for TEP, UNS Gas and UNS Electric.

In 2005, the Internal Revenue Service (IRS) issued a ruling which questions the ability of electric and gas utilities to use the new accounting method.  As a result, TEP, UNS Gas and UNS Electric amended their 2003 and 2004 tax returns to remove the benefit previously claimed using the new accounting method.   In December 2006, the IRS issued a final notice disallowing the use of the accounting method.  We filed a protest in March 2007 and have begun settlement discussions with the IRS.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

TEP  COMMITMENTS

In 2007, TEP entered into power supply agreements for the period June through September 2007.  Certain of these contracts are at a fixed price per MW and others are indexed to natural gas prices.  TEP estimates its minimum payments under these contracts to be $21 million based on natural gas prices as of June 30, 2007.

In May 2007, TEP entered into a pipeline capacity contract for the period May 2007 through April 2008.  TEP expects the reservation charges under this contract to approximate $3 million in 2007 and $1 million in 2008.

In July 2007, TEP entered into an agreement to purchase 75,000 tons of coal from the McKinley Mine for the period August to December 2007.  TEP estimates the minimum payments under this contract to be $2 million in 2007.

Termination of Power Purchases from Tri-State

Tri-State leases Springerville Unit 3, a 400 MW coal-fired generating facility at TEP’s existing Springerville Generating Station, from a financial owner.  TEP provides operating, maintenance and other services to Springerville Unit 3 under a 99-year operating agreement subject to cancellation by either party with 30 days notice.  TEP also agreed to purchase up to 100 MW of Tri-State system capacity for no more than five years beginning September 1, 2006.  In April 2007, Tri-State notified TEP of its intention to retain for its own usage all 100 MW available to TEP effective August 1, 2007 for the rest of the five-year term, terminating the purchase agreement.

UNS ELECTRIC COMMITMENTS

In 2006 and 2007, UNS Electric entered into various power supply agreements for periods of one to five years beginning in June 2008.  Certain of these contracts are at a fixed price per MW and others are indexed to natural gas prices.  UNS Electric estimates its future minimum payments under these contracts to be $36 million in 2008, $53 million in 2009, $31 million in 2010, $15 million in 2011, $8 million in 2012, and $8 million thereafter based on natural gas prices as of June 30, 2007.

UNS GAS COMMITMENTS

In June 2007, UNS Gas entered into a pipeline capacity agreement for the period March 2008 through February 2020.  UNS Gas’ annual demand charge under this contract approximates $1 million.

TEP CONTINGENCIES

Claims Related to San Juan Coal Company

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Postretirement Benefit Costs at Navajo Generating Station

Peabody contends that the Navajo Generating Station participants are responsible under the coal supply agreements for postretirement benefit costs payable to the coal supplier’s employees.  In 1996, SRP filed a lawsuit in Maricopa County Superior Court on behalf of the participants at Navajo Generating Station, including TEP, seeking declaratory judgment that the participants are not responsible for these costs.  The Navajo Generating Station participants and Peabody continue to discuss a potential settlement.  Based on our ownership in the Navajo Generating Station and information available to date, TEP estimates its share of the undiscounted obligation to be $3 million and will record additional fuel expense related to this claim of less than $0.5 million in 2007.  We expect resolution of this matter in 2007.

Environmental Reclamation at Remote Generating Stations

TEP currently pays on-going reclamation costs related to the coal mines which supply the remote generating stations, and it is probable that TEP will have to pay a portion of final reclamation costs upon mine closure.  When a reasonable estimate of final reclamation costs is available, the liability will be recognized as a cost of coal over the remaining term of the corresponding coal supply agreement.  TEP estimates its undiscounted final reclamation liability to be $47 million at the end of the useful lives of the generating stations, and the present value of TEP’s liability for final reclamation approximates $12 million at the expiration dates of the coal supply agreements in 2011 through 2017.

Amounts recorded for final reclamation are subject to various assumptions, such as estimating the costs of reclamation, estimating when final reclamation will occur, and the credit-adjusted risk-free interest rate to be used to discount future liabilities.  As these assumptions change, TEP will prospectively adjust the expense amounts for final reclamation over the remaining coal supply agreement term.  TEP does not believe that recognition of its final reclamation obligations will be material to TEP in any single year because recognition occurs over the remaining terms of its coal supply agreements.

TEP Wholesale Accounts Receivable and Allowances

TEP’s Accounts Receivable from Electric Wholesale Sales includes $16 million of receivables at June 30, 2007 and December 31, 2006 related to sales to the California Power Exchange (CPX) and the California Independent System Operator (CISO) in 2001 and 2000.  TEP’s Allowance for Doubtful Accounts on the balance sheet includes $13 million at June 30, 2007 and December 31, 2006 related to these sales.  There are several outstanding legal issues, complaints and lawsuits concerning the California energy crisis related to the FERC, wholesale power suppliers, Southern California Edison Company, Pacific Gas and Electric Company, the CPX and the CISO.  We cannot predict the outcome of these issues or lawsuits.  We believe, however, that TEP is adequately reserved for its transactions with the CPX and the CISO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RESOLUTION OF TEP CONTINGENCIES

Litigation and Claims Related to San Juan Generating Station

A third party filed a claim with the Environmental Protection Agency (EPA) that San Juan contaminated water resources as a result of disposing of fly ash in the surface mine pits adjacent to the generating station.  However, the EPA rejected this claim and no longer lists San Juan as a responsible party.  TEP owns 50% of San Juan Units 1 and 2, which equates to 19.8% of the total San Juan Generating Station.

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

NOTE 8.  EMPLOYEE BENEFITS PLANS

PENSION BENEFIT PLANS

TEP, UNS Gas and UNS Electric maintain noncontributory, defined benefit pension plans for substantially all regular employees and certain affiliate employees.  Benefits are based on years of service and the employee's average compensation.  TEP, UNS Gas and UNS Electric fund the plans by contributing at least the minimum amount required under IRS regulations. Additionally, we provide supplemental retirement benefits to certain employees whose benefits are limited by IRS benefit or compensation limitations.

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

COMPONENTS OF NET PERIODIC BENEFIT COST

The components of net periodic benefit costs were as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		-Millions of Dollars -

Components of Net Periodic Benefit Cost
Service Cost	$2	$2	$-	$-
Interest Cost	3	3	1	1
Expected Return on Plan Assets	(3)	(4)	-	-
Prior Service Cost Amortization	1	1	-	(1)
Recognized Actuarial Loss	-	1	-	1
Net Periodic Benefit Cost	$3	$3	$1	$1

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		-Millions of Dollars -

Components of Net Periodic Benefit Cost
Service Cost	$4	$4	$1	$1
Interest Cost	6	6	2	2
Expected Return on Plan Assets	(7)	(7)	-	-
Prior Service Cost Amortization	1	1	(1)	(1)
Recognized Actuarial Loss	1	2	-	1
Net Periodic Benefit Cost	$5	$6	$2	$3

NOTE 9.  SHARE-BASED COMPENSATION PLANS

Under the 2006 Omnibus Stock and Incentive Plan, the Compensation Committee of the UniSource Energy Board of Directors may issue various types of share-based compensation, including stock options, restricted shares/units, and performance shares.  The total number of shares which may be awarded under the Plan cannot exceed 2.25 million shares.  As of June 30, 2007, the total number of shares awarded under the 2006 Omnibus Stock and Incentive Plan was 0.5 million shares.

STOCK OPTIONS

On March 20, 2007, the Compensation Committee of the UniSource Energy Board of Directors granted 184,260 stock options to certain officers with an exercise price of $37.88 per share.   Stock options are granted with an exercise price equal to the fair market value of the stock on the date of grant, vest over three years, become exercisable in one-third increments on each anniversary date of the grant and expire on the tenth anniversary of the grant.  Compensation expense is recorded on a straight-line basis over the service period for the total award based on the grant date fair value of the options less estimated forfeitures.  For awards granted to retirement eligible officers, compensation expense is recorded immediately.  Certain stock option awards accrue dividend equivalents that are paid in cash on the earlier of the date of exercise of the underlying option or the date the option expires.  Compensation expense is recognized as dividends are paid.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the assumptions noted in the following table.  The expected term of options granted was estimated using a “simplified” method which considers the 3 year vesting period and the contractual term.  The

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

2007 Grant

Expected term (years)	6
Risk-free rate	4.4%
Expected volatility	20.2%
Expected dividend yield	2.4%
Weighted-average grant-date fair value of options granted	$8.13

A summary of stock option activity follows:

	Six Months Ended June 30, 2007
	Total Stock Options Outstanding		Non-Vested Stock Options
		Weighted		Weighted
		Average		Average
		Exercise		Grant Date
	Shares	Price	Shares	Value
Options Outstanding, December 31, 2006	1,388,328	$18.59	193,737	$7.38
Granted	184,260	$37.88	184,260	$8.13
Exercised (or Vested)	(80,324)	$16.74	(49,039)	$7.39
Forfeited	(234)	$12.28	-	-
Options Outstanding, June 30, 2007	1,492,030	$21.07	328,958	$7.80
Options Exercisable, June 30, 2007	1,163,072	$17.15

Weighted Average Remaining Contractual Life at June 30, 2007:				5.0 years
Weighted Average Remaining Contractual Life of Exercisable Shares at June 30, 2007				3.8 years

Exercise prices for stock options outstanding and exercisable as of June 30, 2007 are summarized as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$11.00 - $15.56	508,826	2.5 years	$14.31	508,826	$14.31
$16.78 - $18.84	588,540	4.5 years	$18.02	588,540	$18.02
$30.55 - $37.88	394,664	9.2 years	$34.35	65,706	$31.31

PERFORMANCE SHARES

On March 20, 2007, the Compensation Committee of the UniSource Energy Board of Directors granted 37,270 performance share awards (targeted shares) to certain officers at a grant date fair value of $35.56 per share (market price of $37.88 less the present value of expected dividends of $2.32).  The performance share awards will be paid out in shares of UniSource Energy Common Stock based on UniSource Energy’s performance over the performance period of January 1, 2007 through December 31, 2009.  The performance criteria specified in the awards is determined based on targeted UniSource Energy cumulative Diluted Earnings per Share and cumulative Cash Flow from Operations during the performance period.  The performance shares vest ratably over the performance period and any unearned awards are forfeited.  Compensation expense equal to the fair market value

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

on the grant date less the present value of expected dividends is recognized over the vesting period if it is probable that the performance criteria will be met.

During the three and six months ended June 30, 2006, 45,520 performance share awards (targeted shares) were granted to certain officers at a grant date fair value of $28.39 per share (market price of $30.55 less the present value of expected dividends of $2.16).

RESTRICTED STOCK UNITS

In the second quarter of 2007, the Compensation Committee of the UniSource Energy Board of Directors granted 17,858 stock units at a weighted average fair value of $37.30 per share to non-employee directors.  In 2006, we granted 15,529 stock unit awards to non-employee directors at a fair value of $30.59 per share on the grant date.  The restricted stock units vest in one year or immediately upon death, disability, or retirement.  In the January following the year the person stops being a Director, Common Stock shares will be issued for the vested stock units.

SHARE-BASED COMPENSATION EXPENSE (Stock Options, Performance Shares and Restricted Stock Units)

TEP recorded compensation expense of $1 million for the three and six months ended June 30, 2007 and 2006.  UniSource Energy recorded compensation expense of $1 million for the three months ended June 30, 2007 and for the three and six months ended June 30, 2006.  UniSource Energy recorded $2 million for the six months ended June 30, 2007.  We did not capitalize any share-based compensation costs.

At June 30, 2007, the total unrecognized compensation cost related to non-vested share-based compensation was $4 million, which will be recorded as compensation expense over the remaining vesting periods through March 2010. The total number of shares awarded but not yet issued, including target performance based shares, under the share-based compensation plans at June 30, 2007 was 1.6 million.

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

The following table shows the effects of potential dilutive common stock on the weighted average number of shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	- In Thousands -		- In Thousands -
Numerator:
Net Income	$11,806	$9,998	$16,749	$26,820
Assumed Conversion of Convertible Senior Notes – reduced interest expense (after-tax)	1,097	1,097	-	2,195
Adjusted Numerator	$12,903	$11,095	$16,749	$29,015

Denominator:
Weighted-average Shares of Common Stock Outstanding:
Common Shares Issued	35,251	35,051	35,232	34,989
Fully Vested Deferred Stock Units	221	194	215	192

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Total Weighted-average Shares of Common Stock Outstanding	35,472	35,245	35,447	35,181
Effect of Dilutive Securities:
Convertible Senior Notes	4,000	4,000	-	4,000
Options and Stock Issuable under Employee Benefit Plans and the Directors’ Plan	615	550	611	584
Total Shares	40,087	39,795	36,058	39,765

Stock options to purchase 0.2 million shares of Common Stock were outstanding during the three and six months ended June 30, 2007 and 2006 but were excluded from the computation of diluted EPS because the stock option’s exercise price was greater than the average market price of the Common Stock.  Additionally, for the six months ended June 30, 2007, 4 million potentially dilutive shares from the conversion of convertible Senior Notes and, a corresponding reduction of interest of expense (after-tax) of $2 million were excluded from the computation of diluted EPS because including such items would be anti-dilutive.

NOTE 11.  DISCONTINUED OPERATIONS – SALE OF GLOBAL SOLAR

On March 31, 2006, UniSource Energy sold all of the capital stock of Global Solar to a third party.  UniSource Energy received $16 million in cash as part of the transaction; a portion of the proceeds was used to satisfy $10 million of secured promissory notes held by a UniSource Energy subsidiary.  In addition to the cash purchase price, UniSource Energy received a ten-year option to purchase between 5% and 10% of the common stock of Global Solar.  The option is only exercisable after March 2013 or upon certain events including a sale of all or substantially all of the assets of Global Solar, a merger, a change of control transaction, an initial public offering of Global Solar common stock or the payment by Global Solar of dividends in excess of specified amounts.  For accounting purposes, no value was assigned to this repurchase option.

The following summarizes the amounts included in Discontinued Operations – Net of Tax for the six months ended June 30, 2006:

-Millions of Dollars-
Revenues from Discontinued Operations	$1

Loss from Discontinued Operations	$(4)
Loss on Sale of Discontinued Operations	(1)
Loss from Discontinued Operations Before Income Taxes	(5)
Income Tax Benefit	(2)
Discontinued Operations – Net of Tax	$(3)

NOTE 12.  NEW ACCOUNTING PRONOUNCEMENTS

The FASB recently issued the following Statements of Financial Accounting Standards (FAS) and FASB Staff Positions (FSP):

•
FSP FASB Interpretation (FIN) 39-1, issued April 2007, allows entities that are party to a master netting arrangement to offset the receivable or payable recognized upon payment or receipt of cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement.  Upon adoption of FSP FIN 39-1, an entity is required to make an accounting policy decision to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements.  FSP FIN 39-1 is effective January 1, 2008.  The effect of initially applying FSP FIN 39-1 must be recognized retrospectively as a change in accounting principle, unless impracticable to do so.  We are evaluating the impact of FSP FIN 39-1 on our financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•
FAS 157, Fair Value Measurement, issued September 2006, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  FAS 157 clarifies that the exchange price is the price in the principal market in which the reporting entity would transact for the asset or liability.  We are required to disclose inputs used to develop fair value measurements and the effect of any of our assumptions on earnings or changes in net assets for the period.  The provisions of FAS 157 will become effective January 1, 2008.  We are evaluating the impact of FAS 157 on our financial statements, and will incorporate these additional disclosure requirements in our financial statements for the quarter ending March 31, 2008.

•
FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, issued February 2007, provides companies with the option, at specified election dates, to measure certain financial assets and liabilities and other items at fair value, with changes in fair value recognized in earnings as those changes occur.  FAS 159 also establishes disclosure requirements that include displaying the fair value of those assets and liabilities for which the entity elects the fair value option on the face of the balance sheet and providing management’s reasons for electing the fair value option for each item.  The provisions of FAS 159 will become effective January 1, 2008.  We are evaluating the impact of FAS 159 on our financial statements, and will incorporate any additional disclosure requirements in our financial statements for the quarter ending March 31, 2008.

•
In the third quarter of 2006, the Pension Protection Act of 2006 (Pension Act) was signed into law, which will be effective January 1, 2008.  The new law will affect the manner in which many companies, including UniSource Energy and TEP, administer their pension plans.  The Pension Act requires companies to increase the funding of their pension plans, increase premiums to the Pension Benefit Guaranty Corporation for defined benefit plans, amend plan documents and provide additional disclosures in regulatory filings and to plan participants.  We are currently assessing the impact the Pension Act may have on our financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13.  SUPPLEMENTAL CASH FLOW INFORMATION

A reconciliation of Net Income to Net Cash Flows - Operating Activities follows:

	UniSource Energy
	Six Months Ended
	June 30,
	2007	2006
	-Thousands of Dollars-

Net Income	$16,749	$26,820
Adjustments to Reconcile Net Income
To Net Cash Flows
Discontinued Operations – Net of Tax	-	2,669
Depreciation and Amortization Expense	68,981	63,437
Depreciation Recorded to Fuel and Other O&M Expense	3,482	3,869
Amortization of Transition Recovery Asset	34,205	29,121
Net Unrealized Loss (Gain) on TEP Forward Electric Sales	7,940	(1,118)
Net Unrealized Loss (Gain) on TEP Forward Electric Purchases	(7,655)	970
Net Unrealized Loss on MEG Trading Activities	2,106	2,945
Amortization of Deferred Debt-Related Costs included in Interest Expense	1,927	2,343
Provision for Bad Debts	1,371	1,794
Deferred Income Taxes	20,582	10,701
Pension and Postretirement Expense	7,221	8,799
Pension and Postretirement Funding	(2,316)	(8,885)
Stock Based Compensation Expense	1,809	1,435
Excess Tax Benefit from Stock Option Exercises	(440)	(869)
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	13,226	(18,733)
Materials and Fuel Inventory	(7,580)	(2,969)
Over/Under Recovered Purchased Gas Cost	1,311	9,344
Accounts Payable	(6,932)	(16,143)
Interest Accrued	(2,822)	(2,035)
Income Tax Receivable/Payable	(25,661)	(2,775)
Accrued Taxes Other Than Income Taxes	(18)	724
Other	(8,040)	16,244
Net Cash Used by Operating Activities of Discontinued Operations	-	(2,710)
Net Cash Flows – Operating Activities	$119,446	$124,978

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

	TEP
	Six Months Ended
	June 30,
	2007	2006
	-Thousands of Dollars-

Net Income	$13,092	$27,807
Adjustments to Reconcile Net Income
To Net Cash Flows
Depreciation and Amortization Expense	58,641	54,732
Depreciation Recorded to Fuel and Other O&M Expense	2,749	3,266
Amortization of Transition Recovery Asset	34,205	29,121
Net Unrealized Loss (Gain) on TEP Forward Electric Sales	7,940	(1,118)
Net Unrealized Loss (Gain) on TEP Forward Electric Purchases	(7,655)	1,284
Amortization of Deferred Debt-Related Costs included in Interest	1,331	1,709
Pension and Postretirement Expense	6,342	7,961
Pension and Postretirement Funding	(2,484)	(6,559)
Stock Based Compensation Expense	1,409	1,133
Provision for Bad Debts	478	848
Deferred Income Taxes	16,234	7,247
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	(6,289)	(36,857)
Materials and Fuel Inventory	(7,291)	(2,756)
Accounts Payable	436	(2,816)
Interest Accrued	(2,724)	(2,197)
Income Tax Receivable/Payable	(22,412)	1,504
Accrued Taxes Other Than Income Taxes	2,298	2,363
Other	(3,097)	11,533
Net Cash Flows – Operating Activities	$93,203	$98,205

NOTE 14.  REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The UniSource Energy and TEP condensed consolidated financial statements as of June 30, 2007 and for the three- and six-month periods ended June 30, 2007 and 2006 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their reports (dated August 2, 2007) is included on pages 1 and 2.  The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UniSource Energy and its three primary business segments and includes the following:

•	outlook and strategies,
•	operating results during the second quarter and six months ended June 30, 2007 compared with the same periods in 2006,
•	factors which affect our results and outlook,
•	liquidity, capital needs, capital resources, and contractual obligations,
•	dividends, and
•	critical accounting estimates.

Management’s Discussion and Analysis should be read in conjunction with UniSource Energy and TEP’s 2006 Annual Report on Form 10-K and with the Comparative Condensed Consolidated Financial Statements, beginning on page 3, which present the results of operations for the three and six months ended June 30, 2007 and 2006.  Management’s Discussion and Analysis explains the differences between periods for specific line items of the Comparative Condensed Consolidated Financial Statements.

References in this report to “we” and “our” are to UniSource Energy and its subsidiaries, collectively.

UNISOURCE ENERGY CONSOLIDATED

OVERVIEW OF CONSOLIDATED BUSINESS

UniSource Energy is a holding company that has no significant operations of its own.  Operations are conducted by UniSource Energy’s subsidiaries, each of which is a separate legal entity with its own assets and liabilities.  UniSource Energy owns the outstanding common stock of TEP, UniSource Energy Services, Inc. (UES), Millennium Energy Holdings, Inc. (Millennium), and UniSource Energy Development Company (UED).  We conduct our business in three primary business segments – TEP, UNS Gas and UNS Electric.

TEP, an electric utility, has provided electric service to the community of Tucson, Arizona, for over 100 years.  UES was established in 2003, when it acquired the Arizona gas and electric properties from Citizens.  UES, through its two operating subsidiaries, UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric), provides gas and electric service to 30 communities in Northern and Southern Arizona.  These companies are regulated by the Arizona Corporation Commission (ACC).

Millennium has existing investments in unregulated businesses that represent 2% of UniSource Energy’s total assets as of June 30, 2007; no new investments are planned at Millennium.  UED facilitated the expansion of the Springerville Generating Station and is currently developing the Black Mountain Generating Station (BMGS), a gas turbine project in Northern Arizona that, subject to approval, is expected to provide energy to UNS Electric.

OUTLOOK AND STRATEGIES

Our financial prospects and outlook for the next few years will be affected by many competitive, regulatory and economic factors.  Our plans and strategies include the following:

•	Efficiently manage our generation, transmission and distribution resources and seek ways to control our operating expenses while maintaining and enhancing reliability and profitability;

•
Expand TEP’s portfolio of generating and purchased power resources, along with programs to expand renewable energy sources and demand side management,  to meet growing retail energy demand and respond to wholesale market opportunities;

•
Expand UNS Electric’s portfolio of generating and purchased power resources to substitute for the expiration of the full requirements contract with Pinnacle West Marketing and Trading (PWMT) and to meet growing retail energy demand;

•
Receive ACC approval of a rate increase for TEP, effective January 2009, that resolves the uncertainty surrounding TEP’s rates for generation service after 2008, while providing adequate revenues to cover the rising cost of serving its customers and preserving TEP’s benefits under the Settlement Agreement;

•	Receive ACC approval of rate increases for UNS Gas and UNS Electric to provide adequate revenues to cover the rising cost of providing service to their customers;

•	Enhance the value of existing generation assets by working with Salt River Project to support the construction of Springerville Unit 4;

•	Enhance the value of TEP’s transmission system while continuing to provide reliable access to generation for TEP and UNS Electric’s retail customers and market access for all generating assets;

•	Continue to develop synergies between UNS Gas, UNS Electric and TEP;

•	Improve capital structure; and

•	Promote economic development in our service territories.

To accomplish our goals, during 2007 we expect to spend the following amounts on capital expenditures:

	Actual Year-to-Date June 30, 2007	Estimate Full Year 2007
	-Millions of Dollars-
TEP	$82	$199
UNS Gas	11	33
UNS Electric	21	40
Other (1)	5	27
UniSource Energy Consolidated	$119	$299

(1) Represents capital expenditures by UED related to the 90 MW BMGS to be constructed in Kingman, Arizona, in UNS Electric’s service area.  The project is expected to be completed in 2008.

RESULTS OF OPERATIONS

Executive Overview

Three Months Ended June 30

UniSource Energy recorded income from continuing operations of $12 million in the second quarter of 2007 compared with $10 million in the second quarter of 2006.

The increase in UniSource Energy’s net income in the second quarter of 2007 is due to: the higher availability of TEP’s coal-fired generating plants; gains from the sale of excess SO2 allowances; the commencement of commercial operation of Springerville Unit 3 in August 2006; and proceeds from the sale of land.  TEP experienced mild weather in its service area compared with the same period last year which offset customer growth of 2%, leading to an increase in retail revenues of only $1 million. UniSource Energy’s second quarter 2007 net income was negatively impacted by higher coal-related fuel expenses at TEP and higher scheduled amortization of TEP’s Transition Recovery Asset (TRA).  Net income in the second quarter of 2006 was negatively impacted by a two-week unplanned outage at Springerville Unit 2, as well as outages at other coal-fired generating plants.

Six Months Ended June 30

UniSource Energy recorded income from continuing operations of $17 million in the first six months of 2007 compared with $29 million in the same period last year.

The decrease in UniSource Energy’s net income in the first six months of 2007 is due primarily to costs at TEP associated with planned coal plant outages that occurred mainly during the first three months of the year, mild weather during the second quarter and higher scheduled amortization of TEP’s TRA.  The scheduled maintenance outages put upward pressure on TEP’s operations and maintenance (O&M) costs and also limited wholesale sales opportunities.

On March 31, 2006, Millennium sold Global Solar for $16 million in cash and an option to purchase, under certain conditions, 5% to 10% of Global Solar in the future. In the first quarter of 2006, UniSource Energy recorded an after-tax loss of approximately $3 million related to the discontinued operations and disposal of Global Solar. See Other Non-Reportable Segments, Results of Operations, Discontinued Operations – Global Solar, below.

CONTRIBUTION BY BUSINESS SEGMENT

The table below shows the contributions to our consolidated after-tax earnings by our three business segments, as well as Other net income (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	-Millions of Dollars-		-Millions of Dollars-
TEP	$12	$11	$13	$28
UNS Gas	(1)	(1)	3	3
UNS Electric	2	1	2	2
Other (1)	(1)	(1)	(1)	(4)
Consolidated Net Income (Loss) from Continuing Operations	$12	$10	$17	$29
Discontinued Operations (2)	-	-	-	(2)
Consolidated Net Income (Loss)	$12	$10	$17	$27

(1) Includes: UniSource Energy parent company expenses; UniSource Energy parent company interest expense (net of tax) on the UniSource Convertible Senior Notes and on the UniSource Credit Agreement; and income and losses from Millennium investments.
(2) Relates to the discontinued operations and sale of Global Solar by Millennium on March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

UniSource Energy Consolidated Cash Flows

Six Months Ended June 30,	2007	2006
	-Millions of Dollars-
Cash provided by (used in):
Operating Activities	$ 119	$ 125
Investing Activities	(106)	(134)
Financing Activities	(22)	(-)

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

Balances as of August 3, 2007	Cash and Cash Equivalents		Borrowings under Revolving Credit Facility	Amount Available under Revolving Credit Facility
	-Millions of Dollars-
UniSource Energy stand-alone	$ 1		$ 20	$ 50
TEP	24		48	102
UNS Gas	22		-	45	(1)
UNS Electric	8		23	22	(1)
Other	24	(2)	NA	NA
Total	$ 79

(1) Either UNS Gas or UNS Electric may borrow up to a maximum of $45 million, but the total combined amount borrowed cannot exceed $60 million.
(2) Includes cash and cash equivalents at Millennium.

Executive Overview

Operating Activities

In the first six months of 2007, net cash flows from operating activities were $6 million lower than the same period in 2006.  The decline is primarily due to outages at TEP’s generating plants during the first three months of the year and mild weather that moderated retail kWh sales in TEP’s service territory during the second quarter of 2007.

Investing Activities

Net cash used for investing activities was $28 million lower in the first six months of 2007 compared with the same period in 2006.  In the first six months of 2006, TEP used $48 million to purchase lease equity related to Springerville Unit 1.  Also, UniSource Energy received $16 million in proceeds in the first half of 2006 related to the sale of Global Solar.  Capital expenditures were higher in the first six months of 2007 due to the construction of the Black Mountain Generating Station by UED.

Financing Activities

Net cash flows used for financing activities were $21 million higher in the first six months of 2007 compared with the same period in 2006, primarily due to lower net borrowings on revolving credit facilities and higher scheduled payments on capital lease obligations by TEP.

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

UniSource Energy Credit Agreement

The UniSource Credit Agreement consists of a $30 million term loan facility and a $70 million revolving credit facility and matures in 2011.  At June 30, 2007, there was $24 million outstanding under the term loan facility and $14 million outstanding under the revolving credit facility at a weighted average interest rate of 6.57%.

Convertible Senior Notes

UniSource Energy has outstanding $150 million of 4.50% Convertible Senior Notes due 2035.  Each $1,000 of Convertible Senior Notes is convertible into 26.6667 shares of our Common Stock at any time, representing a conversion price of approximately $37.50 per share of our Common Stock, subject to adjustment in certain circumstances.  The closing price of UniSource Energy’s Common Stock was $30.05 on August 3, 2007.

Guarantees and Indemnities

In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries.  We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis.  The most significant of these guarantees at June 30, 2007 were:

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

Contractual Obligations

There have been no significant changes in our contractual obligations or other commercial commitments from those reported in our 2006 Annual Report on Form 10-K, other than:

•
In July 2007, TEP entered into an agreement to purchase 75,000 tons of coal from the McKinley Mine during the remainder of 2007.  TEP estimates the minimum payments under this contract to be $2 million in 2007.

•	In June 2007, UNS Gas entered into a pipeline capacity contract for the period March 2008 through February 2020 with demand charges approximating $1 million annually.
•
In May 2007, TEP entered into a pipeline capacity contract for the period May 2007 through April 2008.  TEP expects the reservation charges under this contract to approximate $3 million in 2007 and $1 million in 2008.

•
In April 2007, TEP entered into power supply agreements for the period July through September 2007.  These contracts are indexed to natural gas prices.  TEP estimates its minimum payments under these contracts to be $21 million based on natural gas prices as of June 30, 2007.

•
In 2006 and in April 2007, UNS Electric entered into various power supply agreements for periods of one to five years beginning in June 2008.  Certain of these contracts are at a fixed price per MW and others are indexed to natural gas prices.  UNS Electric estimates its future minimum payments under these contracts to be $36 million in 2008, $53 million in 2009, $31 million in 2010, $15 million in 2011, $8 million in 2012, and $8 million thereafter based on natural gas prices as of June 30, 2007.

•
In April 2007, Tri-State Generation and Transmission Association (Tri-State) notified TEP that Tri-State is terminating its power sale agreement with TEP effective August 1, 2007 for the remainder of the five-year term. Under the agreement, Tri-State provided TEP with 100 MW of system capacity beginning September 1, 2006.
•	In 2007, UNS Gas entered into forward gas purchases with future minimum payments approximating $3 million for the remainder of 2007, $11 million in 2008, $11 million in 2009, and $6 million in 2010.
•
As a result of adopting FIN 48 on January 1, 2007, TEP estimates its net liability for uncertain tax positions is $7 million (reflects a $13 million uncertain tax liability and a $6 million uncertain tax receivable).  TEP estimates its liability for uncertain tax positions will be settled in 2009 or thereafter.

Dividends on Common Stock

The following table shows the dividends declared to UniSource Energy shareholders for 2007:

Declaration Date	Record Date	Payment Date	Dividend Amount Per Share of Common Stock
February 9, 2007	February 20, 2007	March 14, 2007	$0.225
May 11, 2007	May 23, 2007	June 15, 2007	$0.225

Income Tax Position

At June 30, 2007, UniSource Energy and TEP had, for federal and state income tax filing purposes: AMT Credit carryforward amounts of $48 million and $34 million, respectively; and a $37 million Capital Loss carryforward at UniSource Energy.

TUCSON ELECTRIC POWER COMPANY

RESULTS OF OPERATIONS

The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis.  The following discussion relates to TEP’s utility operations, unless otherwise noted.

Three Months Ended June 30

TEP recorded net income of $12 million in the second quarter of 2007 compared with $11 million in the same period last year.  The following factors contributed to the increase:

•    a $6 million increase in total operating revenues less fuel and purchased power expense due to the following:

•	a $1 million increase in retail revenues due to customer growth of 2% offset by a 14% reduction in cooling degree days (CDD);

•	a $6 million increase in other revenues due primarily to fees and reimbursements received from Tri-State for fuel and O&M costs related to Springerville Unit 3;

•
a $12 million increase in wholesale revenues due primarily to higher excess energy available to sell into the wholesale market.  Wholesale revenues in the second quarter of 2007 included $2 million of transmission revenues related to Springerville Unit 3; partially offset by:

•	a $9 million increase in purchased power expense due primarily to demand charges of $8 million related to the 100 MW purchased power contract with Tri-State that commenced in September 2006;

•
a $3 million increase in fuel expense.  Coal-related fuel expense increased $9 million due to a 9% increase in coal-fired generation and higher coal and rail expenses.  The higher use and availability of TEP’s coal-fired generating units led to a 21% decrease in gas-fired generating output and a $2 million decrease in gas-related fuel expense.  Also, TEP recorded fuel expenses related to the operation of Springerville Unit 3 of $1 million in the second quarter this year, compared with $6 million last year; TEP received reimbursement for these expenses from Tri-State.

Other factors impacting second quarter 2007 results include:

•
a $3 million increase in O&M expense due primarily to expenses related to Springerville Unit 3 that TEP incurred as the operator of the plant and for which TEP received reimbursement from Tri-State.  O&M expense in the second quarter of 2007 includes a pre-tax gain of $5 million related to the sale of excess SO2 Emission Allowances, compared with a pre-tax gain of $2 million in the same period last year; and

•	a $2 million increase in the amortization of TEP’s TRA.

In the second quarter of 2007, the net pre-tax benefit recognized by TEP related to Springerville Unit 3 for transmission revenues, operating fees and a reduction in its share of the common costs was $5 million.

Six Months Ended June 30

TEP recorded net income of $13 million in the first six months of 2007 compared with $28 million in the same period last year.  The following factors contributed to the decrease:

•	a $2 million increase in total operating revenues less fuel and purchased power expense due to the following:

•	a $12 million increase in retail revenues due to higher kWh sales in the first quarter driven by cool weather and customer growth of 2%;

•
a $5 million increase in wholesale revenues due primarily to an increase in excess energy available to sell into the wholesale market during the second quarter of 2007.  TEP experienced several planned and unplanned coal plant outages during the second quarter of 2006, which limited wholesale sales opportunities.  Wholesale revenues in the first six months of 2007 included $4 million of transmission revenues related to Springerville Unit 3; and

•	a $13 million increase in other revenues due primarily to fees and reimbursements received from Tri-State for fuel and O&M costs related to Springerville Unit 3, were offset by:

•	a $14 million increase in purchased power expense due primarily to the 100 MW purchased power contract with Tri-State that commenced in September 2006; and

•
a $14 million increase in fuel expense. Coal-related fuel expense increased $9 million due to higher coal-fired generation, as well as higher coal and rail costs.  Gas-related fuel expense increased $8 million due to the use of Luna, which was not operational during the first three months of 2006.   Also, TEP recorded fuel expenses related to the operation of Springerville Unit 3 of $2 million in the first six months of this year, compared with $6 million in the same period last year; TEP received reimbursement for these expenses from Tri-State.

Other factors impacting the results of the first six months of 2007 include:

•
a $20 million increase in O&M expense due in part to planned maintenance outages at San Juan Unit 2 and Springerville Unit 2 during the first quarter of 2007.  Other factors contributing to higher O&M include operating expenses at Luna, and $9 million of expenses related to Springerville Unit 3 that TEP incurred as the operator of the plant and for which TEP received reimbursement from Tri-State.  O&M expense in the first six months of 2007 includes a pre-tax gain of $7 million related to the sale of excess SO2 Emission Allowances, compared with a pre-tax gain of $4 million in the same period last year;

•	a $5 million increase in the amortization of TEP’s Transition Recovery Asset (TRA); and

•	a $4 million increase in depreciation and amortization due primarily to additions to plant in service.

In the first six months of 2007, the net pre-tax benefit recognized by TEP related to Springerville Unit 3 for transmission revenues, operating fees and a reduction in its share of the common costs was $9 million.

Utility Sales and Revenues

	Sales		Operating Revenue
Three Months Ended June 30,	2007	2006	2007	2006
	-Millions of kWh-		-Million of Dollars-
Electric Retail Sales:
Residential	999	1,012	$93	$94
Commercial	540	526	56	55
Industrial	596	586	43	43
Mining	244	228	12	11
Public Authorities	69	77	5	5
Total Electric Retail Sales	2,448	2,429	$209	$208
Electric Wholesale Sales Delivered:
Long-term Contracts	255	245	13	12
Other Sales	570	402	28	18
Transmission	-	-	4	2
Total Electric Wholesale Sales	825	647	45	32
Total Electric Sales	3,273	3,076	$254	$240

Weather Data:	2007	2006
Cooling Degree Days
Three Months Ended June 30,	465	543
10-Year Average for Three Months Ended June 30,	440	434

	Sales		Operating Revenue
Six Months Ended June 30,	2007	2006	2007	2006
	-Millions of kWh-		-Millions of Dollars-
Electric Retail Sales:
Residential	1,773	1,711	$158	$153
Commercial	955	915	98	95
Industrial	1,127	1,095	80	79
Mining	483	452	24	21
Public Authorities	122	130	9	9
Total Electric Retail Sales	4,460	4,303	$369	$357
Electric Wholesale Sales Delivered:
Long-term Contracts	540	538	27	26
Other Sales	1,120	1,131	60	59
Transmission	-	-	7	4
Total Electric Wholesale Sales	1,660	1,659	94	89
Total Electric Sales	6,120	5,962	$463	$446

Weather Data:	2007	2006
Cooling Degree Days
Six Months Ended June 30,	467	543
10-Year Average for Six Months Ended June 30,	441	434

Mark-to-Market Adjustments on Trading Activity

The table below summarizes the net unrealized gains (losses) on TEP’s forward sales and purchases of energy.  The net unrealized gain (loss) on forward sales and purchases of energy is presented on the income statement in wholesale revenues.  Amounts for 2007 are based on the market price of energy as of June 30, 2007.

	Three Months Ended June 30		Six Months Ended June 30,
	2007	2006	2007	2006
	-Millions-		-Millions-
Net Unrealized (Loss) Gain on Forward Sales of Energy	$1	$1	$(8)	$1
Net Unrealized (Loss) Gain on Forward Purchases of Energy	(1)	(2)	8	(1)
Net Unrealized Gain (Loss)	$-	$(1)	$-	$-

Operating Expenses

Fuel and Purchased Power Expense

TEP’s fuel and purchased power expense and energy resources for the three months ended June 30, 2007 and 2006 are shown in the table below.

	Generation and Purchased Power		Expense
Three Months Ended June 30,	2007	2006	2007	2006
	-Millions of kWh-		-Millions of Dollars-
Coal-Fired Generation
Four Corners	121	197	$2	$3
Navajo	326	300	6	4
San Juan	639	625	16	14
Springerville	1,385	1,201	23	20
Sundt Unit 4	197	126	6	3
Total Coal-Fired Generation	2,668	2,449	53	44
Gas-Fired Generation
Luna	184	202	11	10
Other Gas Units	66	114	7	10
Total Gas-Fired Generation	250	316	18	20
Solar and Other	3	3	-	-
Total Generation (1)	2,921	2,768	71	64
Total Purchased Power	629	554	40	33
Total Resources	3,550	3,322	$111	97
Less Line Losses and Company Use	(277)	(238)
Total Energy Sold	3,273	3,084

 (1) Fuel expense in the second quarters of 2007 and 2006 excludes $1 million and $6 million, respectively, related to Springerville Unit 3; these expenses are reimbursed by Tri-State and recorded in Other Revenue.

Coal-fired generation increased 219,000 MWh, or 9%, compared with the second quarter of 2006, due primarily to higher plant availability.  In the second quarter of 2006, there was a two-week unplanned outage at Springerville Unit 2, as well as planned outages at Springerville Unit 1 and Sundt Unit 4.  Coal-related fuel expense was $9 million higher than the second quarter of 2006 due to higher generating output and higher coal and rail costs.  See Coal Supply, below.

Gas-fired generation decreased by 66,000 MWh, and gas-related fuel expense was $2 million lower than the second quarter of 2006 due to higher availability of TEP’s coal-fired plants.

Power purchases increased 14% compared with the second quarter of 2006, leading to a $7 million increase in purchased power expense.  The higher purchased power volume and expense is due primarily to the 100 MW purchased power agreement between TEP and Tri-State.
	Generation and Purchased Power		Expense
Six Months Ended June 30,	2007	2006	2007	2006
	-Millions of kWh-		-Millions of Dollars-
Coal-Fired Generation
Four Corners	300	403	$5	$6
Navajo	617	579	10	8
San Juan	1,131	1,259	28	28
Springerville	2,803	2,728	47	45
Sundt Unit 4	361	279	12	6
Total Coal-Fired Generation	5,212	5,248	102	93
Gas-Fired Generation
Luna	350	225	20	10
Other Gas Units	80	125	9	11
Total Gas-Fired Generation	430	350	29	21
Solar and Other	5	5	-	-
Total Generation (1)	5,647	5,603	131	114
Purchased Power	953	797	57	46
Total Resources	6,600	6,400	$188	$160
Less Line Losses and Company Use	(480)	(425)
Total Energy Sold	6,120	5,975

(1) Fuel expense in the first six months of 2007 and 2006 excludes $2 million and $6 million, respectively, related to Springerville 3; these expenses are reimbursed by Tri-State and recorded in Other Revenue.

Coal-fired generation decreased 36,000 MWh, or 1%, compared with the first six months of 2006, due primarily to several planned outages during the first three months of 2007.  As a result of the outages, TEP used Luna to help offset the amount of purchased power needed to replace the lost coal-fired capacity.  Despite lower output from TEP’s coal-fired generating units, total coal-related fuel expense was $9 million, or 10% higher than the same period last year, due primarily to higher coal and rail costs at Sundt Unit 4 and higher mining costs at San Juan and Navajo.  See Coal Supply, below.

Gas-fired generation increased by 80,000 MWh, and gas-related fuel expense was $8 million higher than the first six months of 2006 due to lower coal-plant generating output.

The lower availability of TEP’s coal plants in the first quarter of this year and energy purchased from Tri-State under a purchased power agreement contributed to an increase in power purchases of 156,000 MWh, or 20%, compared with the first six months of last year.  Purchased power expense increased by $11 million as a result of the higher purchase volumes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	-cents per kWh-		-cents per kWh-
Coal	1.99	1.80	1.96	1.77
Gas*	7.20	6.41	6.74	6.48
All fuels	2.43	2.32	2.32	2.04
Purchased Power	6.36	5.96	5.98	5.77

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

TEP Rate Proposal Filing

Beginning in May 2005, TEP filed a series of pleadings requesting the ACC to resolve the uncertainty surrounding the methodology that will be applied to determine TEP’s rates for generation service after 2008.  TEP filed the pleadings in response to the Arizona Court of Appeals’ ruling related to retail competition and market pricing and a lack of agreement as to the interpretation of the Settlement Agreement by a number of participants in TEP’s rate proceedings.  TEP believes that the Settlement Agreement contemplated market based rates for generation service after 2008.  See Competition, above, for information regarding the 2004 court ruling.

In accordance with an ACC order in this proceeding, TEP filed three rate proposal methodologies with the ACC to establish new rates for TEP when the existing rate increase moratorium of the Settlement Agreement is lifted on January 1, 2009.  TEP has requested the rate proposal proceeding be concluded within 18 months in order for a rate increase to be effective no later than January 1, 2009.   At this time, TEP cannot predict which, if any, of the proposed methodologies will be adopted by the ACC or when the ACC will issue its final order.

As part of this proceeding, all of TEP’s legal rights and claims arising out of the Settlement Agreement and the decision approving the Settlement Agreement are fully preserved.

Market Methodology

This methodology would determine transmission and distribution rates using cost-of-service principles. Rates for generation service would be determined by using the market-based proxy, the Market Generation Credit (MGC), which was developed pursuant to the Settlement Agreement and approved by the ACC.

TEP’s rate base under this methodology would include an Implementation Cost Regulatory Asset (ICRA) of $14 million amortized over four years to reflect a portion of the costs of TEP’s transition to retail competition under the Settlement Agreement.  Under this methodology, transmission and ancillary service rates would reflect the rates in TEP’s FERC-approved Open Access Transmission Tariff (OATT) and TEP’s service area would remain open to direct access retail competition.

If adopted, it is projected that the Market Methodology would result in an overall increase of approximately 22% over current rates.

Cost-of-Service Methodology

This methodology would determine transmission, distribution and generation rates using cost-of-service principles.

TEP’s rate base under this methodology would include an ICRA of $47 million (including the $14 million described in the Market Methodology) amortized over four years to reflect the total costs of TEP’s transition to retail competition under the Settlement Agreement, in addition to a Termination Cost Regulatory Asset (TCRA) of $788

million to be recovered over 10 years for the economic burden shouldered by TEP under the Settlement Agreement, assuming TEP is not permitted to charge market rates for generation service beginning in 2009.

Under this methodology, a Purchased Power and Fuel Adjustor Clause (PPFAC) will be implemented.  In addition, the costs of the Luna Energy Facility (Luna) would be included in the PPFAC at $7 per KW-month for capacity plus the cost of fuel; Springerville Unit 1 would be included in base rates at its market value of $25.67 per kW-month; transmission and ancillary service rates would reflect TEP’s OATT rate; and the exclusivity of TEP’s Certificate of Convenience and Necessity would be restored.

If adopted, it is projected that the Cost-of-Service Methodology would result in an overall increase of approximately 23% over current rates.

Hybrid Methodology

This methodology would utilize a hybrid ratemaking approach whereby TEP’s transmission, distribution and generation rates would be established by cost-of-service principles in the Cost-of-Service Methodology described above including the PPFAC and $47 million ICRA, however certain generation assets would be excluded from cost-of-service ratemaking.  The Hybrid Methodology does not include the TCRA.

The excluded generation assets consist of TEP’s interest in Navajo Generating Station Units 1, 2 and 3  and its interest in Four Corners Generating Station Units 4 and 5 (the “Excluded Generation Assets”).  TEP’s share of the generating capacity at Navajo and Four Corners is approximately 278 MW. The Excluded Generation Assets would be dedicated to wholesale market transactions.

Under this methodology, transmission and ancillary service rates would reflect TEP’s OATT rate and TEP’s service area would be open to direct access retail competition for customers with at least 3 MW of load.

If adopted, it is projected that the Hybrid Methodology would result in an overall increase of approximately 15% over current rates.

Regulatory Assets

In the Cost-of-Service Methodology, the $788 million TCRA consists of foregone revenues under the rate freeze, along with carrying costs on the accumulated balance.  The foregone revenues are based on the annual retail revenue deficiency of $111 million for the test year ended December 31, 2003, identified by TEP in the 2004 rate review docket.  A separate charge of 1.26 cents/kWh represents the average retail rate TEP believes to be necessary to fully recover the TCRA over an estimated ten year time period.

In each of the three Methodologies, TEP is seeking to include the ICRA in rate base to be amortized over four years.  The $14 million ICRA in the Market Methodology represents costs previously authorized by the ACC for deferral, while the $47 million ICRA in the Cost-of- Service and Hybrid Methodologies represents the total costs (excluding foregone revenues) incurred by TEP to transition to electric competition.

Purchased Power and Fuel Adjustment Clause

TEP does not currently have in place a PPFAC.  TEP is proposing a PPFAC that would reflect a forward-looking estimate of fuel and purchased power costs.  A PPFAC is included in both the Cost-of-Service and Hybrid Methodologies.

The PPFAC is proposed to be structured as follows:

Forward Component.  This component would be based on the difference between the forecasted fuel and purchased power costs for the following year and the amount recovered through base rates.  For example, forecasts for fuel and purchased power in 2010 would be used to establish the PPFAC Forward Component for 2010 as compared with the base cost of power included in rates.

True-Up Component. This component would reflect the difference between actual fuel and purchase power costs  with the amount TEP collected through both base rates and the PPFAC rate in a given year.  If actual costs were above (below) what was collected, the True-Up Component would be charged (credited) to the PPFAC rate for the subsequent year.

TEP’s proposal assumes the Base Cost of Fuel and Purchased Power for 2009 is based on forward market conditions for 2009, resulting in a PPFAC rate for 2009 of zero.  The PPFAC mechanism would be used to set the PPFAC for 2010 and subsequent years.

In the Cost-of-Service Methodology, TEP would credit 90% of short-term wholesale revenues against fuel and purchased power costs.  In the Hybrid Methodology, TEP would credit 100% of short-term wholesale revenues against these costs.

Rate Methodology Summary

The tables below summarize the major components for each of the rate methodologies, which are all based on a test year ending December 31, 2006.  All Methodologies reflect a pro forma capital structure of 45% equity and 55% debt, as well as a 10.75% return on equity, a 6.39% cost of debt and an 8.35% weighted average cost of capital.

	Market	Cost of Service	Hybrid
Rate increase over current rates	22%	23%	15%
Annual revenue increase	$172 million	$181 million	$117 million
Original cost rate base	$540 million	$983 million	$921 million
Fair value rate base*	$777 million	$1.42 billion	$1.31 billion
Rate base composition	Distribution and Local Generation assets	Distribution and Generation assets	Distribution and Generation assets (excluding Navajo and Four Corners)
TCRA	N/A	$788 million; not included in rate base	N/A
ICRA	$14 million included in rate base	$47 million included in rate base	$47 million included in rate base
PPFAC	N/A	Yes	Yes
*Fair value rate base as traditionally calculated by the ACC

Demand-Side Management Portfolio and Renewable Energy Action Plan
TEP filed Demand-Side Management Portfolio and Renewable Energy Action Plan information in separate dockets as ordered by the ACC.  TEP is requesting that appropriate cost recovery mechanisms be established in this rate proposal proceeding so that TEP may recover its costs associated with those programs in a timely manner.  TEP is also requesting that the cost recovery mechanisms be in place prior to the implementation of any plans.

Fixed Competition Transition Charge
According to a May 8, 2007 order of the ACC, TEP’s current Standard Offer rates shall  remain at their current level, including continued collection of the Fixed Competition Transition Charge (Fixed CTC) ($0.009 per kWh), until the effective date of a final order in the rate proposal proceeding.  The incremental revenue collected as a result of retaining the Fixed CTC after it would otherwise terminate, shall accrue interest and shall be subject to refund or credit or other such mechanism to protect customers, as determined in the rate proposal docket.

The Fixed CTC would otherwise terminate when the TRA balance is amortized to zero (approximately May 2008).  From January 1, 2008 to approximately May 31, 2008, TEP expects to record Fixed CTC revenues of approximately $30 million and amortization expense of approximately $26 million related to the TRA.  After the expiration of the Fixed CTC, TEP does not expect to record any similar revenues or expense until or unless the ACC issues a final order that authorizes TEP to retain any incremental revenues.

TEP has proposed a full refund of these “true up” revenues over a 12-month period under the Market Methodology.  Under the Cost-of-Service and Hybrid Methodologies, TEP proposes other credits and offsets to be provided to customers in lieu of a refund.

Renewable Energy Standard and Tariff

On June 15, 2007, the Arizona Attorney General certified the Renewable Energy Standard and Tariff rules (REST) approved by the ACC in November 2006.  The REST rules require TEP and other affected utilities to generate or purchase at least 15% of their total annual retail energy requirements from renewable energy technologies by 2025, with smaller amounts required in earlier years starting with when the REST tariff submitted by an affected utility is approved by the ACC.   The REST rules provide for recovery of above market costs a utility incurs in providing the renewable energy.   TEP must file a proposed Renewable Energy Implementation Plan and Tariff with the ACC within 60 days after the August 14, 2007 effective date.  The REST tariff and implementation plan are subject to ACC approval.

Market Prices

The average market price for around-the-clock energy based on the Dow Jones Palo Verde Index was higher in the second quarter and first six months of 2007 compared with the same periods last year, while the average price for natural gas based on the Permian Index was also higher.  We cannot predict whether changes in various factors that influence demand and supply will cause prices to change for the remainder of 2007.

Average Market Price for Around-the-Clock Energy	$/MWh
Quarter ended June 30, 2007	$55
Quarter ended June 30, 2006	45

Six months ended June 30, 2007	$52
Six months ended June 30, 2006	47

Average Market Price for Natural Gas	$/MMBtu
Quarter ended June 30, 2007	$6.59
Quarter ended June 30, 2006	5.55

Six months ended June 30, 2007	$6.46
Six months ended June 30, 2006	6.34

In addition to energy from its coal-fired facilities, TEP typically uses purchased power, supplemented by generation from its gas-fired units, to meet the summer peak demands of its retail customers.  Some of these purchased power contracts are price indexed to natural gas prices.  Short-term and spot power purchase prices are also closely correlated to natural gas prices.  Due to its increasing seasonal gas and purchased power usage, TEP hedges a portion of its total natural gas exposure from plant fuel and gas-indexed purchased power with fixed price contracts for a maximum of three years.  TEP currently has approximately 70% of this exposure hedged for the remainder of the summer peak period through October 2007.  TEP obtains its remaining gas fuel needs and purchased power in the spot and short-term markets.

The market price of energy may also affect TEP’s wholesale revenues.  TEP commits to future sales of energy as part of its ongoing efforts to hedge its excess generation based on projected generation capability, forward prices and generation costs.

In April 2007, TEP amended and restated its agreement to sell power to the Navajo Tribal Utility Authority (NTUA).  The terms of the new agreement began July 1, 2007 and include an extension of the expiration date from 2009 to the end of 2015.  The new agreement increases the cost of energy by approximately 10% to 15% to NTUA beginning July 1, 2007 and includes annual price escalators through 2015.  Starting in 2010, 50% of NTUA’s summer energy will be priced at spot market power indices.  During 2006, TEP sold approximately 250,000 MWh to NTUA.

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

Coal Supply

For 2007, we expect TEP’s total coal-related fuel expense to increase by approximately $19 million, or 10%, due to: higher coal and transportation prices at Sundt Unit 4; increased mining costs at San Juan; higher expected generating output from TEP's coal-fired plants; and cost increases at TEP’s other coal-fired plants.

In December 2006, TEP entered into agreements for the purchase and transportation of coal to Sundt Unit 4 through 2008.  The price per ton of coal, including transportation, increased approximately 70% under the agreements.  Based on these new agreements, and higher generating output, we expect coal-related fuel expense at Sundt Unit 4 to increase by $11 million in 2007.

Emission Allowances

TEP has SO2 Emission Allowances in excess of what is required to operate its generating units.  The excess results primarily from a higher removal rate of SO2 emissions at Springerville Units 1 and 2 following recent upgrades to environmental plant components and related changes to plant operations.  From time to time, TEP will sell a portion of its excess SO2 Emission Allowances.  The table below summarizes sales of SO2 Emission Allowances made in 2006 and the first six months of 2007, and forward sales as of June 30, 2007.

Delivery	Allowances Sold	Pre-tax Gain
2006		-Millions-
1st Quarter	2,500	$ 2
2nd Quarter	2,500	2
3rd Quarter	5,000	3
Total 2006	10,000	$ 7

2007
1st Quarter	2,500	$ 2
2nd Quarter	7,500	5
3rd Quarter	2,500	2
4th Quarter	2,500	2
Total 2007	15,000	$11

In addition to the allowances contracted to be sold for the remainder of 2007, TEP expects to have approximately 20,000 excess SO2 Emission Allowances available for sale through 2009.

LIQUIDITY AND CAPITAL RESOURCES

TEP Cash Flows & Liquidity Outlook

During 2007, TEP expects to generate sufficient internal cash flows to fund most of its construction expenditures as well as operating activities, required debt maturities, and dividends to UniSource Energy.  Cash flows may vary during the year, with cash flow from operations typically the lowest in the first quarter and highest in the third quarter due to TEP’s summer peaking load.   As a result of the varied seasonal cash flow, TEP will use, as needed, its revolving credit facility to fund its business activities.  Furthermore, TEP may issue long-term debt or receive capital contributions from UniSource Energy to help fund its increasing capital expenditures.  The need for external funding beyond 2008 sources is partially dependent on the outcome of TEP’s rate proceedings.

The table below shows TEP’s net cash flows after capital expenditures, scheduled debt payments and payments on capital lease obligations which are paid at the beginning of January and July:

Six Months Ended June 30,	2007	2006
	-Millions of Dollars-
Net Cash Flows – Operating Activities (GAAP)	$93	$98
Amounts from Statements of Cash Flows:
Less: Capital Expenditures	(82)	(82)
Net Cash Flows after Capital Expenditures (non-GAAP)*	11	16
Amounts from Statements of Cash Flows:
Less: Retirement of Capital Lease Obligations	(56)	(51)
Plus: Proceeds from Investment in Springerville Lease Debt and Equity	11	10
Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (non-GAAP)*	$(34)	$(25)

Six Months Ended June 30	2007	2006
	-Millions of Dollars-
Net Cash Flows – Operating Activities (GAAP)	$93	$98
Net Cash Flows – Investing Activities (GAAP)	(73)	(121)
Net Cash Flows – Financing Activities (GAAP)	1	18
Net Cash Flows after Capital Expenditures (non-GAAP)	11	16
Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (non-GAAP)	(34)	(25)

* Net Cash Flows after Capital Expenditures and Net Cash Flows after Required Payments, both non-GAAP measures of liquidity, should not be considered as alternatives to Net Cash Flows - Operating Activities, which is determined in accordance with GAAP as a measure of liquidity.  We believe that Net Cash Flows after Capital Expenditures and Net Cash Flows after Required Payments provide useful information to investors as measures of TEP’s liquidity and ability to fund capital requirements, make required payments on debt and capital lease obligations and pay dividends to UniSource Energy.

Operating Activities

In the six months of 2007, net cash flows from operating activities decreased by $5 million compared with the same period in 2006.  Net cash flows were impacted by:

•
a $43 million increase in cash receipts from electric retail and wholesale sales, mostly offset by a $42 million increase in fuel and purchased energy costs.  TEP was negatively impacted by generating plant outages during the first quarter, as well as mild weather during the second quarter;

•	a $19 million increase in other cash receipts related to reimbursements received from Tri-State for the operation of Springerville Unit 3;

•	a $3 million increase in proceeds from the sale of excess emission allowances;

•	a $4 million decrease in total interest paid due to lower capital lease obligation balances; offset by:

•	an $8 million increase in wages paid, part of which is related to payroll costs at Springerville Unit 3 that are reimbursed by Tri-State;

•	a $5 million increase in income taxes paid due to an increase in estimated tax payments; and

•	a $14 million increase in O&M costs related to plant outages and $9 million of costs related to Springerville Unit 3 that are reimbursed by Tri-State.

Investing Activities

Net cash used for investing activities was $48 million lower in the six months of 2007 compared with the same period last year primarily due to cash used last year to purchase an interest in the lease equity of Springerville Unit 1.

Financing Activities

Net proceeds from financing activities were $17 million lower in the first six months of 2007 compared with the same period in 2006.  The following factors contributed to the decrease:

•	a $7 million decrease in net proceeds from borrowings under the TEP Revolving Credit Facility;

•	a $5 million increase in scheduled payments made on capital lease obligations; and

•	a $4 million decrease in other cash receipts related to lower receipts from inter-company payables.

Capital Lease Obligations

At June 30, 2007, TEP had $603 million of total capital lease obligations on its balance sheet.  The table below provides a summary of the outstanding lease amounts in each of the obligations.

Leased Asset	Capital Lease Obligation Balance at June 30, 2007	Expiration
	- In Millions -
Springerville Unit 1	$346	2015
Springerville Coal Handling Facilities	113	2015
Springerville Common Facilities	107	2020
Sundt Unit 4	36	2011
Other Leases	1	2008
Total Capital Lease Obligations	$603

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

Investments in Springerville Lease Debt and Equity

At June 30, 2007, TEP had $170 million of investments in lease debt and equity on its balance sheet.  The yields on TEP’s investments in Springerville lease debt, at the date of purchase, range from 8.9% to 12.7%.  The table below provides a summary of the investment balances in lease debt.

	Lease Debt Investment Balance
Leased Asset	June 30, 2007	December 31, 2006
	- In Millions -
Investments in Lease Debt:
Springerville Unit 1	$ 71	$ 81
Springerville Coal Handling Facilities	51	52
Total Investment in Lease Debt	$122	$133

TEP Credit Agreement

The TEP Credit Agreement consists of a $150 million revolving credit facility and a $341 million letter of credit facility which supports $329 million of tax-exempt variable rate bonds.  The TEP Credit Agreement matures in 2011 and is secured by $491 million of 1992 Mortgage Bonds.  At June 30, 2007, there was $83 million outstanding under the revolving credit facility at a weighted average interest rate of 6.44%.

Income Tax Position

See UniSource Energy, Liquidity and Capital Resources, Income Tax Position, above.

Contractual Obligations

•
In July 2007, TEP entered into an agreement to purchase 75,000 tons of coal from the McKinley Mine during the remainder of 2007.  TEP estimates the minimum payments under this contract to be $2 million in 2007.

•
In May 2007, TEP entered into a pipeline capacity contract for the period May 2007 through April 2008.  TEP expects the reservation charges under this contract to approximate $3 million in 2007 and $1 million in 2008.

•
In April 2007, TEP entered into power supply agreements for the period July through September 2007.  These contracts are indexed to natural gas prices.  TEP estimates its minimum payments under these contracts to be $21 million based on natural gas prices as of June 30, 2007.

•
In April 2007, Tri-State notified TEP that Tri-State is terminating, effective August 1, 2007, its power sale agreement with TEP.  Under the agreement, Tri-State provided TEP with 100 MW of system capacity.

•
As a result of adopting FIN 48 on January 1, 2007, TEP estimates its net liability for uncertain tax positions is $7 million (reflects a $13 million uncertain tax liability and a $6 million uncertain tax receivable).  TEP estimates its liability for uncertain tax positions will be settled in 2009 or thereafter.

Dividends on Common Stock

There are certain limitations on TEP’s ability to pay dividends.  The Federal Power Act states that dividends shall not be paid out of funds properly included in capital accounts.  Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis to pay dividends from current year earnings.

TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants.  As of June 30, 2007, TEP was in compliance with the terms of the TEP Credit Agreement and such financial covenants.

UNS GAS

RESULTS OF OPERATIONS
.
UNS Gas reported a net loss of $1 million in the second quarters of 2007 and 2006.

As of June 30, 2007, UNS Gas’ customer base increased approximately 3% compared with last year.  The table below shows UNS Gas’ therm sales and revenues for the second quarters of 2007 and 2006.

	Sales		Revenue
Three Months Ended June 30,	2007	2006	2007	2006
	- Millions of Therms -		- Millions of Dollars -
Retail Therm Sales:
Residential	9	9	$ 12	$ 14
Commercial	5	5	6	7
Industrial	-	-	-	1
Public Authorities	1	1	1	1
Total Retail Therm Sales	15	15	19	23
Transport	-	-	1	1
Negotiated Sales Program (NSP)	5	4	3	2
Total Therm Sales	20	19	$ 23	$ 26

Retail therm sales were the same in the second quarter of 2007 compared with the same period last year due to mild weather.     Despite similar retail therm sales, retail revenues were lower compared with the same period last year due to a lower PGA surcharge.   See Factors Affecting Results of Operations, Rates and Regulation, Energy Cost Adjustment Mechanism, below.

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

The table below provides summary financial information for UNS Gas.

Three Months Ended June 30,	2007	2006
	- Millions of Dollars -
Gas Revenues	$23	$26
Other Revenues	-	-
Total Operating Revenues	23	26
Purchased Gas Expense	15	18
Other Operations and Maintenance Expense	6	6
Depreciation and Amortization	2	2
Taxes other than Income Taxes	1	1
Total Other Operating Expenses	24	27

Operating Income	(1)	(1)
Other Income	1	-
Total Interest Expense	2	1
Income Tax Expense (Benefit)	(1)	(1)
Net Income	$(1)	$(1)

Six Months Ended June 30, 2007 Compared with the Six Months Ended June 30, 2006

UNS Gas reported net income of $3 million in the first six months of 2007 and 2006.

The table below shows UNS Gas’ therm sales and revenues for the six months ending June 30, 2007 and 2006.

	Sales		Revenue
Six Months Ended June 30,	2007	2006	2007	2006
	- Millions of Therms -		- Millions of Dollars -
Retail Therm Sales:
Residential	43	39	$ 53	$ 54
Commercial	17	16	19	20
Industrial	1	2	1	2
Public Authorities	4	4	4	5
Total Retail Therm Sales	65	61	77	81
Transport	-	-	1	1
Negotiated Sales Program (NSP)	10	9	7	7
Total Therm Sales	75	70	$ 85	$ 89

Retail therm sales were 7% higher in the first six months of 2007 compared with the same period last year, due primarily to customer growth and cold weather during the first quarter.  Despite similar retail therm sales, retail revenues were lower compared with the same period last year due to a lower PGA surcharge.  See Factors Affecting Results of Operations, Rates and Regulation, Energy Cost Adjustment Mechanism, below.

The table below provides summary financial information for UNS Gas.

Six Months Ended June 30,	2007	2006
	- Millions of Dollars -
Gas Revenues	$85	$89
Other Revenues	1	1
Total Operating Revenues	86	90
Purchased Gas Expense	59	64
Other Operations and Maintenance Expense	13	12
Depreciation and Amortization	4	3
Taxes other than Income Taxes	2	2
Total Other Operating Expenses	78	81

Operating Income	8	9
Other Income	1	-
Total Interest Expense	3	3
Income Tax Expense (Benefit)	3	3
Net Income	$3	$3

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

The PGA mechanism has two components, the PGA factor and the PGA surcharge or credit.  The PGA factor is a mechanism that compares the twelve-month rolling weighted average gas cost to the base cost of gas, and automatically adjusts monthly, subject to limitations on how much the price per therm may change in a twelve month period.  The actual gas and transportation costs that are either under or over collected through the base rate of $0.40 per therm or $4.00 per MMBtu and the PGA factor are charged or credited to a balancing account (PGA bank).  In the six months ended June 30, 2007, the average PGA factor was approximately $0.379 per therm or $3.79 per MMBtu.

The current annual cap on the maximum increase in the PGA factor is $0.10 per therm in a twelve month period.  In January 2006, UNS Gas filed a request with the ACC to increase the cap to allow for more timely recovery of actual gas costs.  In July 2006, UNS Gas requested this application be consolidated with its general rate case proceeding.  See General Rate Case Filing, below.

When the ACC-designated under or over recovery trigger points of $6.2 million and $4.5 million, respectively, are met on a cash basis, UNS Gas may request a PGA surcharge or credit with the goal of collecting or returning the amount deferred from or to customers over a period deemed appropriate by the ACC.   On June 30, 2007, the PGA bank balance was over-collected by $12 million on an accrual (GAAP) basis ($11 million on a billed to customers basis).  Changes in the market price for gas, sales volumes and surcharge amount could significantly change the PGA bank balance in the future.  UNS Gas has requested that the ACC take no action related to the over-recovery at this time, as the projected bank balance is expected to decrease and changes to the PGA Mechanism are before the ACC as part of UNS Gas’ general rate case.

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

UNS Gas also requested modifications to its PGA mechanism to help address customer pricing issues posed by volatile gas prices, customer pricing that is inconsistent with the actual cost of gas, and the potential for over- or under-collections to result in the accumulation of large bank balances.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Outlook

In the first six months of 2007, capital expenditures were $11 million.  UNS Gas expects internal cash flows to fund its future operating activities and a large portion of its construction expenditures. If natural gas prices rise and UNS Gas is not allowed to recover its projected gas costs or PGA bank balance on a timely basis, UNS Gas may require additional funding to meet operating and capital requirements.  Sources of funding future capital expenditures could include draws on the revolving credit facility, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy. The need for external funding sources is partially dependent on the outcome of UNS Gas’ general rate case that was filed in July 2006.

The table below provides summary information for operating cash flow and capital expenditures for the first six months of 2007 and 2006.

Six Months Ended June 30,	2007	2006
	- Millions of Dollars -
Net Cash Flows – Operating Activities	$17	$23
Capital Expenditures	11	12

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

UNS Gas expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes and to fund a portion of its capital expenditures. As of June 30, 2007, UNS Gas had no outstanding borrowings under the UNS Gas/UNS Electric Revolver.

Senior Unsecured Notes

UNS Gas has $100 million of senior unsecured notes that are guaranteed by UES. The note purchase agreement for UNS Gas restricts transactions with affiliates, mergers, liens, restricted payments and incurrence of indebtedness, and also contains a minimum net worth test.  As of June 30, 2007, UNS Gas was in compliance with the terms of its note purchase agreement.

UNS Gas must meet a leverage test and an interest coverage test to issue additional debt or to pay dividends.  However, UNS Gas may, without meeting these tests, refinance existing debt and incur up to $7 million in short-term debt.

Contractual Obligations

•	In June 2007, UNS Gas entered into a pipeline capacity contract for the period March 2008 through February 2020 with demand charges approximating $1 million annually.
•	In 2007, UNS Gas entered into forward gas purchases with future minimum payments approximating $3 million for the remainder of 2007, $11 million in 2008, $11 million in 2009, and $6 million in 2010.

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

UNS ELECTRIC

RESULTS OF OPERATIONS

UNS Electric reported net income of $2 million in the second quarter of 2007 and $1 million in the second quarter of 2006.  Results in the second quarter of 2007 include a pre-tax gain of $1 million related to the sale of land.

Similar to TEP’s operations, we expect UNS Electric’s operations to be seasonal in nature, with peak energy demand occurring in the summer months.

As of June 30, 2007, UNS Electric’s customer base increased approximately 3% compared with last year.  The table below shows UNS Electric’s kWh sales and revenues for the second quarters of 2007 and 2006.

	Sales		Revenue
Three Months Ended June 30,	2007	2006	2007	2006
	- Millions of kWh -		- Millions of Dollars -
Electric Retail Sales:
Residential	198	193	$ 20	$ 19
Commercial	163	163	16	16
Industrial	48	49	4	4
Other	1	1	-	-
Total Electric Retail Sales	410	406	$ 40	$ 39

Retail kWh sales were 1% higher in the second quarter of 2007 compared with the same period last year due primarily to customer growth.

The table below provides summary financial information for UNS Electric.

Three Months Ended June 30,	2007	2006
	- Millions of Dollars -
Electric Revenues	$ 40	$39
Other Revenues	-	1
Total Operating Revenues	40	40
Purchased Energy Expense	27	27
Other Operations and Maintenance Expense	7	6
Depreciation and Amortization	3	3
Taxes other than Income Taxes	1	1
Total Other Operating Expenses	38	37

Operating Income	2	3
Other Income	2	-
Total Interest Expense	1	1
Income Tax Expense	1	1
Net Income	$ 2	$1

Six Months Ended June 30, 2007 Compared with the Six Months Ended June 30, 2006

UNS Electric reported net income of $2 million in the first six months of 2007 and 2006.  Results in first six months of 2007 include a pre-tax gain of $1 million related to the sale of land.

The table below shows UNS Electric’s kWh sales and revenues for the first six months of 2007 and 2006.

	Sales		Revenue
Six Months Ended June 30,	2007	2006	2007	2006
	- Millions of kWh -		- Millions of Dollars -
Electric Retail Sales:
Residential	380	356	$ 39	$36
Commercial	294	294	30	29
Industrial	95	95	7	7
Other	1	2	-	1
Total Electric Retail Sales	770	747	$ 76	$73

Retail kWh sales were 3% higher in the first six months of 2007 compared with the same period last year due to customer growth.

The table below provides summary financial information for UNS Electric.

Six Months Ended June 30,	2007	2006
	- Millions of Dollars -
Electric Revenues	$ 76	$ 73
Other Revenues	1	1
Total Operating Revenues	77	74
Purchased Energy Expense	51	49
Other Operations and Maintenance Expense	13	12
Depreciation and Amortization	6	6
Taxes other than Income Taxes	2	2
Total Other Operating Expenses	72	69

Operating Income	5	5
Other Income	2	-
Total Interest Expense	3	2
Income Tax Expense	2	1
Net Income	$ 2	$ 2

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

UNS Electric also requested the ACC to approve the acquisition of the 90 MW BMGS combustion turbine project under development by UED and to include the cost of the project in rate base effective June 1, 2008.   The cost of BMGS is expected to be $60 million to $65 million.

In June 2007, ACC Staff filed testimony that indicated a revenue deficiency for UNS Electric of approximately $4 million; RUCO’s testimony indicated a revenue deficiency of approximately $1 million.  Neither ACC Staff nor RUCO supported UNS Electric’s rate base proposal for BMGS.

UNS Electric expects the ACC to rule on its rate case in late 2007 or early 2008.  Under the terms of the UES Settlement Agreement, new rates cannot go into effect before August 1, 2007.

UNS Electric also requested that a new PPFAC mechanism take effect when the current power supply agreement with PWMT expires in May 2008.

Renewable Energy Standard and Tariff

On June 15, 2007, the Arizona Attorney General certified the Renewable Energy Standard and Tariff rules (REST) approved by the ACC in November 2006.  The REST rules require UNS Electric and other affected utilities to generate or purchase at least 15% of their total annual retail energy requirements from renewable energy technologies by 2025, with smaller amounts required in earlier years starting with when the REST tariff submitted by an affected utility is approved by the ACC.   The REST rules provide for recovery of above market costs a utility incurs in providing the renewable energy.   UNS Electric must file a proposed Renewable Energy Implementation Plan and Tariff with the ACC within 60 days after the August 14, 2007 effective date.  The REST tariff and implementation plan are subject to ACC approval.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Outlook

In the first six months of 2007, capital expenditures were $21 million.  UNS Electric expects internal cash flows to fund a portion of its construction expenditures.  Additional sources of funding future capital expenditures could include draws on the UNS Gas/UNS Electric Revolver, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy. In April 2007, UniSource Energy contributed $10 million of capital to

UNS Electric.  The need for external funding sources is partially dependent on the outcome of UNS Electric’s general rate case that was filed in December 2006.

The table below provides summary information for operating cash flow and capital expenditures for the first six months of 2007 and 2006.

Six Months Ended June 30,	2007	2006
	- Millions of Dollars -
Net Cash Flows – Operating Activities	$11	$9
Capital Expenditures	21	19

UNS Gas/UNS Electric Revolver

See UNS Gas, Liquidity and Capital Resources, UNS Gas/UNS Electric Revolver above for a description of UNS Electric’s unsecured revolving credit agreement.

UNS Electric expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes and to fund a portion of its capital expenditures.  As of June 30, 2007, UNS Electric had $23 million outstanding under the UNS Gas/UNS Electric Revolver.

Senior Unsecured Notes

UNS Electric has $60 million of 7.61% senior unsecured notes outstanding due in 2008 that are guaranteed by UES. The note purchase agreement for UNS Electric contains certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments, incurrence of indebtedness, and minimum net worth.  As of June 30, 2007, UNS Electric was in compliance with the terms of its note purchase agreement.

UNS Electric must meet a leverage test and an interest coverage test to issue additional debt or to pay dividends.  However, UNS Electric may, without meeting these tests, refinance existing debt and incur up to $5 million in short-term debt.

Contractual Obligations

•
In 2006 and in April 2007, UNS Electric entered into various power supply agreements for periods of one to five years beginning in June 2008.  Certain of these contracts are at a fixed price per MW and others are indexed to natural gas prices.  UNS Electric estimates its future minimum payments under these contracts to be $36 million in 2008, $53 million in 2009, $31 million in 2010, $15 million in 2011, $8 million in 2012, and $8 million thereafter based on natural gas prices as of June 30, 2007.

Dividends on Common Stock

The note purchase agreements for UNS Electric contains restrictions on dividends.  UNS Electric may pay dividends so long as (a) no default or event of default exists and (b) it could incur additional debt under the debt incurrence test.  See Senior Unsecured Notes, above.  It is unlikely, however, that UNS Electric will pay dividends in the next few years due to expected cash requirements for capital expenditures.

OTHER NON-REPORTABLE BUSINESS SEGMENTS

RESULTS OF OPERATIONS

The table below summarizes the income (loss) for the Other non-reportable segments.

Three Months Ended June 30,	2007	2006
	- Millions of Dollars -
Millennium Investments	$-	$1
UniSource Energy Parent Company	(1)	(2)
Total Other	$(1)	$(1)

Six Months Ended June 30,	2007	2006
	- Millions of Dollars -
Millennium Investments	$1	$-
UniSource Energy Parent Company	(2)	(3)
Total Other	$(1)	$(3)

UniSource Energy Parent Company

UniSource Energy parent company expenses include interest expense (net of tax) related to the UniSource Energy Convertible Senior Notes and the UniSource Credit Agreement.

UED

On-site construction of the 90 MW BMGS in Kingman, Arizona is scheduled to begin during the third quarter of 2007 with an estimated completion date of May 2008, and pending ACC approval, is expected to provide energy to UNS Electric.  UED is financing the BMGS project with borrowings from UniSource Energy under an inter-company note payable.  At June 30, 2007, there was $24 million outstanding and interest is payable quarterly at LIBOR plus 1.25%.  The cost of BMGS is expected to be $60 million to $65 million.

Discontinued Operations – Global Solar

On March 31, 2006, Millennium completed the sale of its interest in Global Solar.  In the first quarter of 2006, UniSource Energy recorded an after-tax loss of approximately $3 million related to the discontinued operations and disposal of Global Solar.

FACTORS AFFECTING RESULTS OF OPERATIONS

Millennium Investments

MEG is in the process of winding down its activities and does not expect to engage in any significant new activities.  As of June 30, 2007, the fair value of MEG’s trading assets was $13 million and the fair value of MEG’s trading liabilities was $4 million.

Nations Energy Corporation (Nations Energy), a wholly-owned subsidiary of Millennium, has been inactive since 2001.  As of June 30, 2007, Nations Energy had a deferred tax asset of $3 million related to investment losses that has not been reflected on UniSource Energy’s consolidated income tax return.

Millennium is in the process of exiting its remaining investments.  At June 30, 2007, the book value of Millennium’s investments was $28 million.

LIQUIDITY AND CAPITAL RESOURCES

Millennium made a $5 million dividend payment to UniSource Energy in February 2007 and a $10 million dividend payment to UniSource Energy in April 2007.

UniSource Energy has ceased making loans or equity contributions to Millennium.  We anticipate that the funding required to finance Millennium’s remaining commitments will be provided only out of existing Millennium cash or cash returns from Millennium investments.  We believe such cash and returns will be adequate to fund Millennium’s remaining commitments.

CRITICAL ACCOUNTING ESTIMATES

In preparing financial statements under Generally Accepted Accounting Principles (GAAP), management exercises judgment in the selection and application of accounting principles, including making estimates and assumptions.   UniSource Energy and TEP’s Critical Accounting Estimates are described in our Form 10-K for the year ended December 31, 2006 and include the following:

•	Accounting for Rate Regulation
•	Accounting for Asset Retirement Obligations
•	Pension and Other Postretirement Benefit Plan Assumptions
•	Accounting for Derivative Instruments, Trading Activities and Hedging Activities
•	Unbilled Revenue – TEP, UNS Gas and UNS Electric
•	Plant Asset Depreciable Lives – TEP, UNS Gas and UNS Electric
•	Deferred Tax Valuation

Each of our critical accounting estimates involves complex situations requiring a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact the financial statements.  There have been no significant changes in our accounting policies from those disclosed in our Form 10-K for the year ended December 31, 2006.

NEW ACCOUNTING PRONOUNCEMENTS

The FASB recently issued the following Statements of Financial Accounting Standards (FAS):

•
FSP FASB Interpretation (FIN) 39-1, issued April 2007, allows entities that are party to a master netting arrangement to offset the receivable or payable recognized upon payment or receipt of cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FASB Interpretation 39.  Upon adoption of FSP FIN 39-1, an entity is required to make an accounting policy decision to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements.  FSP FIN 39-1 is effective January 1, 2008.  The effect of initially applying FSP FIN 39-1 must be recognized retrospectively as a change in accounting principle, unless impracticable to do so.  We are evaluating the impact of FSP FIN 39-1 on our financial statements.

•
FAS 157, Fair Value Measurement, issued September 2006, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  FAS 157 clarifies that the exchange price is the price in the principal market in which the reporting entity would transact for the asset or liability.  We are required to disclose inputs used to develop fair value measurements and the effect of any of our assumptions on earnings or changes in net assets for the period.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are evaluating the impact of FAS 157 on our financial statements, and will incorporate these additional disclosure requirements in our financial statements for the quarter ending March 31, 2008.

•
FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, issued February 2007, provides companies with the option, at specified election dates, to measure certain financial assets and liabilities and other items at fair value, with changes in fair value recognized in earnings as those changes occur.  FAS 159 also establishes disclosure requirements that include displaying the fair value of those assets and liabilities for which the entity elected the fair value option on the face of the balance sheet and providing management’s reasons for electing the fair value option for each eligible item.  The provisions of FAS 159 will become effective January 1, 2008.  We are evaluating the impact of FAS 159 on our financial statements, and will incorporate these additional disclosure requirements in our financial statements for the quarter ending March 31, 2008.

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

7.	Changes in governmental policies and regulatory actions with respect to financing and rate structures.

8.	The resolution of pending rate case proceedings and the resulting rate structures.

9.	Changes affecting the cost of competing energy alternatives, including changes in available generating technologies and changes in the cost of natural gas.

10.	Changes in accounting principles or the application of such principles to our businesses.

11.	Changes in the depreciable lives of our assets.

12.	Unanticipated changes in future liabilities relating to employee benefit plans due to changes in market values of retirement plan assets and health care costs.

13.	The outcome of any ongoing or future litigation.

14.	Ability to obtain financing through debt and/or equity issuance, which can be affected by various factors, including interest rate fluctuations and capital market conditions.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

TEP

Purchases and Sales of Energy

To manage its exposure to energy price risk, TEP enters into forward contracts to buy or sell energy at a specified price and future delivery period.  Generally, TEP commits to future sales based on expected excess generating capability, forward prices and generation costs, using a diversified market approach to provide a balance between long-term, mid-term and spot energy sales.  TEP generally enters into forward purchases during its summer peaking period to ensure it can meet its load and reserve requirements and account for other contracts and resource contingencies.  TEP also enters into limited forward purchases and sales to optimize its resource portfolio and take advantage of locational differences in price.  These positions are managed on both a volumetric and dollar basis and are closely monitored using risk management policies and procedures overseen by the Risk Management Committee.  For example, the risk management policies provide that TEP should not take a short physical position in the third quarter and must have owned generation backing up all physical forward sales positions at the time the sale is made.  TEP’s risk management policies also restrict entering into forward positions with maturities extending beyond the end of the next calendar year except for approved hedging purposes.

TEP’s risk management policies also allow for financial purchases and sales of energy subject to specified risk parameters established and monitored by the Risk Management Committee.  These include financial trades in a futures account on an exchange, with the intent of optimizing market opportunities.

The majority of TEP’s forward contracts are considered to be “normal purchases and sales” of electric energy and are therefore not accounted for as derivatives under FAS 133.  TEP records revenues on its “normal sales” and expenses on its “normal purchases” in the period in which the energy is delivered.  From time to time, however, TEP enters into forward contracts that meet the definition of a derivative under FAS 133.  When TEP has derivative forward contracts, it marks them to market using actively quoted prices obtained from brokers for power traded over-the-counter at Palo Verde and at other Southwestern U.S. trading hubs.  TEP believes that these broker quotations used to calculate the mark-to-market values represent accurate measures of the fair values of TEP’s positions because of the short-term nature of TEP’s positions, as limited by risk management policies, and the liquidity in the short-term market.

To adjust the value of its derivative forward power sales and purchases, classified as cash flow hedges, to fair value in Other Comprehensive Income, TEP recorded the following net unrealized gains and losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	-In Millions-		-In Millions-
Unrealized Gain (Loss)	$ -	$ -	$ (1)	$ 2

TEP also reported the following net unrealized gains and losses on forward power sales and purchases in Wholesale Sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	-In Millions-		-In Millions-
Unrealized Gain (Loss)	$ -	$ (1)	$ -	$ -

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

In the first six months of 2007, the average market price of natural gas was $6.46 per MMBtu, or 2% higher than the same period in 2006.  The table below summarizes TEP’s gas generation output and purchased power for the first six months of 2007 and 2006.

Six Months Ended June 30,	2007	2006	2007	2006
	-MWhs-		% of Total Resources
Gas-Fired Generation	430,000	350,000	7%	5%
Purchased Power	953,000	797,000	14%	12%

To adjust the value of its derivative gas swap contracts, classified as cash flow hedges, to fair value in Other Comprehensive Income, TEP recorded the following net unrealized gains and losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	-In Millions-		-In Millions-
Unrealized (Loss) Gain	$ (6)	$ (7)	$ (2)	$ (14)

The chart below displays the valuation methodologies and maturities of TEP’s power and gas derivative contracts.

	Unrealized Gain (Loss) of TEP’s Hedging and Trading Activities
	- Millions of Dollars -
Source of Fair Value At June 30, 2007	Maturity 0 – 6 months	Maturity 6 – 12 months	Maturity over 1 yr.	Total Unrealized Gain (Loss)
Prices actively quoted	$(4)	$ -	$ (1)	$(5)
Prices based on models and other valuation methods	1	-	-	1
Total	$(3)	$ -	$ (1)	$(4)

Sensitivity Analysis of Derivatives

TEP uses sensitivity analysis to measure the impact of an unfavorable change in market prices on the fair value of its derivative forward contracts.  Unrealized gains and losses related to TEP’s derivative contracts that are not cash flow hedges are reported on the income statement.  Unrealized gains and losses related to derivative contracts that are cash flow hedges are reported in Other Comprehensive Income; the unrealized gains and losses are reversed as contracts settle and realized gains or losses are recorded. The chart below summarizes the change in unrealized gains or losses if market prices increase or decrease by 10%, as of June 30, 2007.

	- Millions of Dollars -
Change in Market Price As of June 30, 2007	10% Increase	10% Decrease
Non-Cash Flow Hedges
Forward power sales and purchase contracts	$ -	$ -
Gas swap agreements	1	(1)

Cash Flow Hedges
Forward power sales and purchase contracts	$ -	$ -
Gas swap agreements	6	(6)

Coal

TEP is subject to commodity price risk from changes in the price of coal used to fuel its coal-fired generating plants.  The commodity price risk from changes in the price of coal have not changed materially from the commodity price risks reported in our 2006 Annual Report on Form 10-K.

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

As of June 30, 2007, for UNS Gas’ gas forward purchases accounted for as cash flow hedges, a 10% decrease in market prices would result in a $1 million increase in unrealized losses reported in Other Comprehensive Income, while a 10% increase in market prices would result in a $1 million decrease in unrealized losses reported in Other Comprehensive Income.

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

In 2006 and in April 2007, UNS Electric entered into various power supply agreements for periods of one to five years beginning in June 2008.  Certain of these contracts are at a fixed price per MW and others are indexed to natural gas prices.  UNS Electric estimates its future minimum payments under these contracts to be $36 million in 2008, $53 million in 2009, $31 million in 2010, $15 million in 2011, $8 million in 2012, and $8 million thereafter based on natural gas prices at the date of the contracts.

Because a portion of the costs under these contracts will vary from period to period based on the market price of gas, the PPFAC, as currently structured, may not provide recovery of the costs incurred under these new contracts on a timely basis.

For UNS Electric’s forward power purchase contracts, a 10% decrease in market prices would result in a decrease in unrealized net gains reported as a regulatory liability of $14 million, while a 10% increase in market prices would result in an increase in unrealized net gains reported as a regulatory liability of $14 million.

In May 2007, UNS Electric began hedging a portion of its total natural gas exposure from gas-indexed purchase power agreements that begin in June 2008 with fixed price contracts.  In addition, UNS Electric began hedging a portion of its anticipated natural gas exposure from plant fuel for the period June 2008 and beyond.  UNS Electric currently has approximately 20% of this aggregate summer exposure hedged for the summer of 2008.  UNS Electric will obtain the its remaining gas and purchased power needs through a combination of additional forward purchases, as well as purchases in the short-term and spot markets.

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

MEG marks its trading positions to market on a daily basis using actively quoted prices obtained from brokers and options pricing models for positions that extend through 2007.  As of June 30, 2007 and December 31, 2006, the fair value of MEG’s trading assets combined with Emission Allowances it holds in escrow was $13 million and $11 million, respectively.  The fair value of MEG’s trading liabilities was $4 million at June 30, 2007 and $5 million at December 31, 2006.  For the first six months of 2007, MEG reflected a $2 million unrealized loss and a $2 million realized gain on its income statement, compared with an unrealized loss of $3 million and a realized gain of $3 million in the same period last year.  For MEG’s remaining trading contracts at June 30, 2007, a 10% decrease in market prices or a 10% increase in market prices would be less than $1 million.

	Unrealized Gain (Loss) of MEG’s Trading Activities
	- Millions of Dollars -
Source of Fair Value At June 30, 2007	Maturity 0 – 6 months	Maturity 6 – 12 months	Maturity over 1 yr.	Total Unrealized Gain (Loss)
Prices actively quoted	$7	$ -	$ -	$ 7
Prices based on models and other valuation methods	3	-	-	3
Total	$10	$ -	$ -	$10

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

We calculate counterparty credit exposure by adding any outstanding receivable (net of amounts payable if a netting agreement exists) to the mark-to-market value of any forward contracts.  As of June 30, 2007, TEP’s total credit exposure related to its wholesale marketing and gas hedging activities was approximately $16 million.  Approximately $2 million of TEP’s exposure is to non-investment grade companies.  TEP had four counterparties with exposures of greater than 10% of its total credit exposure, totaling approximately $9 million.

TEP maintains a margin account with a broker to support certain risk management and trading activities.  At June 30, 2007, TEP had approximately $1 million in that margin account.

MEG’s total credit exposure related to its trading activities was $5 million and was concentrated primarily with two counterparties.  MEG has no credit exposure to non-investment grade counterparties.

UNS Gas is subject to credit risk from non-performance by its supply counterparty, BP Energy (BP), to the extent that this contract has a mark-to-market value in favor of UNS Gas.  As June 30, 2007, UNS Gas had purchased under fixed price contracts approximately 53% of the expected monthly consumption for the 2007/2008 winter season (November through March) and approximately 22% of its expected consumption for the 2008/2009 winter season.  At June 30, 2007, UNS Gas had no mark-to-market credit exposure under its supply contract with BP.

UNS Electric has begun to enter into energy purchase agreements to replace the full requirements contract it has with PWMT that expires in May 2008, as well as gas hedging contracts to hedge the risk in their gas-indexed power purchase agreements.  To the extent that such contracts have a positive mark-to-market value, UNS Electric would be exposed to credit risk under those contracts.  At June 30, 2007, UNS Electric had approximately $4 million in credit exposure under such contracts.

ITEM 4. – CONTROLS AND PROCEDURES

UniSource Energy and TEP’s Chief Executive Officer and Chief Financial Officer supervised and participated in UniSource Energy and TEP’s evaluation of their disclosure controls and procedures as such term is defined under Rule 13a – 15(e) or Rule 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2007.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in UniSource Energy and TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by UniSource Energy and TEP in the reports that they file or submit under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, UniSource Energy and TEP’s Chief Executive Officer and Chief Financial Officer concluded that UniSource Energy and TEP’s disclosure controls and procedures are effective.

While UniSource Energy and TEP continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting, there has been only one change in UniSource Energy’s internal control over financial reporting during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, UniSource Energy’s internal control over financial reporting. During the second quarter of 2007, UNS Gas and UNS Electric implemented a new customer information system which integrates billing, accounts receivable, meter data, management and multiple other functions that relate to the provision of customer service.

PART II – OTHER INFORMATION

ITEM 1. – LEGAL PROCEEDINGS

There are no pending material legal proceedings to which the Company is a party, other than routine litigation incidental to the business of the Company.  We discuss other legal proceedings in Note 7 of Notes to Consolidated Financial Statements, Commitments and Contingencies.

ITEM 1A. – RISK FACTORS

The business and financial results of UniSource Energy and TEP are subject to numerous risks and uncertainties.  The risks and uncertainties have not changed materially from those reported in our 2006 Annual Report on Form 10-K.

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

UniSource Energy conducted its annual meeting of shareholders on May 11, 2007.  At that meeting, shareholders of UniSource Energy elected members of the Board of Directors and ratified the selection of UniSource Energy’s independent auditors for 2007.  The vote totals for each proposal are summarized below.

Election of Directors	Votes For	Votes Withheld
Lawrence J. Aldrich	28,510,261	368,109
Barbara M. Baumann	28,525,470	352,900
Larry W. Bickle	28,534,129	344,241
Elizabeth T. Bilby	28,530,065	348,305
Harold W. Burlingame	28,534,226	344,144
John L. Carter	27,964,649	913,721
Robert A. Elliott	28,545,363	333,007
Daniel W.L. Fessler	28,534,874	343,496
Kenneth Handy	28,501,105	377,265
Warren Y. Jobe	28,533,798	344,572
James S. Pignatelli	27,832,084	1,046,286
Joaquin Ruiz	28,520,454	357,913
	Votes For	Votes Against	Abstained
Ratify Selection of Independent Auditors	27,945,188	897,212	35,970

ITEM 5. – OTHER INFORMATION

NON-GAAP MEASURES

Adjusted EBITDA

Adjusted EBITDA represents EBITDA excluding the discontinued operations.  EBITDA is earnings before interest, taxes, depreciation and amortization.  Adjusted EBITDA is presented here as a measure of liquidity because it can be used as an indication of a company’s ability to incur and service debt and is commonly used as an analytical indicator in our industry. Adjusted EBITDA measures presented may not be comparable to similarly titled measures used by other companies.  Adjusted EBITDA is not a measurement presented in accordance with United States generally accepted accounting principles (GAAP), and we do not intend Adjusted EBITDA to represent cash flows from operations as defined by GAAP. Adjusted EBITDA should not be considered to be an alternative to cash flows from operations or any other items calculated in accordance with GAAP or an indicator of our operating performance.

UniSource Energy and TEP view Adjusted EBITDA, a non-GAAP financial measure, as a liquidity measure.  The most directly comparable GAAP measure to Adjusted EBITDA is Net Cash Flows - Operating Activities.

Adjusted EBITDA and Net Cash Flows - Operating Activities

	UniSource Energy
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	- Millions of Dollars -
Adjusted EBITDA (non-GAAP)	$110	$107	$204	$221
Net Cash Flows - Operating Activities (GAAP)	$55	$73	$120	$125
Net Cash Flows - Investing Activities (GAAP)	$(64)	$(83)	$(106)	$(134)
Net Cash Flows - Financing Activities (GAAP)	$11	$22	$(22)	$-

	TEP
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	- Millions of Dollars -
Adjusted EBITDA (non-GAAP)	$99	$97	$176	$196
Net Cash Flows - Operating Activities (GAAP)	$43	$55	$93	$98
Net Cash Flows - Investing Activities (GAAP)	$(47)	$(84)	$(73)	$(120)
Net Cash Flows - Financing Activities (GAAP)	$12	$39	$1	$18

Reconciliation of Adjusted EBITDA to Cash Flows from Operations

	UniSource Energy
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	- Millions of Dollars -
Adjusted EBITDA (non-GAAP) (1)	$110	$107	$204	$221
Amounts from the Income Statements:
Less: Income Taxes	8	7	12	21
Less: Total Interest Expense	34	38	69	74
Changes in Assets and Liabilities and Other Non-Cash Items	(13)	11	(3)	(1)
Net Cash Flows - Operating Activities (GAAP)	55	73	120	125
Net Cash Flows - Investing Activities (GAAP)	(64)	(83)	(106)	(134)
Net Cash Flows - Financing Activities (GAAP)	11	22	(22)	-
Net Increase (Decrease) in Cash and Cash Equivalents (GAAP)	$2	$12	$(8)	$(9)

	TEP
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	- Millions of Dollars -
Adjusted EBITDA (non-GAAP) (1)	$99	$97	$176	$196
Amounts from the Income Statements:
Less: Income Taxes	8	8	9	19
Less: Total Interest Expense	29	31	58	62
Changes in Assets and Liabilities and Other Non-Cash Items	(19)	(3)	(16)	(17)
Net Cash Flows - Operating Activities (GAAP)	43	55	93	98
Net Cash Flows - Investing Activities (GAAP)	(47)	(84)	(73)	(120)
Net Cash Flows - Financing Activities (GAAP)	12	39	1	18
Net Increase (Decrease) in Cash and Cash Equivalents (GAAP)	$8	$10	$21	$(4)

(1) Adjusted EBITDA was calculated as follows:

	UniSource Energy
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	- Millions of Dollars -
Net Income (GAAP)	$12	$10	$17	$27
Amounts from the Income Statements:
Less: Discontinued Operations – Net of Tax	-	-	-	(3)
Plus: Income Taxes	8	7	12	21
Total Interest Expense	34	38	69	74
Depreciation and Amortization	35	33	69	63
Amortization of Transition Recovery Asset	19	17	34	29
Depreciation included in Fuel and Other O&M
Expense (see Note 13 of Notes to Consolidated Financial Statements)	2	2	3	4
Adjusted EBITDA (non-GAAP)	$110	$107	$204	$221

	TEP
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	- Millions of Dollars -
Net Income (GAAP)	$12	$11	$13	$28
Amounts from the Income Statements:
Plus: Income Taxes	8	8	9	19
Total Interest Expense	29	31	58	62
Depreciation and Amortization	30	28	59	55
Amortization of Transition Recovery Asset	19	17	34	29
Depreciation included in Fuel and Other O&M
Expense (see Note 13 of Notes to Consolidated Financial Statements)	1	2	3	3
Adjusted EBITDA (non-GAAP)	$99	$97	$176	$196

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

	As of June 30, 2007	As of December 31, 2006
	- Millions of Dollars -
Net Debt (non-GAAP)	$1,302	$1,335
Total Debt and Capital Lease Obligations (GAAP)	$1,424	$1,468

Reconciliation of Total Debt and Capital Lease Obligations to Net Debt

	As of June 30, 2007	As of December 31, 2006
	- Millions of Dollars -
Total Debt (GAAP)	$821	$821

Capital Lease Obligations	541	588
Current Portion – Capital Lease Obligations	62	59
Total Debt and Capital Lease Obligations (GAAP)	1,424	1,468

Investment in Lease Debt	(122)	(133)
Net Debt (non-GAAP)	$1,302	$1,335

Ratio of Earnings to Fixed Charges

The following table reflects the ratio of earnings to fixed charges for UniSource Energy and TEP:

	6 Months Ended	12 Months Ended
	June 30, 2007	June 30, 2007
UniSource Energy	1.401	1.606

TEP	1.373	1.665

ITEM 6. – EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.  The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

UNISOURCE ENERGY CORPORATION (Registrant)
Date: August 7, 2007	/s/	Kevin P. Larson
Kevin P. Larson Senior Vice President and Principal Financial Officer

TUCSON ELECTRIC POWER COMPANY (Registrant)
Date: August 7, 2007	/s/	Kevin P. Larson
Kevin P. Larson Senior Vice President and Principal Financial Officer

EXHIBIT INDEX

12(a)	--	Computation of Ratio of Earnings to Fixed Charges – UniSource Energy.

12(b)	--	Computation of Ratio of Earnings to Fixed Charges – TEP.

15	--	Letter regarding unaudited interim financial information.

31(a)	--	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – UniSource Energy, by James S. Pignatelli.

31(b)	--	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – UniSource Energy, by Kevin P. Larson.

31(c)	--	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – TEP, by James S. Pignatelli.

31(d)	--	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – TEP, by Kevin P. Larson.

*32	--	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.