Form 10-K
period 2007-12-31
UNISOURCE ENERGY CORP; TUCSON ELECTRIC POWER CO
filed 2008-02-29
CIK 941138, 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X       No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

UniSource Energy Corporation	Large Accelerated Filer	X	Accelerated Filer	Non-accelerated filer
Smaller Reporting Company

Tucson Electric Power Company	Large Accelerated Filer	Accelerated Filer	Non-accelerated filer	X
Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
UniSource Energy Corporation	Yes	No	X
Tucson Electric Power Company	Yes	No	X

The aggregate market value of UniSource Energy Corporation voting Common Stock held by non-affiliates of the registrant was $1,148,148,938 based on the last reported sale price thereof on the consolidated tape on June 30, 2007.

At February 26, 2008, 35,389,434 shares of UniSource Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding.

At February 26, 2008, 32,139,434 shares of Tucson Electric Power Company’s common stock, no par value, were outstanding, all of which were held by UniSource Energy Corporation.

Tucson Electric Power Company meets the conditions set forth in General Instructions (I)(1)(a) and (b) on Form 10-K and is therefore filing this report with the reduced disclosure format.

Documents incorporated by reference: Specified portions of UniSource Energy Corporation’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III.

v

DEFINITIONS

The abbreviations and acronyms used in the 2007 Form 10-K are defined below:

ACC	Arizona Corporation Commission.
ACC Holding Company Order	The order approved by the ACC in November 1997 allowing TEP to form a holding company.
AECC	Arizonans for Electric Choice and Competition.
AMT	Alternative Minimum Tax.
APS	Arizona Public Service Company.
BMGS	Black Mountain Generating Station under development by UED.
Btu	British thermal unit(s).
Capacity	The ability to produce power; the most power a unit can produce or the maximum that can be taken under a contract; measured in MWs.
Citizens	Citizens Communications Company.
Collateral Trust Bonds	Bonds issued under the Indenture of Trust, dated as of August 1, 1998, of TEP to The Bank of New York, successor trustee.
Common Stock	UniSource Energy’s common stock, without par value.
Company or UniSource Energy	UniSource Energy Corporation.
Cooling Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting 75 from the average of the high and low daily temperatures.
DSM	Demand side management.
Emission Allowance(s)	An allowance issued by the Environmental Protection Agency which permits emission of one ton of sulfur dioxide or one ton of nitrogen oxide. These allowances can be bought and sold.
Energy	The amount of power produced over a given period of time; measured in MWh.
EPA	The Environmental Protection Agency.
ESP	Energy Service Provider.
FAS 71	Statement of Financial Accounting Standards No. 71: Accounting for the Effects of Certain Types of Regulation.
FAS 133	Statement of Financial Accounting Standards No. 133: Accounting for Derivative Instruments and Hedging Activities, as amended.
FAS 143	Statement of Financial Accounting Standards No. 143: Accounting for Asset Retirement Obligations.
FERC	Federal Energy Regulatory Commission.
Fixed CTC	Competition Transition Charge of approximately $0.009 per kWh that is included in TEP’s retail rate for the purpose of recovering TEP’s $450 million TRA by December 31, 2008.
Four Corners	Four Corners Generating Station.
Global Solar	Global Solar Energy, Inc., a company that develops and manufactures thin-film photovoltaic cells. Millennium sold its interest in Global Solar in March 2006.
Haddington	Haddington Energy Partners II, LP, a limited partnership that funds energy-related investments.
Heating Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting the average of the high and low daily temperatures from 65.
ICRA	Implementation Cost Regulatory Asset.
IDBs	Industrial development revenue or pollution control revenue bonds.
IPS	Infinite Power Solutions, Inc., a company that develops thin-film batteries. Millennium owns 8.9% of IPS.
IRS	Internal Revenue Service.
ISO	Independent System Operator.
ITC	Investment Tax Credit.
kWh	Kilowatt-hour(s).

kV	Kilovolt(s).
LIBOR	London Interbank Offered Rate.
Luna	Luna Energy Facility.
Mark-to-Market Adjustments	Forward energy sales and purchase contracts that are considered to be derivatives are adjusted monthly by recording unrealized gains and losses to reflect the market prices at the end of each month.
MEG	Millennium Environment Group, Inc., a wholly-owned subsidiary of Millennium, which manages and trades emission allowances and related financial instruments.
MicroSat	MicroSat Systems, Inc. is a company formed to develop and commercialize small-scale satellites. Millennium currently owns 35%.
Millennium	Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UniSource Energy.
MMBtu	Million British Thermal Units.
Mortgage	TEP’s Indenture of Mortgage and Deed of Trust, dated as of December 1, 1992, to the Bank of New York, successor trustee, as supplemented.
Mortgage Bonds	Bonds issued under the Mortgage.
MW	Megawatt(s).
MWh	Megawatt-hour(s).
Navajo	Navajo Generating Station.
NOL	Net Operating Loss carryback or carryforward for income tax purposes.
PGA	Purchased Gas Adjuster, a retail rate mechanism designed to recover the cost of gas purchased for retail gas customers.
Phelps Dodge Decision	An Arizona Court of Appeals decision issued in 2005 that invalidated portions of the ACC’s Retail Electric Competition Rules.
PNM	Public Service Company of New Mexico.
PNMR	PNM Resources.
Powertrusion	POWERTRUSION International, Inc., a company owned 77% by Millennium, which manufactures lightweight utility poles.
PPFAC	Purchased Power and Fuel Adjustment Clause.
PWMT	Pinnacle West Marketing and Trading.
REST	Renewable Energy Standard and Tariff rules approved by the ACC in October 2006.
Repurchased Bonds	$221 million of fixed-rate tax-exempt bonds that TEP purchased from bondholders on May 11, 2005.
RTO	Regional Transmission Organization.
RUCO	Residential Utility Consumer Office.
Rules	Retail Electric Competition Rules.
Sabinas	Carboelectrica Sabinas, S. de R.L. de C.V., a Mexican limited liability company. Millennium owns 50% of Sabinas.
San Carlos	San Carlos Resources Inc., a wholly-owned subsidiary of TEP.
San Juan	San Juan Generating Station.
SES	Southwest Energy Solutions, Inc., a wholly-owned subsidiary of Millennium.
Settlement Agreement	TEP’s Settlement Agreement approved by the ACC in November 1999 that provided for electric retail competition and transition asset recovery.
SO2	Sulfur dioxide.
Springerville	Springerville Generating Station.
Springerville Coal Handling Facilities Leases	Leveraged lease arrangements relating to the coal handling facilities serving Springerville.
Springerville Common Facilities	Facilities at Springerville used in common with Springerville Unit 1 and Springerville Unit 2.
Springerville Common Facilities Leases	Leveraged lease arrangements relating to an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 1	Unit 1 of the Springerville Generating Station.
Springerville Unit 1 Leases	Leveraged lease arrangement relating to Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.

Springerville Unit 2	Unit 2 of the Springerville Generating Station.
Springerville Unit 3	Unit 3 of the Springerville Generating Station.
Springerville Unit 4	Unit 4 of the Springerville Generating Station.
SRP	Salt River Project Agricultural Improvement and Power District.
Sundt	H. Wilson Sundt Generating Station (formerly known as the Irvington Generating Station).
Sundt Lease	The leveraged lease arrangement relating to Sundt Unit 4.
Sundt Unit 4	Unit 4 of the H. Wilson Sundt Generating Station.
SWG	Southwest Gas Corporation.
TCRA	Termination Cost Regulatory Asset.
TEP	Tucson Electric Power Company, the principal subsidiary of UniSource Energy.
TEP Credit Agreement	Amended and Restated Credit Agreement between TEP and a syndicate of Banks, dated as of August 11, 2006.
TEP Guarantee Home Program	The TEP Home Guarantee Program provides incentives to new home builders to construct homes that meet high construction and energy-efficiency standards.
TEP Revolving Credit Facility	Revolving credit facility under the TEP Credit Agreement.
Therm	A unit of heating value equivalent to 100,000 British thermal units (Btu).
TOU	Time of use.
Track A	An order issued by the ACC in 2002 which granted a waiver from the requirement in TEP’s Settlement Agreement that TEP transfer its generating assets to a subsidiary.
TRA	Transition Recovery Asset, a $450 million regulatory asset established in TEP’s 1999 Settlement Agreement to be fully recovered by December 31, 2008.
Tri-State	Tri-State Generation and Transmission Association.
UED	UniSource Energy Development Company, a wholly-owned subsidiary of UniSource Energy, which engages in developing generation resources and other project development services and related activities.
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

PART I

This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995.  You should read forward-looking statements together with the cautionary statements and important factors included in this Form 10-K.  (See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Safe Harbor for Forward-Looking Statements).  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions.  Forward-looking statements are not statements of historical facts.  Forward-looking statements may be identified by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” and similar expressions.  We express our expectations, beliefs and projections in good faith and believe them to have a reasonable basis.  However, we make no assurances that management’s expectations, beliefs or projections will be achieved or accomplished.  In addition, UniSource Energy and TEP disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

ITEM 1. – BUSINESS

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

TEP, an electric utility, has provided electric service to the community of Tucson, Arizona, for over 100 years.  UES was established in 2003 when it acquired the Arizona gas and electric properties from Citizens.  UES, through its two operating subsidiaries, UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric), provides gas and electric service to 30 communities in Northern and Southern Arizona.  Millennium has existing investments in unregulated businesses; no new investments are planned in Millennium.  On March 31, 2006, Millennium sold its interest in Global Solar Energy, Inc. (Global Solar), its largest holding.  UED facilitated the expansion of the Springerville Generating Station and is currently developing the Black Mountain Generating Station (BMGS), a gas turbine project in Northern Arizona that, subject to ACC approval, is expected to provide energy to UNS Electric.

UniSource Energy was incorporated in the State of Arizona in 1995 and obtained regulatory approval to form a holding company in 1997.  In 1998, TEP and UniSource Energy exchanged shares of stock resulting in TEP becoming a subsidiary of UniSource Energy.  Following the share exchange, TEP transferred the stock of its subsidiary Millennium to UniSource Energy.

BUSINESS SEGMENT CONTRIBUTIONS

The table below shows the contributions to our consolidated after-tax earnings by our three business segments and Other net income (loss).

	2007	2006	2005
	-Millions of Dollars-
TEP	$ 53	$ 67	$ 49
UNS Gas	4	4	5
UNS Electric	5	5	5
Other (1)	(4)	(7)	(7)
Income Before Discontinued Operations and Cumulative Effect of Accounting Change	58	69	52
Discontinued Operations – Net of Tax (2)	-	(2)	(5)
Cumulative Effect of Accounting Change – Net of Tax	-	-	(1)
Consolidated Net Income	$ 58	$ 67	$ 46

(1) Includes: UniSource Energy parent company expenses; interest expense on the note payable from UniSource Energy to TEP in 2005 and 2006; income and losses from Millennium investments and UED,  interest expense (net of tax) on the UniSource Energy Convertible Senior Notes and on the UniSource Energy Credit Agreement in 2007 and 2006; and, 2005 includes costs associated with the proposed acquisition of UniSource Energy by an unrelated party.

(2) Relates to the discontinued operations of Global Solar.

See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Outlook and Strategies, for a discussion of our plans and strategies and Rates and Regulation, below, for the status of competition in Arizona.

References in this report to “we” and “our” are to UniSource Energy and its subsidiaries, collectively.

TEP ELECTRIC UTILITY OPERATIONS

TEP was incorporated in the State of Arizona in 1963.  TEP is the principal operating subsidiary of UniSource Energy.  In 2007, TEP’s electric utility operations contributed 77% of UniSource Energy’s operating revenues and comprised 80% of its assets.

SERVICE AREA AND CUSTOMERS

TEP is a vertically integrated utility that provides regulated electric service to more than 397,000 retail customers in Southeastern Arizona.  TEP’s service territory consists of a 1,155 square mile area and includes a population of over 1 million in the greater Tucson metropolitan area in Pima County, as well as parts of Cochise County.  TEP holds a franchise to provide electric distribution service to customers in the Cities of Tucson and South Tucson. These franchises expire in 2026 and 2017, respectively.  TEP also sells electricity to other utilities and power marketing entities in the Western U.S.

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

 In 2007, TEP’s average number of retail customers increased by approximately 2% and total retail kWh sales increased by 5%. The table below shows the percentage distribution of TEP’s energy sales by major customer class over the last three years.

	2007	2006	2005
Residential	42%	41%	41%
Commercial	21%	21%	21%
Non-mining Industrial	24%	25%	26%
Mining	10%	10%	9%
Public Authority	3%	3%	3%

TEP expects the number of its retail customers to increase 2% annually through 2012.  TEP’s historic customer growth rate averaged 2-3%; however, future projections are lower due to general economic conditions.  The retail energy consumption by customer class through 2010 is expected to be similar to the 2007 distribution.

In 2001, all of TEP’s retail customers became eligible to choose an alternative energy service provider (ESP), however by 2002, none of TEP’s retail customers were served by an alternate ESP.  Certain portions of the ACC rules that enabled ESPs to compete in the retail market were invalidated by an Arizona Court of Appeals decision in 2005. Unless and until the ACC clarifies the competition rules and ESPs offer to provide energy in TEP’s service area, it is not possible for TEP’s retail customers to use other energy providers.  Even if some of TEP’s retail customers are, in the future, able to choose other energy providers, the forecasted customer growth rates referred to above would continue to apply to TEP’s distribution business.  See Rates and Regulation, State, below.

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

TEP typically uses its own generation to serve the requirements of its retail and long-term wholesale customers.  Generally, TEP commits to future sales based on expected excess generating capability, forward prices and generation costs, using a diversified portfolio approach to provide a balance between long-term, mid-term and spot energy sales.  When TEP expects to have excess coal generating capacity and energy (usually in the first, second and fourth calendar quarters), its wholesale sales consist primarily of two types of sales:

(1)  Long-term sales contracts for periods of more than one year.  TEP currently has long-term contracts with three entities to sell firm capacity and energy:  Salt River Project Agricultural Improvement and Power District (SRP), which will expire in May 2016, the Navajo Tribal Utility Authority, which expires in December 2015, and the Tohono O’odham Utility Authority, which expires in August 2009.

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
•           environmental regulations and the cost of compliance;
•           transmission constraints;
•           the extent of electric utility restructuring in Arizona, California and other Western states;
•           FERC regulation of wholesale energy markets; and
•           the availability of hydropower.

See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Factors Affecting Results of Operations, Market Prices, for additional discussion of TEP’s wholesale marketing activities.

GENERATING AND OTHER RESOURCES

At December 31, 2007, TEP owned or leased 2,204 MW of net generating capability, as set forth in the following table:

					Net
	Unit		Date	Fuel	Capability	Operating	TEP’s Share
Generating Source	No.	Location	In Service	Type	MW	Agent	%	MW
Springerville Station(1)	1	Springerville, AZ	1985	Coal	380	TEP	100.0	380
Springerville Station	2	Springerville, AZ	1990	Coal	390	TEP	100.0	390
San Juan Station	1	Farmington, NM	1973	Coal	327	PNM	50.0	164
San Juan Station	2	Farmington, NM	1980	Coal	316	PNM	50.0	158
Navajo Station	1	Page, AZ	1974	Coal	750	SRP	7.5	56
Navajo Station	2	Page, AZ	1975	Coal	750	SRP	7.5	56
Navajo Station	3	Page, AZ	1976	Coal	750	SRP	7.5	56
Four Corners Station	4	Farmington, NM	1969	Coal	784	APS	7.0	55
Four Corners Station	5	Farmington, NM	1970	Coal	784	APS	7.0	55
Luna Energy Facility	1	Deming, NM	2006	Gas	570	PNM	33.3	190
Sundt Station	1	Tucson, AZ	1958	Gas/Oil	81	TEP	100.0	81
Sundt Station	2	Tucson, AZ	1960	Gas/Oil	81	TEP	100.0	81
Sundt Station	3	Tucson, AZ	1962	Gas/Oil	104	TEP	100.0	104
Sundt Station(1)	4	Tucson, AZ	1967	Coal/Gas	156	TEP	100.0	156
Internal Combustion Turbines		Tucson, AZ	1972	Gas/Oil	122	TEP	100.0	122
Internal Combustion Turbines		Tucson, AZ	2001	Gas	95	TEP	100.0	95
Solar Electric Generation		Springerville/ Tucson, AZ	2002-2005	Solar	5	TEP	100.0	5
Total TEP Capacity (2)								2,204

(1) Leased assets.

 (2) Excludes 860 MW of additional resources, which consist of certain capacity purchases and interruptible retail load. At December 31, 2007, total owned capacity was 1,668 MW and leased capacity was 536 MW.

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

Since entering into the Springerville leases, TEP has purchased a 14% equity ownership interest in the Springerville Unit 1 Leases and a 13% equity ownership interest in the Springerville Coal Handling Facilities Leases.

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

See Note 7 of Notes to Consolidated Financial Statements, Debt, Credit Facilities, and Capital Lease Obligations, and Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Tucson

Electric Power Company, Liquidity and Capital Resources, Contractual Obligations, for more information regarding the Springerville and Sundt leases.

Luna Energy Facility

The Luna Energy Facility (Luna), located in Southern New Mexico, is a 570 MW combined cycle plant and was completed in 2006. TEP’s one-third share of the plant’s capacity is 190 MW.  Luna allows TEP to displace some of its less efficient gas-fired generation and purchased power requirements and to make additional short-term energy sales in the wholesale market.

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

TEP typically uses purchased power, supplemented by generation from its gas-fired units, to meet the summer peak demands of its retail customers.  Some of these purchased power contracts are price indexed to natural gas prices. Due to its increasing seasonal gas and purchased power usage, TEP hedges a portion of its total natural gas exposure from plant fuel and gas-indexed purchased power with fixed price contracts for a maximum of three years.  TEP also purchases energy in the daily and hourly markets to meet higher than anticipated demands, to cover unplanned generation outages, or when it is more economical than generating its own energy.

TEP is a member of various regional reserve sharing, reliability and power sharing organizations.  These relationships allow TEP to call upon other utilities during emergencies, such as plant outages and system disturbances, and reduce the amount of reserves TEP is required to carry.

Springerville Units 3 and 4

Springerville Unit 3, which commenced commercial operation in July 2006, is a 400 MW coal-fired generating facility located at the same site as Springerville Units 1 and 2.  Tri-State is leasing 100% of Unit 3 from a financial owner.  TEP allocates a portion of the fixed costs of the existing common facilities to the additional generating unit.  TEP operates Unit 3 and receives annual pre-tax benefits in the form of transmission revenues, rental payments and other fees and cost savings.  As part of the project to develop Springerville Unit 3, Tri-State provided funding to improve sulfur dioxide scrubbers, low-nitrogen oxide burners and other emission control upgrades for Units 1 and 2, which were completed in 2005.

In May 2006, SRP announced its intention to build Unit 4, a 400 MW coal-fired generating facility at the same Springerville site.  Unit 4 is under construction and, under the terms of the existing siting permit, is required to be completed by December 31, 2009.  Prior to Unit 4’s completion, TEP may be required, along with Tri-State, to exercise best efforts to find a replacement purchaser for SRP to purchase 100 MW of capacity from Unit 3.  If TEP and Tri-State are unable to find such a replacement purchaser, TEP would then purchase 100 MW of output from Unit 4, beginning with the commercial operation of Unit 4.  Given the current level of wholesale power market prices, we believe it is unlikely that TEP would be required to find a replacement purchaser or to purchase SRP’s 100 MW.  See Item 7. – Management’s Discussion and Analysis of Financial Condition. Tucson Electric Power Company, Factors Affecting Results of Operations, Springerville Units 3 and 4.

Peak Demand and Resources

Peak Demand	2007	2006	2005	2004	2003
	-MW-
Retail Customers	2,386	2,365	2,225	2,088	2,060
Firm Sales to Other Utilities	369	331	342	187	171
Coincident Peak Demand (A)	2,755	2,696	2,567	2,275	2,231

Total Generating Resources	2,204	2,194	2,004	2,004	2,003
Other Resources (1)	785	719	788	454	486
Total TEP Resources (B)	2,989	2,913	2,792	2,458	2,489

Total Margin (B) – (A)	234	217	225	183	258
Reserve Margin (% of Coincident Peak Demand)	8%	8%	9%	8%	12%

(1) Other Resources include firm power purchases and interruptible retail and wholesale loads.

Peak demand occurs during the summer months due to the cooling requirements of TEP’s retail customers.  Retail peak demand has grown at an average annual rate of approximately 4% from 2003 to 2007, but can vary year-to-year due to weather, economic conditions and other factors.

The chart above shows the relationship over a five-year period between TEP’s peak demand and its energy resources.  TEP’s margin is the difference between total energy resources and coincident peak demand, and the reserve margin is the ratio of margin to coincident peak demand.  TEP maintains a minimum reserve margin in excess of 7% to comply with reliability criteria set forth by the Western Electricity Coordinating Council.  TEP’s actual reserve margin in 2007 was 8%.

Forecasted retail peak demand for 2008 is approximately 2,456 MW, compared with actual peak demand of 2,386 MW in 2007.  Except for certain peak hours during the summer, when TEP will acquire power in the spot market,  TEP believes it will have sufficient resources to meet expected demand in 2008 with its existing generation capacity and power purchase agreements.

Future Generating Resources

TEP will continue to add peaking resources to serve the Tucson area as needed based upon our forecasts of retail and firm wholesale load, as well as statewide transmission infrastructure.  TEP’s current forecast projects that additional import capacity and/or additional local generation resources of 75 to 150 MW will be required in the 2012 to 2015 time frame.

FUEL SUPPLY

Fuel Summary

Fuel cost and usage information is provided below:

	Average Cost per MMBtu			Percentage of Total Btu
		Consumed			Consumed
	2007	2006	2005	2007	2006	2005
Coal	$1.81	$1.69	$1.69	92%	94%	96%
Gas	$8.30	$7.03	$8.09	8%	6%	4%
All Fuels	$2.30	$2.03	$1.93	100%	100%	100%

Coal

TEP’s principal fuel for electric generation is low-sulfur, bituminous or sub-bituminous coal from mines in Arizona, New Mexico and Colorado.  The majority of its coal supplies are purchased under long-term contracts, which result in more predictable prices.  The average cost per ton of coal, including transportation, for 2007, 2006, and 2005 was $34.71, $32.36, and $32.43, respectively.

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

TEP Operated Generating Facilities

TEP is the sole owner (or lessee) and operator of the Springerville Units 1 and 2 and Sundt Unit 4 Generating Stations.  The coal supplies for the Springerville Units 1 and 2 are transported approximately 200 miles by railroad from Northwestern New Mexico.  TEP expects coal reserves to be sufficient to supply the estimated requirements for Springerville Units 1 and 2 for their presently estimated remaining lives.

The coal supply agreement for Sundt Unit 4 expired on December 31, 2006.  On December 28, 2006, TEP entered into agreements for the purchase and transportation of coal to Sundt Unit 4 through 2008.  The coal supplies are transported approximately 1,300 miles by railroad from Colorado.  The cost of coal and transportation under the new agreements increased $11 million or 79% compared with 2006, primarily due to significantly higher rail costs.

See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, UniSource Energy Consolidated, Contractual Obligations and Note 5 of Notes to Consolidated Financial Statements – Commitments and Contingencies, TEP Commitments, Purchase and Transportation Commitments.

Generating Facilities Operated by Others

TEP also participates in jointly-owned generating facilities at Four Corners, Navajo and San Juan.  Four Corners and San Juan are mine mouth generating stations located adjacent to the coal reserves.  Navajo coal supply is provided from a nearby coal mine and a dedicated rail delivery system.  The coal supplies are under long-term contracts administered by the operating agents.  TEP expects coal reserves available to these three jointly-owned generating facilities to be sufficient for the remaining lives of the stations.

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

TEP purchases gas from Southwest Gas Corporation (SWG) under a retail tariff for North Loop and under transportation agreements for DeMoss Petrie and Sundt.  TEP expects to complete a bypass of SWG and connect the Sundt plant directly to El Paso Natural Gas (EPNG) in the first quarter of 2008.  TEP has purchased capacity from EPNG for transportation from the Permian basin to its Sundt plant. TEP expects to enter into a five year contract with EPNG for transportation from the San Juan and Permian Basins to its Sundt plant after its current agreement expires on April 30, 2008.

TEP purchases gas transportation for Luna from EPNG from the Permian basin to the plant site.  The initial term of this agreement is from February 2006 to January 2009, with rights of first refusal for continuation thereafter.  TEP purchases gas for Luna from various suppliers in the Permian Basin region.

WATER SUPPLY

The Four Corners region of New Mexico, where the San Juan and Four Corners Generating Stations are located, experiences drought conditions periodically that could affect the water supply for these plants.  The operating agents for San Juan and Four Corners have negotiated supplemental water contracts with BHP Billiton and the Jicarilla Apache Nation to assist the generating plants in meeting their water requirements in the event of a shortage.

Drought conditions within the Southwestern United States, combined with increased water usage in Arizona, Nevada and Southern California, have caused water levels to recede at Lake Powell, which supplies operating water for the Navajo Generating Station.  TEP has a 7.5% ownership interest in Navajo Units 1, 2 and 3 (168 MW capacity).  Since 2005, the annual snow pack that supplies water flowing into Lake Powell has been sufficient to adequately increase the lake’s water levels.  A project is underway to lower the water intake structures to ensure adequate water supply is available in the event drought conditions adversely affect the water level at Lake Powell.  This project is expected to be completed in early 2009.

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

TEP is participating in the development of a 500 kV transmission line that will provide TEP with additional access to energy resources in the Palo Verde market.  Completion of this transmission line along with an associated 345 kV substation to interconnect to TEP’s existing 345 kV line between Phoenix and Tucson is expected in mid-2008.  In addition, TEP is participating in the continuation of this line to the Pinal Central substation, which further enhances TEP’s ability to access the region’s energy resources.

TEP has also invested in a new Static Var Compensator that will improve TEP’s ability to import energy while stabilizing voltage on its local transmission and distribution systems.  The device is expected to be operational in May 2008.

Tucson to Nogales Transmission Line

TEP and UNS Electric are parties to a project development agreement initiated in 2000 for the joint construction of a 62-mile transmission line from Tucson to Nogales, Arizona.  The project was initiated in response to an order by the ACC to improve reliability to UNS Electric’s retail customers in Nogales, Arizona.

Since receiving ACC approval of the location and construction of the proposed 345-kV transmission line along a specified route, TEP has been working to obtain all other required permits from state and federal agencies.

The Department of Energy has completed a Final Environmental Impact Statement (FEIS) for the project accepting any of the routes identified in the FEIS.  The U.S. Forest Service, however, prefers a route that was not approved by the ACC.

Based on the alternative proposals and passage of time since it approved the location of the line, in 2006 the Line Siting Committee of the ACC was directed to gather facts related to options for improving service reliability in Nogales, Arizona.  TEP continues to evaluate alternatives for improving service reliability in Nogales, Arizona.  In 2007, TEP met with major property owners and impacted governmental agencies along the proposed transmission line routes to discuss alternatives.

RATES AND REGULATION

The FERC and the ACC regulate portions of TEP’s utility accounting practices and electricity rates.  The FERC regulates the terms and prices of TEP’s transmission services and wholesale electricity sales.  TEP has a FERC tariff to sell power at market based rates.  The ACC has authority over rates charged to retail customers, the issuance of securities, and transactions with affiliated parties.

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

Settlement Agreement

In 1999, the ACC approved the Retail Electric Competition Rules (Rules) that provided a framework for the introduction of retail electric competition in Arizona, as well as the Settlement Agreement between TEP and certain customer groups related to the implementation of retail electric competition in Arizona.  See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Rates, for more information.

ACC Rate Proceeding

In July 2007, TEP filed three rate proposal methodologies with the ACC to establish new rates for TEP when the existing rate increase moratorium of the Settlement Agreement is lifted on January 1, 2009.  The proposed rate increases projected under the various methodologies range from 15%-23%.  TEP has requested the rate proposal proceeding be concluded within 18 months in order for a rate increase to be effective no later than January 1, 2009.

As part of this proceeding, all of TEP’s legal rights and claims arising out of the Settlement Agreement and the decision approving the Settlement Agreement are fully preserved.  See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Rates, for more information.

Arizona Court of Appeals Decision Invalidating Certain Retail Electric Competition Rules

In 2004, an Arizona Court of Appeals decision held invalid certain portions of the ACC Rules and related market pricing.  Based on this decision, we expect that the ACC will address the Rules in an administrative proceeding.  We cannot predict what changes, if any, the ACC will make to the Rules.  See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Competition, for more information.

TEP’S UTILITY OPERATING STATISTICS
	For Years Ended December 31,
	2007	2006	2005	2004	2003
Generation and Purchased Power – kWh (000)
Remote Generation (Coal)	11,001,318	10,854,710	10,059,315	10,159,729	10,182,706
Local Tucson Generation (Oil, Gas & Coal)	1,065,778	966,476	1,165,001	1,174,500	1,082,058
Purchased Power	2,046,864	1,680,495	1,638,737	1,322,084	1,153,305
Total Generation and Purchased Power	14,113,960	13,501,681	12,863,053	12,656,313	12,418,069
Less Losses and Company Use	921,024	885,120	806,168	821,008	778,285
Total Energy Sold	13,192,936	12,616,561	12,056,885	11,835,305	11,639,784

Sales – kWh (000)
Residential	4,004,797	3,778,369	3,633,226	3,459,750	3,389,744
Commercial	2,057,982	1,959,141	1,855,432	1,787,472	1,689,014
Industrial	2,341,025	2,278,244	2,302,327	2,226,314	2,245,340
Mining	983,173	924,898	842,881	829,028	701,638
Public Authorities	247,430	260,767	241,119	240,426	250,038
Total – Electric Retail Sales	9,634,407	9,201,419	8,874,985	8,542,990	8,275,774
Electric Wholesale Sales	3,558,529	3,415,142	3,181,900	3,292,315	3,364,010
Total Electric Sales	13,192,936	12,616,561	12,056,885	11,835,305	11,639,784

Operating Revenues (000)
Residential	$362,967	$343,459	$330,614	$315,402	$309,807
Commercial	213,364	203,284	192,966	186,625	175,559
Industrial	168,279	165,068	165,988	161,338	160,276
Mining	48,707	43,724	39,749	38,549	28,022
Public Authorities	18,332	18,935	17,559	17,427	17,839
Total – Electric Retail Sales	811,649	774,470	746,876	719,341	691,503
Electric Wholesale Sales	195,999	179,022	178,428	159,918	151,030
Other Revenues	62,855	35,502	12,166	10,039	9,018
Total Operating Revenues	$1,070,503	$988,994	$937,470	$889,298	$851,551

Customers (End of Period)
Residential	361,945	357,646	350,628	341,870	334,131
Commercial	34,759	34,104	33,534	32,923	32,369
Industrial	641	664	673	676	676
Mining	2	2	2	2	2
Public Authorities	61	61	61	61	61
Total Retail Customers	397,408	392,477	384,898	375,532	367,239

Average Retail Revenue per kWh Sold (cents)
Residential	9.1	9.1	9.1	9.1	9.1
Commercial	10.4	10.4	10.4	10.4	10.4
Industrial and Mining	6.6	6.6	6.5	6.5	6.4
Average Retail Revenue per kWh Sold	8.4	8.4	8.4	8.4	8.4

Average Revenue per Residential Customer	$1,009	$971	$954	$933	$937
Average kWh Sales per Residential Customer	11,129	10,681	10,484	10,231	10,249

ENVIRONMENTAL MATTERS

Air and water quality, resource extraction, waste disposal and land use are regulated by federal, state and local authorities.  TEP believes that all of its existing facilities are in compliance and will be in compliance with expected environmental regulations.

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

Title V of the CAAA requires that all of TEP’s generating facilities obtain more stringent air quality permits.  All TEP facilities (including those jointly owned and operated by others) have obtained these permits.  TEP received a new Title V permit for Springerville in 2006 and for Sundt in 2007.  TEP must pay an annual emission-based fee for each generating facility subject to a Title V permit.  These emission-based fees are included in the CAAA compliance expenses.  The CAAA also requires the EPA and other agencies to conduct multi-year studies of visibility impairment in specified areas and studies of hazardous air pollutants.  The results of these studies may impact the development of future regulation of electric utility generating units.

Mercury Emissions

In 2005, the EPA adopted regulations relating to mercury emissions requiring states to develop rules for implementing federal requirements.  Arizona adopted its mercury emission limits in 2007.  Based on these rules, emission control may be required at Springerville and Sundt by 2013. TEP expects the associated capital costs for this equipment to be approximately $6 million at these generating stations.  If the emission control equipment is installed, TEP expects the annual operating expenses to be approximately $3 million, once all installations are completed.

TEP is also monitoring the New Mexico and Navajo Nation mercury emission regulations affecting plants in which TEP has an ownership share.  TEP does not anticipate that additional controls will be required at any of these generating stations prior to 2015 in order to meet the existing state or federal limits.  However, under the terms of a 2005 settlement agreement between PNM, environmental activist groups, and the New Mexico Environment Department (PNM Consent Decree), the co-owners of San Juan Units 1 and 2 will install new equipment to reduce mercury emissions by December 31, 2009, based on the control technology used at San Juan Units 3 and 4.  TEP owns 50% of San Juan Units 1 and 2.

A recent federal court decision may require revisions to the existing mercury emissions regulations.  TEP will continue to review any changes to state and federal regulations required as a result of the recent decision and will comply with any revised regulations.  See Capital and Operating Costs, below for information regarding the costs of compliance with the PNM Consent Decree.

Greenhouse Gas Emissions

In April 2007, the Supreme Court ruled in Commonwealth of Massachusetts, et al v. EPA, that carbon dioxide (CO2) and other greenhouse gases are air pollutants under the Clean Air Act.  Based in part on this decision, federal, state and local regulatory bodies are considering the regulation of greenhouse gas emissions.  In addition, several pieces of legislation have been introduced at the federal level, but not yet acted upon, which propose to regulate greenhouse gas emissions.  Based on the number of competing legislative proposals and uncertainty in the regulatory process, the scope of such regulations and their effect on our operations cannot be determined.

Regional Haze

The EPA's Regional Haze Rule requires states to develop plans to restore visibility in Federal Class I Areas (such as parks, monuments and wilderness areas) to their natural conditions by 2064.  State plans could require pollution control upgrades at some of TEP’s power plants.  The level of control required, if any, will not be known until the state plans are submitted and approved by the EPA.  State plans are expected to be submitted to the EPA during 2008, and approved by the EPA during 2009.  If required, controls would need to be in place by 2013 or later.

TEP may incur additional costs to comply with future changes in federal and state environmental laws, regulations and permit requirements at existing electric generating facilities.  Compliance with these changes may reduce operating efficiency.

State Regulations

Arizona and New Mexico have adopted regulations restricting the emissions from existing and future coal, oil and gas-fired plants.  TEP believes that all existing generating facilities are in compliance with all existing state regulations.  These regulations are in some instances more stringent than those adopted by the EPA. The principal generating units of TEP are located relatively close to national parks, monuments, wilderness areas and Indian reservations.  These areas have relatively high air quality and TEP could be subject to control standards that relate to the “prevention of significant deterioration” of visibility and tall stack limitation rules.  See Note 5 of Notes to Consolidated Financial Statements, Commitments and Contingencies, TEP Contingencies, Litigation and Claims Related to San Juan Generating Station.

Renewable Energy Standard and Tariff

In June 2007, the Arizona Attorney General certified the Renewable Energy Standard and Tariff (REST) approved by the ACC in October 2006.  The REST rules require TEP and other affected utilities to generate or purchase at least 15% of their total annual retail energy requirements from renewable energy technologies by 2025, with smaller amounts required in earlier years starting with when the REST Implementation Plan and Tariff submitted by an affected utility is approved by the ACC.   The REST rules provide for recovery of above market costs a utility incurs in providing the renewable energy.

In October 2007, TEP filed a proposed REST Implementation Plan and Tariff with the ACC.  The filing contained two proposals: (1) a full compliance proposal that TEP estimates would require additional revenues of $24 million to cover the costs of meeting the 2008 REST requirements; and (2) a proposal based on the ACC’s sample REST tariff that would require additional revenues of $12 million to cover the proposal’s costs, but would not meet the residential portion of the 2008 REST requirements.  TEP’s REST Implementation Plan and Tariff are subject to ACC approval, which is expected to occur in mid-2008.

Capital and Operating Costs

TEP capitalized $7 million in 2007, $1 million in 2006, and $1 million in 2005 in construction costs to comply with environmental requirements and expects to capitalize $60 million in 2008 and $16 million in 2009.  The increase in environmental capital expenditures in 2008 and 2009 is due primarily to emission control upgrades to be made at San Juan.

TEP recorded expenses of $10 million in 2007, $10 million in 2006, and $11 million in 2005 related to environmental compliance, including the cost of lime used to scrub the stack gas.  TEP expects environmental expenses to be $11 million in 2008.  TEP may incur additional costs to comply with recent and future changes in federal and state environmental laws, regulations and permit requirements at existing electric generating facilities.  Compliance with these changes may result in a reduction in operating efficiency.

As a result of the PNM Consent Decree, the co-owners of San Juan are installing new pollution control equipment at the generating station to reduce mercury, particulate matter, NOx, and SO2 emissions.  The PNM Consent Decree includes stipulated penalties for non-compliance with specified emissions limits at San Juan.  In 2007, TEP’s share of potential stipulated penalties at San Juan was $2 million.  TEP’s share of stipulated penalties in 2006 was less than $0.5 million.  TEP expects its share of stipulated penalties at San Juan to approximate $1 million in 2008.  The new pollution control equipment is expected to be installed at the generating units that TEP jointly owns in 2008 and early 2009, and is designed to remedy all emission violations.

In order to meet Title V permit requirements in connection with the construction of Springerville Unit 3, between 2003 and 2005, the Springerville Unit 3 project paid approximately $63 million for upgrades to emission control equipment on Springerville Units 1 and 2; and from 2003 to 2007, paid approximately $32 million for improvements to Springerville common facilities.

UNS GAS

SERVICE TERRITORY AND CUSTOMERS

UNS Gas is a gas distribution company serving approximately 146,000 retail customers in Mohave, Yavapai, Coconino, and Navajo counties in Northern Arizona, as well as Santa Cruz County in Southeast Arizona.  These counties comprise approximately 50% of the territory in the state of Arizona, with a population of approximately 800,000 in 2007.  Average customer growth in 2007 was approximately 2%, which is lower than in previous years due to general economic conditions.

UNS Gas’ customer base is primarily residential.  Total revenues derived from residential customers were approximately 61% of total revenues in 2007, while sales to other retail customer classes accounted for approximately 29% of total revenues.  Approximately 10% of total revenues in 2007 were derived from gas transportation services and a Negotiated Sales Program (NSP).  UNS Gas supplies natural gas transportation service to the 600 MW Griffith Power Plant located near Kingman, Arizona, under a 20-year contract which expires in 2021.  UNS Gas also supplies natural gas to some of its large transportation customers through an NSP approved by the ACC.  One half of the margin earned on these NSP sales is retained by UNS Gas, while the other half benefits retail customers through a credit to the purchased gas adjustor (PGA) mechanism which reduces the gas commodity price.

In February 2008, UNS Gas and UED entered into a 20-year gas transportation agreement and a 20-year natural gas sales agreement, whereby UNS Gas will purchase natural gas for UED and transport to BMGS.

GAS SUPPLY AND TRANSMISSION

UNS Gas has a natural gas supply and management agreement with BP Energy Company (BP).  Under the contract, BP manages UNS Gas’ existing supply and transportation contracts and its incremental requirements.    UNS Gas gave BP notice of its intent to terminate this agreement in September 2008.  At that time, UNS Gas will directly manage its gas supply and transportation contracts. The market price for gas will continue to vary based upon the period during which the commodity is purchased.  UNS Gas hedges its gas supply prices by entering into fixed price forward contracts and financial swaps at various times during the year to provide more stable prices to its customers.  These purchases and hedges are made up to three years in advance with the goal of hedging at least 45% of the expected monthly gas consumption with fixed prices prior to entering into the month.

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

UNS Gas signed a separate transportation agreement with Transwestern for transportation capacity rights on the Phoenix Lateral Extension Line.  The 15-year agreement is expected to begin in late 2008, when construction of that pipeline is expected to be complete.  The average daily capacity right of UNS Gas will be 126,100 therms per day, with an average of 221,900 therms per day in the winter season (November through March).

See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, UNS Gas, Liquidity and Capital Resources, Contractual Obligations, UNS Gas Supply Contracts,  for more information.

RATES AND REGULATION

The ACC regulates UNS Gas with respect to retail gas rates, the issuance of securities, and transactions with affiliated parties.  UNS Gas’ retail gas rates include a monthly customer charge, a base rate charge for delivery services and the cost of gas (expressed in cents per therm), and a PGA.

Purchased Gas Adjustor

The PGA mechanism is intended to address the volatility of natural gas prices and allow UNS Gas to recover its actual commodity costs, including transportation, through a price adjustor.  The difference between UNS Gas’ actual gas and transportation costs and the cost of gas and transportation recovered through base rates is deferred and recovered or returned to customers through the PGA mechanism.  See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, UNS Gas, Factors Affecting Results of Operations, Rates and Regulation, Energy Cost Adjustment Mechanism, for more information.

2007 Rate Order

In November 2007, the ACC issued a final order in the UNS Gas rate case filed in July 2006, approving a $5 million, or 4% base rate increase.  New rates went into effect in December 2007. UNS Gas had requested a $9 million, or 7% base rate increases (over test year revenues) to recover the costs related to serving its growing customer base.  UNS Gas also received modifications to its PGA mechanism to help address problems posed by volatile gas prices.  See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, UNS Gas, Rates, for more information.

2008 Rate Case

On February 21, 2008, UNS Gas filed a rate case with the ACC.  UNS Gas is seeking a base rate increase of 7% or $10 million, based on a September 30, 2007 test year.  See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, UNS Gas, Rates, for more information.

ENVIRONMENTAL MATTERS

UNS Gas is subject to environmental regulation of air and water quality, resource extraction, waste disposal and land use by federal, state and local authorities.  UNS Gas believes that all existing facilities are in compliance with all existing regulations and will be in compliance with expected environmental regulations.

UNS ELECTRIC

SERVICE TERRITORY AND CUSTOMERS

UNS Electric is an electric transmission and distribution company serving approximately 90,000 retail customers in Mohave and Santa Cruz counties.  These counties had a combined population of approximately 250,000 in 2007.  Average customer growth in 2007 was approximately 3%, which is lower than in previous years due to general economic conditions.

UNS Electric’s customer base is primarily residential, with some small commercial and both light and heavy industrial customers.  Peak demand for 2007 was 417 MW.

POWER SUPPLY AND TRANSMISSION

Power Supply

UNS Electric has a full requirements power supply agreement with Pinnacle West Marketing and Trading (PWMT) which expires in May 2008.  The agreement obligates PWMT to supply all of UNS Electric’s power requirements at a fixed price.  Payments under the contract are usage based, with no fixed customer or demand charges.

UNS Electric is in the process of evaluating and securing power supply resources to ensure adequate resources are in place when its PWMT agreement expires.  In 2006 and 2007, UNS Electric entered into various power supply agreements for periods of one to five years beginning in June 2008.  In addition, as part of its general rate case filing, UNS Electric included a proposal to purchase the 90 MW Black Mountain Generating Station (BMGS) in 2008, which is under development by UED.  As of February 2008, UNS Electric had acquired approximately 76% of its total expected capacity needs for June 2008.  UNS Electric expects to have sufficient capacity needs in place when the PWMT agreement expires.  UNS Electric will rely on some short-term purchases to meet customer load requirements.

UNS Electric owns and operates the Valencia Power Plant (Valencia), located in Nogales, Arizona.  Valencia consists of four gas and diesel-fueled combustion turbine units and provides approximately 68 MW of peaking resources.  This includes a 20 MW unit installed in 2006.  The facility is directly interconnected with the distribution system serving the city of Nogales and the surrounding areas.

See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, UNS Electric, Liquidity and Capital Resources, Contractual Obligations and Other, UED, below for more information.

Transmission

UNS Electric imports the power it purchases from PWMT into its Mohave County and Santa Cruz County service territories over Western Area Power Administration’s (WAPA) transmission lines.  UNS Electric negotiated a network transmission service agreement for its primary transmission capacity agreement with WAPA for the Parker-Davis system that expires in May 2017.  UNS Electric also has a long-term electric point to point transmission capacity agreement with WAPA for the Southwest Intertie system that expires in 2011 and a point-to-point transmission capacity agreement with WAPA for the Parker-Davis system for service to Santa Cruz County that expired in February 2008.  UNS Electric is working with WAPA to extend the agreement.

UNS Electric plans to upgrade its existing 115 kV transmission line over time to improve the reliability of service in Santa Cruz County.

RATES AND REGULATION

UNS Electric is regulated by the ACC with respect to retail electric rates, quality of service, the issuance of securities, and transactions with affiliated parties, and by the FERC with respect to wholesale power contracts and interstate transmission service.  In 2007, UNS Electric was granted a FERC tariff to sell power at market based rates.  UNS Electric’s retail electric rates include a purchased power and fuel adjustment clause (PPFAC), which allows for UNS Electric to recover the actual costs of its power purchases.

General Rate Case

In December 2006, UNS Electric filed a general rate case to recover the costs related to serving its growing customer base.  UNS Electric is seeking a rate increase of 5.5% or $8.5 million.  See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, UNS Electric, Rates, for more information.

ENVIRONMENTAL MATTERS

UNS Electric is subject to environmental regulation of air and water quality, resource extraction, waste disposal and land use by federal, state and local authorities.  UNS Electric believes that all existing facilities are in compliance with all existing regulations and will be in compliance with expected environmental regulations.

Renewable Energy Standard and Tariff

In June 2007, the Arizona Attorney General certified the REST approved by the ACC in October 2006.  The REST rules require UNS Electric and other affected utilities to generate or purchase at least 15% of their total annual retail energy requirements from renewable energy technologies by 2025, with smaller amounts required in earlier years starting with when the REST Implementation Plan and Tariff submitted by an affected utility is approved by the ACC.  The REST rules provide for recovery of above market costs a utility incurs in providing the renewable energy.

In October 2007, UNS Electric filed a proposed REST Implementation Plan and Tariff with the ACC.  The filing contained two proposals: (1) a full compliance proposal that UNS Electric estimates would require additional revenues of $4 million to meet the 2008 REST requirements; and (2) a proposal based on the ACC’s sample

REST tariff that would require additional revenues of $2 million, but would not meet the residential portion of the 2008 REST requirements.  The REST Implementation Plan and Tariff are subject to ACC approval, which is expected to occur in mid-2008.

OTHER

UED

UED facilitated the expansion of the Springerville Generating Station and is currently developing the 90 MW gas-fired BMGS in Kingman, Arizona. Completion of the project is estimated to occur in May 2008.  Pending ACC approval, BMGS is expected to be used as a resource for UNS Electric. The project is expected to cost between $60 million and $65 million.

UED entered into a 20-year gas transportation agreement in January 2008 and a 20-year natural gas sales agreement in December 2007 with UNS Gas, whereby UNS Gas will purchase natural gas for UED and transport to BMGS.

Millennium Investments

Through affiliates, Millennium holds investments in unregulated energy and emerging technology companies.  At December 31, 2007, Millennium’s assets represented 3% of UniSource Energy’s total assets. UniSource Energy has ceased making loans or equity contributions to Millennium.  We anticipate that the funding for Millennium’s remaining commitments will be provided only out of existing Millennium cash or cash returns from Millennium investments.  See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Other, Liquidity and Capital Resources.

Consolidated Millennium Investments

Southwest Energy Solutions, Inc. (SES), a wholly-owned Millennium subsidiary, provides electrical contracting services in Arizona to commercial, industrial and governmental customers in both high voltage and inside wiring capacities.  SES also provides meter reading services to TEP and UNS Electric.

Equity Method Millennium Investments

Haddington Energy Partners II, LP (Haddington) is a limited partnership that funds energy-related investments.  As of December 31, 2007, Millennium had invested $15 million in Haddington since its inception, and received distributions of $15 million.  Millennium has no remaining commitment to Haddington.  Millennium’s total investment balance in Haddington at December 31, 2007 was $5 million.

Valley Ventures III, LP (Valley Ventures) is a venture capital fund that focuses on investments in information technology, microelectronics and biotechnology, primarily within the Southwestern U.S.  Millennium committed $6 million, including fees, to the fund and owns approximately 15% of the fund.  As of December 31, 2007, Millennium has not received any distributions from Valley Ventures and had $1 million remaining on this commitment, which is expected to be funded over the next one to two years.  Millennium’s total investment balance in Valley Ventures at December 31, 2007 was $5 million.

Carboelectrica Sabinas, S. de R.L. de C.V. (Sabinas) is a Mexican limited liability company created to develop up to 800 MW of coal-fired generation in the Sabinas region of Coahuila, Mexico.  Sabinas also owns 19.2% of Minerales de Monclova, S.A. de C.V. (Mimosa).  Mimosa is an owner of coal and associated gas reserves and a supplier of metallurgical coal to the Mexican steel industry and thermal coal to the major electric utility in Mexico.  Millennium owns 50% of Sabinas.  Altos Hornos de Mexico, S.A. de C.V. (AHMSA) and affiliates own the remaining 50%.  UniSource Energy’s Chairman, President and Chief Executive Officer is a member of the Board of Directors of AHMSA.  Since 1999, both AHMSA and Mimosa have been parties to a suspension of payments procedure, under applicable Mexican law, which is the equivalent of a U.S. Chapter 11 proceeding.  Millennium has the right to sell (a put option) its interest in Sabinas to an AHMSA affiliate for $20 million upon conclusion of its evaluation of Mimosa’s coal and associated gas reserves.  Millennium’s investment balance in Sabinas at December 31, 2007 was $14 million.

Discontinued Operations - Global Solar Energy

On March 31, 2006, Millennium completed the sale of its interest in Global Solar.  The operating results of Global Solar are reported as discontinued operations.

EMPLOYEES (As of December 31, 2007)

TEP had 1,306 employees, of which approximately 53% are represented by the International Brotherhood of Electrical Workers (IBEW) Local No. 1116.  A collective bargaining agreement between the IBEW and TEP expires in January 2009.

UNS Gas had 203 employees, of which 118 employees were represented by IBEW Local No. 1116 and 6 employees were represented by IBEW Local No. 387.  The agreements with the IBEW Local No. 1116 and No. 387 expire in June 2009 and February 2010, respectively.

UNS Electric had 168 employees, of which 27 employees were represented by the IBEW Local No. 387 and 112 employees were represented by the IBEW Local No. 769.  The existing agreement with the IBEW Local No. 387 expires in February 2010 and the agreement with IBEW Local No. 769 was ratified in August 2007 and expires in 2010.

SES had 274 employees, of which approximately 96% are represented by unions.  Of the employees represented by unions, 237 are represented by IBEW Local No. 1116 and 25 by IBEW Local No. 570.  The existing agreements with IBEW Local No. 1116 and IBEW Local No. 570 expire on December 31, 2009.

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

UniSource Energy does not expect to receive distributions from UNS Gas or UNS Electric over the next few years due to the need to apply internally generated funds to the growth of these businesses.

TEP does not have a purchased power and fuel adjustor clause (PPFAC), which could negatively impact TEP’s results of operations, net income and cash flows.

Increases in the cost of coal, gas and related transportation costs and purchased power necessary to serve TEP’s retail load are not passed through to TEP’s customers.  Operational failures or unplanned outages at TEP’s generating stations, especially during peak seasons, could result in unanticipated power purchases which could significantly increase the cost of serving TEP’s retail load.

In the event that purchased power or fuel costs increase, TEP could be adversely affected.

The operation of electric generating stations involves risks that could result in unplanned outages or reduced generating capability that could adversely affect TEP’s results of operations, net income and cash flows.

The operation of electric generating stations involves certain risks, including equipment breakdown or failure, interruption of fuel supply and lower than expected levels of efficiency or operational performance.  Unplanned outages, including extensions of planned outages due to equipment failure or other complications occur from time to time and are an inherent risk of our business.  If TEP’s generating stations operate below expectations, TEP could be adversely affected.

TEP may not receive an adequate rate increase effective January 2009, which could negatively impact TEP’s results of operations, net income and cash flows.

TEP’s current retail rates were established under a Settlement Agreement approved by the ACC in 1999.  Under the Settlement Agreement, TEP’s rates are capped until December 31, 2008.  There is disagreement between a number of participants in TEP’s rate proceedings regarding the interpretation of the Settlement Agreement, and as to how TEP’s rates for generation service will be determined beginning in 2009.  TEP believes the Settlement Agreement requires TEP to charge market-based generation service rates; other participants, including ACC Staff, disagree and have stated that the Settlement Agreement does not control how TEP’s rates for generation service will be established after 2008.

Since TEP’s rates were capped in 1999, the cost of serving TEP’s customers has risen significantly.  In a July 2007 filing with the ACC, TEP estimated that charging market-based rates for generation services would result in a projected rate increase of 22% over existing rates.  TEP also proposed two alternate methodologies for setting rates after December 31, 2008, which would result in projected rate increases ranging from 15%-23%.  If TEP does not receive adequate rate relief from the ACC, TEP’s results of operations, net income and cash flows could be negatively impacted.

TEP may be required to refund to customers approximately $65 million of revenues to be collected in 2008, which could negatively impact TEP’s results of operations, net income and cash flows.

According to a May 2007 order of the ACC, TEP’s current Standard Offer rates shall remain at their current level, including collection of the Fixed CTC, until the effective date of a final order in the rate proposal proceeding. The incremental revenue collected as a result of maintaining rates at their current level after the TRA is fully amortized in mid-2008 is estimated to be approximately $65 million.  This revenue shall accrue interest and shall be subject to refund or credit or other such mechanism to protect customers, as determined in the rate proposal docket; however, TEP does not expect to record these amounts as revenue until or unless the ACC issues a final order that authorizes TEP to retain any incremental revenue.  If TEP is unable to recognize these amounts as revenue in 2008, TEP’s net income will be reduced as will the amount of dividends it can pay to UniSource Energy in 2008.

UNS Electric may not be able to secure sufficient energy resources to serve its retail customers in 2009 and beyond.

At December 31, 2007, UNS Electric owned 68 MW of peaking generation resources.  As part of its general rate case filing, UNS Electric included a proposal to purchase the 90 MW gas-fired BMGS in 2008, which is under development by UED.  In 2007, UNS Electric’s peak retail demand was 417 MW.  Even if the ACC permits UNS Electric to acquire BMGS, UNS Electric will need to rely heavily on purchased power contracts to meet its retail energy demand.  UNS Electric cannot predict whether it will be able to obtain sufficient resources to meet its retail energy demand for 2009 and beyond.  UNS Electric’s cash flows and net income could be negatively impacted if UNS Electric is unable to secure adequate energy resources to sell to its retail customers.

UNS Electric may not receive ACC approval to acquire the BMGS, which could negatively impact UED’s results of operations, net income and cash flows.

In its December 2006 rate case filing, UNS Electric requested the ACC to approve the acquisition of the 90 MW BMGS combustion turbine project under development by UED and to include the cost of the project in rate base effective June 1, 2008.   The cost of BMGS is expected to be $60 million to $65 million.

If the ACC denies UNS Electric’s request, UED may need to sell BMGS to a third party or enter into a purchased power contract or contracts to sell the output of BMGS.  Regional wholesale energy markets and the demand for generating assets can be unpredictable.  UED could be adversely affected if it is not able to recover the costs of BMGS.

UNS Electric may be required to post margin under its power supply agreements which could negatively impact its liquidity.

UNS Electric is in the process of evaluating and securing power supply resources to replace the full requirements power supply agreement which expires in May 2008.  The agreements under which UNS Electric contracts for such resources include requirements to post credit enhancement in the form of cash or letters of credit under certain circumstances, including changes in market prices which affect contract values, or a change in the creditworthiness of UNS Electric.

In order to post such credit enhancement, UNS Electric would have to use available cash, draw under its revolving credit agreement, or issue letters of credit under its revolving credit agreement.  The maximum amount UNS Electric may use under its revolving credit facility is $45 million.  As of February 26, 2008, UNS Electric had $15 million available to borrow under its revolving credit facility.  If UNS Electric is required to use its revolving credit facility to post collateral, it would negatively impact UNS Electric’s ability to fund its capital requirements.

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

UniSource Energy has no operations of its own and derives all of its revenues and cash flow from its subsidiaries.  At December 31, 2007, total debt (including capital lease obligations net of investments in lease debt) to total capitalization for UniSource Energy and its subsidiaries was 71%.  The substantial amount of indebtedness of UniSource Energy and its subsidiaries:

•
requires UniSource Energy and its subsidiaries to dedicate a substantial portion of their cash flow to pay principal and interest on its debt, which could reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes; and

•
could limit UniSource Energy and its subsidiaries’ ability to borrow additional amounts for working capital, capital expenditures, acquisitions, dividends, debt service requirements, execution of its business strategy or other purposes.

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

TEP may renew the leases or purchase the assets when the leases expire at various times between 2011 and 2021.  The renewal and purchase options for Springerville Unit 1 and Sundt Unit 4 are generally for fair market value as determined at that time, whereas fixed purchase price options exist for the coal handling and common facilities leases.  Upon expiration of the coal handling and common facilities leases (whether at the end of the initial term or any renewal term), TEP has the obligation under agreements with the Springerville Units 3 and 4 owners to purchase such facilities, and each of the owners of Springerville Units 3 and 4 has the obligation to purchase from TEP a 14% and 17% interest, respectively, in these facilities.

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

Existing environmental regulations may be revised or new regulations may be adopted or become applicable to UniSource Energy’s utility subsidiaries.  Compliance with existing or new environmental laws and regulations can result in increased capital, operating and other costs.  The U.S. Congress is considering the regulation of greenhouse gas emissions.  At this time, we are unable to predict whether any such regulations will be adopted, the scope of such regulations or how any such regulations could affect our operations.

TEP is also contractually obligated to pay a portion of its environmental reclamation costs at generating stations in which it has a minority interest and possibly at the mines that supply these generating stations.  While TEP has recorded the portion of its costs that can be determined at this time, the total costs for final reclamation at these sites are unknown and could be substantial.

TEP or UNS Electric may not be able to secure adequate right-of-way to construct transmission lines and may be required to find alternate ways to provide adequate sources of energy and maintain reliability in TEP and UNS Electric’s service areas.

TEP and UNS Electric rely on federal, state and local governmental agencies to secure right-of-way and siting permits to construct transmission lines.  If adequate right-of-way and siting permits to build new transmission lines cannot be secured:

•	TEP and UNS Electric may need to rely on more costly alternatives to provide energy to their customers;
•	TEP and UNS Electric may not be able to maintain reliability in their service areas; or
•	TEP and UNS Electric’s ability to provide electric service to new customers may be negatively impacted.

TEP may be required to redeem significant amounts of its outstanding tax-exempt bonds.

TEP has financed a portion of its utility plant assets with tax-exempt bonds for which the exemption from income taxes requires that the financed facilities be used for the local furnishing of electric energy.  Approximately $359 million of these bonds were outstanding as of December 31, 2007.  Various events, including, in certain circumstances, the formation of an RTO or an independent system operator, asset divestitures, changes in tax laws or changes in system operations, could require TEP to redeem or defease some or all of these bonds which would likely require the issuance and sale of higher cost taxable debt securities in the same or a greater principal amount.

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

If TEP does not receive required approvals or if we abandon the project, it may be required to expense a portion of the $11 million it has incurred through December 31, 2007, in land acquisition, engineering and environmental expenses.  In such an event, TEP or UNS Electric may be required to make additional expenditures to improve reliability.  In the event TEP or UNS Electric are not able to recover such expenditures, their results of operations and net income could be adversely affected.

ITEM 2. – PROPERTIES

TEP PROPERTIES

TEP’s transmission facilities, located in Arizona and New Mexico, transmit electricity from TEP’s remote electric generating stations at Four Corners, Navajo, San Juan, Springerville and Luna to the Tucson area for use by TEP’s retail customers (see Item 1. – Business – Generating and Other Resources).  The transmission system is interconnected at various points in Arizona and New Mexico with a number of regional utilities.  TEP has arrangements with approximately 120 companies to interchange generation capacity and transmission of energy.

As of December 31, 2007, TEP owned or participated in an overhead electric transmission and distribution system consisting of:

•	512 circuit-miles of 500-kV lines;
•	1,098 circuit-miles of 345-kV lines;
•	365 circuit-miles of 138-kV lines;
•	469 circuit-miles of 46-kV lines; and
•	2,623 circuit-miles of lower voltage primary lines.

The underground electric distribution system is comprised of 4,242 cable-miles.  TEP owns approximately 60% of the poles on which the lower voltage lines are located.  Electric substation capacity consisted of 101 substations with a total installed transformer capacity of 7,052,267 kilovolt amperes.

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

See Note 7 of Notes to Consolidated Financial Statements, Debt, Credit Facilities, and Capital Lease Obligations and Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Liquidity and Capital Resources, Contractual Obligations, for additional information on TEP’s capital lease obligations.

UES PROPERTIES

UNS Gas

As of December 31, 2007, UNS Gas’ transmission and distribution system consisted of approximately 58 miles of steel transmission mains, 4,309 miles of steel and plastic distribution mains, and 151,438 customer service lines.

UNS Electric

As of December 31, 2007, UNS Electric’s transmission and distribution system consisted of approximately 56 circuit-miles of 115-kV transmission lines, 252 circuit-miles of 69-kV transmission lines, and 3,510 circuit-miles of underground and overhead distribution lines.  UNS Electric also owns 40 substations having a total installed capacity of 1,685,050 kilovolt amperes and the 65 MW Valencia plant.

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

UED PROPERTIES

As of December 31, 2007, UED owned a 90 MW gas-fired generation facility under construction in Kingman, Arizona, known as BMGS, that is expected to be completed by the end of May 2008.  BMGS is located on property that is owned by UNS Electric and currently licensed or leased to UED.

ITEM 3 – LEGAL PROCEEDINGS

See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Factors Affecting Operations, for litigation related to ACC orders and retail competition.

We discuss legal proceedings in Note 5 of Notes to Consolidated Financial Statements, Commitments and Contingencies.

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON EQUITY

Stock Trading

UniSource Energy’s Common Stock is traded under the ticker symbol UNS and is listed on the New York Stock Exchange.  On February 26, 2008, the closing price was $27.07, with 10,618 shareholders of record.  UniSource Energy did not purchase any shares of its Common Stock during the fourth quarter of 2007.

Dividends

UniSource Energy’s Board of Directors currently expects to continue to pay regular quarterly cash dividends on our Common Stock subject, however, to the Board’s evaluation of our financial condition, earnings, cash flows and dividend policy.

UniSource Energy is the sole shareholder of TEP’s common stock and relies on dividends from its subsidiaries, primarily TEP, to declare and pay dividends.  The TEP Board of Directors typically declares a dividend at the end of each year.

See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, UniSource Energy Consolidated, Dividends on Common Stock.

Common Stock Dividends and Price Ranges

	2007			2006
Quarter:	Market Price per		Dividends	Market Price per		Dividends
	Share of Common		Declared	Share of Common		Declared
	Stock (1)			Stock (1)
	High	Low		High	Low

First	$ 39.17	$ 35.46	$ 0.225	$ 32.73	$ 29.90	$ 0.21
Second	39.94	33.10	0.225	31.54	29.47	0.21
Third	33.72	27.66	0.225	35.17	31.04	0.21
Fourth	32.66	29.14	0.225	37.46	36.95	0.21
Total			$ 0.900			$ 0.84

(1) UniSource Energy’s Common Stock price as reported in the consolidated reporting system.

On February 27, 2008, UniSource Energy declared a cash dividend of $0.24 per share on its Common Stock.  The dividend will be paid March 21, 2008 to shareholders of record at the close of business March 10, 2008.

TEP declared and paid cash dividends to UniSource Energy of $53 million in 2007, $62 million in 2006, and $46 million in 2005.

Convertible Senior Notes

In 2005, UniSource Energy issued $150 million of 4.50% Convertible Senior Notes due 2035.  Each $1,000 of Convertible Senior Notes is convertible into 26.6667 shares of our Common Stock at any time, representing a conversion price of approximately $37.50 per share of our Common Stock, subject to adjustment in certain circumstances.  See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, UniSource Energy Consolidated, Liquidity and Capital Resources, Financing Activities.

Issuer Purchases of Common Equity

UniSource Energy did not purchase any of its common stock during 2007, 2006 or 2005.

ITEM 6. – SELECTED CONSOLIDATED FINANCIAL DATA

UniSource Energy	2007	2006	2005	2004	2003
	- In Thousands -
	(except per share data)
Summary of Operations
Operating Revenues (1)	$1,381,373	$1,308,141	$1,224,056	$1,164,988	$970,651
Income Before Discontinued Operations and Accounting Change (1)	$58,373	$69,243	$52,253	$50,982	$53,942
Net Income (1) (2)	$58,373	$67,447	$46,144	$45,919	$113,941

Basic Earnings per Share:
Before Discontinued Operations & Accounting Change	$1.64	$1.96	$1.51	$1.49	$1.60
Net Income	$1.64	$1.91	$1.33	$1.34	$3.37

Diluted Earnings per Share:
Before Discontinued Operations & Accounting Change	$1.57	$1.85	$1.44	$1.45	$1.57
Net Income	$1.57	$1.80	$1.28	$1.31	$3.32

Shares of Common Stock Outstanding
Average	35,486	35,264	34,798	34,380	33,828
End of Year	35,315	35,190	34,874	34,255	33,788

Year-end Book Value per Share	$19.54	$18.59	$17.69	$16.95	$16.47
Cash Dividends Declared per Share	$0.90	$0.84	$0.76	$0.64	$0.60

Financial Position
Total Utility Plant – Net	$2,407,295	$2,259,620	$2,171,461	$2,081,137	$2,069,215
Investments in Lease Debt and Equity	152,544	181,222	156,301	170,893	178,789
Other Investments and Other Property	70,677	66,194	58,468	68,846	90,137
Total Assets	$3,185,716	$3,187,409	$3,180,211	$3,186,936	$3,135,013

Long-Term Debt	$993,870	$1,171,170	$1,212,420	$1,257,595	$1,286,320
Non-Current Capital Lease Obligations	530,973	588,771	665,737	701,931	762,968
Common Stock Equity	690,075	654,149	616,741	580,718	556,472
Total Capitalization	$2,214,918	$2,414,090	$2,494,898	$2,540,244	$2,605,760

Selected Cash Flow Data
Net Cash Flows From Operating Activities	$322,766	$282,659	$273,883	$306,979	$263,396

Capital Expenditures	$(245,366)	$(238,261)	$(203,362)	$(166,861)	$(135,731)
Other Investing Cash Flows	27,961	(7,820)	32,794	10,672	(215,001)
Net Cash Flows From Investing Activities	$(217,405)	$(246,081)	$(170,568)	$(156,189)	$(350,732)

Net Cash Flows From Financing Activities	$(119,229)	$(77,016)	$(112,664)	$(98,028)	$97,674

Ratio of Earnings to Fixed Charges (3)	1.68	1.73	1.55	1.48	1.44

(1) In 2003, Operating Revenues, Income Before Discontinued Operations and Accounting Change and Net Income include results from UES for the period from August 11, 2003 to December 31, 2003.

(2) Net Income includes an after-tax loss for discontinued operations of $2 million in 2006, $5 million in 2005, $5 million in 2004 and $7 million in 2003.  Net income includes an after-tax loss of $0.6 million for the Cumulative Effect of Accounting Change from the implementation of FIN 47 in 2005 and an after-tax gain of $67 million for the Cumulative Effect of Accounting Change from the implementation of FAS 143 in 2003.

(3) For purposes of this computation, earnings are defined as pre-tax earnings from continuing operations before minority interest, or income/loss from equity method investments, plus interest expense, and amortization of debt discount and expense related to indebtedness.  Fixed charges are interest expense, including amortization of debt discount and expense on indebtedness.

See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

TEP	2007	2006	2005	2004	2003
	-Thousands of Dollars-
Summary of Operations
Operating Revenues	$1,070,503	$988,994	$937,470	$889,298	$851,551
Income Before Accounting Change	53,456	66,745	48,893	46,127	61,442
Net Income (1)	$53,456	$66,745	$48,267	$46,127	$128,913

Financial Position
Total Utility Plant – Net	$1,957,506	$1,887,387	$1,866,622	$1,816,782	$1,832,156
Investments in Lease Debt and Equity	152,544	181,222	156,301	170,893	178,789
Other Investments and Other Property	35,460	30,161	27,013	23,393	41,285
Total Assets	$2,573,036	$2,623,063	$2,617,219	$2,742,168	$2,767,047

Long-Term Debt	$682,870	$821,170	$821,170	$1,097,595	$1,126,320
Non-Current Capital Lease Obligations	530,714	588,424	665,299	701,405	762,323
Common Stock Equity	577,349	554,714	558,646	414,510	406,054
Total Capitalization	$1,790,933	$1,964,308	$2,045,115	$2,213,510	$2,294,697

Selected Cash Flow Data
Net Cash Flows From Operating Activities	$264,112	$227,228	$243,013	$275,151	$260,989

Capital Expenditures	$(162,539)	$(156,180)	$(149,906)	$(129,505)	$(121,854)
Other Investing Cash Flows	25,414	(25,786)	21,001	3,743	11,408
Net Cash Flows From Investing Activities	$(137,125)	$(181,966)	$(128,905)	$(125,762)	$(110,446)

Net Cash Flows From Financing Activities	$(120,088)	$(78,984)	$(173,882)	$(101,444)	$(141,059)

Ratio of Earnings to Fixed Charges (2)	1.75	1.84	1.60	1.52	1.51

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

See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Adjusted EBITDA and Net Cash Flows from Operating Activities

UniSource Energy	2007	2006	2005	2004
	- Millions of Dollars -
Adjusted EBITDA (non-GAAP)	$461	$470	$445	$444
Net Cash Flows - Operating Activities (GAAP)	$323	$283	$274	$307
Net Cash Flows - Investing Activities (GAAP)	$(217)	$(246)	$(170)	$(156)
Net Cash Flows - Financing Activities (GAAP)	$(119)	$(77)	$(113)	$(98)

TEP	2007	2006	2005	2004
	- Millions of Dollars -
Adjusted EBITDA (non-GAAP)	$409	$420	$400	$411
Net Cash Flows - Operating Activities (GAAP)	$264	$227	$243	$275
Net Cash Flows - Investing Activities (GAAP)	$(137)	$(182)	$(129)	$(126)
Net Cash Flows - Financing Activities (GAAP)	$(120)	$(79)	$(174)	$(101)

Reconciliation of Adjusted EBITDA to Cash Flows from Operating Activities

UniSource Energy	2007	2006	2005	2004
	- Millions of Dollars -
Adjusted EBITDA (non-GAAP) (1)	$461	$470	$445	$444
Amounts from the Income Statements:
Less: Income Taxes	(39)	(44)	(38)	(37)
Total Interest Expense	(138)	(152)	(160)	(168)
Changes in Assets and Liabilities and Other Non-Cash Items	39	9	27	68
Net Cash Flows - Operating Activities (GAAP)	$323	$283	$274	$307
Net Cash Flows - Investing Activities (GAAP)	$(217)	$(246)	$(170)	$(156)
Net Cash Flows - Financing Activities (GAAP)	$(119)	$(77)	$(113)	$(98)
Net Increase (Decrease) in Cash and Cash Equivalents (GAAP)	$(14)	$(40)	$(9)	$53

TEP	2007	2006	2005	2004
	- Millions of Dollars -
Adjusted EBITDA (non-GAAP) (1)	$409	$420	$400	$411
Amounts from the Income Statements:
Less: Income Taxes	(36)	(42)	(34)	(35)
Total Interest Expense	(117)	(127)	(140)	(157)
Changes in Assets and Liabilities and Other Non-Cash Items	8	(24)	17	56
Net Cash Flows - Operating Activities (GAAP)	$264	$227	$243	$275
Net Cash Flows - Investing Activities (GAAP)	$(137)	$(182)	$(129)	$(126)
Net Cash Flows - Financing Activities (GAAP)	$(120)	$(79)	$(174)	$(101)
Net Increase (Decrease) in Cash and Cash Equivalents (GAAP)	$7	$(34)	$(60)	$48

(1) Adjusted EBITDA was calculated as follows:

UniSource Energy	2007	2006	2005	2004
	- Millions of Dollars -
Net Income (GAAP)	$58	$67	$46	$46
Amounts from the Income Statements:
Less: Discontinued Operations	-	(2)	(5)	(5)
Cumulative Effect of Accounting Change	-	-	(1)	-
Plus: Income Taxes	39	44	38	37
Total Interest Expense	138	152	160	168
Depreciation and Amortization	141	131	133	132
Amortization of Transition Recovery Asset	78	66	56	50
Depreciation Included in Fuel and Other O&M
Expense (See Note 16 of Notes to Consolidated
Financial Statements)	7	8	6	6
Adjusted EBITDA (non-GAAP)	$461	$470	$445	$444

TEP	2007	2006	2005	2004
	- Millions of Dollars -
Net Income (GAAP)	$53	$67	$48	$46
Amounts from the Income Statements:
Less: Cumulative Effect of Accounting Change	-	-	(1)	-
Plus: Income Taxes	36	42	34	35
Total Interest Expense	117	127	140	157
Depreciation and Amortization	120	112	115	117
Amortization of Transition Recovery Asset	78	66	56	50
Depreciation Included in Fuel and Other O&M
Expense (See Note 16 of Notes to Consolidated
Financial Statements)	5	6	6	6
Adjusted EBITDA (non-GAAP)	$409	$420	$400	$411

Net Debt, Total Debt and Capital Lease Obligations - TEP

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

As of December 31,	2007	2006	2005	2004
	- Millions of Dollars -
Net Debt (non-GAAP)	$1,306	$1,335	$1,379	$1,684
Total Debt and Capital Lease Obligations (GAAP)	$1,411	$1,468	$1,535	$1,855
Reconciliation of Total Debt and Capital Lease Obligations to Net Debt

As of December 31,	2007	2006	2005	2004
	- Millions of Dollars -
Long-Term Debt	$683	$821	$821	$1,098
Current Portion – Long-Term Debt	138	-	-	2
Total Debt (GAAP)	821	821	821	1,100

Capital Lease Obligations	531	588	665	701
Current Portion – Capital Lease Obligations	59	59	49	54
Total Debt and Capital Lease Obligations (GAAP)	1,411	1,468	1,535	1,855

Investment in Lease Debt	(105)	(133)	(156)	(171)
Net Debt (non-GAAP)	$1,306	$1,335	$1,379	$1,684

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UniSource Energy and its three primary business segments and includes the following:

•	outlook and strategies,
•	operating results during 2007 compared with 2006, and 2006 compared with 2005,
•	factors which affect our results and outlook,
•	liquidity, capital needs, capital resources, and contractual obligations,
•	dividends, and
•	critical accounting policies.

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

On March 31, 2006, Millennium sold its interest in Global Solar Energy, Inc. (Global Solar), its largest holding.  At December 31, 2007, the investment in Millennium represented 3% of UniSource Energy’s Total Assets.

UNISOURCE ENERGY CONSOLIDATED

OUTLOOK AND STRATEGIES

Our financial prospects and outlook for the next few years will be affected by many competitive, regulatory and economic factors.  Our plans and strategies include the following:

•
Obtain ACC approval of a rate increase for TEP, effective January 2009, that resolves the uncertainty surrounding TEP’s rates for generation service after 2008, while providing adequate revenues to cover the rising cost of serving TEP’s customers and preserving TEP’s benefits under the Settlement Agreement;

•	Obtain ACC approval of rate increases for UNS Gas and UNS Electric to provide adequate revenues to cover the rising cost of providing service to their customers;

•	Efficiently manage our generation, transmission and distribution resources and seek ways to control our operating expenses while maintaining and enhancing reliability, safety and profitability;

•
Diversify TEP’s portfolio of generating and purchased power resources, along with programs to expand renewable energy sources and demand side management,  to meet growing retail energy demand and respond to wholesale market opportunities;

•
Expand UNS Electric’s portfolio of generating and purchased power resources to substitute for the May 2008 expiration of the full requirements contract with Pinnacle West Marketing and Trading (PWMT) and to meet growing retail energy demand;

•	Enhance the value of existing generation assets by working with Salt River Project to support the construction of Springerville Unit 4;

•	Enhance the value of TEP’s transmission system while continuing to provide reliable access to generation for TEP and UNS Electric’s retail customers and market access for all generating assets;

•	Continue to develop synergies between UNS Gas, UNS Electric and TEP;

•	Improve UniSource Energy’s and TEP’s ratio of common equity to total capitalization; and

•	Promote economic development in our service territories.

While we believe that our plans and strategies will continue to have a positive impact on our financial prospects and position, we recognize that we continue to be highly leveraged, and as a result, our access to the capital markets may be limited or more expensive than for less leveraged companies.

RESULTS OF OPERATIONS

Executive Overview

UniSource Energy recorded Income Before Discontinued Operations and Cumulative Effect of Accounting Change of $58 million in 2007, $69 million in 2006 and $52 million in 2005.  Net Income of $67 million in 2006 reflects a $2 million loss from discontinued operations; net income of $46 million in 2005 reflects a $5 million loss from discontinued operations and a $1 million loss from the cumulative effect of an accounting change.

2007 Compared With 2006

The decrease in UniSource Energy’s net income in 2007 is due primarily to higher fuel and purchased power costs.  Coal-related fuel expense at TEP was higher due primarily to a new rail and coal contract for Sundt Unit 4 that took effect at the beginning of 2007.  Hot summer weather and planned coal plant outages at TEP during the first quarter put upward pressure on gas-related fuel costs and purchased power costs.  Other factors impacting UniSource Energy’s net income in 2007 included higher TRA amortization expense at TEP and increased operations and maintenance costs.

On March 31, 2006, Millennium sold Global Solar for $16 million in cash and an option to purchase, under certain conditions, 5% to 10% of Global Solar in the future. In the first quarter of 2006, UniSource Energy recorded an after-tax loss of approximately $2 million related to the discontinued operations and disposal of Global Solar.
See Other Non-Reportable Segments, Results of Operations, Discontinued Operations – Global Solar, below.

2006 Compared With 2005

The improvement in UniSource Energy’s results in 2006 compared with 2005 was due primarily to: the higher availability of TEP’s coal-fired generating plants; the start of commercial operations at Luna in April 2006; retail customer growth at TEP; interest savings related to various financing activities in 2005 and 2006; and the commencement of commercial operation of Springerville Unit 3 in August 2006.  See Tucson Electric Power Company, Results of Operations, below, and Tucson Electric Power Company, Liquidity and Capital Resources, Financing Activities, below.

CONTRIBUTION BY BUSINESS SEGMENT

The table below shows the contributions to our consolidated after-tax earnings by our three business segments and Other net income (loss).

	2007	2006	2005
	-Millions of Dollars-
TEP	$ 53	$ 67	$ 49
UNS Gas	4	4	5
UNS Electric	5	5	5
Other (1)	(4)	(7)	(7)
Income Before Discontinued Operations and Cumulative Effect of Accounting Change	58	69	52
Discontinued Operations – Net of Tax (2)	-	(2)	(5)
Cumulative Effect of Accounting Change – Net of Tax	-	-	(1)
Consolidated Net Income	$ 58	$ 67	$ 46

(1) Includes: UniSource Energy parent company expenses; UniSource Energy parent company interest expense (net of tax) on the UniSource Energy Convertible Senior Notes and on the UniSource Energy Credit Agreement; in the first nine months of 2005, interest expense (net of tax) on the note payable from UniSource Energy to TEP; and income and losses from Millennium investments and UED.

(2) Relates to the discontinued operations of Global Solar.

LIQUIDITY AND CAPITAL RESOURCES

UniSource Energy Consolidated Cash Flows

	2007	2006	2005
	-Millions of Dollars-
Cash provided by (used in):
Operating Activities	$ 323	$ 283	$ 274
Investing Activities	(217)	(246)	(170)
Financing Activities	(119)	(77)	(113)

UniSource Energy’s consolidated cash flows are provided primarily from retail and wholesale energy sales at TEP, UNS Gas and UNS Electric, net of the related payments for fuel and purchased power.  Generally, cash from operations is lowest in the first quarter and highest in the third quarter due to TEP’s summer peaking load.  Cash used for investing activities is primarily a result of capital expenditures at TEP, UNS Gas and UNS Electric.  In 2006, cash used for investing activities was higher due to TEP’s purchase of a 14% interest in Springerville Unit 1.  Cash used for financing activities can fluctuate year-to-year depending on:  repayments and borrowings under revolving credit facilities; debt issuances or retirements; capital lease payments by TEP; and dividends paid by UniSource Energy to its shareholders.

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

Balances As of February 26, 2008	Cash and Cash Equivalents	Borrowings under Revolving Credit Facility(3)	Amount Available under Revolving Credit Facility
	-Millions of Dollars-
UniSource Energy stand-alone	$ 2	$ 33	$ 37
TEP	19	70	80
UNS Gas	8	10	20 (1)
UNS Electric	6	30	15 (1)
Other	31 (2)	NA	NA
Total	$ 66

(1) Currently, either UNS Gas or UNS Electric may borrow up to a maximum of $45 million, but the total combined amount borrowed cannot exceed $60 million.
(2) Includes cash and cash equivalents at Millennium.
(3) Includes LOCs issued under Revolving Credit Facilities

Executive Overview

Operating Activities

In 2007, net cash flows from operating activities were $40 million higher than 2006.  The increase is primarily due to higher retail kWh sales in TEP’s service territory, operating receipts received by TEP related to Springerville Unit 3, lower income taxes paid and lower interest paid on capital lease obligations.

Investing Activities

Net cash used for investing activities was $29 million lower in 2007 compared with 2006, primarily because in 2006, TEP used $48 million to purchase lease equity related to Springerville Unit 1.  This was partially offset by the $16 million in proceeds that UniSource Energy received in 2006 related to the sale of Global Solar.  In addition, capital expenditures were higher in 2007 due primarily to the construction of BMGS by UED, as well as overall utility system growth.

Forecasted Capital Expenditures

Business Segment	2008	2009	2010	2011	2012
	-Millions of Dollars-
TEP	$307	$249	$284	$295	$223
UNS Gas	26	24	21	24	25
UNS Electric	45	40	33	41	40
Other(1)	15	-	-	-	-
UniSource Energy Consolidated	$393	$313	$338	$360	$288

(1) Represents capital expenditures by UED related to the 90 MW BMGS that is currently under construction in Kingman, Arizona, in UNS Electric’s service area.  The project is expected to be completed by May 2008.

Capital expenditures of $1.4 billion for 2008 through 2011 are expected to be $187 million, or 15% higher than forecasted amounts reported in 2007.  This increase is the result of several factors including: higher material and construction costs; the need to increase high-voltage transmission capacity into TEP’s service territory; the reinforcement and expansion of distribution facilities; environmental upgrades to generating facilities; generation needs for UNS Electric and customer growth in UniSource Energy’s utility service territories.

Financing Activities

Net cash flows used for financing activities were $42 million higher in 2007 compared with 2006, primarily due to higher net repayments on revolving credit facilities and higher scheduled payments on capital lease obligations by TEP.

As a result of the activities described above, our consolidated cash and cash equivalents decreased to $90 million at December 31, 2007, from $104 million at December 31, 2006.  We invest cash balances in high-grade money market securities with an emphasis on preserving the principal amounts invested.

UniSource Energy Credit Agreement

The UniSource Credit Agreement consists of a $30 million amortizing term loan facility and a $70 million revolving credit facility and matures in August 2011.

Principal payments of $1.5 million on the outstanding term loan are due quarterly, with the balance due at maturity.  At December 31, 2007, there was $21 million outstanding under the term loan facility and $20 million outstanding under the UniSource Energy revolving credit facility at a weighted average interest rate of 6.27%.

We have the option of paying interest on the term loan and on borrowings under the revolving credit facility at adjusted LIBOR plus 1.25% or the sum of the greater of the federal funds rate plus 0.5% or the agent bank’s reference rate and 0.25%.

The UniSource Credit Agreement restricts additional indebtedness, liens, mergers, sales of assets, and certain investments and acquisitions.  We must also meet: (1) a minimum cash flow to debt service coverage ratio for UniSource Energy on a standalone basis and (2) a maximum leverage ratio on a consolidated basis. We may pay dividends if, after giving effect to the dividend payment, we have more than $15 million of unrestricted cash and unused revolving credit.  As of December 31, 2007, we were in compliance with the terms of the UniSource Credit Agreement.

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

In August 2008, TEP and UNS Electric will have long-term debt maturities of $138 million and $60 million, respectively.  Both companies expect to refinance the maturing debt with new debt issuances prior to August 2008.

For more information concerning liquidity and capital resources, see Tucson Electric Power Company, Liquidity and Capital Resources, below, UNS Gas, Liquidity and Capital Resources, UNS Electric, Liquidity and Capital Resources, and Other Non-Reportable Segments, Liquidity and Capital Resources, below.

Guarantees and Indemnities

In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries.  We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis.  The most significant of these guarantees at December 31, 2007 were:

•	UES’ guarantee of senior unsecured notes issued by UNS Gas ($100 million) and UNS Electric ($60 million);
•	UES’ guarantee of the $60 million UNS Gas/UNS Electric revolver; and
•	UniSource Energy’s guarantee of approximately $2 million in building lease payments for UNS Gas. In January 2008, UniSource Energy was released from a $3 million guarantee on behalf of UNS Gas.

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

Contractual Obligations

The following chart displays UniSource Energy’s consolidated contractual obligations by maturity and by type of obligation as of December 31, 2007.

UniSource Energy’s Contractual Obligations - Millions of Dollars -
Payment Due in Years Ending December 31,	2008	2009	2010	2011	2012	2013 and after	Other	Total
Long Term Debt
Principal(1)	$204	$6	$6	$428	$-	$555	$-	$1,199
Interest(2)	62	44	45	42	32	506	-	731
Capital Lease Obligations(3):
Springerville Unit 1(4)	82	30	57	83	85	231	-	568
Springerville Coal Handling	18	15	17	19	23	56	-	148
Sundt Unit 4	12	13	14	-	-	-	-	39
Springerville Common	5	5	5	5	10	135	-	165
Operating Leases	2	2	2	1	-	2	-	9
Purchase Obligations(5):
Coal and Rail Transportation(6)	87	78	78	44	37	216	-	540
Purchase Power(7)	66	83	39	15	8	8	-	219
Electric Generating Turbines	13	-	-	-	-	-	-	13
Transmission	6	5	5	3	2	7	-	28
Gas(8)	84	51	29	11	3	26	-	204
Other Long-Term Liabilities(9):
Pension & Other Post Retirement Obligations(10)	15	5	5	6	6	32	-	69
San Juan Pollution Control Equipment(11)	58	15	-	-	-	-	-	73
Acquisition of Springerville Coal Handling and Common Facilities(12)	-	-	-	-	-	226	-	226
Unrecognized Tax Benefits(13)	-	-	-	-	-	-	12	12
Total Contractual Cash Obligations	$714	$352	$302	$657	$206	$2,000	$12	$4,243

(1)  Includes quarterly principal payments due on the term loan facility in UniSource Energy’s Credit Agreement and amounts outstanding under the UniSource Energy and UNS Electric revolving credit facilities.  TEP’s variable rate IDBs are backed by letters of credit issued pursuant to TEP’s Credit Agreement which expires in August 2011.  Although the variable rate IDBs mature between 2018 and 2022, the above maturity reflects a redemption or repurchase of such bonds in 2011 as though the letters of credit terminate without replacement upon expiration of the TEP Credit Agreement.
 (2)  Includes letter of credit and remarketing fees on variable rate debt.  The interest rates for variable rate debt are estimated using Eurodollar futures rates for an approximation of LIBOR.  For variable rate IDBs, a discount is applied to estimated LIBOR based on the historical discount the IDBs have had to LIBOR.  Excludes interest on revolving credit facilities.
(3)  Beginning with commercial operation of Springerville Unit 3 in September 2006, Tri-State is reimbursing TEP for various operating costs related to the common facilities on an ongoing basis, including 14% of the Springerville Common Lease payments and 17% of the Springerville Coal Handling Facilities Lease payments.  Similar reimbursement obligations are required after Springerville Unit 4 is constructed.  TEP remains the obligor under these capital leases.  Capital Lease Obligations do not reflect any reduction associated with this reimbursement.
(4) Annual payments under the Springerville Unit 1 lease vary in accordance with the amortization schedules of the debt underlying the capital lease, with significantly larger principal payments occurring in 2008, 2011, and 2012.
(5)  Purchase obligations reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable.   The total amount paid under these contracts depends on the quantity purchased and transported.  TEP and UES’ requirements are expected to be in excess of these minimums.  UniSource Energy has excluded open purchase orders of approximately $19 million expected to be fulfilled in 2008.
(6) On average, TEP expects to spend $214 million annually for the purchase and transportation of coal through 2012.
(7) Includes TEP and UNS Electric’s forward power purchases.
(8) Amounts include TEP and UNS Gas’ fixed price forward gas purchases and firm transportation agreements with EPNG and Transwestern. Incremental gas purchases are excluded as prices and volumes vary.  Amounts also exclude swap agreements which are marked to market on a monthly basis and do not include any minimum payment obligation.  TEP and UNS Gas entered into forward gas purchases for 2008 through 2011 totaling $9 million subsequent to December 31, 2007, which are excluded from the table above.
(9)  Excludes TEP’s liability for final environmental reclamation at the coal mines which supply the remote generating stations.  TEP estimates its undiscounted final reclamation liability is $47 million with reclamation beginning in 2028.  See Note 5.  Also excludes asset retirement obligations expected to occur through 2066.  Also, excludes Millennium’s equity commitments totaling $1 million over two years to fund a subsidiary (Valley Ventures III and Valley Ventures III Annex) as suitable investments are identified.
 (10)  These obligations represent TEP and UES’ minimum required contributions to pension plans in 2008 and TEP’s expected postretirement benefit costs to cover medical and life insurance claims as determined by the plans’ actuaries.  TEP and UES do not know and have not included pension contributions beyond 2008 due to the significant impact that returns on plan assets and changes in discount rates might have on such amounts.  TEP funds the postretirement benefit plan on a pay-as-you-go basis.
(11)  These obligations represent TEP’s share of the cost of new pollution control equipment based on its ownership of San Juan.  Under a settlement agreement signed in March 2005 with the New Mexico Environmental Department and environmental activist groups, the co-owners of San Juan will install new technology at the generating station to reduce mercury, particulate matter, NOx, and SO2 emissions.  In addition, TEP’s share of increased operating and maintenance costs associated with the new technologies is expected to be approximately $1 million per year over the next 10 years.
(12)  TEP has agreed with the owners of Springerville Units 3 and 4 that, upon expiration of the Springerville Coal Handling Facilities and Common Leases, TEP will exercise its fixed price purchase option under such lease and  acquire the leased facilities.  The fixed prices to acquire such facilities will be $120 million in 2015, $38 million in 2017, and $68 million in 2021.  Upon such acquisitions by TEP, each of the owners of Springerville Unit 3 and Unit 4 have the obligation to purchase from TEP a 17% interest in the Springerville Coal Handling Facilities and a 14% interest in the Springerville Common Facilities.
(13)  As a result of adopting FIN 48 on January 1, 2007, TEP recorded a liability for uncertain tax positions.  At December 31, 2007, TEP’s liability totals $12 million.  TEP is unable to estimate when its liability for uncertain tax positions will be settled.  Tax years 2002 through 2006 are open under federal, Arizona and New Mexico statutes.

We have reviewed our contractual obligations and provide the following additional information:

•	We do not have any provisions in any of our debt or lease agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.
•	None of our contracts or financing arrangements contains acceleration clauses or other consequences triggered by changes in our stock price.

Dividends on Common Stock

On February 27, 2008, UniSource Energy declared a first quarter cash dividend of $0.24 per share on its Common Stock.  The first quarter dividend, totaling approximately $9 million, will be paid March 21, 2008 to shareholders of record at the close of business March 10, 2008.  During 2007, UniSource Energy paid quarterly dividends to its shareholders of $0.225 per share; for all of 2007, total dividends paid were $32 million.  In 2006, UniSource Energy paid quarterly dividends to its shareholders of $0.21 per share; for all of 2006, total dividends paid were $29 million.

Income Tax Position

At December 31, 2007, UniSource Energy and TEP had, for federal and state income tax filing purposes, the following carryforward amounts:

	UniSource Energy		TEP
	Amount	Expiring	Amount	Expiring
	-Millions of Dollars-	Year	-Millions of Dollars-	Year
Capital Loss	$ 4	2010-2011	$ -	-
AMT Credit	41	-	27	-

Internal Revenue Service Matters

On its 2002 tax return, TEP filed for an automatic change in accounting method relating to the capitalization of indirect costs to the production of electricity and self-constructed assets.  The new accounting method was also used on the 2003 and 2004 returns for TEP, UNS Gas and UNS Electric.

In 2005, the Internal Revenue Service (IRS) issued a ruling limiting the ability of electric and gas utilities to use the new accounting method.  As a result, TEP, UNS Gas and UNS Electric amended their 2002, 2003 and 2004 Federal and state tax returns to remove the benefit previously claimed using the accounting method and remitted tax and interest of $31 million for TEP and $1 million for UNS Gas and UNS Electric to the IRS and state tax authorities.   Based on settlement guidelines relating to the accounting method that were issued by the IRS in March 2007, TEP, UNS Gas and UNS Electric have settled this issue with the IRS.  The company recorded the effects of the settlement in December 2007 by recognizing $2 million in interest income related to the settlement.  The company anticipates receiving $12 million in taxes and interest during 2008 which will have no impact on the overall tax provision or on net income.

TUCSON ELECTRIC POWER COMPANY

RESULTS OF OPERATIONS

The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis.  The following discussion relates to TEP’s utility operations, unless otherwise noted.

2007 Compared with 2006

TEP recorded net income of $53 million in 2007 compared with $67 million last year.  The following factors contributed to the decrease:

•	a $7 million increase in total operating revenues less fuel and purchased power expense due to the following:

•	a $37 million increase in retail revenues due to hot weather during the third quarter, cool weather during the first quarter and customer growth;

•
a $17 million increase in wholesale revenues.   Wholesale revenues in 2007 and 2006 included $8 million and $3 million, respectively, of transmission revenues related to Springerville Unit 3.  Wholesale revenues also benefited from higher short-term wholesale sales activity;

•
a $27 million increase in other revenues due primarily to fees and reimbursements received from Tri-State for fuel and O&M costs related to Springerville Unit 3 and reimbursements received from SRP for expenses related to Springerville Unit 4; offset by:

•
a $40 million increase in purchased power expense due to increased retail energy demand during the third quarter, higher short-term wholesale activity and expenses related to the 100 MW purchased power contract with Tri-State that commenced in September 2006 and ended August 1, 2007; and

•
a $34 million increase in fuel expense due to an increase in gas-fired generating output, as well as increases in coal and rail expenses.  See Operating Expenses, Fuel and Purchased Power Expense, below.

Other factors impacting the results for 2007 include:

•
a $13 million increase in O&M expense due in part to planned maintenance outages at San Juan Unit 2 and Springerville Unit 2 during the first quarter of 2007.  Other factors contributing to higher O&M include a full year of operating expenses at Luna, and expenses related to Springerville Units 3 and 4 that TEP incurred and for which TEP received reimbursement from Tri-State and SRP.  TEP’s O&M expense in 2007 included $24 million related to Springerville Units 3 and 4, compared with $9 million last year.  O&M expense in 2007 was partially offset by a pre-tax gain of $15 million related to the sale of excess SO2 Emission Allowances, compared with a pre-tax gain of $7 million in the same period last year;

•	a $12 million increase in the amortization of TEP’s Transition Recovery Asset (TRA);

•	a $7 million increase in depreciation and amortization due primarily to additions to plant in service; and

•
a $10 million decrease in total interest expense due to lower balances on capital lease obligations.  In addition, interest expense in 2006 included an interest payment to the IRS for proposed adjustments to previously filed tax returns and the write-off of fees related to the amendment of TEP’s Credit Agreement.

In 2007, the net pre-tax benefit recognized by TEP related to Springerville Unit 3 for operating fees, a construction bonus and a reduction in its share of the common costs was $13 million.  See Tucson Electric Power Company, Factors Affecting Results of Operations Springerville Units 3 and 4, below.

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

In 2006, the net pre-tax benefit recognized by TEP related to Springerville Unit 3 for operating fees and its share of the common costs was $4 million.

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

	Sales			Operating Revenue
	2007	2006	2005	2007	2006	2005
	-Millions of kWh-			-Millions of Dollars-
Electric Retail Sales:
Residential	4,005	3,778	3,633	$363	$343	$331
Commercial	2,058	1,959	1,856	214	203	193
Industrial	2,341	2,278	2,302	168	165	166
Mining	983	925	843	49	44	40
Public Authorities	247	261	241	18	19	17
Total Electric Retail Sales	9,634	9,201	8,875	812	774	747
Electric Wholesale Sales Delivered:
Long-term Contracts	1,101	1,076	1,188	56	51	55
Other Sales	2,458	2,340	1,994	125	117	115
Transmission	-	-	-	15	11	8
Total Electric Wholesale Sales	3,559	3,416	3,182	196	179	178
Total Electric Sales	13,193	12,617	12,057	$1,008	$953	$925

Weather Data:
Cooling Degree Days	1,517	1,371	1,529
10-Year Average	1,424	1,414	1,426

Heating Degree Days	1,506	1,295	1,257
10-Year Average	1,497	1,487	1,488

2007 Compared with 2006

Total revenues from kWh sales to retail customers increased by $38 million, or 5%, in 2007 compared with 2006, due to hot summer weather, cooler temperatures during the winter months and customer growth.  Cooling degree days were 11% higher than last year and 7% above the 10-year average; heating degree days were 16% higher than last year and 2% above the 10-year average.

Wholesale revenues increased $17 million in 2007 compared with last year.  Wholesale revenues included $8 million in transmission revenues related to Springerville Unit 3 in 2007 and $3 million in 2006.  Wholesale kWh sales increased 3%; however, margins on wholesale sales were lower due to a 6% decrease in the average market price of wholesale energy.  See Factors Affecting Results of Operations,, Market Prices, below.

Mark-to-Market Adjustments on Trading Activity

The table below summarizes the net unrealized gains (losses) on TEP’s forward sales and purchases of energy.  The net unrealized gain (loss) on forward sales and purchases of energy is presented on the income statement in wholesale revenues.  Amounts for 2007 are based on the market price of energy as of December 31, 2007.

	2007	2006	2005
	-Millions of Dollars-
Net Unrealized Gain (Loss) on Forward Sales of Energy	$(8)	$ 7	$ 1
Net Unrealized (Loss) Gain on Forward Purchases of Energy	8	(6)	(2)
Net Unrealized Gain (Loss)	$ -	$ 1	$ (1)

2006 Compared with 2005

Total revenues from kWh sales to retail customers increased by $28 million, or 4%, in 2006 compared with 2005, due primarily to customer growth.

Wholesale revenues increased $9 million in 2006 compared with 2005.  In 2006, wholesale revenues included $3 million in transmission revenues related to Springerville Unit 3 and a $6 million increase in net unrealized gain due to mark-to-market adjustments on forward sales.  Wholesale kWh sales increased 8% primarily due to the higher availability of TEP’s coal plants; however, margins on wholesale sales were lower due to a 16% decrease in the average market price of wholesale energy.  TEP’s margins on wholesale sales were higher in 2005, as hurricane activity in the Gulf of Mexico boosted market prices for wholesale energy in the last six months of the year.  See Factors Affecting Results of Operations, Market Prices, below.

Operating Expenses

2007 Compared with 2006

Fuel and Purchased Power

TEP’s fuel and purchased power expense, and energy resources for 2007, 2006 and 2005 are detailed below:

	Generation			Expense
	2007	2006	2005	2007	2006	2005
	-Millions of kWh-			-Millions of Dollars-
Coal-Fired Generation
Four Corners	717	812	783	$12	$12	$11
Navajo	1,283	1,215	1,221	21	17	16
San Juan	2,306	2,486	2,484	53	56	53
Springerville	5,914	5,827	5,572	96	96	94
Sundt 4	750	623	787	25	14	16
Total Coal-Fired Generation	10,970	10,963	10,847	$207	$195	$190
Gas-Fired Generation
Luna	782	516	-	46	24	-
Other Units	306	334	368	33	31	36
Total Gas-Fired Generation	1,088	850	368	79	55	36
Solar and Other Generation	9	9	9	-	-	-
Total Generation (1)	12,067	11,822	11,224	286	250	226
Total Purchased Power	2,047	1,680	1,639	140	100	133
Total Resources	14,114	13,502	12,863	$426	$350	$359
Less Line Losses and Company Use	921	885	806
Total Energy Sold	13,193	12,617	12,057

(1) Fuel expense in 2007 and 2006 excludes $5 million and $8 million, respectively, related to Springerville Unit 3; the fuel costs incurred on behalf of Unit 3 are recorded in Fuel Expense and the reimbursement by Tri-State is recorded in Other Revenue.

Despite similar output from TEP’s coal-fired generating units compared with last year, total coal-related fuel expense was $12 million, or 6% higher than 2006.  Higher coal and rail costs at Sundt Unit 4 and higher mining costs at Navajo were partially offset by $8 million of settlement benefits and year-end adjustments associated with mining costs at San Juan.

As a result of higher retail demand, TEP used Luna to help offset the amount of purchased power needed to serve peak demand during the summer months.  Gas-fired generation increased by 28% and gas-related fuel expense was $24 million higher than 2006 due to the availability of Luna for all of 2007 and higher retail energy demand.

Higher retail energy demand, increased wholesale sales activity and energy purchased from Tri-State under a purchased power agreement contributed to an increase in power purchases of 458,000 MWh, or 27%, compared with last year.  Purchased power expense increased by $40 million as a result of the higher purchase volumes and demand charges associated with the Tri-State purchased power contract.

The table below shows TEP’s average resource cost per kWh generated and purchased:

	2007	2006	2005
	-cents per kWh-
Coal	1.89	1.78	1.75
Gas*	7.26	6.69	9.78
Purchased Power	6.84	5.95	8.11
All Sources - Average	3.02	2.59	2.79

*In 2006, the average cost of gas generation per kWh excludes test energy produced at Luna and its associated fuel costs.

TRA Amortization

TRA amortization was $12 million higher in 2007 compared with 2006.  Amortization of the TRA is the result of the Settlement Agreement with the ACC, which changed the accounting method for TEP’s generation operations.  This item reflects the recovery, through 2008, of transition recovery assets which were previously regulatory assets of the generation business.  The amount of amortization is a function of the TRA balance and total kWh consumption by TEP’s distribution customers.  TEP expects the TRA balance of $24 million at December 31, 2007 to be fully amortized in May 2008. See Factors Affecting Results of Operations, TEP Rate Proposal Filing, Fixed CTC, below.

Operating Expenses

2006 Compared with 2005

Fuel and Purchased Power

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

Despite a 4% increase in purchased energy volumes, purchased power expense was $24 million, or 18%, lower due to a decrease in average wholesale energy prices in 2006 as well as fewer short-term purchases during the summer months when market prices for wholesale energy are typically higher.  In September 2006, TEP began purchasing energy from Tri-State under a 100 MW purchased power agreement that was terminated August 1, 2007.

TRA Amortization

TRA amortization increased $10 million in 2006.  See 2007 Compared with 2006, TRA Amortization, above for further explanation of the TRA.

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

FACTORS AFFECTING RESULTS OF OPERATIONS

Competition

Retail

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

Wholesale

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

The Rules and the Settlement Agreement established:

•	a period from November 1999 through 2008 for TEP to transition its generation assets from a cost of service based rate structure to a market, or competitive, rate structure;
•	the recovery through rates during the transition period of $450 million of stranded generation costs through a fixed competitive transition charge (Fixed CTC);
•	capped rates for TEP retail customers through 2008;
•	an ACC interim review of TEP retail rates in 2004;
•	unbundling of electric services with separate rates or prices for generation, transmission, distribution, metering, meter reading, billing and collection, and ancillary services;
•	a process for ESPs to become licensed by the ACC to sell generation services at market prices to TEP retail customers;
•	access for TEP retail customers to buy market priced generation services from ESPs beginning in 2000 (currently, no TEP customers are purchasing generation services from ESPs); and
•	transmission and distribution services would remain subject to regulation on a cost of service basis.

We believe that the Settlement Agreement contemplates that TEP’s retail rates for generation service be market-based beginning on January 1, 2009.

Track A Proceeding

During 2002 and 2003, the ACC reexamined circumstances that had changed since it approved the Rules in 1999.  One issue, called Track A, related primarily to the divestiture of generation.

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

2004 General Rate Case Information

In June 2004, as required by the Settlement Agreement, TEP filed general rate case information with the ACC.  TEP’s filing did not propose any change in retail rates at that time and, under the terms of the Settlement Agreement, no rate case filed by TEP through 2008 may result in a net rate increase.  However, absent the restriction on raising rates, TEP believes that the data in its filing would have justified an increase in retail rates of 16%.

The general rate case information used a historical test year ended December 31, 2003 and established, based on TEP’s Standard Offer service, excluding the $0.009 per kWh Fixed CTC, that TEP was experiencing a revenue deficiency of $111 million.  None of the intervenor testimony filed proposed any decrease to TEP’s rates.  Testimony filed by the ACC Staff, RUCO and Arizonans for Electric Choice and Competition indicated revenue deficiencies, excluding Fixed CTC revenue, for TEP of $67 million, $32 million and $38 million, respectively.  In 2005, the ALJ issued a procedural order suspending the remaining testimony filing deadlines and hearing in the 2004 rate review.

TEP Rate Proceeding

Beginning in May 2005, TEP filed a series of pleadings requesting the ACC to resolve the uncertainty surrounding the methodology that will be applied to determine TEP’s rates for generation service after 2008.  TEP filed the pleadings in response to the Arizona Court of Appeals’ ruling related to retail competition and market pricing and a lack of agreement by a number of participants in TEP’s rate proceedings on rate methodology after 2008.  TEP believes that the Settlement Agreement contemplated market based rates for generation service after 2008; other participants, including ACC Staff, disagree and have stated that the Settlement Agreement does not control how TEP’s rates for generation service will be established after 2008.

Procedural Schedule

In February 2008, the ACC modified the schedule for TEP’s rate proceeding.  ACC Staff and intervenor testimony is due February 29, 2008.  The remainder of the procedural schedule is as follows:

Date
TEP rebuttal to intervenor testimony	April 1, 2008
ACC Staff and intervenor surrebuttal testimony	April 24, 2008
TEP rejoinder testimony	May 7, 2008
Hearings before ALJ	May 12, 2008

In accordance with an ACC order in this proceeding, TEP filed the three rate proposal methodologies described below, with the ACC to establish new rates for TEP when the existing rate increase moratorium of the Settlement Agreement is lifted on January 1, 2009.  At this time, TEP cannot predict whether any of the proposed methodologies will be adopted by the ACC or when the ACC will issue its final order.

As part of this proceeding, all of TEP’s legal rights and claims arising out of the Settlement Agreement and the decision approving the Settlement Agreement are fully preserved.  If TEP does not receive adequate rate relief from the ACC, TEP’s results of operations, net income and cash flows could be negatively impacted.  In that case, TEP may initiate legal proceedings against i) the ACC, and other parties, for breach of the Settlement Agreement and, ii) against the ACC for inadequate rates.

Fixed CTC and Incremental Revenue
According to a May 8, 2007 order of the ACC, TEP’s current Standard Offer rates shall  remain at their current level, including continued collection of an amount equivalent to the Fixed CTC ($0.009 per kWh), until the effective date of a final order in the rate proposal proceeding.  The incremental revenue collected as a result of continuing to collect an amount equivalent to the Fixed CTC after it would otherwise terminate (estimated to be $65 million) shall accrue interest and shall be subject to refund or credit or other such mechanism to protect customers, as determined in the rate proposal docket.

An ACC decision regarding TEP’s rate proceeding is expected in the fourth quarter of 2008.  Prior to an ACC decision, the revenues will not be recognized as income because the revenues collected are subject to refund.  Consequently, second and third quarter earnings are expected to be substantially below prior year quarterly results.

The Fixed CTC would otherwise terminate when the TRA balance is amortized to zero (approximately May 2008).  From January 1, 2008 to approximately May 31, 2008, TEP expects to record Fixed CTC revenues of approximately $28 million and amortization expense of approximately $24 million related to the TRA.  In 2007, TEP recorded $78 million of amortization expense related to the TRA.  After the expiration of the Fixed CTC, TEP does not expect to record any similar revenues or expense until or unless the ACC issues a final order that authorizes TEP to retain any incremental revenues.

TEP has proposed a full refund of these “true up” revenues over a 12-month period under the Market Methodology.  Under the Cost-of-Service and Hybrid Methodologies, TEP proposes other credits and offsets to be provided to customers in lieu of a refund.

TEP Rate Proposals

Rate Proposal Summary

The table below summarizes the major components for each of the rate methodologies, which are all based on a test year ending December 31, 2006.  All methodologies reflect a pro forma capital structure of 45% equity and 55% debt, as well as a 10.75% return on equity, a 6.39% cost of debt and an 8.35% weighted average cost of capital.

	Market	Cost of Service	Hybrid
Rate increase over current average rates	22%	23%	15%
Annual revenue increase based on current average rates	$172 million	$181 million (including collection of TCRA)	$117 million
Original cost rate base	$540 million	$983 million	$921 million
Fair value rate base*	$777 million	$1.42 billion	$1.31 billion
Rate base composition	Distribution and Local Generation assets	Distribution and Generation assets	Distribution and Generation assets (excluding Navajo and Four Corners)
TCRA	N/A	$788 million; not included in rate base	N/A
ICRA	$14 million included in rate base	$47 million included in rate base	$47 million included in rate base
PPFAC	N/A	Yes	Yes
*Fair value rate base as traditionally calculated by the ACC

Market Methodology

Under this methodology, rates for generation service would be determined by using the market-based proxy, the Market Generation Credit (MGC), which was developed pursuant to the Settlement Agreement and approved by the ACC.  Rates for transmission and distribution would be determined using cost-of-service principles.

TEP’s ACC rate base under this methodology would include an Implementation Cost Regulatory Asset (ICRA) of $14 million amortized over four years to reflect a portion of the costs of TEP’s transition to retail competition under the Settlement Agreement.  Under this methodology, transmission and ancillary service rates would reflect the rates in TEP’s FERC-approved Open Access Transmission Tariff (OATT), and TEP’s service area would remain open to direct access retail competition.

If adopted, TEP’s rate filing indicated that the Market Methodology would result in a projected overall increase of approximately 22% over current rates.

Cost-of-Service Methodology

This methodology would determine rates for generation, transmission and distribution using cost-of-service principles.

TEP’s ACC rate base under this methodology would include an ICRA of $47 million (including the $14 million described in the Market Methodology) amortized over four years to reflect the total costs of TEP’s transition to retail competition under the Settlement Agreement, in addition to a Termination Cost Regulatory Asset (TCRA) of $788 million to be recovered over 10 years for the economic burden shouldered by TEP under the Settlement Agreement, assuming TEP is not permitted to charge market rates for generation service beginning in 2009.

Also with this methodology, a Purchased Power and Fuel Adjustor Clause (PPFAC) would be implemented.  Luna would be included in the PPFAC at $7 per KW-month for capacity plus the cost of fuel; in addition, Springerville

Unit 1 would be included in base rates at its market value of $25.67 per kW-month; transmission and ancillary service rates would reflect TEP’s OATT rate; and the exclusivity of TEP’s Certificate of Convenience and Necessity would be restored.

If adopted, TEP’s rate filing indicated that the Cost-of-Service Methodology would result in a projected overall increase of approximately 23% over current rates.  Excluding the TCRA, TEP’s rate filing indicated a projected overall rate increase of approximately 8% over current rates.

Hybrid Methodology

This methodology would utilize a hybrid ratemaking approach whereby TEP’s generation, transmission and distribution rates would be established by the same cost-of-service principles in the Cost-of-Service Methodology described above including the PPFAC and $47 million ICRA.  However, certain generation assets would be excluded from cost-of-service ratemaking.  The Hybrid Methodology would not include the TCRA.

The excluded generation assets would consist of TEP’s interest in Navajo Units 1, 2 and 3  and its interest in Four Corners Generating Station Units 4 and 5 (the “Excluded Generation Assets”).  TEP’s share of the generating capacity at Navajo and Four Corners is approximately 278 MW. The Excluded Generation Assets would be dedicated to wholesale market transactions.

Under this methodology, transmission and ancillary service rates would reflect TEP’s OATT rate, and TEP’s service area would be open to direct access retail competition for customers with at least 3 MW of load.

If adopted, TEP’s rate filing indicated that the Hybrid Methodology would result in a projected overall increase of approximately 15% over current rates.

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

In each of the three methodologies, TEP is seeking to include the ICRA in rate base to be amortized over four years.  The $14 million ICRA in the Market Methodology represents costs previously authorized by the ACC, while the $47 million ICRA in the Cost-of- Service and Hybrid Methodologies represents the total costs (excluding foregone revenues) incurred by TEP to transition to electric competition.

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

FERC Proceeding

TEP is a party to a proceeding pending at FERC involving the interpretation of the 1982 Power Exchange and Transmission Agreement (1982 Agreement) between TEP and El Paso Electric (El Paso).  The dispute relates to TEP’s ability to use existing rights for the transmission of power from Luna to TEP’s system.    On September 6, 2007, a FERC ALJ issued an initial decision, subject to full FERC review, that supports TEP’s position.

As part of this proceeding, TEP has requested that FERC order El Paso to refund transmission charges paid by TEP during the pendency of this dispute proceeding. These refunds include $3.5 million paid to El Paso in 2006, $3 million paid to El Paso in 2007, as well as any additional disputed transmission purchased prior to FERC issuing its final order.  TEP expects FERC to issue its final order in 2008.

Market Prices

As a participant in the Western U.S. wholesale power markets, TEP is directly and indirectly affected by changes in market conditions.  The average annual market price for around-the-clock energy based on the Dow Jones Palo Verde Index was lower in 2007 than in 2006, and the average annual price for natural gas based on the Permian Index increased in 2007 compared with last year.  We cannot predict whether changes in various factors that influence demand and supply will cause prices to change during 2008.

Avg. Market Price for Around-the-Clock Energy - $/MWh	2007	2006	2005
Quarter ended December 31	$ 52	$ 48	$ 78
Year ended December 31	47	50	59

Avg. Market Price for Natural Gas - $/MMBtu	2007	2006	2005
Quarter ended December 31	$6.06	$5.58	$9.67
Year ended December 31	6.11	6.05	7.17

Short-term and spot power purchase prices are also closely correlated to natural gas prices.  Due to its increasing seasonal gas and purchased power usage, TEP hedges a portion of its total natural gas exposure from plant fuel and gas-indexed purchased power with fixed price contracts for a maximum of three years.  TEP currently has approximately 25% of this exposure hedged for the summer peak period of 2008 (June – September) at a weighted average price of $7.45 per MMBtu.  TEP purchases its remaining gas fuel needs and purchased power in the spot and short-term markets.

Market prices may also affect TEP’s wholesale revenues.  TEP commits to future sales of energy as part of its ongoing efforts to hedge its excess generation based on projected generation capability, forward prices and generation costs.  For  2008, TEP has sold forward approximately 287,000 MWh at an average price of $56 per MWh.

Coal Supply

We expect TEP's total coal-related fuel expense across all of its plants to increase by $18 million in 2008, compared with 2007.  Excluding the $8 million of settlement benefits and year-end adjustments related to mining costs San Juan recognized in the fourth quarter of 2007, general cost pressures are expected to increase total coal-related fuel expense by $10 million, or 5% in 2008.

Generating Plant Operating Performance

In February 2008, Springerville Unit 1 incurred a partial collapse of one of four scrubber modules.  Structural inspection is proceeding on the seven remaining scrubber modules on Springerville Units 1 and 2 to determine both the short and long-term repairs required for continued reliable operation.  The inspections are expected to be completed in March 2008.  TEP may incur up to $10 million of capital and operating costs in 2008 to repair the scrubber modules, some portion of which will be covered by insurance.  During the module repair process, the output from Springerville Units 1 and 2 could be reduced by 10 to 15 MW for each unit.  The duration of the repair process depends on the outcome of the inspection.

Emission Allowances

TEP has SO2 Emission Allowances in excess of what is required to operate its generating units.  The excess results primarily from a higher removal rate of SO2 emissions at Springerville Units 1 and 2 following recent upgrades to environmental plant components and related changes to plant operations.  From time to time, TEP will sell a portion of its excess SO2 Emission Allowances.  The table below summarizes sales made since 2005.

Delivery	Allowances Sold	Pre-tax Gain (millions)
2005	15,000	$13
2006	10,000	7
2007	22,000	15

TEP expects to have approximately 14,000 excess SO2 Emission Allowances through 2009.  Existing regulations call for changes to the EPA SO2 Emissions Allowances allocation beginning in 2010.  As a result, beginning in 2010, TEP’s SO2 Emissions Allowances allocations will slightly decrease.  In addition, TEP expects the market for SO2 Emissions Allowances to change and their value to decline.

Springerville Units 3 and 4

TEP operates Springerville Unit 3 on behalf of Tri-State and receives annual pre-tax benefits in the form of rental payments and other fees and cost savings.  TEP recorded pre-tax benefits of $13 million in 2007 and $4 million in 2006 related to Springerville Unit 3.

Springerville Unit 4 is under construction and expected to be completed by the end of 2009.  TEP will operate Springerville Unit 4 on behalf of SRP and expects to receive annual pre-tax benefits of approximately $8 million in the form of rental payments and other fees and cost savings.

LIQUIDITY AND CAPITAL RESOURCES

TEP Cash Flows

During 2008, TEP expects to generate sufficient internal cash flows to fund a portion of its construction expenditures as well as its operating activities, required debt maturities and dividends to UniSource Energy.  Cash flows may vary during the year, with cash flow from operations typically the lowest in the first quarter and highest in the third quarter due to TEP’s summer peaking load.  As a result of the varied seasonal cash flow, TEP will use, as needed, its revolving credit facility to fund its business activities.

The table below shows the cash available to TEP after capital expenditures, scheduled debt payments and payments on capital lease obligations:

	2007	2006	2005
	-Millions of Dollars-
Net Cash Flows – Operating Activities (GAAP)	$ 264	$ 227	$ 243
Amounts from Statements of Cash Flows:
Less: Capital Expenditures	(163)	(156)	(150)
Net Cash Flows after Capital Expenditures (non-GAAP)*	101	71	93
Amounts from Statements of Cash Flows:
Less: Retirement of Capital Lease Obligations	(71)	(61)	(53)
Plus: Proceeds from Investment in Lease Debt	28	22	14
Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (non-GAAP)*	$ 58	$ 32	$ 54

	2007	2006	2005
Net Cash Flows – Operating Activities (GAAP)	$ 264	$ 227	$ 243
Net Cash Flows – Investing Activities (GAAP)	(137)	(182)	(129)
Net Cash Flows – Financing Activities (GAAP)	(120)	(79)	(174)
Net Cash Flows after Capital Expenditures (non-GAAP)*	101	71	93
Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (non-GAAP)*	58	32	54

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

Liquidity Outlook

As a result of growing capital expenditures, TEP may use its revolving credit facility on a more frequent basis.  Other funding sources to meet the capital requirements from TEP’s strong customer growth could include the issuance of long-term debt as well as capital contributions from UniSource Energy.  The need for external funding sources is partially dependent on the outcome of TEP’s rate proceedings.

In August 2008, $138 million of TEP mortgage bonds with a coupon of 7.5% will mature.  TEP expects to refinance the maturing debt with a new debt issuance prior to August 2008.

Operating Activities

In 2007, net cash flows from operating activities increased by $37 million compared with the same period in 2006.

In 2007, net cash flows were impacted by:

•
an $11 million decrease in cash receipts from electric retail and wholesale sales, net of fuel and purchased energy costs, due primarily to higher coal-related fuel expense and power purchases made during peak summer demand periods;

•	a $10 million increase in proceeds from the sale of excess SO2 emission allowances;

•
a $6 million decrease in total interest paid due to lower capital lease obligation balances, lower long-term debt balances and lower annual fees under the TEP Credit agreement that was entered into in May 2005 and amended in August 2006;

•	a $22 million increase in other cash receipts due primarily to payments from Tri-State for fees and the reimbursement of operating costs related to Springerville Unit 3;

•	a $46 million decrease in income taxes paid due to lower taxable income and payments made last year for amended tax returns; offset by

•
a $23 million increase in O&M costs due primarily to operating costs for Springerville Unit 3, which are reimbursed to TEP and recorded as Cash Receipts from Operation Springerville Unit 3, and higher generating plant maintenance costs;

•	a $7 million increase in taxes other than income taxes; and

•	a $5 million increase in wages paid.

Investing Activities

Net cash used for investing activities was $45 million lower in 2007 compared with 2006 primarily due to:

•	a $6 million increase in proceeds from investments in Springerville Lease Debt;

•	a $6 million increase in capital expenditures related to TEP’s share of the construction costs of
Luna and growth and maintenance of TEP’s electric system; and

•	in 2006, TEP’s purchase of a 14% equity interest in Springerville Unit 1 Lease, which represents approximately 53 MW of capacity.

Capital Expenditures

TEP’s forecasted capital expenditures are summarized below:

Category	2008	2009	2010	2011	2012
	-Millions of Dollars-
Transmission, Distribution and Other Facilities	$183	$157	$219	$165	$171
Generation Facilities	64	76	58	119	48
Environmental	60	16	7	11	4
Total	$307	$249	$284	$295	$223

Capital expenditures for TEP for 2008 through 2011 are expected to be $1.1 billion, or 20% higher than reported in 2007.  This increase is the result of several factors including: higher material and construction costs; the need to increase high-voltage transmission capacity into TEP’s service territory; the reinforcement and expansion of transmission and distribution facilities; environmental upgrades to generating facilities; and customer growth.

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

Tucson to Nogales Transmission Line

If all regulatory approvals are received, the future costs to construct the transmission line from Tucson to Nogales, Arizona are expected to be approximately $95 million. Through December 31, 2007, approximately $11 million in land acquisition, engineering and environmental expenses have been incurred on this project.  If the required approvals are not received, TEP may be required to expense a portion of the costs that have been capitalized related to the project, propose alternative methods to the ACC for improving reliability and spend additional amounts to implement such alternatives.  See Item 1. Business, Tucson Electric Utility Operations, Transmission Access, Tucson to Nogales Transmission Line.

In addition to TEP’s forecasted capital expenditures for construction, TEP’s other capital requirements include its required debt maturities and capital lease obligations.  See Note 7 of Notes to Consolidated Financial Statements – Debt, Credit Facilities, and Capital Lease Obligations.

Investments in Springerville Lease Debt and Equity

At December 31, 2007, TEP had $153 million of investments in lease debt and equity on its balance sheet.  The yields on TEP’s investments in Springerville Lease Debt, at the date of purchase, range from 8.9% to 12.7%.  The table below provides a summary of the investment balances in lease debt.

	Lease Debt Investment Balance
Leased Asset	December 31, 2007	December 31, 2006
	- In Millions -
Investments in Lease Debt:
Springerville Unit 1	$ 71	$ 81
Springerville Coal Handling Facilities	34	52
Total Investment in Lease Debt	$105	$133

TEP’s investment in lease debt balance declines over time due to the amortization of lease debt that occurs as a result of the normal payments TEP makes on its capital lease obligations.

See Note 7 of Notes to Consolidated Financial Statements – Debt, Credit Facilities and Capital Lease Obligations

Financing Activities

Net cash used for financing activities was $41 million higher in 2007 compared with 2006.  The following factors contributed to the increase:

2007 included:

•	a $20 million net repayment under the TEP Revolving Credit Facility compared with $30 million in net borrowings in 2006; and

•	a $10 million increase in scheduled payments made on capital lease obligations; offset by

•	a $9 million decrease in dividends paid to UniSource Energy; and

•	an $18 million capital contribution from UniSource Energy;

At December 31, 2007, there were $10 million in outstanding borrowings under the TEP Revolving Credit Facility.

TEP Credit Agreement

The TEP Credit Agreement consists of a $150 million revolving credit facility and a $341 million letter of credit facility which supports $329 million of tax-exempt variable rate bonds.  The TEP Credit Agreement matures in 2011 and is secured by $491 million of Mortgage Bonds.  At December 31, 2007, there was $10 million outstanding under the Revolving Credit Facility at an interest rate of 7.25%.

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

The TEP Credit Agreement restricts additional indebtedness, liens, sale of assets and sale-leaseback agreements.  The TEP Credit Agreement also requires TEP to meet a minimum cash coverage ratio and a maximum leverage ratio.  If TEP complies with the terms of the TEP Credit Agreement, it may pay dividends to UniSource Energy.  As of December 31, 2007, TEP was in compliance with the terms of the TEP Credit Agreement.

If an event of default occurs, the TEP Credit Agreement may become immediately due and payable.  An event of default includes failure to make required payments under the TEP Credit Agreement; change in control, as defined; failure of TEP or certain subsidiaries to make payments or default on debt greater than $20 million; or certain bankruptcy events at TEP or certain subsidiaries.

Springerville Common Facilities Leases

In 1985, TEP sold and leased back its undivided one-half ownership interest in the common facilities at the Springerville Generating Station.  TEP refinanced the lease debt totaling $68 million in June 2006.  Interest is payable at LIBOR plus 1.5% through June 2009. The spread over LIBOR increases by 0.125% in June 2009 and every three years thereafter to 2% by June 2018.

In June 2006, TEP entered into an interest rate swap to hedge a portion of the interest rate risk associated with the portion of rent determined by the interest rate on this debt.  This swap has the effect of fixing the interest rate portion of rent at 7.27% on a portion of the principal balance, which was $36 million at December 31, 2007.

The LIBOR rate in effect on December 31, 2007 was 5.19%, and 5.63% on December 31, 2006, which resulted in a total interest rate on the lease debt of 6.69% at December 31, 2007, and 7.13% at December 31, 2006.

Inter-Company Note from UniSource Energy

In March 2005, UniSource Energy repaid to TEP a debt obligation in the principal amount of $95 million plus accrued interest of $11 million.  TEP used the proceeds of the May 2005 contribution to redeem or repurchase certain of its existing debt through tender offers and redemptions.  See Bond Repurchases and Redemptions, below.

Capital Contribution from UniSource Energy

In December 2007, UniSource Energy made an $18 million capital contribution to TEP and a $110 million contribution in May 2005.  TEP used the proceeds of the May 2005 contribution to redeem or repurchase certain of its existing debt through tender offers and redemptions.  See Bond Repurchases and Redemptions, below.

Bond Repurchases and Redemptions

TEP made a sinking fund payment of $1 million on its 6.1% IDBs in January 2005.  In March 2005, TEP redeemed at par the remaining $31 million of its 6.1% IDBs due in 2008, as well as the remaining $21 million of its 7.5% 1941 Mortgage IDBs due in 2006.

In May 2005, TEP used the proceeds from the repayment of the note from UniSource Energy and the capital contribution from UniSource Energy to purchase $147 million of its 1997 Pima Series B and $74 million of its 1997 Pima Series C fixed-rate tax-exempt bonds (Repurchased Bonds) at a price of $101.50 per $100 principal amount.  In May 2005, TEP redeemed at par the remaining $4 million of bonds outstanding under those series.  TEP did not cancel the bonds, which remain outstanding under their respective indentures.  The bonds are not reflected as debt on our balance sheet.  In February 2008, TEP received approval from the Industrial Development Authority of Pima County to issue refunding IDBs, the proceeds of which would be used to redeem the $221 million of  Unsecured IDBs held by TEP.

Mortgage Indenture

The Mortgage creates a lien on and security interest in most of TEP’s utility plant assets.  Springerville Unit 2, which is owned by San Carlos, is not subject to this lien and security interest.  The Mortgage allows TEP to issue additional mortgage bonds on the basis of (1) a percentage of net utility property additions and/or (2) the principal amount of retired mortgage bonds.  The amount of bonds that TEP may issue is also subject to a net earnings test under the Mortgage.

TEP’s Credit Agreement, which totals $491 million and is secured by Mortgage Bonds, limits the amount of mortgage bonds that may be outstanding to no more than $840 million.  At December 31, 2007, TEP had a total of $629 million in outstanding Mortgage Bonds, consisting of $491 million in bonds securing the TEP Credit Agreement, and $138 million in bonds securing the 7.50% Collateral Trust Bonds due in 2008.  Although the Mortgage would allow TEP to issue additional bonds, the limit imposed by the TEP Credit Agreement is more restrictive and is currently the governing limitation.

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

TEP has financed the following facilities, in whole or in part, with the proceeds of tax-exempt local furnishing bonds:  Springerville Unit 2, Sundt Unit 4, a dedicated 345-kV transmission line from Springerville Unit 2 to TEP’s retail service area (the Express Line), and a portion of TEP’s local transmission and distribution system in the Tucson metropolitan area.  As of December 31, 2007, TEP had approximately $359 million of tax-exempt local furnishing bonds outstanding.  Approximately $257 million in principal amount of such bonds financed Springerville Unit 2 and the Express Line.  In addition, approximately $31 million of remaining lease debt related to the Sundt Unit 4 lease obligation was issued as tax-exempt local furnishing bonds.

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

Capital Lease Obligations

At December 31, 2007, TEP had $589 million of total capital lease obligations on its balance sheet.  The table below provides a summary of the outstanding lease amounts in each of the obligations.

Leased Asset	Capital Lease Obligation Balance at December 31, 2007	Expiration
	- In Millions -
Springerville Unit 1	$346	2015
Springerville Coal Handling Facilities	99	2015
Springerville Common Facilities	107	2020
Sundt Unit 4	36	2011
Other Leases	1	2008
Total Capital Lease Obligations	$589

Except for TEP’s 14% equity ownership in the Springerville Unit 1 Leases and its 13% equity ownership in the Springerville Coal Handling Facilities, TEP will not own these assets at the expiration of the leases.  TEP may renew the leases or purchase the leased assets at such time.  The renewal and purchase options for Springerville Unit 1 and Sundt Unit 4 are generally for fair market value as determined at that time, while the purchase price option is fixed for the Springerville Coal Handling Facilities and Common Facilities.  TEP’s capital lease obligation balances decline over time due to the normal capital lease payments made by TEP.  See UniSource Energy, Contractual Obligations, footnote (3), for more information about the fixed purchase price amounts.

Contractual Obligations

The following chart displays TEP’s contractual obligations as of December 31, 2007 by maturity and by type of obligation.

TEP’s Contractual Obligations - Millions of Dollars -
Payment Due in Years Ending December 31,	2008	2009	2010	2011	2012	2013 and after	Other	Total
Long Term Debt
Principal	$138	$-	$-	$329	$-	$355	$-	$822
Interest	43	31	32	29	22	345	-	502
Capital Lease Obligations:
Springerville Unit 1	82	30	57	83	85	231	-	568
Springerville Coal Handling	18	15	17	19	23	56	-	148
Sundt Unit 4	12	13	14	-	-	-	-	39
Springerville Common	5	5	5	5	10	135	-	165
Operating Leases	1	1	1	-	-	-	-	3
Purchase Obligations:
Coal and Rail Transportation	87	78	78	44	37	216	-	540
Purchase Power	8	16	-	-	-	-	-	24
Transmission	2	2	2	2	1	7	-	16
Gas	28	13	4	-	-	-	-	45
Other Long-Term Liabilities:
Pension & Other Post Retirement Obligations	13	5	5	6	6	31	-	66
San Juan Pollution Control Equipment	58	15	-	-	-	-	-	73
Acquisition of Springerville Coal Handling and Common Facilities	-	-	-	-	-	226	-	226
Unrecognized Tax Benefits	-	-	-	-	-	-	12	12
Total Contractual Cash Obligations	$495	$224	$215	$517	$184	$1,602	$12	$3,249

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

•
TEP’s Credit Agreement contains certain financial and other restrictive covenants, including interest coverage and leverage tests.  Failure to comply with these covenants would entitle the lenders to accelerate the maturity of all amounts outstanding.  At December 31, 2007, TEP was in compliance with these covenants.  See TEP Credit Agreement, above.

•
TEP conducts its wholesale marketing and risk management activities under certain master agreements whereby TEP may be required to post credit enhancements in the form of cash or a letter of credit due to changes in contract values, a change in TEP’s credit ratings or if there has been a material change in TEP’s creditworthiness.  As of December 31, 2007, TEP has not been required to post such credit enhancement.

Dividends on Common Stock

TEP declared and paid dividends to UniSource Energy of $53 million in 2007, $62 million in 2006, and $46 million in 2005.

TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants.  As of December 31, 2007, TEP was in compliance with the terms of the TEP Credit Agreement.

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

UNS Gas reported net income of $4 million in 2007, $4 million in 2006, and $5 million in 2005.  We expect operations at UNS Gas to vary with the seasons, with peak energy usage occurring in the winter months.

As of December 31, 2007, UNS Gas had approximately 146,000 retail customers.  Average customer growth in 2007 of approximately 2% was lower than in previous years due to general economic conditions.  The table below shows UNS Gas’ therm sales and revenues for 2007, 2006 and 2005.

	Sales			Revenues
	2007	2006	2005	2007	2006	2005
	-Millions of Therms-			-Millions of Dollars-
Retail Therm Sales:
Residential	71	70	69	$ 90	$ 96	$ 79
Commercial	31	30	29	34	38	29
Industrial	2	3	3	2	3	2
Public Authorities	8	7	7	7	8	7
Total Retail Therm Sales	112	110	108	133	145	117
Transport	25	23	27	3	3	3
Negotiated Sales Program (NSP)	19	17	21	13	12	16
Total Therm Sales	156	150	156	$ 149	$ 160	$ 136

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

The table below provides summary financial information for UNS Gas.

	2007	2006	2005
	-Millions of Dollars-
Gas Revenues	$ 149	$ 160	$ 136
Other Revenues	2	2	2
Total Operating Revenues	151	162	138
Purchased Energy Expense	102	114	91
Other Operations and Maintenance Expense	27	25	23
Depreciation and Amortization	7	7	7
Taxes other than Income Taxes	3	3	3
Total Other Operating Expenses	139	149	124
Operating Income	12	13	14
Total Other Income	2	1	-
Total Interest Expense	7	7	6
Income Tax Expense	3	3	3
Net Income	$ 4	$ 4	$ 5

Retail therm sales were 2% higher in 2007 compared with 2006, due primarily to customer growth and cold weather during the fourth quarter.  Despite an increase in therm sales, retail revenues were lower compared with the same period last year due to a lower PGA surcharge.  In December 2007, UNS Gas implemented a rate increase of approximately 4% or a $5 million annual increase in revenues.   See Factors Affecting Results of Operations, Rates and Regulation, Energy Cost Adjustment Mechanism, below.

FACTORS AFFECTING RESULTS OF OPERATIONS

Rates

2007 Rate Order

In November 2007, the ACC issued a final order in the UNS Gas rate case, approving a $5 million, or 4% base rate increase.  New rates went into effect in December 2007. UNS Gas filed its general rate case in July 2006 requesting a $9 million, or 7% base rate increases (over test year revenues) to recover the costs related to serving its growing customer base.  UNS Gas also received modifications to its PGA mechanism to help address problems posed by volatile gas prices.  Below is a table that summarizes UNS Gas’ request and the ACC order:

Test year – December 31, 2005	Requested by UNS Gas	ACC Order
Original cost rate base	$162 million	$154 million
Revenue deficiency	$9 million	$5 million
Total rate increase (over test year revenues)	7%	4%
Cost of debt	6.60%	6.60%
Cost of equity	11.00%	10.00%
Hypothetical capital structure	50% equity / 50% debt	50% equity / 50% debt
Weighted average cost of capital	8.80%	8.30%

Energy Cost Adjustment Mechanism

UNS Gas’ retail rates include a PGA mechanism intended to address the volatility of natural gas prices and allow UNS Gas to recover its actual commodity costs, including transportation, through a price adjustor.  The difference between UNS Gas’ actual gas and transportation costs and the cost of gas and transportation recovered through base rates is deferred and recovered or repaid to customers through the PGA mechanism.

The current PGA mechanism has two components, the PGA factor and the PGA surcharge or credit.  The PGA factor is a mechanism that compares the twelve-month rolling weighted average gas cost to the base cost of gas, and automatically adjusts monthly, subject to limitations on how much the price per therm may change in a twelve month period.  The ACC Order increased the annual cap on the maximum increase in the PGA factor from $0.10 per therm to $0.15 per therm in a twelve month period.  In addition, the ACC Order set the base cost of gas at zero, so that the entire cost of gas will be reflected in the PGA factor.  Prior to the ACC Order, the base cost of gas was $0.40 per therm.

At any time UNS Gas’ PGA bank balance is under-recovered, UNS Gas may request a PGA surcharge with the goal of collecting the amount deferred from customers over a period deemed appropriate by the ACC.  When the PGA bank balance reaches an over-collected balance of $10 million on a billed to customers basis, UNS Gas is required to make a filing so that the ACC can determine how the over-collected balance should be returned to customers.  On December 31, 2007, the PGA bank balance was over-collected by $3 million on a billed to customers basis ($13 million on an accrual (GAAP) basis).

In September 2007, the ACC approved a 4 cent per therm PGA credit, effective October 2007 through April 2008.  Based on current projections of gas prices, UNS Gas believes that the credit amount will allow it to timely recover its gas costs and still provide rate relief to its customers.  Changes in the market price for gas, sales volumes and surcharge amount could significantly change the PGA bank balance in the future.

 2008 General Rate Case Filing

Due to increases in capital and operating costs related to providing safe and reliable service to customers of UNS Gas, the rates approved by the ACC in 2007 are inadequate for UNS Gas to recover its costs and earn a reasonable rate of return on its investments.

On February 21, 2008, UNS Gas filed a general rate case.  Below is a table that summarizes UNS Gas’ request:

Test year ended	September 30, 2007
Fair value rate base	$236 million
Original cost rate base	$173 million
Revenue deficiency	$10 million
Total rate increase (over test year revenues)	7%
Cost of debt	6.6%
Cost of equity	11.0%
Hypothetical capital structure	50% equity / 50% debt
Weighted average cost of capital	8.8%
Rate of return on fair value rate base	7.3%
Rate of return on original cost rate base	9.9%

UNS Gas proposed a rate of return of 7.3% be applied to its test year fair value rate base of $236 million.  This methodology is different from the approach the ACC used in UNS Gas’ 2007 rate order.  UNS Gas believes that applying a rate of return of 7.3% to its fair value rate base would give UNS Gas an opportunity to earn its proposed return on equity of 11.0%.  UNS Gas’ proposed fair value rate base methodology accounts for approximately $3 million of the $10 million revenue deficiency.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Outlook

UNS Gas’ capital requirements consist primarily of capital expenditures.  In 2007, capital expenditures were $23 million.  UNS Gas expects internal cash flows to fund its future operating activities and a large portion of its construction expenditures. If natural gas prices rise and UNS Gas is not allowed to recover its projected gas costs or PGA bank balance on a timely basis, UNS Gas may require additional funding to meet operating and capital requirements.  Sources of funding future capital expenditures could include draws on the revolving credit facility, additional credit lines, the issuance of long-term debt, or capital contribution from UniSource Energy.  The rate increase approved by the ACC in November 2007 covers some, but not all, of UNS Gas’ higher costs and capital investments.  UNS Gas may need to rely more heavily on external funding sources for capital expenditures until it receives a decision in the rate case filed in February 2008.

Operating Cash Flow and Capital Expenditures

The table below provides summary information for operating cash flow and capital expenditures:

	2007	2006	2005
	-Millions of Dollars-
Net Cash Flows – Operating Activities	$ 28	$ 32	$ 14
Capital Expenditures	23	23	23

Forecasted capital expenditures for UNS Gas are as follows:

	2008	2009	2010	2011	2012
	- Millions of Dollars -
UNS Gas	$26	$24	$21	$24	$25

UNS Gas/UNS Electric Revolver

The UNS Gas/UNS Electric Revolver is a $60 million unsecured revolving credit facility which matures in August 2011.  Either borrower may borrow up to a maximum of $45 million so long as the combined amount borrowed does not exceed $60 million.

UNS Gas is only liable for UNS Gas’ borrowings, and similarly, UNS Electric is only liable for UNS Electric’s borrowings under the UNS Gas/UNS Electric Revolver.  UES guarantees the obligations of both UNS Gas and UNS Electric.

UNS Gas and UNS Electric have the option of paying interest on borrowings at LIBOR plus 1.0% or the greater of the federal funds rate plus 0.5% or the agent bank’s reference rate.  Letter of credit fees are 1.0% per annum.

The UNS Gas/UNS Electric Revolver contains restrictions on additional indebtedness, liens, mergers and sales of assets; it also contains a maximum leverage ratio and a minimum cash flow to interest coverage ratio for each borrower.  As of December 31, 2007, UNS Gas and UNS Electric were each in compliance with the terms of the UNS Gas/UNS Electric Revolver.

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

UNS Gas expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures, or to issue letters of credit to provide credit enhancement for its natural gas procurement and hedging activities. As of February 26, 2008, UNS Gas had $10 million in outstanding letters of credit under the UNS Gas/UNS Electric Revolver.

Senior Unsecured Notes

UNS Gas has $100 million of senior unsecured notes outstanding consisting of $50 million of 6.23% Notes due in 2011 and $50 million of 6.23% Notes due in 2015 that are guaranteed by UES. The note purchase agreement for UNS Gas restricts transactions with affiliates, mergers, liens, restricted payments and incurrence of indebtedness, and also contains a minimum net worth test.  As of December 31, 2007, UNS Gas was in compliance with the terms of its note purchase agreement.

UNS Gas must meet a leverage test and an interest coverage test to issue additional debt or to pay dividends.  However, UNS Gas may, without meeting these tests, refinance existing debt and incur up to $7 million in short-term debt.

Contractual Obligations

UNS Gas Supply Contracts

UNS Gas has a natural gas supply and management agreement with BP Energy Company (BP).  Under the contract, BP manages UNS Gas’ existing supply and transportation contracts and its incremental requirements.    UNS Gas has given BP notice of its intent to terminate this agreement.  Beginning September 2008, UNS Gas will directly manage its gas supply and transportation contracts. Prices for incremental gas will vary based upon the market prices for the period during which the gas is delivered.

UNS Gas hedges its gas supply prices by entering into fixed price forward contracts and financial swaps at various times during the year to provide more stable prices to its customers.  These purchases are made up to three years in advance with the goal of hedging at least 45% of the expected monthly gas consumption with fixed prices prior to entering into the month.  UNS Gas hedged approximately 55% of its expected monthly consumption for the 2007/2008 winter season (November through March).  Additionally, UNS Gas has approximately 35% of its expected gas consumption hedged for April through October 2008, and 25% hedged for the period November 2008 through March 2009.

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

EPNG filed a rate case in 2005 with new, higher rates effective in January 2006, subject to refund.  The rate case participants reached a negotiated settlement and filed an agreement with FERC on December 6, 2006.  FERC issued an order approving the settlement in August 2007.  UNS Gas’ contract with EPNG expires in August 2011, and includes rights of first refusal thereafter for UNS Gas on the capacity at tariff rates.

UNS Gas has capacity rights of 250,000 therms per day on the San Juan Lateral and Mainline of the Transwestern pipeline.  The Transwestern pipeline principally delivers gas to the portion of UNS Gas’ distribution system serving customers in Flagstaff and Kingman, Arizona, and also delivers gas to UNS Gas’ facilities serving the Griffith Power Plant in Mohave County.  The current contract with Transwestern expired in February 2007.  UNS Gas entered into a new firm transportation contract with Transwestern through February 2012, and includes rights of first refusal thereafter for UNS Gas on the capacity at tariff rates.  The new capacity rights under this agreement are: 250,000 therms per day October through April; 15,000 therms per day in May; and 10,000 therms per day June through September.

UNS Gas signed a separate transportation agreement with Transwestern for transportation capacity rights on the Phoenix Lateral Extension Line.  The 15-year agreement will begin in late 2008, when construction of that pipeline is expected to be complete.  The average daily capacity right of UNS Gas will be 126,100 therms per day, with an average of 221,900 therms per day in the winter season (November through March).

Transwestern filed a general rate case with FERC in September 2006 and revised rates went into effect on April 1, 2007.  The new rates will result in an annual decrease in UNSE’s transportation costs on the Transwestern pipeline system of less than $1 million.  Transwestern is expected to file a new general rate case in 2010 or 2011.

The aggregate annual minimum transportation charges are expected to be approximately $9 million and $5 million for the EPNG and Transwestern contracts, respectively.  These costs are passed through to our customers via the PGA.

UNS Gas conducts certain of its gas procurement and risk management activities under certain agreements whereby UNS Gas may be required to post margin due to changes in contract values, a change in UNS Gas’ creditworthiness or exposures exceeding credit limits provided to UNS Gas.  As of December 31, 2007, UNS Gas had posted $10 million in such credit enhancements.

Dividends on Common Stock

The note purchase agreement for UNS Gas contains restrictions on dividends.  UNS Gas may pay dividends so long as (a) no default or event of default exists and (b) it could incur additional debt under the debt incurrence test.  See Senior Unsecured Notes, above.  It is unlikely that UNS Gas will pay dividends in the next few years due to expected cash requirements for capital expenditures.

UNS ELECTRIC

RESULTS OF OPERATIONS

UNS Electric reported net income of $5 million in 2007, and $5 million in 2006 and 2005.  Similar to TEP’s operations, we expect UNS Electric’s operations to be seasonal in nature, with peak energy demand occurring in the summer months.

As of December 31, 2007, UNS Electric had approximately 90,000 retail customers.  Approximately customer growth of 3% in 2007 was lower than in previous years due to general economic conditions.  Retail kWh sales were 4% higher in 2007 due to customer growth and warmer summer weather than 2006. The table below shows UNS Electric’s kWh sales and revenues for 2007, 2006 and 2005.

	Sales			Revenues
	2007	2006	2005	2007	2006	2005
	-Millions of kWh-			-Millions of Dollars-
Electric Retail Sales:
Residential	854	804	745	$ 86	$ 81	$ 75
Commercial	627	613	591	64	61	60
Industrial	199	191	182	15	15	13
Other	2	3	3	-	1	1
Total Electric Retail Sales	1,682	1,611	1,521	$ 165	$ 158	$ 149

The table below provides summary financial information for UNS Electric.

	2007	2006	2005
	-Millions of Dollars-
Electric Revenues	$165	$158	$149
Other Revenues	4	2	1
Total Operating Revenues	169	160	150
Purchased Energy Expense	111	106	100
Other Operations and Maintenance Expense	30	26	23
Depreciation and Amortization	13	11	10
Taxes other than Income Taxes	3	4	4
Total Other Operating Expenses	157	147	137
Operating Income	12	13	13
Total Other Income	2	1	-
Total Interest Expense	6	5	5
Income Tax Expense	3	4	3
Net Income	$ 5	$ 5	$ 5

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

UNS Electric also requested that a new PPFAC mechanism take effect beginning June 1, 2008, immediately following the expiration of the current power supply agreement with PWMT, that would utilize a forward looking projection of gas and purchased power costs. See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, UNS Electric, Rates, for more information.

UNS Electric’s rate case hearings before the ALJ concluded in October 2007.  UNS Electric expects the ACC to rule on its rate case in the first half of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Outlook

UNS Electric’s capital requirements consist primarily of capital expenditures.  In 2007, capital expenditures were $38 million.  UNS Electric expects internal cash flows to fund its future operating activities and a portion of its construction expenditures. Sources of funding future capital expenditures could include draws on the revolving credit facility, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy.   The need for external funding sources is partially dependent on the outcome of UNS Electric’s general rate case that was filed in December 2006.

UniSource Energy made capital contributions to UNS Electric of $10 million in both 2007 and 2006.

In August 2008, $60 million of unsecured bonds with a coupon of 7.61% will mature.  UNS Electric expects to refinance the maturing debt with a new debt issuance prior to August 2008.

Operating Cash Flow and Capital Expenditures

The table below provides summary information for operating cash flow and capital expenditures.

	2007	2006	2005
	-Millions of Dollars-
Net Cash Flows – Operating Activities	$ 22	$ 14	$ 21
Capital Expenditures	38	39	30

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

Forecasted capital expenditures for UNS Electric are as follows:

	2008	2009	2010	2011	2012
	- Millions of Dollars -
UNS Electric	$45	$40	$33	$41	$40

UNS Gas/UNS Electric Revolver

See UNS Gas, Liquidity and Capital Resources, UNS Gas/UNS Electric Revolver above for description of UNS Electric’s unsecured revolving credit agreement.

UNS Electric expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures or to issue letters of credit to provide credit enhancement for its energy procurement and hedging activities.  At February 26, 2008, UNS Electric had $30 million outstanding under the UNS Gas/UNS Electric Revolver.

Senior Unsecured Notes

UNS Electric has $60 million of 7.61% senior unsecured notes outstanding due in August 2008 that are guaranteed by UES. The note purchase agreements for UNS Electric contain certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments, incurrence of indebtedness, and minimum net worth.  As of December 31, 2007, UNS Electric was in compliance with the terms of its note purchase agreement.

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

During 2006 and 2007, UNS Electric entered into various power supply agreements for periods of one to five years beginning in June 2008.  Certain of these contracts are at a fixed price per MW and others are indexed to natural gas prices.  UNS Electric estimates its future minimum payments under these contracts to be $58 million in 2008, $67 million in 2009, $39 million in 2010, $15 million in 2011, $8 million in 2012, and $8 million thereafter based on natural gas prices at the date of the contracts.

UNS Electric’s power purchase contracts and risk management activities are subject to master agreements whereby UNS Electric may be required to post margin due to changes in contract values or if there has been a material change in creditworthiness.  As of December 31, 2007, UNS Electric had not been required to post such credit enhancement.

UNS Electric imports the power it purchases over the Western Area Power Administration’s (WAPA) transmission lines.  UNS Electric’s transmission capacity agreements with WAPA provide for annual rate adjustments and expire in 2017 and 2011.  Under the terms of the agreements, UNS Electric’s aggregated minimum fixed transmission charges are expected to be $12 million in 2007 through 2011.  UNS Electric made payments under these contracts of $7 million in 2007 and $8 million in 2006.

Dividends on Common Stock

The note purchase agreement for UNS Electric contains restrictions on dividends.  UNS Electric may pay dividends so long as (a) no default or event of default exists and (b) it could incur additional debt under the debt incurrence test.  See Senior Unsecured Notes, above.  It is unlikely that UNS Electric will pay dividends in the next few years due to expected cash requirements for capital expenditures.

OTHER NON-REPORTABLE BUSINESS SEGMENTS

RESULTS OF OPERATIONS

The table below summarizes the income (loss) for the Other non-reportable segments in the last three years.

	2007	2006	2005
	- Millions of Dollars -

UniSource Energy Parent Company	$ (5)	$ (6)	$ (6)
MEH	1	-	(1)
UED	-	-	-
Total Other Loss From Continuing Operations	$ (4)	$ (7)	$ (7)
Discontinued Operations – Net of Tax	-	(2)	(5)
Total Other Net Loss	$ (4)	$ (9)	$ (12)

UniSource Energy Parent Company

UniSource Energy parent company expenses include interest expense (net of tax) related to the UniSource Energy Convertible Senior Notes, the UniSource Credit Agreement and in 2005, a note payable from UniSource Energy to TEP, which was repaid in March 2005.

UED

In 2006, UED purchased two electric generating turbines for $17 million.  The turbines are part of the 90 MW BMGS, currently under construction in Kingman, Arizona, and, pending ACC approval, expected to provide energy to UNS Electric.  Construction of BMGS is estimated to be completed in May 2008.  UED is financing the BMGS project with borrowings from UniSource Energy under an inter-company note payable.  At December 31, 2007, there was $46 million outstanding and interest is payable quarterly at LIBOR plus 1.25%.  The cost of BMGS is expected to be $60 million to $65 million.  Total capital expenditures for BMGS were $26 million in 2007.

In 2005, UED had no significant operations.

Discontinued Operations – Global Solar

Global Solar recorded losses $2 million in 2006 and $5 million in 2005. On March 31, 2006, Millennium completed the sale of its interest in Global Solar.  In these financial statements, UniSource Energy accounts for Global Solar as a discontinued operation and recognizes 100% of Global Solar’s losses.

FACTORS AFFECTING RESULTS OF OPERATIONS

Millennium Investments

MEG settled its remaining outstanding positions in December 2007, and no further activities are anticipated.

Nations Energy Corporation (Nations Energy), a wholly-owned subsidiary of Millennium, has been inactive since 2001.  As of December 31, 2007, and December 31, 2006, Nations Energy had a deferred tax asset of $3 million related to investment losses that has not been reflected on UniSource Energy’s consolidated income tax return.

Millennium is in the process of exiting its remaining investments.  At December 31, 2007, the book value of Millennium’s investments was $28 million.

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

In 2005, Millennium received a $4 million payment from its investment in Carboelectrica Sabinas, S. de R.L. de C.V., (Sabinas) a Mexican limited liability company.  The $4 million payment was treated as the return of capital and the book value of the investment in Sabinas was reduced to approximately $14 million.  Millennium owns 50% of Sabinas.  A $2 million payment due to Millennium in June 2006 was cancelled in exchange for payment by Mimosa, an affiliate of Sabinas, for up to $2 million to obtain an evaluation of the interest in coal reserves and associated gas held by Mimosa.  This evaluation is being performed under Millennium’s direction, primarily to determine the impact of current regulatory changes in Mexico on the value of the Sabinas investment.  We expect the evaluation to be completed in the first half of 2008.  Upon completion of the evaluation, Millennium will consider its right to sell its interest in Sabinas to an AHMSA affiliate for $20 million.

CRITICAL ACCOUNTING POLICIES

In preparing financial statements under Generally Accepted Accounting Principles (GAAP), management exercises judgment in the selection and application of accounting principles, including making estimates and assumptions.   UniSource Energy and TEP consider Critical Accounting Policies to be those that could result in materially different financial statement results if our assumptions regarding application of accounting principles were different.  UniSource Energy and TEP describe their Critical Accounting Policies below.  Other significant accounting policies and recently issued accounting standards are discussed in Note 1 of Notes to Consolidated Financial Statements – Nature of Operations and Summary of Significant Accounting Estimates.

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

The conditions a regulated company must satisfy to apply the accounting policies and practices of FAS 71 include:
•	an independent regulator sets rates;
•	the regulator sets the rates to recover the specific enterprise’s costs of delivering service; and
•	the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

TEP

Upon approval by the ACC of a settlement agreement (Settlement Agreement) in November 1999, TEP discontinued application of FAS 71 for its generation operations.  TEP continues to apply FAS 71 to its cost-based rate regulated operations, which include the transmission and distribution portions of its business.

TEP’s transmission and distribution regulatory assets, net of regulatory liabilities, totaled $10 million at December 31, 2007.  Regulatory assets of $44 million are not presently included in the rate base and consequently are not earning a return on investment.  These regulatory assets are being recovered through the cost of service or are authorized to be collected in future base rates.  TEP’s transmission and distribution regulatory assets, net of regulatory liabilities, totaled $118 million at December 31, 2006.

TEP regularly assesses whether it can continue to apply FAS 71 to its cost-based rate regulated operations.  If TEP stopped applying FAS 71 to its remaining regulated operations, it would write off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory asset balances, net of regulatory liabilities, at December 31, 2007, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary after-tax loss of approximately $6 million.  While regulatory orders and market conditions may affect cash flows, TEP’s cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of its regulatory assets.

UNS Gas and UNS Electric

UNS Gas's regulatory liabilities, net of regulatory assets, totaled $29 million at December 31, 2007 compared with regulatory liabilities, net of regulatory assets of $13 million at December 31, 2006.  UNS Electric’s regulatory liabilities, net of regulatory assets, totaled $19 million at December 31, 2007 and $12 million at December 31, 2005.  UNS Electric has $2 million of regulatory assets that are not included in rate base.  UNS Gas has $1 million of regulatory assets that are not included in rate base.  UNS Gas and UNS Electric regularly assess whether they can continue to apply FAS 71 to their cost-based rate regulated operations.  If UNS Gas and UNS Electric stopped applying FAS 71 to their regulated operations, they would write off the related balances of regulatory assets as an expense and regulatory liabilities as income on their income statements. Based on the balances of regulatory liabilities and assets at December 31, 2007, if UNS Gas and UNS Electric had stopped applying FAS 71 to their regulated operations, UNS Gas would record an extraordinary after-tax gain of $11 million and UNS Electric would record an extraordinary after-tax gain of $17 million.  UNS Gas and UNS Electric’s cash flows would not be affected if they stopped applying FAS 71 unless a regulatory order limited their ability to recover the cost of their regulatory assets.

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

TEP

In 2005, TEP implemented FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47).  The implementation of FIN 47 required TEP to update an existing inventory, originally created for the implementation of FAS 143, and to determine which, if any, of the conditional asset retirement obligations could be reasonably estimated.  The ability to reasonably estimate conditional asset retirement obligations was a matter of management judgment, based upon management’s ability to estimate a settlement date or range of settlement dates, a method or potential method of settlement and probabilities associated with the potential dates and methods of settlement of TEP’s conditional asset retirement obligations.  In determining whether its conditional asset retirement obligations could be reasonably estimated, management considered TEP’s past practices, industry practices, management’s intent and the estimated economic life of the assets.  The fair value of the conditional asset retirement obligations were then estimated using an expected present value technique.  Changes in management’s assumptions regarding settlement dates, settlement methods or assigned probabilities could have a material effect on the liability recorded by TEP at December 31, 2007 as well as the associated cumulative effect of the change in accounting principle recorded.  The liabilities associated with conditional asset retirement obligations will be adjusted on an ongoing basis due to the passage of time and revisions to either the timing or amount of the original estimates of undiscounted cash flows.  These adjustments could have a significant impact on the Consolidated Balance Sheets and Consolidated Statements of Income.  For more information regarding the implementation, see Note 1 of Notes to Consolidated Financial Statements, Nature of Operations and Summary of Significant Accounting Policies.

Prior to implementing FAS 143, costs for final removal of all owned generation facilities were accrued as an additional component of depreciation expense.  Under FAS 143, only the costs to remove an asset with legally binding retirement obligations will be accrued over time through accretion of the asset retirement obligation and depreciation of the capitalized asset retirement cost.  As of December 31, 2007, TEP had a liability of $5 million associated with its final asset retirement obligations.

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

In 2004, TEP, Phelps Dodge Energy Services, LLC and PNM Resources, Inc. each purchased from Duke Energy North America, LLC a one-third interest in a limited liability company which owns the natural gas-fired Luna Energy Facility (Luna) in Southern New Mexico.  Luna is a 570-MW combined cycle plant and was placed into commercial operation in April 2006.  See Item 1. – Business, Future Generating Resources – TEP.  The new owners assumed asset retirement obligations to remove certain piping and evaporation ponds and to restore the ground to its original condition.  TEP has estimated its share to settle the obligations will be approximately $2 million at the date of retirement.

TEP has various transmission and distribution lines that operate under land leases and rights-of-way that contain end dates and restorative clauses.  TEP operates its transmission and distribution lines as if they will be operated in perpetuity and would continue to be used or sold without land remediation.  As a result, TEP is not recognizing the costs of final removal of the transmission and distribution lines in the financial statements.  As of December 31, 2007, TEP had accrued $87 million for the net cost of removal for the interim retirements from its transmission, distribution and general plant.  As of December 31, 2006, TEP had accrued $80 million for these removal costs.  The amount is recorded as a regulatory liability.

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

UNS Gas and UNS Electric

UNS Gas and UNS Electric have various transmission and distribution lines that operate under land leases and rights-of-way that contain end dates and restorative clauses.  UNS Gas and UNS Electric operate their transmission and distribution lines as if they will be operated in perpetuity and would continue to be used or sold without land remediation.  As a result, UNS Gas and UNS Electric are not recognizing the cost of final removal of the transmission and distribution lines in the financial statements.

For the net cost of removal for interim retirements from transmission, distribution and general plant, UNS Gas accrued $17 million as of December 31, 2007 and $4 million as of December 31, 2006.  UNS Electric accrued $2 million as of December 31, 2007 and $2 million as of December 31, 2006.  The amounts are recorded as regulatory liabilities.

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

TEP

As a result of adopting FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, in December 2006, TEP was required to recognize the underfunded status of its defined benefit pension and other postretirement plans as a liability.  The underfunded status is measured as the difference between the fair value of the plans assets and the projected benefit obligation for pension plans or accumulated postretirement benefit obligation for other postretirement benefit plans.  We expect volatility in the liability recognized in the balance sheet in future years as the funded status of our plans can change significantly due to discount rate changes and investment and actuarial experience.  The adjustment required to recognize the pension liability on adoption of this statement resulted in (i) recognition of a regulatory asset of $32 million representing a reasonable appropriation of the actuarial losses and prior service costs of TEP’s pension plans that are probable of recovery in rates by its regulated operations in future periods and (ii) an adjustment to accumulated other comprehensive loss of $17 million for TEP’s unregulated operations.  We recorded the required increase in our other postretirement benefit obligation as an adjustment to accumulated other comprehensive loss of $8 million as the ACC allows TEP, UNS Gas and UNS Electric to recover other postretirement costs through rates only as benefit payments are made.  Changes in the funded status of our plans due to discount rate changes and investment and actuarial experience were recognized as adjustments to regulatory assets and other comprehensive income.  As of December 31, 2007, $10 million and $15 million are included in accumulated other comprehensive income and regulatory assets, respectively, for underfunded pension liabilities.  The amount remaining in accumulated other comprehensive income for our other postretirement benefit plan is $6 million at December 31, 2007.

FAS 158 further requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet effective for years ended December 31, 2008.  On January 1, 2008, TEP recorded a reduction to retained earnings of less than $1 million to move the measurement date from December 1 to December 31 for all of its pension and other postretirement plans.

TEP discounted its future pension plan obligations at between 6.6% and 6.7% at December 31, 2007 and 5.9% at December 31, 2006.  TEP discounted its other postretirement plan obligations at a rate of 6.5% at December 31, 2007, and 5.6% at December 31, 2006.  TEP determines the discount rate annually based on the rates currently available on high-quality, non-callable, long-term bonds.  TEP looks to bonds that receive one of the two highest ratings given by a recognized rating agency whose future cash flows match the timing and amount of expected future benefit payments.  For TEP’s pension plans, a 25-basis point decrease in the discount rate would increase the projected benefit obligation (PBO) by approximately $7 million and the 2008 plan expense by less than $0.5 million.  A similar increase in the discount rate would decrease the PBO by approximately $7 million and the 2008 plan expense by $1 million.  For TEP’s other postretirement benefit plan, a 25-basis point change in the discount rate would increase or decrease the accumulated postretirement benefit obligation (APBO) by approximately $4 million.  A 25-basis point change in the discount rate would impact plan expense by less than $0.5 million.

TEP calculates the market-related value of plan assets using the fair value of plan assets on the measurement date.  TEP assumed that its plans’ assets would generate a long-term rate of return of 8.3% at December 31, 2007 and 8.3% at December 31, 2006.  In establishing its assumption as to the expected return on plan assets, TEP reviews the plans’ asset allocation and develops return assumptions for each asset class based on advice from an investment consultant and the plans’ actuary that includes both historical performance analysis and forward looking views of the financial markets.  Pension expense decreases as the expected rate of return on plan assets increases.  A 25-basis point change in the expected return on plan assets would impact pension expense in 2008 by less than $1 million.

TEP used an initial health care cost trend rate of 8% in valuing its postretirement benefit obligation at December 31, 2007.  This rate reflects both market conditions and the plan’s experience.  Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.  A 1% increase in assumed health care cost trend rates would increase the postretirement benefit obligation by approximately $4 million and the related plan expense in 2008 by less than $1 million.  A similar decrease in assumed health care cost trend rates would decrease the postretirement benefit obligation by approximately $4 million and the related plan expense in 2008 by less than $1 million.

TEP will record pension expense of approximately $6 million and other postretirement benefit expense of $5 million ratably through 2008.  TEP will make required pension plan contributions of $9 million in 2008.  TEP’s other postretirement benefit plan is not funded.  TEP expects to make benefit payments to retirees under the postretirement benefit plan of approximately $4 million in 2008.

UNS Gas and UNS Electric

UNS Gas and UNS Electric discounted their future pension plan obligations using a rate of 6.8% at December 31, 2007 and 5.9% at December 31, 2006.  For UNS Gas and UNS Electric’s pension plan, a 25-basis point change in the discount rate would impact the benefit obligation and 2008 pension expense by less than $0.5 million.  UNS Gas and UNS Electric will record pension expense of $1 million in 2008.  UNS Gas and UNS Electric will make a pension plan contribution of $1 million in 2008.

UNS Gas and UNS Electric discounted its other postretirement plan obligations using a rate of 6.5% at December 31, 2007, compared with 5.6% at December 31, 2006.  UNS Gas and UNS Electric will record postretirement medical benefit expense and make benefit payments to retirees under the postretirement benefit plan of less than $0.5 million in 2008.

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

TEP has agreements to purchase power that are priced using spot market gas prices.  These contracts meet the definition of normal purchases and are not required to be marked-to-market.  In an effort to minimize price risk on these purchases, TEP enters into commodity price swap agreements under which TEP purchases gas at fixed prices and simultaneously sells gas at spot market prices.  The spot market price in the swap agreements is tied to the same index as the purchases under the natural gas supply and purchased power contracts.  These swap agreements, which expire during the summer months through 2009, were entered into with the goal of locking in fixed prices on at least 45% and not more than 80% of TEP’s expected summer monthly gas risk prior to entering into the month.  The swap agreements are marked-to-market on a monthly basis; however, since the agreements satisfy the requirements for cash flow hedge accounting, the unrealized gains and losses are recorded in Other Comprehensive Income rather than being reflected in the income statement.

In June 2006, TEP entered into an interest rate swap in order to reduce the risk associated with unfavorable changes in variable interest rate payments related to changes in LIBOR.  The swap has the effect of converting approximately $36 million of variable rate lease payments for the Springerville Common Lease to a fixed rate.  The swap is designated as a cash flow hedge.  The fair value of the interest rate swap is derived from models based on well recognized financial principles, which provide a reasonable approximation of the fair value of the swap as of the valuation date.  Other models can be used to estimate the fair value of the swap and these models, which may use different assumptions or methods, may yield different results.  At December 31, 2007, the fair value of the swap is a liability of $3 million.

TEP manages the risk of counterparty default by performing financial credit reviews, setting limits, monitoring exposures, requiring collateral when needed, and using a standardized agreement, which allows for the netting of current period exposures to and from a single counterparty.

UNS Gas has a natural gas supply and management agreement under which it purchases substantially all of its gas requirements at market prices from BP Energy Company (BP).  However, the contract terms allow UNS Gas to lock in fixed prices on a portion of its gas purchases by entering into fixed price forward contracts with BP at various times during the year.  This enables UNS Gas to provide more stable prices to its customers.  These purchases are made up to three years in advance with the goal of locking in fixed prices on at least 45% and not more than 80% of the expected monthly gas consumption prior to entering into the month.   These forward contracts, as well as the main gas supply contract, meet the definition of normal purchases and therefore are not required to be marked-to-market.  In February 2008, UNS Gas gave BP notice of its intension to terminate this agreement.  Beginning in September 2008, UNS Gas will directly manage its gas supply and transportation contracts.

In December 2007, UNS Gas entered into a financial gas swap to further assist in achieving price stabilization.  This contract expires in January 2011.  Since this agreement satisfies the requirements for cash flow hedge accounting, any unrealized gains and losses are recorded in Other Comprehensive Income rather than being reflected in the income statement.

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

MEG, a wholly-owned subsidiary of Millennium, entered into swap agreements, options and forward contracts relating to Emission Allowances.  MEG marked its trading contracts to market by recording unrealized gains and losses and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month.  MEG closed out of all of its transactions in December 2007 and no future transactions are planned.

The market prices used to determine fair values for TEP, UNS Electric and UNS Gas’ derivative instruments at December 31, 2007, are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value.  For TEP’s forward power sales contracts, a 10% decrease in market prices would result in a decrease in unrealized net losses of $1 million, while a 10% increase in market prices would result in an increase in unrealized net losses of $1 million.  For TEP’s forward power purchase contracts, a 10% decrease in market prices would result in a decrease in unrealized net gains of $3 million, while a 10% increase in market prices would result in an increase in unrealized net gains of $3 million.  For TEP’s forward power sales contracts that are accounted for as cash flow hedges, a 10% decrease in market prices would result in a $1 million increase in unrealized gains reported in Other Comprehensive Income, while a 10% increase in market prices would result in a $1 million decrease in unrealized gains reported in Other Comprehensive Income.  For TEP’s gas swap agreements, a 10% decrease in market prices would result in a $4 million increase in unrealized net losses reported in Other Comprehensive Income, while a 10% increase in market prices would result in a $4 million decrease in unrealized net losses reported in Other Comprehensive Income.  For UNS Electric’s forward power purchase contracts, a 10% decrease in market prices would result in a decrease in unrealized net gains reported as a regulatory liability of $18 million, while a 10% increase in market prices would result in an increase in unrealized net gains reported as a regulatory liability of $18 million.  For UNS Electric’s forward gas purchase contracts, a 10% decrease in market prices would result in a decrease in unrealized net losses reported as a regulatory liability of $2 million, while a 10% increase in market prices would result in an increase in unrealized net losses reported as a regulatory liability of $2 million.  For UNS Gas’ forward gas purchase contracts a 10% decrease in market prices would result in a $1 million decrease in unrealized net gains reported in Other Comprehensive Income, while a 10% increase in market prices would result in a $1 million increase in unrealized net gains reported in Other Comprehensive Income.

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

See Market Risks – Commodity Price Risk in Item 7A.

Unbilled Revenue – TEP, UNS Gas and UNS Electric

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

Plant Asset Depreciable Lives – TEP, UNS Gas and UNS Electric

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

At December 31, 2007 and December 31, 2006; TEP had no valuation allowance.  At December 31, 2005, UniSource Energy had a valuation allowance of $7 million relating to net operating loss (NOL) carryforward amounts.  The $7 million valuation allowance balance at December 31, 2005, relates to losses generated by the Millennium entities.  As a result of the sale of Global Solar, the NOL and related valuation allowance were removed from the UniSource Energy consolidated balance sheet.  See Note 6 of Notes to Consolidated Financial Statements.

As of December 31, 2007 and December 31, 2006, UniSource Energy’s deferred income tax assets include $7 million related to unregulated investment losses of Millennium.  These losses have not been reflected on UniSource Energy’s consolidated income tax returns.  If UniSource Energy were unable to recognize such losses through its consolidated income tax return in the foreseeable future, UniSource Energy would be required to write off these deferred tax assets.

NEW ACCOUNTING PRONOUNCEMENTS

The FASB recently issued the following Statements of Financial Accounting Standards (FAS), FASB Interpretations (FIN), FASB Staff Positions (FSP), and Emerging Issues Task Force Issues (EITF):

•
SEC Staff Accounting Bulletin (SAB No. 110), issued December 2007, expresses the views of the SEC regarding the use of a simplified method in developing an estimate of expected term for "plain vanilla" share options in accordance with FAS Statement No. 123 (revised 2004).  The SEC Staff believes that it may be appropriate to use the simplified method in the following circumstances: (1) there is insufficient historical data to use as a basis for measuring expected term, or (2) there have been significant changes to the terms of the Company's share option grants or the types of employees that receive share option grants, or (3) there have been significant structural changes to the company.  The guidance is applicable to share option grants after December 31, 2007, and we are assessing whether it is appropriate for us to use the simplified method for future share option granrts.

•
FAS 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, issued December 2007, will change the accounting and reporting for minority interests, requiring such amounts to be classified as a component of equity, and will also change the accounting for transactions with minority-interest holders. The standard will be applicable for fiscal years beginning on or after December 15, 2008 and generally on a prospective basis.  Early adoption is prohibited and business combinations with acquisition dates prior to the effective date will not be adjusted upon application.  We do not expect this pronouncement to have a material impact on our financial statements.

•
FAS 141(R) Business Combinations - a replacement of FASB Statement No. 141, issued December 2007, requires companies to record acquisitions at fair value.  FAS 141(R) changes the definition of a business and a business combination and is generally expected to increase the number of transactions that will need to be accounted for at fair value.  The standard will be applicable for fiscal years beginning on or after December 15, 2008 and generally on a prospective basis.  Early adoption is prohibited and business combinations with acquisition dates prior to the effective date will not be adjusted upon application.  We do not expect this pronouncement to have a material impact on our financial statements.

•
FSP FASB Interpretation (FIN) 39-1, issued April 2007, allows entities that are party to a master netting arrangement to offset the receivable or payable recognized upon payment or receipt of cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement.  Upon adoption of FSP FIN 39-1, an entity is required to make an accounting policy decision to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements.  FSP FIN 39-1 became effective effective January 1, 2008.  We will continue to present cash collateral and derivatives assets and liabilities separately in our financial statements.

•
FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, issued February 2007, provides companies with the option at specified election dates, to measure certain financial assets and liabilities and other items at fair value with changes in fair value recognized in earnings as those changes occur.  FAS 159 also establishes disclosure requirements that include displaying the fair value of those assets and liabilities for which the entity elects the fair value option on the face of the balance sheet and providing management’s reasons for electing the fair value option for each item.  We have not elected fair value accounting for any of our eligible financial instruments.

•
FAS 157, Fair Value Measurement, issued September 2006, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  FAS 157 clarifies that the exchange price is the price in the principal market in which the reporting entity would transact for the asset or liability.  The adoption of FAS 157 on January 1, 2008 had no impact on our financial statements. We will begin disclosing inputs to develop fair value measurements and the effect of any of our assumptions on earnings or net assets for the quarter ending March 31, 2008.

•
The Pension Protection Act of 2006 (Pension Act) became effective January 1, 2008.  The new law affects the manner in which many companies, including UniSource Energy and TEP, administer their pension plans and provides for certain minimum funding requirements.  The Pension Act resulted in no additional funding requirements as for the company.

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

Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  We express our expectations, beliefs and projections in good faith and believe them to have a reasonable basis.  However, we make no assurances that management’s expectations, beliefs or projections will be achieved or accomplished.  We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements.  These may be in addition to other factors and matters discussed in other parts of this report:

1.	The resolution of pending retail rate case proceedings and the resulting rate structures.

2.
Demand conditions in our retail service areas, including economic conditions, weather conditions, rate structures, demographic patterns, competing energy alternatives and the status of retail competition.

3.
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

4.
Changes affecting our cost of providing electric and gas service including changes in fuel costs, generating unit operating performance, scheduled and unscheduled plant outages, interest rates, tax laws, environmental laws, and the general rate of inflation.

5.	Ability to obtain financing through debt and/or equity issuance, which can be affected by various factors, including interest rate fluctuations and capital market conditions.

6.	The creditworthiness of the entities with which we transact business or have transacted business.

7.	Changes in accounting principles or the application of such principles to our businesses.

8.	Changes in the depreciable lives of our assets.

9.	Unanticipated changes in future liabilities relating to employee benefit plans due to changes in market values of retirement plan assets and health care costs.

10.	The outcome of any ongoing or future litigation.

ITEM 7A. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

We are exposed to various forms of market risk.  Changes in interest rates, returns on marketable securities, and changes in commodity prices may affect our future financial results.

For additional information concerning risk factors, including market risks, see Safe Harbor for Forward-Looking Statements, above.

Risk Management Committee

We have a Risk Management Committee responsible for the oversight of commodity price risk and credit risk related to the wholesale energy marketing activities of TEP and the fuel and power procurement activities at TEP, UNS Gas and UNS Electric.  Our Risk Management Committee, which meets on a quarterly basis and as needed, consists of officers from the finance, accounting, legal, wholesale marketing, transmission and distribution operations, and the generation operations departments of UniSource Energy.  To limit TEP, UNS Gas and UNS Electric’s exposure to commodity price risk, the Risk Management Committee sets trading and hedging policies and limits, which are reviewed frequently to respond to constantly changing market conditions.  To limit TEP, UNS Gas and UNS Electric’s exposure to credit risk, the Risk Management Committee reviews counterparty credit exposure as well as credit policies and limits.

Interest Rate Risk

TEP is exposed to interest rate risk resulting from changes in interest rates on certain of its variable rate debt obligations.  At December 31, 2007 and 2006, TEP’s debt included $329 million of tax-exempt variable rate debt.  The average interest rate on TEP’s variable rate debt (excluding letter of credit fees) was 3.64 % in 2007 and 3.47% in 2006.  At December 31, 2007 and 2006, TEP’s debt also included variable rate lease debt totaling $67 million, and $68 million respectively, related to its Springerville Common Facilities Leases.  The notes underlying the leases mature in June 2017 and January 2020.  Interest is payable at LIBOR plus 1.5% through June 2009.  The spread over LIBOR increases by 0.125% in June 2009, and every three years thereafter to 2% by June 2018.   The interest rate in effect on the lease debt was 6.69% at December 31, 2007, and 7.13% at December 31, 2006.  A 1% increase (decrease) in average interest rates would result in a decrease (increase) in TEP’s pre-tax income by approximately $4 million.

A portion of the rent payable by TEP pursuant to the Springerville Common Facilities Leases is determined by the amount of interest payable on the floating rate lease debt.  In June 2006, TEP entered into an interest rate swap to hedge a portion of the interest rate risk associated with the portion of rent determined by the interest rate on this debt.  This swap has the effect of fixing the interest rate portion of rent at 7.27% on a portion of the principal balance, which was $36 million at December 31, 2007.

Marketable Securities Risk

TEP is exposed to fluctuations in the return on its marketable securities, which is comprised of investments in debt securities.  At December 31, 2007 and 2006, TEP had marketable debt securities with an estimated fair value of $109 million and $139 million, respectively.  At December 31, 2007 and 2006, the fair value exceeded the carrying value by $4 million and $6 million, respectively.  These debt securities represent TEP’s investments in lease debt underlying certain of TEP’s capital lease obligations.  Changes in the fair value of such debt securities do not present a material risk to TEP, as TEP intends to hold these investments to maturity.

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

To adjust the value of its derivative forward power sales and purchases, classified as cash flow hedges, to fair value in Other Comprehensive Income, TEP recorded the following net unrealized gains and losses:

	2007	2006	2005
	- In Millions-
Unrealized Gain (Loss)	$ -	$ 8	$ (1)

TEP also reported the following net unrealized gains and losses on forward power sales and purchases in Wholesale Sales.

	2007	2006	2005
	- In Millions-
Unrealized Gain (Loss)	$ -	$ 1	$ (1)

Natural Gas

TEP is also subject to commodity price risk from changes in the price of natural gas.  In addition to energy from its coal-fired facilities, TEP typically uses purchased power, supplemented by generation from its gas-fired units.  Some of these purchased power contracts are price indexed to natural gas prices.  Short-term and spot power purchase prices are also closely correlated to natural gas prices.  Due to its increasing seasonal gas and purchased power usage, TEP hedges a portion of its total natural gas exposure from plant fuel, gas-indexed purchase power and spot market purchases with fixed price contracts for a maximum of three years.  TEP purchases its remaining gas fuel needs and purchased power in the spot and short-term markets.

In 2007, the average market price of natural gas was $6.11 per MMBtu, or 1% higher than 2006.  The table below summarizes TEP’s gas generation output and purchased power for 2007, 2006 and 2005.

	2007	2006	2005	2007	2006	2005
	-Millions of MWhs-			% of Total Resources
Gas-Fired Generation	1,088	850	368	8%	6%	3%
Purchased Power	2,047	1,680	1,639	15%	12%	13%

To adjust the value of its derivative gas swap contracts, classified as cash flow hedges, to fair value in Other Comprehensive Income, TEP recorded the following net unrealized gains and losses:

	2007	2006	2005
	- In Millions-
Unrealized Gain (Loss)	$ (6)	$ (18)	$ 18

The chart below displays the valuation methodologies and maturities of TEP’s power and gas derivative contracts.

Unrealized Gain (Loss) of TEP’s Hedging and Trading Activities
- Millions of Dollars -
Source of Fair Value At Dec. 31, 2007	Maturity 0 – 6 months	Maturity 6 – 12 months	Maturity over 1 yr.	Total Unrealized Gain (Loss)
Prices actively quoted	$ -	$ -	$ -	$ -
Prices based on models and other valuation methods	-	(1)	-	(1)
Total	$ -	$ (1)	$ -	$ (1)

Sensitivity Analysis of Derivatives

TEP uses sensitivity analysis to measure the impact of an unfavorable change in market prices on the fair value of its derivative forward contracts.  Unrealized gains and losses related to TEP’s derivative contracts that are not cash flow hedges are reported on the income statement.  Unrealized gains and losses related to derivative contracts that are cash flow hedges are reported in Other Comprehensive Income; the unrealized gains and losses are reversed as contracts settle and realized gains or losses are recorded. The chart below summarizes the change in unrealized gains or losses if market prices increase or decrease by 10%.

- Millions of Dollars -
Change in Market Price As of December 31, 2007	10% Increase	10% Decrease
Non-Cash Flow Hedges
Forward power sales and purchase contracts	$ 1	$ (1)
Gas swap agreements	-	-

Cash Flow Hedges
Forward power sales and purchase contracts	$ (1)	$ 1
Gas swap agreements	4	(4)

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

In December 2006, TEP entered into agreements for the purchase and transportation of coal to Sundt Unit 4 through December 2008.  The total amount paid under these agreements depends on the number of tons of coal purchased and transported.   In 2007, TEP’s total coal-related fuel expense across all of its plants increased by $12 million, or 6% compared with 2006.

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

The contracts to purchase coal for use at the jointly-owned facilities require TEP to purchase minimum amounts of coal at an estimated average annual cost of $21 million for the next five years.  See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, UniSource Energy Consolidated, Contractual Obligations and Note 5 of Notes to Consolidated Financial Statements – Commitments and Contingencies, TEP Commitments, Purchase and Transportation Commitments.

UNS Gas

UNS Gas is subject to commodity price risk, primarily from the changes in the price of natural gas purchased for its customers.  This risk is mitigated through the PGA mechanism which provides an adjustment to UNS Gas’ retail rates to recover the actual costs of gas and transportation.  UNS Gas further reduces this risk by purchasing forward fixed price contracts or entering into financial gas swaps for a portion of its projected gas needs under its Price Stabilization Plan.  UNS Gas purchases at least 45% of its estimated gas needs in this manner.

For UNS Gas’ forward gas purchase contracts, a 10% decrease in market prices would result in a decrease in unrealized net gains reported as a regulatory liability of $1 million, while a 10% increase in market prices would result in an increase in unrealized net gains reported as a regulatory liability of $1 million.

UNS Electric

UNS Electric is not exposed to commodity price risk for its current purchases of electricity as it has a fixed price full-requirements supply agreement with PWMT and a PPFAC mechanism which fully recovers the costs incurred under such contract on a timely basis.  This supply agreement with PWMT expires in May 2008 and UNS Electric is in the process of replacing this energy resource.

During 2006 and 2007, UNS Electric entered into various power supply agreements for periods of one to five years beginning in June 2008.  Certain of these contracts are at a fixed price per MW and others are indexed to natural gas prices.  UNS Electric estimates its future minimum payments under these contracts to be $58 million in 2008, $67 million in 2009, $39 million in 2010, $15 million in 2011, $8 million in 2012, and $8 million thereafter based on natural gas prices at the date of the contracts.

Because a portion of the costs under these contracts will vary from period to period based on the market price of gas, the PPFAC, as currently structured, may not provide recovery of the costs incurred under these new contracts on a timely basis.

For UNS Electric’s forward power purchase contracts, a 10% decrease in market prices would result in a decrease in unrealized net gains reported as a regulatory liability of $18 million, while a 10% increase in market prices would result in an increase in unrealized net gains reported as a regulatory liability of $18 million.

In 2007, UNS Electric began hedging a portion of its natural gas exposure from gas-indexed purchase power agreements that begin in June 2008 with fixed price contracts.  In addition, UNS Electric began hedging a portion of its anticipated natural gas exposure from plant fuel for the period June 2008 and beyond.  UNS Electric currently has approximately 32% of this aggregate summer exposure hedged for the summer of 2008.  UNS Electric will obtain its remaining gas and purchased power needs through a combination of additional forward purchases and purchases in the short-term and spot markets.

For UNS Electric’s forward gas purchase contracts, a 10% decrease in market prices would result in a decrease in unrealized net gains reported as a regulatory liability of $2 million, while a 10% increase in market prices would result in an increase in unrealized net gains reported as a regulatory liability of $2 million.

MEG

MEG was in the business of trading Emission Allowances and related instruments until December 2007 when it settled its remaining positions. No further activities are anticipated.

MEG marked its trading positions to market on a daily basis using actively quoted prices obtained from brokers and options pricing models.  As of December 31, 2007, MEG had no trading assets or liabilities on its balance sheet.  At December 31, 2006, the fair value of MEG’s trading assets combined with Emission Allowances it held in escrow was $11 million.  The fair value of MEG’s trading liabilities was $5 million at December 31, 2006.  For 2007, MEG reflected a $3 million unrealized loss and a $2 million realized gain on its income statement, compared with an unrealized gain of $10 million and a realized loss of $10 million in 2006.

Credit Risk

UniSource Energy is exposed to credit risk in its energy-related marketing and trading activities related to potential nonperformance by counterparties.  We manage the risk of counterparty default by performing financial credit reviews, setting limits, monitoring exposures, requiring collateral when needed, and using standard agreements which allow for the netting of current period exposures to and from a single counterparty.  We calculate counterparty credit exposure by adding any outstanding receivable (net of amounts payable if a netting agreement exists) to the mark-to-market value of any forward contracts.  A positive number means that we are exposed to the creditworthiness of our counterparties.  If exposure exceeds credit limits or contractual collateral thresholds, we may request that a counterparty provide credit enhancement in the form of cash collateral or a letter of credit.  Conversely, a negative exposure means that a counterparty is exposed to the creditworthiness of TEP, UNS Gas or UNS Electric.  If such exposure exceeds credit limits or collateral thresholds, we may be required to post collateral in the form of cash or other credit enhancements.

As of December 31, 2007, TEP’s total credit exposure related to its wholesale marketing and gas hedging activities was approximately $20 million.  Approximately $3 million of TEP’s exposure is to non-investment grade companies.  TEP had one counterparty with an exposure of greater than 10% of its total credit exposure, totaling approximately $3 million.

TEP maintains a margin account with a broker to support certain risk management and trading activities.  At December 31, 2007, TEP had approximately $1 million in that margin account.  At December 31, 2007, TEP had no other credit enhancements posted with counterparties, nor did TEP hold any collateral from its counterparties.

UNS Gas is subject to credit risk from non-performance by its supply and hedging counterparties to the extent that these contracts have a mark-to-market value in favor of UNS Gas.  As of December 31, 2007, UNS Gas had purchased under fixed price contracts approximately 31% of the expected monthly consumption for the 2008/2009 winter season (November through March) and approximately 19% of its expected consumption for the 2009/2010 winter season.  At December 31, 2007, UNS Gas had less than $1 million in mark-to-market credit exposure under its supply and hedging contracts.  As of December 31, 2007, UNS Gas had provided $10 million in letters of credit as credit enhancements.

UNS Electric has begun to enter into energy purchase agreements to replace the full requirements contract it has with PWMT that expires in May 2008, as well as gas hedging contracts to hedge the risk in its gas-indexed power purchase agreements.  To the extent that such contracts have a positive mark-to-market value, UNS Electric would be exposed to credit risk under those contracts.  At December 31, 2007, UNS Electric had approximately $7 million in credit exposure under such contracts.  All of UNS Electric’s credit exposure is to investment grade counterparties and is concentrated with four of its counterparties.  As of December 31, 2007, UNS Electric had not posted any credit enhancement with its counterparties and had not collected any collateral margin from its counterparties.

ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UniSource Energy - Management’s Report on Internal Controls Over Financial Reporting

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

Management assessed the effectiveness of the UniSource Energy Corporation’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on management’s assessment using those criteria, management has concluded that, as of December 31, 2007, UniSource Energy Corporation’s internal control over financial reporting was effective.

Tucson Electric Power Company - Management’s Report on Internal Controls Over Financial Reporting

Tucson Electric Power Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Tucson Electric Power Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on management’s assessment using those criteria, management has concluded that, as of December 31, 2007, Tucson Electric Power Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of Tucson Electric Power Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by Tucson Electric Power Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit Tucson Electric Power Company to provide only management’s report in this annual report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
UniSource Energy Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of UniSource Energy Corporation and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the Index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls Over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Note 10 to the consolidated financial statements, the company changed the manner in which it accounts for income taxes as a result of implementing FIN 48, Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109 as of January 1, 2007.

As described in Note 11 to the consolidated financial statements, the company changed the manner in which it accounts for pension and post-retirement obligations as a result of implementing Financial Accounting Standards Board Standard No. 158 as of December 31, 2006.

As described in Note 1 to the consolidated financial statements, the company changed the manner in which it accounts for asset retirement costs as a result of implementing Financial Accounting Standards Board Interpretation No.47 as of December 31, 2005.
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

/s/ Pricewaterhouse Coopers LLP
Chicago, Illinois
February 26, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Tucson Electric Power Company:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tucson Electric Power Company and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the Index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As described in Note 10 to the consolidated financial statements, the company changed the manner in which it accounts for income taxes as a result of implementing FIN 48, Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109 as of January 1, 2007.

As described in Note 11 to the consolidated financial statements, the company changed the manner in which it accounts for pension and post-retirement obligations as a result of implementing Financial Accounting Standards Board Standard No. 158 as of December 31, 2006.

As described in Note 1 to the consolidated financial statements, the company changed the manner in which it accounts for asset retirement costs as a result of implementing Financial Accounting Standards Board Interpretation No. 47 as of December 31, 2005.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 26, 2008

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	Years Ended December 31,
	2007	2006	2005
	- Thousands of Dollars -
	(Except Per Share Amounts)
Operating Revenues
Electric Retail Sales	$976,795	$932,307	$895,411
Electric Wholesale Sales	196,233	179,266	178,667
Gas Revenue	148,597	159,598	135,909
Other Revenues	59,748	36,970	14,069
Total Operating Revenues	1,381,373	1,308,141	1,224,056

Operating Expenses
Fuel	291,238	257,515	226,278
Purchased Energy	352,898	320,788	324,351
Other Operations and Maintenance	258,176	247,069	215,600
Depreciation and Amortization	140,638	130,502	132,577
Amortization of Transition Recovery Asset	77,681	65,985	56,418
Taxes Other Than Income Taxes	47,837	46,136	47,328
Total Operating Expenses	1,168,468	1,067,995	1,002,552
Operating Income	212,905	240,146	221,504

Other Income (Deductions)
Interest Income	18,828	19,210	19,838
Other Income	7,622	7,453	10,985
Other Expense	(4,380)	(1,887)	(2,155)
Total Other Income (Deductions)	22,070	24,776	28,668

Interest Expense
Long-Term Debt	73,095	75,039	76,762
Interest on Capital Leases	64,499	72,586	79,098
Loss on Extinguishment of Debt	-	1,080	5,261
Other Interest Expense	5,480	7,922	3,153
Interest Capitalized	(5,551)	(4,884)	(3,978)
Total Interest Expense	137,523	151,743	160,296

Income Before Income Taxes, Discontinued Operations, and Cumulative Effect of Accounting Change	97,452	113,179	89,876
Income Tax Expense	39,079	43,936	37,623

Income Before Discontinued Operations and Cumulative Effect of Accounting Change	58,373	69,243	52,253

Discontinued Operations - Net of Tax	-	(1,796)	(5,483)
Cumulative Effect of Accounting Change - Net of Tax	-	-	(626)

Net Income	$58,373	$67,447	$46,144

Weighted-average Shares of Common Stock Outstanding (000)	35,486	35,264	34,798

Basic Earnings per Share
Income Before Discontinued Operations and Cumulative Effect of Accounting Change	$1.64	$1.96	$1.51
Discontinued Operations - Net of Tax	-	$(0.05)	$(0.16)
Cumulative Effect of Accounting Change - Net of Tax	-	-	$(0.02)
Net Income	$1.64	$1.91	$1.33

Diluted Earnings per Share
Income Before Discontinued Operations and Cumulative Effect of Accounting Change	$1.57	$1.85	$1.44
Discontinued Operations - Net of Tax	-	$(0.05)	$(0.14)
Cumulative Effect of Accounting Change - Net of Tax	-	-	$(0.02)
Net Income	$1.57	$1.80	$1.28

Dividends Declared per Share	$0.90	$0.84	$0.76

See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2007	2006	2005
	- Thousands of Dollars -

Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$1,061,994	$1,008,071	$975,378
Cash Receipts from Electric Wholesale Sales	301,616	254,322	227,095
Cash Receipts from Gas Sales	165,678	173,243	145,281
Cash Receipts from Operating Springerville Unit 3	38,887	16,659	-
Sale of Excess Emission Allowances	14,861	7,254	15,354
Other Cash Receipts	11,774	8,823	9,107
MEG Cash Receipts from Trading Activity	2,829	2,704	72,441
Interest Received	19,197	22,231	23,194
Performance Deposits Received	12,549	15,307	41,157
Income Tax Refunds Received	1,016	553	1,484
Purchased Energy Costs Paid	(450,197)	(383,943)	(369,218)
Fuel Costs Paid	(283,439)	(244,690)	(223,672)
Payment of Other Operations and Maintenance Costs	(158,057)	(137,941)	(130,108)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(151,074)	(144,526)	(140,013)
Wages Paid, Net of Amounts Capitalized	(106,097)	(100,368)	(93,220)
Interest Paid, Net of Amounts Capitalized	(68,446)	(67,006)	(72,481)
Capital Lease Interest Paid	(54,315)	(63,644)	(67,707)
Income Taxes Paid	(20,923)	(66,070)	(10,147)
Performance Deposits Payments	(7,900)	(9,617)	(36,455)
Excess Tax Benefit from Stock Option Exercises	(541)	(1,501)	(2,527)
MEG Cash Payments for Trading Activity	(1,704)	(812)	(79,990)
Other Cash Payments	(4,942)	(3,680)	(4,919)
Net Cash Used by Operating Activities of Discontinued Operations	-	(2,710)	(6,151)
Net Cash Flows - Operating Activities	322,766	282,659	273,883

Cash Flows from Investing Activities
Capital Expenditures	(245,366)	(238,261)	(203,362)
Proceeds from Investment in Lease Debt and Equity	27,732	22,158	13,646
Other Proceeds from Investing Activities	4,475	3,263	8,848
Return of Investment from Millennium	12	4,835	15,236
Investments in and Loans to Equity Investees	(845)	(4,518)	(4,870)
Other Payments for Investing Activities	(3,413)	(1,487)	-
Sale of Subsidiary	-	16,000	-
Payments for Investment in Lease Debt and Equity	-	(48,025)	-
Net Cash Used by Investing Activities of Discontinued Operations	-	(46)	(66)
Net Cash Flows - Investing Activities	(217,405)	(246,081)	(170,568)

Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facilities	205,000	194,000	45,000
Repayments of Borrowings Under Revolving Credit Facilities	(218,000)	(126,000)	(40,000)
Proceeds from Issuance of Long-Term Debt	-	30,000	240,000
Repayment of Long-Term Debt	(6,000)	(93,250)	(285,516)
Payments of Capital Lease Obligations	(71,549)	(61,197)	(52,907)
Common Stock Dividends Paid	(31,784)	(29,499)	(26,339)
Payment of Debt Issue Costs	(465)	(2,092)	(12,431)
Proceeds from Stock Options Exercised	1,980	4,861	10,691
Excess Tax Benefit from Stock Option Exercises	541	1,501	2,527
Other Proceeds from Financing Activities	8,210	11,509	11,906
Other Payments for Financing Activities	(7,162)	(6,849)	(5,595)
Net Cash Flows - Financing Activities	(119,229)	(77,016)	(112,664)

Net (Decrease) in Cash and Cash Equivalents	(13,868)	(40,438)	(9,349)
Cash and Cash Equivalents, Beginning of Year	104,241	144,679	154,028
Cash and Cash Equivalents, End of Year	$90,373	$104,241	$144,679

See Note 16 for supplemental cash flow information.

See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS	- Thousands of Dollars -
Utility Plant
Plant in Service	$3,565,735	$3,410,638
Utility Plant under Capital Leases	702,337	702,337
Construction Work in Progress	195,105	135,431
Total Utility Plant	4,463,177	4,248,406
Less Accumulated Depreciation and Amortization	(1,534,424)	(1,492,842)
Less Accumulated Amortization of Capital Lease Assets	(521,458)	(495,944)
Total Utility Plant - Net	2,407,295	2,259,620

Investments and Other Property
Investments in Lease Debt and Equity	152,544	181,222
Other	70,677	66,194
Total Investments and Other Property	223,221	247,416

Current Assets
Cash and Cash Equivalents	90,373	104,241
Trade Accounts Receivable	114,201	124,789
Unbilled Accounts Receivable	62,101	58,499
Allowance for Doubtful Accounts	(18,446)	(16,859)
Materials and Fuel Inventory	82,433	73,628
Trading Assets	5,489	26,387
Current Regulatory Assets	10,262	9,549
Deferred Income Taxes - Current	60,055	57,912
Interest Receivable - Current	9,450	7,782
Other	14,322	9,982
Total Current Assets	430,240	455,910

Regulatory and Other Assets
Transition Recovery Regulatory Asset	23,944	101,626
Income Taxes Recoverable Through Future Revenues - Regulatory Asset	30,009	34,749
Other Regulatory Assets	37,313	54,848
Other Assets	33,694	33,240
Total Regulatory and Other Assets	124,960	224,463

Total Assets	$3,185,716	$3,187,409

See Notes to Consolidated Financial Statements.

(Consolidated Balance Sheets Continued)

UNISOURCE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
CAPITALIZATION AND OTHER LIABILITIES	- Thousands of Dollars -
Capitalization
Common Stock Equity	$690,075	$654,149
Capital Lease Obligations, net of Current Obligations	530,973	588,771
Long-Term Debt, net of Current Maturities	993,870	1,171,170
Total Capitalization	2,214,918	2,414,090

Current Liabilities
Current Obligations under Capital Leases	58,599	59,090
Borrowing under Revolving Credit Facilities	10,000	50,000
Current Maturities of Long-Term Debt	204,300	6,000
Accounts Payable	122,687	102,829
Income Taxes Payable	156	16,429
Interest Accrued	48,091	52,392
Trading Liabilities - Derivative Instruments	3,193	16,537
Accrued Taxes Other than Income Taxes	36,775	35,431
Accrued Employee Expenses	24,585	22,886
Customer Deposits	21,425	19,767
Current Regulatory Liabilities	16,520	10,707
Other	1,350	3,852
Total Current Liabilities	547,681	395,920

Deferred Credits and Other Liabilities
Deferred Income Taxes - Noncurrent	149,730	126,883
Regulatory Liability - Net Cost of Removal for Interim Retirements	106,695	85,394
Other Regulatory Liabilities	15,721	9,609
Pension and Other Post-Retirement Benefits	76,407	105,085
Customer Advances for Construction	28,798	27,396
Other	45,766	23,032
Total Deferred Credits and Other Liabilities	423,117	377,399

Commitments and Contingencies (Note 6)

Total Capitalization and Other Liabilities	$3,185,716	$3,187,409

See Notes to Consolidated Financial Statements.

(Consolidated Balance Sheets Concluded)

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION
			December 31,
			2007	2006
COMMON STOCK EQUITY			- Thousands of Dollars -

Common Stock-No Par Value			$702,368	$697,426
	2007	2006
Shares Authorized	75,000,000	75,000,000
Shares Outstanding	35,314,730	35,189,645
Accumulated Deficit			(628)	(27,913)
Accumulated Other Comprehensive Loss			(11,665)	(15,364)
Total Common Stock Equity			690,075	654,149

PREFERRED STOCK
No Par Value, 1,000,000 Shares Authorized, None Outstanding			-	-

CAPITAL LEASE OBLIGATIONS
Springerville Unit 1			345,800	381,446
Springerville Coal Handling Facilities			99,175	112,177
Springerville Common Facilities			107,630	106,837
Sundt Unit 4			36,034	46,140
Other			933	1,261
Total Capital Lease Obligations			589,572	647,861
Less Current Maturities			(58,599)	(59,090)
Total Long-Term Capital Lease Obligations			530,973	588,771

LONG-TERM DEBT
Issue	Maturity	Interest Rate
UniSource Energy:
Convertible Senior Notes	2035	4.50%	150,000	150,000
Credit Agreement*	2011	Variable	41,000	27,000
Tucson Electric Power Company:
Variable Rate IDBs	2011	Variable**	328,600	328,600
Collateral Trust Bonds	2008	7.50%	138,300	138,300
Unsecured IDBs	2020 - 2033	5.85% to 7.13%	354,270	354,270
UNS Gas and UNS Electric:
Senior Unsecured Notes	2008 - 2015	6.23% to 7.61%	160,000	160,000
Credit Agreement	2011	Variable	26,000	19,000
Total Stated Principal Amount			1,198,170	1,177,170
Less Current Maturities			(204,300)	(6,000)
Total Long-Term Debt			993,870	1,171,170

Total Capitalization			$2,214,918	$2,414,090

*At December 31, 2006, UniSource Energy had an additional $20 million outstanding under the Revolving Credit Facility included in Current Liabilities.

** TEP’s Variable Rate industrial development bonds (IDBs) are backed by letters of credit (LOCs) issued pursuant to TEP’s Credit Agreement which expires in August 2011.  Although the Variable Rate IDBs mature between 2018 and 2022, the above maturity reflects a redemption or repurchase of such bonds in 2011 as though the LOCs terminate without replacement upon expiration of the TEP Credit Agreement.  Weighted average interest rates on this variable rate tax-exempt debt ranged from 3.11% to 3.95% during 2007, 2.95% to 3.96% during 2006 and 1.52% to 3.55% during 2005, and the average interest rate on such debt was 3.64% in 2007, 3.47% in 2006 and 2.48% in 2005.

See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

				Accumulated
	Common			Other	Total
	Shares	Common	Accumulated	Comprehensive	Stockholders'
	Outstanding*	Stock	Deficit	Loss	Equity
	- In Thousands -

Balances at December 31, 2004	34,255	$677,119	$ (85,666)	$ (10,735)	$580,718

Comprehensive Income:
2005 Net Income	-	-	46,144	-	46,144

Minimum Pension Liability Adjustment (net of $1,378 income taxes)	-	-	-	(2,101)	(2,101)

Unrealized Gain on Cash Flow Hedges (net of $6,503 income taxes)	-	-	-	9,918	9,918

Reclassification of Unrealized Gains on Cash Flow Hedges to Net Income (net of $2,403 income taxes)	-	-	-	(3,665)	(3,665)

Total Comprehensive Income					50,296

Dividends Declared	-	-	(26,339)	-	(26,339)
Shares Issued under Stock Compensation Plans	36	-	-	-	-
Shares Distributed by Deferred Compensation Trust	-	1	-	-	1
Shares Issued for Stock Options	583	9,411	-	-	9,411
Tax Benefit Realized from Stock Options Exercised	-	2,527	-	-	2,527
Other	-	127	-	-	127

Balances at December 31, 2005	34,874	689,185	(65,861)	(6,583)	616,741

Comprehensive Income:
2006 Net Income	-	-	67,447	-	67,447

Minimum Pension Liability Adjustment (net of $8,915 income taxes)	-	-	-	13,597	13,597

Unrealized Loss on Cash Flow Hedges (net of $4,897 income taxes)	-	-	-	(7,469)	(7,469)

Reclassification of Unrealized Gains on Cash Flow Hedges to Net Income (net of $77 income taxes)	-	-	-	(117)	(117)

Total Comprehensive Income					73,458

Adjustment to Initially Recognize the Funded Status of Employee Benefit Plans (net of $9,698 income taxes)	-	-	-	(14,792)	(14,792)

Dividends Declared	-	-	(29,499)	-	(29,499)
Shares Issued under Stock Compensation Plans	11	-	-	-	-
Shares Issued for Stock Options	305	4,859	-	-	4,859
Tax Benefit Realized from Stock Options Exercised	-	1,501	-	-	1,501
Other	-	1,881	-	-	1,881

Balances at December 31, 2006	35,190	697,426	(27,913)	(15,364)	654,149

Implementation of FIN 48			696		696

Comprehensive Income:
2007 Net Income	-	-	58,373	-	58,373

Decrease in Pension and Other Post-Retirement Benefit Liabilities (net of $3,929 income taxes)	-	-	-	5,993	5,993

Unrealized Loss on Cash Flow Hedges (net of $2,500 income taxes)	-	-	-	(3,813)	(3,813)

Reclassification of Unrealized Losses on Cash Flow Hedges to Net Income (net of $996 income taxes)	-	-	-	1,519	1,519

Total Comprehensive Income					62,072

Dividends Declared	-	-	(31,784)	-	(31,784)
Shares Issued under Stock Compensation Plans	5	-	-	-	-
Shares Issued for Stock Options	120	1,980	-	-	1,980
Tax Benefit Realized from Stock Options Exercised	-	540	-	-	540
Other	-	2,422	-	-	2,422

Balances at December 31, 2007	35,315	$702,368	$ (628)	$ (11,665)	$690,075

* UniSource Energy has 75 million authorized shares of Common Stock.

We describe limitations on our ability to pay dividends in Note 9.

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
	Years Ended December 31,
	2007	2006	2005
	- Thousands of Dollars -
Operating Revenues
Electric Retail Sales	$811,649	$774,470	$746,876
Electric Wholesale Sales	195,999	179,022	178,428
Other Revenues	62,855	35,502	12,166
Total Operating Revenues	1,070,503	988,994	937,470

Operating Expenses
Fuel	291,238	257,515	226,278
Purchased Power	140,498	100,090	132,883
Other Operations and Maintenance	211,851	198,573	168,056
Depreciation and Amortization	119,811	112,346	114,704
Amortization of Transition Recovery Asset	77,681	65,985	56,418
Taxes Other Than Income Taxes	40,366	38,834	39,790
Total Operating Expenses	881,445	773,343	738,129
Operating Income	189,058	215,651	199,341

Other Income (Deductions)
Interest Income	16,072	16,429	18,884
Interest Income - Note Receivable from UniSource Energy	-	-	1,684
Other Income	3,665	7,147	4,182
Other Expense	(3,296)	(3,029)	(1,685)
Total Other Income (Deductions)	16,441	20,547	23,065

Interest Expense
Long-Term Debt	50,230	51,422	56,243
Interest on Capital Leases	64,477	72,556	79,064
Loss on Extinguishment of Debt	-	685	5,261
Other Interest Expense	4,538	6,436	2,597
Interest Capitalized	(2,744)	(4,124)	(3,559)
Total Interest Expense	116,501	126,975	139,606

Income Before Income Taxes and Cumulative Effect of Accounting Change	88,998	109,223	82,800
Income Tax Expense	35,542	42,478	33,907

Income Before Cumulative Effect of Accounting Change	53,456	66,745	48,893
Cumulative Effect of Accounting Change - Net of Tax	-	-	(626)

Net Income	$53,456	$66,745	$48,267

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2007	2006	2005
	- Thousands of Dollars -

Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$883,885	$840,601	$815,624
Cash Receipts from Electric Wholesale Sales	301,616	254,322	227,031
Cash Receipts from Operating Springerville Unit 3	38,887	16,659	-
Interest Received	16,284	18,808	21,073
Sale of Excess Emission Allowances	16,975	7,254	15,354
Other Cash Receipts	7,931	6,579	3,696
Interest Received from UniSource Energy	-	-	11,013
Income Tax Refunds Received	-	-	713
Fuel Costs Paid	(283,440)	(244,632)	(223,672)
Purchased Power Costs Paid	(245,439)	(182,626)	(179,682)
Payment of Other Operations and Maintenance Costs	(144,753)	(121,744)	(111,112)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(116,641)	(109,952)	(105,741)
Wages Paid, Net of Amounts Capitalized	(82,661)	(77,627)	(74,627)
Capital Lease Interest Paid	(54,293)	(63,615)	(67,673)
Interest Paid, Net of Amounts Capitalized	(47,050)	(44,100)	(56,341)
Income Taxes Paid	(23,609)	(70,457)	(28,900)
Other Cash Payments	(3,580)	(2,242)	(3,743)
Net Cash Flows - Operating Activities	264,112	227,228	243,013

Cash Flows from Investing Activities
Capital Expenditures	(162,539)	(156,180)	(149,906)
Proceeds from Investments in Lease Debt and Equity	27,732	22,158	13,646
Payments for Investments in Lease Debt and Equity	-	(48,025)	-
Other Proceeds from Investing Activities	650	1,085	7,355
Other Payments for Investing Activities	(2,968)	(1,004)	-
Net Cash Flows - Investing Activities	(137,125)	(181,966)	(128,905)

Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facility	160,000	135,000	40,000
Repayments of Borrowings Under Revolving Credit Facility	(180,000)	(105,000)	(40,000)
Dividends Paid to UniSource Energy	(53,000)	(62,000)	(46,000)
Payments of Capital Lease Obligations	(71,464)	(61,111)	(52,826)
Equity Investment from UniSource Energy	18,000	-	110,000
Other Proceeds from Financing Activities	7,795	16,852	8,297
Proceeds from Repayment of UniSource Energy Note	-	-	95,393
Repayments of Long-Term Debt	-	-	(281,766)
Payment of Debt Issue Costs	(451)	(1,631)	(5,235)
Other Payments for Financing Activities	(968)	(1,094)	(1,745)
Net Cash Flows - Financing Activities	(120,088)	(78,984)	(173,882)

Net Increase (Decrease) in Cash and Cash Equivalents	6,899	(33,722)	(59,774)
Cash and Cash Equivalents, Beginning of Year	19,711	53,433	113,207
Cash and Cash Equivalents, End of Year	$26,610	$19,711	$53,433

See Note 16 for supplemental cash flow information.

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS	- Thousands of Dollars -
Utility Plant
Plant in Service	$3,143,823	$3,035,494
Utility Plant under Capital Leases	701,631	701,631
Construction Work in Progress	123,833	92,125
Total Utility Plant	3,969,287	3,829,250
Less Accumulated Depreciation and Amortization	(1,490,724)	(1,446,229)
Less Accumulated Amortization of Capital Lease Assets	(521,057)	(495,634)
Total Utility Plant - Net	1,957,506	1,887,387

Investments and Other Property
Investments in Lease Debt and Equity	152,544	181,222
Other	35,460	30,161
Total Investments and Other Property	188,004	211,383

Current Assets
Cash and Cash Equivalents	26,610	19,711
Trade Accounts Receivable	90,747	97,512
Unbilled Accounts Receivable	35,941	35,115
Allowance for Doubtful Accounts	(16,538)	(16,303)
Intercompany Accounts Receivable	8,740	16,329
Materials and Fuel Inventory	72,732	63,629
Income Taxes Receivable	8,070	-
Current Regulatory Assets	9,554	9,549
Deferred Income Taxes - Current	59,157	57,151
Interest Receivable - Current	9,383	7,782
Trading Assets	2,036	15,447
Other	13,062	8,833
Total Current Assets	319,494	314,755

Regulatory and Other Assets
Transition Recovery Regulatory Asset	23,945	101,626
Income Taxes Recoverable Through Future Revenues - Regulatory Asset	30,009	34,749
Other Regulatory Assets	34,123	51,594
Other Assets	19,955	21,569
Total Regulatory and Other Assets	108,032	209,538

Total Assets	$2,573,036	$2,623,063

See Notes to Consolidated Financial Statements.

(Consolidated Balance Sheets Continued)

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
CAPITALIZATION AND OTHER LIABILITIES	- Thousands of Dollars -
Capitalization
Common Stock Equity	$577,349	$554,714
Capital Lease Obligations net of Current Obligations	530,714	588,424
Long-Term Debt net of Current Maturities	682,870	821,170
Total Capitalization	1,790,933	1,964,308

Current Liabilities
Current Obligations under Capital Leases	58,502	58,999
Current Maturities of Long Term Debt	138,300	-
Borrowing Under Revolving Credit Facility	10,000	30,000
Accounts Payable	87,599	69,019
Intercompany Accounts Payable	4,512	10,743
Income Taxes Payable	-	8,409
Interest Accrued	41,394	45,613
Accrued Taxes Other than Income Taxes	28,690	27,227
Accrued Employee Expenses	22,557	21,102
Trading Liabilities	2,460	11,163
Other	15,533	14,278
Total Current Liabilities	409,547	296,553

Deferred Credits and Other Liabilities
Deferred Income Taxes - Noncurrent	163,834	155,253
Regulatory Liability - Net Cost of Removal for Interim Retirements	87,311	79,876
Pension and Other Post-Retirement Benefits	72,755	99,832
Other	48,656	27,241
Total Deferred Credits and Other Liabilities	372,556	362,202

Commitments and Contingencies (Note 5)

Total Capitalization and Other Liabilities	$2,573,036	$2,623,063

See Notes to Consolidated Financial Statements.

(Consolidated Balance Sheets Concluded)

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION
			December 31,
			2007	2006
COMMON STOCK EQUITY			- Thousands of Dollars -

Common Stock-No Par Value			$813,971	$795,971
	2007	2006
Shares Authorized	75,000,000	75,000,000
Shares Outstanding	32,139,434	32,139,434
Capital Stock Expense			(6,357)	(6,357)
Accumulated Deficit			(218,488)	(219,640)
Accumulated Other Comprehensive Loss			(11,777)	(15,260)
Total Common Stock Equity			577,349	554,714

PREFERRED STOCK
No Par Value, 1,000,000 Shares Authorized, None Outstanding			-	-

CAPITAL LEASE OBLIGATIONS
Springerville Unit 1			345,800	381,446
Springerville Coal Handling Facilities			99,175	112,177
Springerville Common Facilities			107,630	106,837
Sundt Unit 4			36,034	46,140
Other Leases			577	823
Total Capital Lease Obligations			589,216	647,423
Less Current Maturities			(58,502)	(58,999)
Total Long-Term Capital Lease Obligations			530,714	588,424

LONG-TERM DEBT
Issue	Maturity	Interest Rate
Variable Rate IDBs	2011	Variable*	328,600	328,600
Collateral Trust Bonds	2008	7.50%	138,300	138,300
Unsecured IDBs	2020 - 2033	5.85% to 7.13%	354,270	354,270
Total Stated Principal Amount			821,170	821,170
Less Current Maturities			(138,300)	-
Total Long-Term Debt			682,870	821,170

Total Capitalization			$1,790,933	$1,964,308

* TEP’s Variable Rate industrial development bonds (IDBs) are backed by letters of credit (LOCs) issued pursuant to TEP’s Credit Agreement which expires in August 2011.  Although the Variable Rate IDBs mature between 2018 and 2022, the above maturity reflects a redemption or repurchase of such bonds in 2011 as though the LOCs terminate without replacement upon expiration of the TEP Credit Agreement.  Weighted average interest rates on this variable rate tax-exempt debt ranged from 3.11% to 3.95% during 2007, 2.95% to 3.96% during 2006, and 1.52% to 3.55% during 2005 and the average interest rate on such debt was 3.64% in 2007, 3.47% in 2006 and 2.48% in 2005.

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME

				Accumulated
		Capital		Other	Total
	Common	Stock	Accumulated	Comprehensive	Stockholder's
	Stock	Expense	Deficit	Loss	Equity
	- Thousands of Dollars -

Balances at December 31, 2004	$658,254	$(6,357)	$ (226,652)	$ (10,735)	$414,510

Comprehensive Income:
2005 Net Income	-	-	48,267	-	48,267

Minimum Pension Liability Adjustment (net of $1,378 income taxes)	-	-	-	(2,101)	(2,101)

Unrealized Gain on Cash Flow Hedges (net of $6,503 income taxes)	-	-	-	9,918	9,918

Reclassification of Unrealized Gains on Cash Flow Hedges to Net Income (net of $2,403 income taxes)	-	-	-	(3,665)	(3,665)

Total Comprehensive Income					52,419

Dividends Paid	-	-	(46,000)	-	(46,000)
Capital Contribution from UniSource Energy	137,717	-	-	-	137,717

Balances at December 31, 2005	795,971	(6,357)	(224,385)	(6,583)	558,646

Comprehensive Income:
2006 Net Income	-	-	66,745	-	66,745

Minimum Pension Liability Adjustment (net of $8,915 income taxes)	-	-	-	13,597	13,597

Unrealized Loss on Cash Flow Hedges (net of $4,897 income taxes)	-	-	-	(7,469)	(7,469)

Reclassification of Unrealized Gains on Cash Flow Hedges to Net Income (net of $77 income taxes)	-	-	-	(117)	(117)

Total Comprehensive Income					72,756

Adjustment to Initially Recognize the Funded Status of Employee Benefit Plans (net of $9,630 income taxes)	-	-	-	(14,688)	(14,688)

Dividends Paid	-	-	(62,000)	-	(62,000)

Balances at December 31, 2006	795,971	(6,357)	(219,640)	(15,260)	554,714

Implementation of FIN 48			696		696

Comprehensive Income:
2007 Net Income	-	-	53,456	-	53,456

Decrease in Pension and Other Post-Retirement Benefit Liabilities (net of $3,820 income taxes)	-	-	-	5,826	5,826

Unrealized Loss on Cash Flow Hedges (net of $2,532 income taxes)	-	-	-	(3,862)	(3,862)

Reclassification of Unrealized Losses on Cash Flow Hedges to Net Income (net of $996 income taxes)	-	-	-	1,519	1,519

Total Comprehensive Income					56,939

Capital Contribution from UniSource Energy	18,000	-	-	-	18,000
Dividends Paid	-	-	(53,000)	-	(53,000)

Balances at December 31, 2007	$813,971	$(6,357)	$ (218,488)	$ (11,777)	$577,349

We describe limitations on TEP's ability to pay dividends in Note 9.

See Notes to Consolidated Financial Statements.

NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

UniSource Energy Corporation (UniSource Energy) is a holding company that has no significant operations of its own.  Operations are conducted by UniSource Energy’s subsidiaries, each of which is a separate legal entity with its own assets and liabilities.  UniSource Energy owns 100% of Tucson Electric Power Company (TEP), UniSource Energy Services, Inc. (UES), Millennium Energy Holdings, Inc. (Millennium) and UniSource Energy Development Company (UED).

TEP, a regulated public utility, is UniSource Energy’s largest operating subsidiary and represented approximately 81% of UniSource Energy’s assets as of December 31, 2007.  TEP generates, transmits and distributes electricity to approximately 397,000 retail electric customers in a 1,155 square mile area in Southern Arizona.  TEP also sells electricity to other utilities and power marketing entities primarily located in the Western U.S.  In addition, TEP operates Springerville Unit 3 on behalf of Tri-State Generation and Transmission Association, Inc. (Tri-State).

UES holds the common stock of UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric).  UNS Gas is a gas distribution company with 146,000 retail customers in Mohave, Yavapai, Coconino, and Navajo counties in Northern Arizona, as well as Santa Cruz County in South Central Arizona.  UNS Electric is an electric transmission and distribution company with approximately 90,000 retail customers in Mohave and Santa Cruz counties.

Millennium invests in unregulated energy related businesses.  On March 31, 2006, UniSource Energy completed the sale of all of the capital stock of Global Solar, Inc. (Global Solar), Millennium’s largest subsidiary, to a third party.  We present Global Solar’s assets, liabilities and related operations throughout this report as discontinued operations.  See Note 15.

UED facilitated the expansion of the Springerville Generating Station and is currently developing the Black Mountain Generating Station (BMGS), a 90 MW gas turbine project in Northern Arizona that, subject to ACC approval, is expected to provide energy to UNS Electric.

We conduct our business in three primary business segments – TEP, UNS Gas and UNS Electric.

References to “we” and “our” are to UniSource Energy and its subsidiaries, collectively.

BASIS OF PRESENTATION

We account for our investments in subsidiaries using the consolidation method when we hold a majority of a subsidiary’s voting stock and we can exercise control over the subsidiary. The accounts of the subsidiary and parent are combined, and intercompany balances and transactions are eliminated.  Intercompany profits on transactions between regulated entities are not eliminated.

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

The equity investments at December 31, 2007 were:

Investee	% Owned

UniSource Energy
Carboelectrica Sabinas, S. de R.L. de C.V.	50.0%
Haddington Energy Partners II, LP	31.6%
Valley Ventures III, LP	15.0%

TEP
Inncom International, Inc.	16.7%

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

We apply the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71) to the transmission and distribution portion of our business.  In accordance with FAS 71, regulatory assets and liabilities are recorded in the consolidated balance sheets.  Regulatory assets are the deferral of costs expected to be recovered in future customer rates and regulatory liabilities represent current recovery of expected future costs.

The conditions a regulated company must satisfy to apply the accounting policies and practices of FAS 71 include:

•	an independent regulator sets rates;
•	the regulator sets the rates to recover the specific enterprise’s costs of providing service; and
•	the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

We evaluate our regulatory assets each period and believe recovery of these is probable.  We have received or requested return on certain regulatory assets for which we are currently recovering or seeking recovery through rates.  If we were required to terminate application of FAS 71 for all of our regulated operations, we would have to record an extraordinary gain (loss) in the income statement to remove all of the regulatory assets and liabilities in the balance sheet at that time.  See Note 2.

CASH AND CASH EQUIVALENTS

We define Cash and Cash Equivalents as cash (unrestricted demand deposits) and all highly liquid investments purchased with an original maturity of three months or less.

RESTRICTED CASH

Restricted cash represents cash deposits that have withdrawal restrictions, or are set aside for a specific use and not available for general current operations.  Cash deposits that are restricted for a period of less than one year, or that are restricted as to use but are available to meet specific current operational requirements, are classified on the balance sheet as Other Current Assets.  Balances that are restricted as to withdrawal for more than one year or are designated for a purpose other than current operations are classified on the balance sheet as Investments and Other Property, Other.  Restricted cash includes cash on deposit in support of our self-insured medical and worker’s compensation plans, amounts on deposit for credit enhancement with counterparties and deposits to meet contractual and regulatory requirements.  The corresponding cash receipts and payments are reflected in the statement of cash flows as investing activities.

UTILITY PLANT

TEP, UNS Gas and UNS Electric report utility plant at cost.  Costs included in utility plant are:

•	Material and labor,
•	Contractor services,
•	Construction overhead (where applicable), and

•	An Allowance for Funds Used During Construction (AFUDC) or capitalized interest during construction.

TEP, UNS Gas and UNS Electric charge the cost of repairs and minor replacements to the appropriate operating expense accounts. Costs to replace major units of property are included in utility plant.   The cost of planned major maintenance activities, including scheduled overhauls at TEP’s generation plants, is recorded as the costs are actually incurred.  Replacement of capital equipment included in plant maintenance activities is capitalized to utility plant.  All other plant maintenance costs are expensed as incurred.

When a unit of regulated property is retired the original cost less any salvage value is credited or charged to accumulated depreciation.  Interim retirements of unregulated generation plant, together with the cost of removal less salvage, are charged to accumulated depreciation.  Gains and losses resulting from the final retirement of unregulated properties are credited or charged to the income statement and the corresponding cost and accumulated depreciation is removed from the balance sheet.

AFUDC and Capitalized Interest

In accordance with the uniform system of accounts prescribed by regulatory authorities, AFUDC, which reflects the net cost of borrowed or other funds used during construction, is capitalized as part of the cost of regulated utility plant.  The interest capitalized that relates to debt reduces Other Interest Expense on the income statement.  The interest capitalized that relates to equity funds is recorded as Other Income.

The interest capitalized for TEP’s unregulated generation-related construction projects is included as a reduction of Other Interest Expense.

	TEP
	2007	2006	2005
Average AFUDC on regulated T&D construction expenditures	10.05%	8.59%	8.20%
AFUDC - Debt (in millions)	$2	$1	$1
AFUDC - Equity (in millions)	$1	$1	$1
Average capitalized interest rate on unregulated generation-related construction expenditures	5.73%	5.72%	4.78%
Capitalized interest (in millions)	$1	$3	$3

	UNS Gas
	2007	2006	2005
Average AFUDC on regulated construction expenditures	8.12%	8.29%	7.83%
AFUDC - Debt (in millions)	$0.3	$0.1	$0.2
AFUDC - Equity (in millions)	$0.3	$0.1	$0.2

	UNS Electric
	2007	2006	2005
Average AFUDC on regulated construction expenditures	13.51%	10.93%	9.03%
AFUDC - Debt (in millions)	$0.7	$0.5	$0.2
AFUDC - Equity (in millions)	$0.4	$0.5	$0.2

Depreciation

TEP, UNS Gas and UNS Electric compute depreciation for owned utility plant on a straight-line basis at rates based on the economic lives of the assets. See Note 6.  The ACC approves depreciation rates for all utility plant except TEP’s deregulated generation assets.  The depreciable lives for TEP’s deregulated generation plant are based on remaining useful lives.  The depreciable lives for TEP’s regulated transmission, distribution, general and intangible plant are based on average useful lives and reflect estimated removal costs, net of estimated salvage value for interim retirements.  We have summarized the average annual depreciation rates for all utility plants below.

Year	TEP	UNS Gas	UNS Electric
2007	3.35%	3.28%	4.60%
2006	3.21%	3.05%	4.52%
2005	3.45%	2.93%	4.04%

Computer Software Costs

TEP, UNS Gas and UNS Electric capitalize costs incurred to purchase computer software and amortize those costs over the estimated economic life of the product.  If the software is no longer useful, we immediately charge capitalized computer software costs to expense.  TEP amortized capitalized computer software costs of $9 million in 2007, $7 million in 2006, and $8 million in 2005.

TEP Utility Plant under Capital Leases

TEP financed the following generation assets with capital leases:

•	Springerville Common Facilities,
•	Springerville Unit 1,
•	Springerville Coal Handling Facilities, and
•	Sundt Unit 4.

The following table shows the amount of lease expense incurred for TEP’s generation-related capital leases.  The lease terms are described in TEP Capital Lease Obligations in Note 7.

	Years Ended December 31,
	2007	2006	2005
	-Millions of Dollars-
Lease Expense:
Interest Expense on Capital Leases	$64	$72	$79
Amortization of Capital Lease Assets – Included in:
Operating Expenses – Fuel	4	4	5
Operating Expenses – Depreciation and Amortization	21	22	23
Total Lease Expense	$89	$98	$107

ASSET RETIREMENT OBLIGATIONS

Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (FAS 143) requires entities to record the estimated present value of a liability for a legal obligation to retire an asset in the future.  FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), requires entities to record the estimated present value of a liability for a legal obligation to perform asset retirement activity even if the timing and (or) method of settlement depends on a future event that may or may not be within the control of the entity.

TEP records a liability for the estimated present value of a conditional asset retirement obligation related to its unregulated generation assets as follows:

•	when it is able to reasonably estimate the fair value of any future obligation to retire as a result of an existing or enacted law, statute, ordinance or contract; or
•	if it can reasonably estimate the fair value.

When the liability is initially recorded at net present value, TEP capitalizes the cost by increasing the carrying amount of the related long-lived asset.  Over time, TEP adjusts the liability to its present value by recognizing accretion expense as an operating expense each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon retirement of the asset, TEP either settles the obligation for its recorded amount or incurs a gain or loss if the actual costs differ from the recorded amount.

TEP, UNS Gas and UNS Electric continue to record cost of removal for their regulated transmission and distribution assets through depreciation rates and recover those amounts in rates charged to their customers.  There are no legal obligations associated with these assets.  TEP, UNS Gas and UNS Electric have recorded their obligation for estimated costs of removal as regulatory liabilities for their regulated transmission and distribution property.  See Note 2.

Cumulative Effect of Accounting Change

In 2005, TEP implemented FIN 47.  The implementation of FIN 47 required TEP to update an existing inventory, originally created for the implementation of FAS 143, and to determine which, if any, of the conditional asset retirement obligations could be reasonably estimated.   Upon implementation of FIN 47, TEP recorded an asset retirement obligation of $16 million at its net present value of $3 million, increased depreciable assets by an immaterial amount for asset retirement costs and recognized the cumulative effect of accounting change as a loss of less than $1 million after tax.

EVALUATION OF ASSETS FOR IMPAIRMENT

TEP, UNS Gas and UNS Electric evaluate their Utility Plant and other long-lived assets for impairment whenever events or circumstances indicate that the value of the assets may be impaired.  If the fair value of the asset, determined based on the undiscounted expected future cash flows, is less than the carrying value of the asset, an impairment charge would be recorded.

Millennium evaluates its investments for impairment at the end of each quarter.  If the decline in fair value is judged to be other-than-temporary, an impairment loss would be recorded.

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

AMORTIZATION OF DEBT ISSUANCE COSTS

We defer costs related to the issuance of debt and amortize on a straight-line basis over the life of the debt.  These costs include underwriters’ commissions, discounts or premiums, and other costs such as legal, accounting and regulatory fees and printing costs.

TEP and UNS recognize gains and losses on reacquired debt, including unamortized debt issuance costs, associated with their unregulated operations, as incurred.  TEP, UNS Gas and UNS Electric defer and amortize the gains and losses on reacquired debt associated with their regulated operations to interest expense over the remaining life of the original debt.

UTILITY OPERATING REVENUES

TEP, UNS Gas and UNS Electric record utility operating revenues when services are provided or commodities are delivered to customers.  Operating revenues include unbilled revenues which are earned (service has been provided) but not billed by the end of an accounting period.

Amounts delivered are determined through systematic monthly readings of customer meters.  At the end of the month, the usage since the last meter reading is estimated and the corresponding unbilled revenue is calculated.  Unbilled revenue is calculated based on daily generation or purchased volumes, estimated customer usage by class, estimated line losses and estimated average customer rates.  Accrued unbilled revenues are reversed the following month when actual billings occur.  The accuracy of the unbilled revenue estimate is affected by factors that include fluctuations in energy demands, weather, line losses, and changes in the composition of customer classes.

TEP revenue and purchase power costs from settled energy contracts that are not physically delivered are reported on a net basis in Electric Wholesale Sales.  The corresponding cash receipts and payments are recorded in the statement of cash flows as Cash Receipts from Electric Wholesale Sales and Purchased Energy Costs Paid, respectively.

We record an Allowance for Doubtful Accounts to reduce accounts receivable for revenue amounts that are estimated to be uncollectible.  TEP, UNS Gas and UNS Electric establish an allowance for doubtful accounts based on historical collection experience and any specific customer collection issues that are identified.  TEP’s Allowance for Doubtful Accounts was $16 million at December 31, 2007 and at December 31, 2006.  UNS Gas and UNS Electric’s combined Allowance for Doubtful Accounts was $2 million at December 31, 2007 and less than $1 million at December 31, 2006.

FUEL AND PURCHASED ENERGY COSTS

TEP

TEP records fuel inventory, primarily coal, at weighted average cost.  TEP uses full absorption costing, under which, all handling and procurement costs are included in the cost of the inventory.  Examples of these costs include direct material, direct labor, overhead costs and transportation costs.  See Purchase and Transportation Commitments in Note 5.

UNS Gas

UNS Gas defers differences between gas purchase costs and the recovery of such costs in revenues under a Purchased Gas Adjustor (PGA) mechanism.  The PGA mechanism addresses the volatility of natural gas prices and allows UNS Gas to recover its commodity costs through a price adjustor.  UNS Gas may change the PGA charge monthly based on an ACC approved mechanism that compares the twelve-month rolling average gas cost to the base cost of gas, subject to limitations on how much the price per therm may change in a twelve-month period.  The difference between the actual cost of UNS Gas’ gas supplies and transportation contracts and that currently allowed by the ACC is deferred and recovered or repaid through the PGA mechanism.  When under or over recovery trigger points are met, UNS Gas may request a PGA surcharge or surcredit with the goal of collecting or returning the amount deferred from or to customers over a twelve-month period.  See Note 2.

UNS Electric

UNS Electric defers differences between purchased energy costs and the recovery of such costs in revenues.  Future billings are adjusted for such deferrals through the use of a Purchased Power and Fuel Adjustment Clause (PPFAC) approved by the ACC.  The PPFAC allows for a revenue surcharge or surcredit (that adjusts the customer’s base rate for delivered purchased power) to collect or return under- or over- recovery of costs.

INCOME TAXES

GAAP requires us to report some of our assets and liabilities differently for our financial statements than we do for income tax purposes.  We reflect the tax effects of these differences as deferred income tax assets or liabilities in our balance sheets.  We measure these deferred tax assets and liabilities using current income tax rates.  Federal and state income tax credits are accounted for as a reduction of income tax expense in the year in which the credit arises.

GAAP requires that regulated enterprises that apply FAS 71 record a deferred income tax liability for tax benefits that are flowed through to a customer when temporary differences arise.   A regulatory asset is established for the future increases in taxes payable and is recovered from customers through future rates as temporary differences reverse.  TEP became fully normalized in 1990 and temporary differences, arising after that point in time, do not flow through to ratepayers. The balance in the regulatory asset for Income Taxes Recoverable Through Future Revenues relates to flow through years prior to 1990.  See Note 2.

We allocate income taxes to the subsidiaries based on their taxable income and deductions as reported in the consolidated tax return filings.

UniSource Energy and TEP record interest on unrecognized tax benefits or liabilities as either Interest Income or Interest Expense in the income statements.  No penalties were incurred.

TAXES OTHER THAN INCOME TAXES

TEP, UNS Gas and UNS Electric act as conduits or collection agents for excise tax (sales tax) as well as franchise fees and regulatory assessments.  They record liabilities payable to governmental agencies when they charge their customers for these amounts.  Neither the amounts charged nor payable are reflected in the income statement.

EMISSION ALLOWANCES

The Environmental Protection Agency (EPA) issues emission allowances to qualifying utilities based on past operational history.  Each allowance permits emission of one ton of sulfur dioxide (SO2) in its vintage year or a subsequent year.  TEP receives an allotment of these allowances annually, but UNS Electric does not receive any since it has no coal-fired generation.  When issued from the EPA, these allowances have no book value for accounting purposes but may be sold if TEP does not need them for operations.  TEP also may purchase additional allowances if needed.  The gains from sales of excess allowances are reflected as a reduction of Other Operations and Maintenance expense on TEP’s income statement when title passes.

DERIVATIVE FINANCIAL INSTRUMENTS

TEP, UNS Gas and UNS Electric use derivative financial instruments including forward power sales and purchases and gas swaps to manage exposure to energy price risk.

On the date the company enters into a derivative contract, we apply one of the following accounting treatments:

•
Cash Flow Hedges are used to hedge the changes in cash flows that are to be received or paid in connection with future purchases or sales.  These contracts include gas swap agreements and forward power contracts to hedge the cash flow risk associated with TEP’s summer load requirements and its forecasted excess generation.  The effective portion of the changes in the market prices of cash flow hedges are recorded as unrealized gains and losses in Other Comprehensive Income and the ineffective portion is recognized in earnings.

•
Mark-to-Market transactions include (1) non-trading hedges that did not qualify for cash flow hedge accounting treatment or did not qualify for normal scope exception or  (2) trading derivatives which are contracts entered into to reduce our exposure to energy and commodity prices.  These contracts are subject to specified risk parameters established and monitored by UniSource Energy’s Risk Management Committee.  Unrealized gains and losses resulting from changes in the market prices of mark-to-market transactions are recorded on the same line in the income statement as the hedged transaction.

•
Normal Purchase and Sale transactions are derivative contracts entered into to support the current load forecast and entered into with a counterparty with load serving requirements or generating capacity.  These contracts are not required to be marked-to-market and are accounted for on an accrual basis.

We formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. We discontinue hedge accounting when: (1) the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) we determine that designating the derivative as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.  In order to determine the correct balance sheet classification of derivative instruments that extend beyond one year, we bifurcate all derivatives into their current and long-term portions.

In December 2006, the ACC granted UNS Electric an accounting order to record the unrealized gains and losses as a regulatory asset or a regulatory liability rather than as a component of OCI or in the income statement.  As these contracts settle, the actual costs of the power purchased are charged to the PPFAC.

TEP entered into an interest rate swap to reduce the cash flow risk associated with unfavorable changes in the variable interest rate on the Springerville Common Lease.  Changes in the market price of the interest rate swap are recorded in Other Comprehensive Income.

MEG entered into swap agreements, options and forward contracts relating to Emission Allowances.  MEG records these derivative instruments at fair value with changes in market prices recorded in earnings.  All of  MEG’s forward contracts were settled in December 2007.

Although TEP’s and MEG’s gains and losses on trading activities are recorded on a net basis in the income statement, we report the related cash receipts and cash payments separately in the statement of cash flows.

See Note 4.

SHARE-BASED COMPENSATION

Effective January 1, 2005, we prospectively adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (FAS 123(R)).  Before January 1, 2005, we accounted for our share-based compensation under the principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations and applied the disclosure only guidance in Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.  Our share-based compensation plans are described more fully in Note 12.
Our stock options were granted with an exercise price equal to the market value of the stock at the date of the grant.  Accordingly, before January 1, 2005, under the provisions of APB 25, no compensation expense was recorded for these awards.  However, compensation expense was recognized for restricted stock, stock unit and performance share awards over the performance/vesting period.  Beginning January 1, 2005, under the provisions of FAS 123(R), we began recognizing compensation expense over the vesting period for the fair value of the new stock options granted.

NEW ACCOUNTING STANDARDS

•
SEC Staff Accounting Bulletin (SAB No. 110), issued December 2007, expresses the views of the SEC regarding the use of a simplified method in developing an estimate of expected term for “plain vanilla” share options in accordance with FAS Statement No. 123 (revised 2004).  The SEC Staff believes that it may be appropriate to use the simplified method in the following circumstances: (1) there is insufficient historical data to use as a basis for measuring expected term, or (2) there have been significant changes to the terms of its share option grants or the types of employees that receive share option grants, or (3) there have been significant structural changes to the company.   The guidance is applicable to share option grants after December 31, 2007, and we are assessing whether it is appropriate for us to use the simplified method for future share option grants.

•
FAS 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, issued December 2007, will change the accounting and reporting for minority interests, requiring such amounts to be classified as a component of equity, and will also change the accounting for transactions with minority-interest holders. The standard will be applicable for fiscal years beginning on or after December 15, 2008 on a prospective basis.  Early adoption is prohibited and business combinations with acquisition dates prior to the effective date will not be adjusted upon application.  We do not expect this pronouncement to have a material impact on our financial statements.

•
FAS 141(R) Business Combinations - a replacement of FAS No. 141, issued December 2007, requires companies to record acquisitions at fair value.  FAS 141(R) changes the definition of a business and a business combination and is generally expected to increase the number of transactions that will need to be accounted for at fair value.  The standard will be applicable for fiscal years beginning on or after December 15, 2008 and generally on a prospective basis.  Early adoption is prohibited and business combinations with acquisition dates prior to the effective date will not be adjusted upon application.  We do not expect this pronouncement to have a material impact on our financial statements.

•
FSP FASB Interpretation (FIN) 39-1, issued April 2007, allows entities that are party to a master netting arrangement to offset the receivable or payable recognized upon payment or receipt of cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement.  Upon adoption of FSP FIN 39-1, an entity is required to make an accounting policy decision to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements.  FSP FIN 39-1 became effective January 1, 2008.  We will continue to present cash collateral and derivatives assets and liabilities separately in our financial statements.

•
FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, issued February 2007, provides companies with the option of measuring certain financial assets and liabilities and other items at fair value, with changes in fair value recognized in earnings as those changes occur.  FAS 159 also establishes disclosure requirements that include displaying the fair value of those assets and liabilities for which the entity elects the fair value option on the face of the balance sheet and providing management’s reasons for electing the fair value option for each item.  We have not elected fair value accounting for any of our eligible financial instruments.

•
FAS 157, Fair Value Measurement, issued September 2006, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  FAS 157 clarifies that the exchange price is the price in the principal market in which the reporting entity would transact for the asset or liability.  The implementation of FAS 157 on January 1, 2008 had no impact on our financial statements.  We will begin disclosing inputs to develop fair value measurements and the effect of any of our assumptions on earnings or net assets for the quarter ending March 31, 2008.

•
The Pension Protection Act of 2006 (Pension Act) became effective January 1, 2008.  The new law affects the manner in which many companies, including UniSource Energy and TEP, administer their pension plans.  The Pension Act resulted in no additional funding requirements for TEP, UNS Gas or UNS Electric.

RECLASSIFICATIONS

To be comparable with the 2007 presentation, TEP reclassified, from Purchased Energy to Electric Wholesale Sales, $9 million of purchase power costs in 2006 relating to settled energy contracts that were not physically delivered.  This reclassification had no effect on Net Income.  No reclassification was made to the 2005 reported amounts.

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

The Rules and the Settlement Agreement established:

•	a period from November 1999 through 2008 for TEP to transition its generation assets from a cost of service based rate structure to a market, or competitive, rate structure;
•	the recovery through rates during the transition period of $450 million of stranded generation costs through a fixed competitive transition charge (Fixed CTC);
•	capped rates for TEP retail customers through 2008;
•	an ACC interim review of TEP retail rates in 2004;
•	unbundling of electric services with separate rates or prices for generation, transmission, distribution, metering, meter reading, billing and collection, and ancillary services;
•	a process for ESPs to become licensed by the ACC to sell generation services at market prices to TEP retail customers;
•	access for TEP retail customers to buy market priced generation services from ESPs beginning in 2000 (currently, no TEP customers are purchasing generation services from ESPs); and
•	transmission and distribution services would remain subject to regulation on a cost of service basis.

We believe that the Settlement Agreement contemplates that the price TEP charges its retail customers for generation be market-based and its retail customers should begin paying the market rate for generation services beginning on January 1, 2009.

In June 2004, as required by the Settlement Agreement, TEP filed general rate case information with the ACC.  While TEP’s filing did not propose any change in retail rates, the filing, with a test year ended December 31, 2003, showed that TEP was experiencing a revenue deficiency of $111 million, reflecting the need for an increase in retail rates of 16%.

TEP Rate Proposal Filing

In April 2006, the ACC ordered that a procedure be established to allow for a review of:

•	the TEP Settlement Agreement and its effect on how TEP’s rates for generation services will be determined after December 31, 2008;
•	TEP’s proposed amendments to the TEP Settlement Agreement; and
•	Demand-Side Management (DSM), Renewable Energy Standards Tariffs (REST), and Time of use Tariffs (TOU).

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

The ACC ordered that the Rate Case hearing for TEP start in May 2008.

Transition Recovery Asset

TEP’s Transition Recovery Asset consists of generation-related regulatory assets and a portion of TEP’s generation plant asset costs.  Transition costs being recovered through the Fixed CTC include: (1) the Transition Recovery Regulatory Asset; (2) a small portion of generation-related plant assets included in Plant in Service on the balance sheet; and (3) excess capacity deferrals related to operating and capital costs associated with Springerville Unit 2 which were amortized as an off-balance sheet regulatory asset through 2003.  These transition costs were amortized as follows:

	Years Ended December 31,
	2007	2006	2005
	-Millions of Dollars-
Amortization of Transition Costs Being Recovered through the Fixed CTC:
Transition Costs Being Recovered through the Fixed CTC, beginning of year	$112	$185	$247
Amortization of Transition Recovery Asset Recorded on the Income Statement	(78)	(66)	(56)
Amortization of Generation-Related Plant Assets	(8)	(7)	(6)
Transition Costs Being Recovered through the Fixed CTC, end of year	$26	$112	$185

TEP amortized the portion of the Transition Recovery Regulatory Asset that is recorded on the balance sheet as follows:

	Years Ended December 31,
	2007	2006	2005
	-Millions of Dollars-

Transition Recovery Regulatory Asset, beginning of year	$102	$168	$224
Amortization of Transition Recovery Asset Recorded on the Income Statement	(78)	(66)	(56)
Transition Recovery Regulatory Asset, end of year	$24	$102	$168

The remaining transition costs being recovered through the Fixed CTC differ from the Transition Recovery Asset recorded on the balance sheet as follows:

	December 31,
	2007	2006
	-Millions of Dollars-
Transition Costs Being Recovered through the Fixed CTC, end of year	$26	$112
Unamortized Generation-Related Plant Assets	(2)	(10)
Transition Recovery Asset, end of year	$24	$102

TEP will amortize the remaining Transition Recovery Asset balance as costs are recovered through rates until TEP has recovered $450 million of transition costs.  It is expected that by May 31, 2008, the TRA will be amortized to zero.

In May 2007, the ACC ordered that TEP’s current Standard Offer rates shall remain at their current level, including continued collection of the Fixed Competition Transition Charge (Fixed CTC) ($0.009 per kWh), until the effective date of a final order in the rate proposal proceeding.  The incremental income collected as a result of retaining the “true up” revenue after it would otherwise terminate shall accrue interest and shall be recorded as deferred revenue.  The treatment of the deferred revenue will be determined when the TEP rate case is finalized.

Other Regulatory Assets and Liabilities

In addition to the Transition Recovery Asset related to TEP’s generation assets, TEP recovers the following regulatory assets and liabilities through TEP’s transmission and distribution businesses:

	December 31,
	2007	2006
	-Millions of Dollars-
Current Regulatory Assets
Property Tax Deferrals	$9	$9
Self-Insured Medical Deferrals	1	1
Total Current Regulatory Assets	10	10
Income Taxes Recoverable through Future Revenues	30	35
Other Regulatory Assets
Pension Asset related to Regulated T&D	15	32
Deregulation Costs	13	13
Rate Case Costs	1	-
Unamortized Loss on Reacquired Debt related to Regulated T&D	6	7
Total Other Regulatory Assets	$35	$52
Other Regulatory Liabilities
Net Cost of Removal for Interim Retirements related to Regulated T&D	$87	$80

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

•	Income Taxes Recoverable Through Future Revenues, while not included in rate base, are amortized over the life of the assets and included in the ratemaking calculation of income tax.
•
Pension Assets were recorded in 2006. Based on past regulatory actions, TEP expects to recover in rates the transmission and distribution portion of the underfunded Salaried and Union pension plans.  TEP does not earn a return on these costs.

•
Deregulation costs were incurred to comply with various ACC deregulation orders.  TEP received ACC approval to defer these costs.   The recovery period will be determined in TEP’s next rate case.  TEP does not earn a return on these costs.

•
TEP has requested recovery of costs associated with its 2007 rate case filing.  Historically, the ACC has allowed recovery of rate case costs.  The recovery period will be determined when the ACC rules on TEP’s rate case in 2008.  TEP does not earn a return on these costs.

•
Unamortized Loss on Reacquired Debt Costs related to TEP’s regulated business is, in accordance with FERC guidelines, amortized over the remaining life of the related debt instruments.  While the asset is not included in rate base, the amortization, over a period of 21 years, is included in the ratemaking calculation of the cost of debt.  TEP does not earn a return on these costs.

Regulatory liabilities represent items that TEP expects to pay to customers through billing reductions in future periods or use for the purpose for which they were collected from customers, as described below:

•
Net cost of Removal for Interim Retirements represents an estimate of the cost of future asset retirement obligations net of salvage value.  These are amounts collected through revenue for the net cost of removal of interim retirements for transmission, distribution, general and intangible plant which are not yet expended.

Income Statement Impact of Applying FAS 71

The amortization of TEP’s regulatory assets affected TEP’s income statements as follows:

	Years Ended December 31,
	2007	2006	2005
	-Millions of Dollars-
Operating Expenses
Amortization of Transition Recovery Regulated Asset	$78	$66	$56
Depreciation related to Net Cost of Removal for Interim Retirements	7	5	7
Interest Expense
Long-Term Debt	1	1	2
Income Taxes	5	5	5
Total	$91	$77	$70

If TEP had not applied FAS 71 in these years, the above amounts would have been reflected in the income statements in prior periods.

Future Implications of Discontinuing Application of FAS 71

TEP continues to apply FAS 71 to its regulated operations, which include the transmission and distribution portions of its business.  TEP regularly assesses whether it can continue to apply FAS 71 to these operations.  If TEP stopped applying FAS 71 to its remaining regulated operations, it would write-off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement.  Based on the regulatory asset balances, net of regulatory liabilities, at December 31, 2007, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary after-tax loss of approximately $6 million.  While future regulatory orders and market conditions may affect cash flows, TEP’s cash flows would not be affected if TEP stopped applying FAS 71.

UNS GAS RATES AND REGULATION

2007 Rate Order

In November 2007, the ACC issued a final order in the UNS Gas rate case, approving a $5 million, or 4% base rate increase.  New rates went into effect in December 2007. UNS Gas had requested a $9 million, or 7% base rate increase to recover the costs related to serving its growing customer base.  UNS Gas also received modifications to its PGA mechanism to help address problems posed by volatile gas prices, as discussed below.

As a result of the order allowing $0.3 million of rate case costs, UNS Gas expensed $0.6 million of deferred costs in October 2007.

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

(1)
The PGA factor, computed monthly, is a mechanism that compares the twelve-month rolling weighted average gas cost to the base cost of gas, and automatically adjusts monthly, subject to limitations on how much the price per therm may change in a twelve month period.  Effective December 2007, the ACC Order increased the annual cap on the maximum increase in the PGA factor from $0.10 per therm to $0.15 per therm in a twelve month period.

(2)
At any time UNS Gas’ PGA bank balance is under-recovered, UNS Gas may request a PGA surcharge with the goal of collecting the amount deferred from customers over a period deemed appropriate by the ACC.  When the PGA bank balance reaches an over-collected balance of $10 million on a billed basis, UNS Gas is required to request a PGA surcredit with the goal of returning the over-collected balance to customers over a period deemed appropriate by the ACC.  Prior to December 2007 the designated under-or over-recovery trigger points were $6.2 million and $4.5 million, respectively.

The PGA surcharges in 2006 ranged between $0.05 cents per therm and $0.35 cents per therm.  In 2007, the surcharge was $0.05 cents per therm through April 2007.  In September 2007, the ACC approved a $0.04 cent per therm PGA credit, effective October 2007 through April 2008.

Based on current projections of gas prices, UNS Gas believes that the surcredit amount will still allow it to timely recover its gas costs.   However, changes in the market price for gas, sales volumes and surcharge amount could significantly change the PGA bank balance in the future.

The following table shows the balance of over-recovered purchased gas costs:

	December 31,
	2007	2006
	-Millions of Dollars-
(Over) Recovered Purchased Gas Costs – Regulatory Basis as Billed to Customers	$(3)	$(2)
Estimated Purchased Gas Costs Recovered through Accrued Unbilled Revenues	(10)	(9)
(Over) Recovered Purchased Gas Costs (PGA) Included as a Current Liability	$(13)	$(11)

2008 General Rate Case Filing

In February 2008, UNS Gas filed a general rate case (on a cost of service basis) with the ACC requesting a total increase of 7% to cover a revenue deficiency of $10 million.

Other Regulatory Assets and Liabilities

In addition to the Under(Over) Recovered Purchased Power Costs, UNS Gas has the following Regulatory Assets and Liabilities:

	December 31,
	2007	2006
	-Millions of Dollars-
Other Regulatory Assets
Pension Assets	$1	$1
Other Regulatory Assets	1	1
Total Other Regulatory Assets	2	2
Other Regulatory Liabilities
Net Cost of Removal for Interim Retirements	$17	$4

Regulatory assets are either being collected in rates or are expected to be collected through rates in a future period, as described below:

•
Pension Assets were recorded based on past regulatory actions.  UNS Gas expects to recover in rates the UNS Gas portion of the underfunded pension plan for UNS Gas employees.  UNS Gas does not earn a return on these costs.

•
Other Regulatory assets relate primarily to rate case costs and its low income assistance program.  The rate case deferrals were authorized by the ACC and are included in rate base and consequently earn a return. The recovery period is 3 years.

Regulatory liabilities represent items that UNS Gas expects to pay to customers through billing reductions in future periods or use for the purpose for which they were collected from customers, as described below:

•
Net cost of Removal for Interim Retirements represents an estimate of the cost of future asset retirement obligations. These are amounts collected through revenue for the net cost of removal of interim retirements for which removal costs have not yet been expended.   In December 2007, to comply with the November 2007 ACC final order, UNS Gas reclassified $12 million of Net cost of Removal for Interim Retirements from Accumulated Depreciation to Regulatory Liability.

Income Statement Impact of Applying FAS 71

If UNS Gas had not applied FAS 71, net income would have been $9 million higher in 2007 and $11 million higher in 2006 as UNS Gas would have been able to recognize over-recovered gas costs as a credit to the income statement rather than record a regulatory liability.  In 2005, net income would have been $2 million lower had UNS Gas not been able to defer under-recovered gas costs as a regulatory asset.

Future Implications of Discontinuing Application of FAS 71

UNS Gas regulatory liabilities exceeded its regulatory assets by $29 million at December 31, 2007 and $13 million at December 31, 2006. UNS Gas regularly assesses whether it can continue to apply FAS 71.  If UNS Gas stopped applying FAS 71 to its regulated operations, UNS Gas would write-off the related balance of its regulatory assets as an expense and write-off its regulatory liabilities as income on its income statement.  Based on the regulatory asset and liability balances, if UNS Gas had stopped applying FAS 71 to its regulated operations, UNS Gas would have recorded an extraordinary after-tax gain of $17 million at December 31, 2007.  Discontinuing application of FAS 71 would not affect UNS Gas cash flows.

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

UNS Electric expects the ACC to rule on its rate case in early 2008.

UNS Electric also requested that a new PPFAC mechanism would take effect when the current power supply agreement with PWMT expires in May 2008.

Regulatory Assets and Liabilities

UNS Electric’s regulatory assets and liabilities were as follows:

	December 31,
	2007	2006
	-Millions of Dollars-
Current Regulatory Assets
Derivatives	$1	$-

Other Regulatory Assets
Rate Case Costs	1	-
Pension Assets	1	1
Total Other Regulatory Assets	$2	$1

Current Regulatory Liabilities
Derivatives	$3	$-
Deferred Environmental Portfolio Surcharge	-	2
Other Regulatory Liabilities
Over Recovered Purchase Power Costs	9	6
Derivatives	7	3
Net Cost of Removal for Interim Retirements	2	2
Total Regulatory Liabilities	$21	$13

Regulatory assets are either being collected in rates or are expected to be collected through rates in a future period, as described below:

•
Pension Assets were recorded in 2006 as based on past regulatory actions, UNS Electric expects to recover in rates the UNS Electric portion of the underfunded pension plan for UNS Electric employees.  UNS Electric does not earn a return on these costs.

•
UNS Electric has requested recovery of costs associated with its 2006 rate case filing.  Historically, the ACC has allowed recovery of rate case costs.  The recovery period will be determined when the ACC rules on UNS Electric’s rate case in 2008.  UNS Electric does not earn a return on these costs.

Regulatory liabilities represent items that UNS Electric expects to pay to customers through billing reductions in future periods or use for the purpose for which they were collected from customers, as described below:

•
Deferred Environmental Friendly Portfolio Surcharge represents amounts the ACC has authorized UNS Electric to collect, through customer billings, for environmental improvement projects.  The amounts are deferred until they are spent on their intended use.

•
UNS Electric defers differences between purchased energy costs and the recovery of such costs in revenues.  Future billings are adjusted for such deferrals through use of a Purchased Power and Fuel Adjustment Clause (PPFAC) approved by the ACC.  The PPFAC allows for a revenue surcharge or surcredit (that adjusts the customer’s rate for delivered purchased power) to collect or return under-or over-recovery of costs.

•
In December 2006, the ACC granted UNS Electric an Accounting Order authorizing regulatory deferral of unrealized gains and losses on derivative forward purchase contracts that are required to be marked-to-market under GAAP.

•	Net cost of Removal for Interim Retirements represents an estimate of future asset retirement obligations.

Income Statement Impact of Applying FAS 71

If UNS Electric had not applied FAS 71, net income would have been less than $1 million higher in 2007, $3 million higher in 2006, and $1 million higher in 2005, as UNS Electric would have been able to recognize over-recovered purchased power costs as a credit to the income statement rather than record an increase to regulatory liabilities.

Future Implications of Discontinuing Application of FAS 71

UNS Electric regularly assesses whether it can continue to apply FAS 71 to its operations.  If UNS Electric stopped applying FAS 71 to its regulated operations, it would write-off the related balances of its regulatory assets as an expense and would write-off its regulatory liabilities as income on its income statement.  Based on the regulatory asset and liability balances, if UNS Electric had stopped applying FAS 71 to its regulated operations, it would have recorded an extraordinary after-tax gain of $11 million at December 31, 2007.  Discontinuing application of FAS 71 would not affect UNS Electric’s cash flows.

NOTE 3.  SEGMENT AND RELATED INFORMATION

We have three reportable segments that are determined based on the way we organize our operations and evaluate performance:

(1)	TEP, a vertically integrated electric utility business, is our largest subsidiary.
(2)	UNS Gas is a regulated gas distribution utility business.
(3)	UNS Electric is a regulated electric distribution utility business.

The UniSource Energy and UES holding companies, Millennium, and UED are included in All Other.  All Other also includes the discontinued operations of Global Solar.  As discussed in Note 15, at March 31, 2006, Millennium sold all of the common stock of Global Solar and the results of operations of Global Solar are reported as discontinued operations for all periods presented.

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

Reconciling adjustments consist of the elimination of intercompany activity and balances:

•	Intercompany activity between UNS and UED.
•
SES, a Millennium subsidiary, recorded revenue from transactions with TEP, UNS Electric and UNS Gas of $15 million in 2007, $15 million in 2006 and $13 million in 2005.  The related expense is reported in Other Operations and Maintenance expense on the consolidated income statement.  Millennium’s revenue and the related expense are eliminated in UniSource Energy consolidation.

•
TEP recorded revenue from providing support services to UNS Gas and UNS Electric of $7 million in 2007, $2 million in 2006 and $2 million in 2005.  UNS Gas’ and Electric’s related expense is reported in Other Operations and Maintenance expense on its income statement.  TEP’s revenue and the related expenses in UNS Gas and UNS Electric are eliminated in UniSource Energy consolidation.

•
Other significant reconciling adjustments include the elimination of investments in subsidiaries held by UniSource Energy, the intercompany note between UniSource Energy and TEP, the related interest income and expense on the note and reclassifications of deferred tax assets and liabilities.  UniSource Energy repaid the intercompany note in 2005.  See Note 7.

Our portion of the net income (loss) of the entities in which TEP and Millennium own a voting interest or have the ability to exercise significant influence is shown below in Net Income (Loss) from Equity Method Entities.

We disclose selected financial data for our reportable segments in the following tables:

	Reportable Segments
2007	TEP	UNS Gas	UNS Electric	All Other	Reconciling Adjustments	UniSource Energy
Income Statement	-Millions of Dollars-
Operating Revenues – External	$ 1,064	$ 151	$ 169	$ (3)	$ -	$1,381
Operating Revenues – Intersegment	7	-	-	15	(22)	-
Depreciation and Amortization	120	8	13	-	-	141
Amortization of Transition Recovery Asset	78	-	-	-	-	78
Interest Income	16	1	-	2	-	19
Interest Expense	117	7	6	8	-	138
Income Tax Expense (Benefit)	36	3	3	(3)	-	39
Net Income (Loss)	53	4	5	(4)	-	58
Cash Flow Statement
Net Cash Flows – Operating Activities	264	28	22	9	-	323
Net Cash Flows – Investing Activities – Capital Expenditures	(162)	(23)	(38)	(22)	-	(245)
Net Cash Flows – Investing Activities – Investments in and Loans to Equity Method Entities	-	-	-	(1)	-	(1)
Net Cash Flows – Investing Activities – Other	26	1	1	1	-	29
Net Cash Flows – Financing Activities	(120)	(6)	12	(3)	(2)	(119)
Balance Sheet
Total Assets	2,573	276	226	1,077	(966)	3,186
Investments in Equity Method Entities	3	-	-	28	-	31

Reportable Segments
2006	TEP	UNS Gas	UNS Electric	All Other	Reconciling Adjustments	UniSource Energy
Income Statement	-Millions of Dollars-
Operating Revenues – External	$ 987	$ 162	$ 160	$ (1)	$ -	$1,308
Operating Revenues – Intersegment	2	-	-	15	(17)	-
Depreciation and Amortization	112	7	11	1	-	131
Amortization of Transition Recovery Asset	66	-	-	-	-	66
Interest Income	16	-	-	3	-	19
Interest Expense	127	7	5	13	-	152
Income Tax Expense (Benefit)	42	3	3	(4)	-	44
Discontinued Operations – Net of Tax	-	-	-	(2)	-	(2)
Net Income (Loss)	67	4	5	(9)	-	67
Cash Flow Statement
Net Cash Flows – Operating Activities	227	32	14	10	-	283
Net Cash Flows – Investing Activities – Capital Expenditures	(156)	(23)	(39)	(20)	-	(238)
Net Cash Flows – Investing Activities – Investments in and Loans to Equity Method Entities	-	-	-	(5)	-	(5)
Net Cash Flows – Investing Activities – Other	(26)	-	-	23	-	(3)
Net Cash Flows – Financing Activities	(79)	(4)	22	(14)	(2)	(77)
Balance Sheet
Total Assets	2,623	253	195	1038	(922)	3,187
Investments in Equity Method Entities	3	-	-	27	-	30

Reportable Segments
2005	TEP	UNS Gas	UNS Electric	All Other	Reconciling Adjustments	UniSource Energy
Income Statement
Operating Revenues – External	$ 935	$ 138	$ 150	$ 1	$ -	$ 1,224
Operating Revenues – Intersegment	2	-	-	13	(15)	-
Depreciation and Amortization	115	7	10	1	-	133
Amortization of Transition Recovery Asset	56	-	-	-	-	56
Interest Income	21	-	-	-	(1)	20
Net Loss from Equity Method Entities	-	-	-	2	-	2
Interest Expense	140	6	5	11	(2)	160
Income Tax Expense (Benefit)	34	3	3	(2)	-	38
Discontinued Operations – Net of Tax	-	-	-	(5)	-	(5)
Net Income (Loss)	48	5	5	(12)	-	46
Cash Flow Statement
Net Cash Flows – Operating Activities	243	14	21	(4)	-	274
Net Cash Flows – Investing Activities – Capital Expenditures	(150)	(23)	(30)	-	-	(203)
Net Cash Flows – Investing Activities – Investments in and Loans to Equity Method Entities	-	-	-	(5)	-	(5)
Net Cash Flows – Investing Activities – Other	21	-	-	17	-	38
Net Cash Flows – Financing Activities	(174)	15	8	39	(1)	(113)
Balance Sheet
Total Assets	2,617	233	161	1,043	(874)	3,180
Investments in Equity Method Entities	2	-	-	25	-	27

NOTE 4.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS, TRADING ACTIVITIES AND HEDGING ACTIVITIES

TEP INTEREST RATE SWAP

In June 2006, TEP entered into an interest rate swap to reduce the risk of unfavorable changes in variable interest rates related to changes in LIBOR.  The swap has the effect of converting approximately $36 million of variable rate lease payments for the Springerville Common Lease to a fixed rate through January 1, 2020.  The swap is designated as a cash flow hedge for accounting purposes.  Because the changes in interest payments, resulting from changes in LIBOR, were completely offset by the interest rate swap in 2007, there was no ineffectiveness recorded in earnings.

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

The settlement of forward power purchase and sales contracts that do not result in physical delivery are recorded net as a component of Electric Wholesale Sales in TEP’s income statement.  During 2007, approximately $89 million in sales were netted against approximately $90 million in purchases.  During 2006, $79 million in sales were netted against $77 million in purchases and in 2005, $15 million in sales were netted against approximately $16 million in purchases.

The net unrealized gains and losses from TEP’s derivative activities reported in Other Comprehensive Income were as follows:

	Years Ended December 31,
Cash Flow Hedges – Gain (Loss) on:	2007	2006	2005
	-Millions of Dollars-
Forward Power Sales	$-	$8	$(1)
Gas Price Swaps	(6)	(18)	18
Interest Rate Swap	(1)	(2)	-
Pre-Tax Unrealized (Loss) Gain on Cash Flow Hedges	$(7)	$(12)	$17

After Tax (Loss) Gain on Cash Flow Hedges Recorded in OCI	$(4)	$(7)	$10

Reclassification of Unrealized Loss/(Gain) on Cash Flow Hedges to Net Income	$2	$-	$(4)

At December 31, 2007, the settlement dates of contracts accounted for as derivatives extended through the fourth quarter of 2010.

TEP concluded, following an assessment at the inception of a hedge transaction and on an ongoing basis that its derivatives, designated as cash flow hedges, have been highly effective in offsetting changes in the cash flows of hedged items and that those derivatives are expected to remain highly effective in future periods.

The net unrealized gains and losses from TEP’s derivative activities reported in earnings were as follows:

	Years Ended December 31,
Mark-to-Market Transactions Gain (Loss):	2007	2006	2005
Forward Power Sales Recorded in Wholesale Sales	$(8)	$7	$1
Forward Power Purchases Recorded in Wholesale Sales	8	(6)	-
Forward Power Purchases Recorded in Purchased Energy	-	-	(2)
Pre-Tax Gain (Loss) Recorded in Earnings	$-	$1	$(1)

The fair value of TEP’s derivative assets and liabilities were recorded as follows:

	December 31,		December 31,
	2007		2006
	Mark-to-Market	Cash Flow Hedges	Mark-to-Market	Cash Flow Hedges
	-Millions of Dollars-
Trading Assets	$1	$1	$9	$6
Trading Liabilities	(1)	(2)	(9)	(3)
Net Current Derivative Assets	$-	$(1)	$-	$3

Other Assets	$-	$-	$-	$-
Other Liabilities	-	(3)	-	(3)
Net Noncurrent Derivative Assets	$-	$(3)	$-	$(3)

Amounts presented as Current, are expected to be reclassified into earnings within the next twelve months.

UNS GAS SUPPLY TRANSACTIONS

UNS Gas purchases substantially all of its gas requirements at market prices under a natural gas supply and management agreement with BP Energy Company (BP).  The contract terms allow UNS Gas to lock in fixed prices on a portion of its expected forward gas purchases from BP.  This enables UNS Gas to provide more stable prices to its customers. These purchases are made up to three years in advance with the goal of locking in fixed prices on at least 45% of the expected monthly gas consumption prior to entering into the month.  These forward purchases, as well as the main gas supply contract, meet the definition of normal purchases and therefore are not required to be marked-to-market.   In February 2008, UNS Gas gave BP notice of its intention to terminate this agreement.  Beginning in September 2008, UNS Gas will directly manage its gas supply and transportation contracts.

In December 2007, UNS Gas entered into a financial gas swap to assist in achieving price stabilization.  This financial gas swap agreement is designated as a cash flow hedge for accounting purposes.  Accordingly, unrealized gains and losses resulting from the change in fair value are recorded in Other Comprehensive Income.  There were no gains or losses recognized in Net Income related to hedge ineffectiveness. Unrealized gains and losses will be reclassified into earnings when the hedged transactions settle or terminate.

The unrealized gain recorded in Other Comprehensive Income and the fair value of UNS Gas’ derivative asset is less than $0.1 million as of December 31, 2007.  UNS Gas did not have any derivative assets in 2006.

At December 31, 2007, the settlement date of the contract accounted for as a cash flow hedge extended through the first quarter of 2011.

UNS Gas has $0.1 million of net current Derivative Assets that are expected to be reclassified into earnings within the next twelve months.

UNS ELECTRIC POWER SUPPLY TRANSACTIONS

UNS Electric entered into forward contracts, for periods of one to five years, beginning in June 2008, to purchase energy to supply retail customer needs for the period after the full-requirements supply agreement with PWMT expires in May 2008.  Certain of these contracts are at a fixed price per MW and others are indexed to natural gas prices.  UNS Electric has hedged a portion of its total natural gas exposure from gas-indexed purchase power agreements that begin in June 2008 with fixed price contracts.  In addition, UNS Electric began hedging a portion of its anticipated natural gas exposure from plant fuel for the period June 2008 and beyond.

The fair value of the derivative assets and liabilities was a $9 million net asset at December 31, 2007 and a $3 million net asset at December 31, 2006.  Effective December 31, 2006, UNS Electric received an accounting order from the ACC which allows UNS Electric to defer the unrealized gains and losses on the balance sheet as a regulatory asset or liability.  UNS Electric recorded net unrealized gains in Deferred Credits and Other Liabilities - Other Regulatory Liabilities of $9 million in 2007 and $3 million in 2006.

At December 31, 2007, the settlement dates of contracts accounted for as derivatives extended through the fourth quarter of 2013.  UNS Electric has $3 million of net current Derivative Assets that are expected to be reclassified into earnings within the next twelve months.

MEG TRADING TRANSACTIONS

MEG, a wholly-owned subsidiary of Millennium, entered into swap agreements, options and forward contracts relating to Emission Allowances.  In December 2007, MEG settled its outstanding trading positions. MEG is not expected to have any further activities and is in the process of being dissolved.

MEG had a net loss from trading activities of less than $1 million in 2007, 2006, and 2005.

MEG had no derivative assets or liabilities at December 31, 2007.  At December 31, 2006, the fair value of MEG’s derivative current assets and current liabilities were $11 million and $5 million, respectively.

CONCENTRATION OF CREDIT RISK

The use of contractual arrangements to manage the risks associated with changes in energy commodity prices creates credit risk exposure resulting from the possibility of nonperformance by counterparties pursuant to the terms of their contractual obligations.  TEP, UNS Gas and UNS Electric enter into contracts for the physical delivery of energy and gas which contain remedies in the event of non-performance by the supply counterparties.  In addition, volatile energy prices can create significant credit exposure from energy market receivables and mark-to-market valuations.  As of December 31, 2007, TEP had total credit exposure of $20 million related to its wholesale marketing and gas hedging activities, of which two counterparties individually composed greater than 10% of the total credit exposure.  As of December 31, 2007, UNS Gas had a total credit exposure related to its forward gas purchase contracts of less than $1 million, primarily related to its relationship with one counterparty.  As of December 31, 2007, UNS Electric had a total credit exposure related to its forward power purchase contracts and gas hedging activities of $7 million, primarily related to its relationship with four counterparties.  TEP, UNS

Gas and UNS Electric calculated counterparty credit exposure by adding any outstanding receivables (net of amounts payable if a netting agreement exists) to the mark-to-market value of any forward contracts.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

TEP COMMITMENTS

Purchase and Transportation Commitments

TEP has several long-term coal purchase and transportation contracts with various expiration dates from 2008 through 2020.  Amounts paid under these contracts depend on the number of tons of coal purchased and transported.  Some of these contracts (i) include a price adjustment clause that will affect the future cost of coal and (ii) require TEP to pay a take-or-pay charge or liquidated damages if certain minimum quantities of coal are not purchased and/or transported.  TEP expects to spend more to meet its fuel requirements than the minimum purchase obligations outlined below.  TEP made payments under these contracts of $203 million in 2007, $184 million in 2006 and $175 million in 2005.

In 2007, TEP entered into power supply agreements for 2008 and 2009 with prices indexed to natural gas prices.  TEP has estimated its minimum payments under these contracts based on natural gas prices at December 31, 2007.

TEP has natural gas transportation agreements with El Paso Natural Gas (EPNG) to fuel Sundt and TEP’s portion of the Luna facility.  The contracts expire in April 2009 and January 2009, respectively.  TEP made payments under these contracts of $6 million in 2007 and $2 million in 2006.

At December 31, 2007, TEP estimates that future minimum payments under the contracts for purchased power, coal, and gas referred to above are as follows:

Minimum
Purchase
Obligations
-Millions of Dollars-

2008	$144
2009	109
2010	84
2011	46
2012	39
Total 2008 – 2012	422
Thereafter	223
Total	$645

Operating Leases

TEP’s aggregate operating lease expense, which is primarily for office facilities and computer equipment, with varying terms, provisions, and expiration dates, was $2 million in each of the years 2007 and 2006 and $1 million in 2005.  TEP estimates future minimum payments under non-cancelable operating leases will be approximately $1 million per year from 2008 to 2010.

Environmental Regulation

Federal Clean Air Act Amendments

TEP generating facilities are subject to EPA limits on the amount of sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions into the atmosphere.   TEP capitalized $7 million in 2007 and $1 million in each of 2006 and 2005 in construction costs to comply with environmental requirements and expects to capitalize $60 million in 2008 and $16 million in 2009, including TEP’s share of new pollution control equipment being installed at San Juan described below.  In addition, TEP recorded operating expenses of $10 million in 2007 and 2006 and $11 million in 2005 related to environmental compliance.  TEP expects environmental expenses to be $11 million in 2008.

As a result of a 2005 settlement agreement between PNM, environmental activist groups, and the New Mexico Environment Department (PNM Consent Decree), the co-owners of San Juan are installing new pollution control equipment at the generating station to reduce mercury, particulate matter, NOx, and SO2 emissions.  TEP owns 50% of San Juan Units 1 and 2.  The PNM Consent Decree includes stipulated penalties for non-compliance with specified emissions limits at San Juan.  In 2007, TEP’s share of potential stipulated penalties at San Juan was $2 million.  TEP’s share of stipulated penalties in 2006 was less than $0.5 million.  TEP expects its share of stipulated penalties at San Juan to be approximately $1 million in 2008.  The new pollution control equipment is expected to be installed at the generating units that TEP jointly owns in 2008 and early 2009 and is designed to remedy all emission violations.

In 1993, the EPA allocated TEP’s generating units SO2 Emission Allowances based on past operational history.  Beginning in 2000, TEP’s generating units were required to hold Emission Allowances equal to the level of emissions in the compliance year or pay penalties and offset excess emissions in future years.  To date, TEP has had sufficient Emission Allowances to comply with the SO2 regulations.

Mercury Emissions

In 2005, the EPA adopted regulations relating to mercury emissions requiring states to develop rules for implementing federal requirements.  Arizona adopted its mercury emission rules in 2007.  Based on these rules, emission control may be required at Springerville and Sundt by 2013.  TEP does not expect the capital costs to exceed $6 million at these generating stations.  TEP is also monitoring the New Mexico and Navajo Nation mercury emission regulations affecting plants in which TEP has an ownership share. TEP does not anticipate that additional controls will be required at any of these remote generating stations prior to 2015 in order to meet the existing state or federal limits.  As stipulated in the PNM Consent Decree described above, the co-owners of San Juan are installing new pollution control equipment at the generating station to reduce mercury emissions.  Mercury emissions controls for San Juan Units 1 and 2 must be installed by December 31, 2009.

A recent federal court decision may require revisions to the existing mercury emissions regulations.  TEP will continue to review any changes to state and federal regulations required as a result of the recent decision.  TEP will comply with any revised regulations.

Greenhouse Gas Emissions

Based on competing proposals to regulate greenhouse gas emissions by federal, state, and local regulatory bodies and uncertainty in the regulatory process, the scope of such regulations and their affect on our operations cannot be determined.

Regional Haze

The EPA's Regional Haze Rule requires states to develop plans to restore visibility in various areas to their natural conditions by 2064.  State plans could require pollution control upgrades at some of TEP's power plants.  The level of control required, if any, will not be known until the state plans are submitted and approved by the EPA.  State plans are expected to be submitted to the EPA during 2008, and approved by the EPA during 2009.  If required, controls would need to be in place by 2013 or later.

TEP may incur additional costs to comply with future changes in federal and state environmental laws, regulations and permit requirements at existing electric generating facilities.  Compliance with these changes may reduce operating efficiency.

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

If TEP does not receive the required approvals it may need to expense a portion of the $9 million of costs that have been capitalized related to the project.

TEP Guarantee Home Program

TEP provides incentives to new home builders to construct TEP Guarantee Homes that meet the highest construction and energy-efficiency standards available.  TEP made builder incentive payments averaging $1 million in each of 2007, 2006, and 2005.  TEP expects to make payments under this program totaling $2 million in 2008 and 2009.

UNS GAS COMMITMENTS

UNS Gas has firm transportation agreements with El Paso Natural Gas (EPNG) and Transwestern Pipeline Company (Transwestern) with combined capacity sufficient to meet its load requirements.  The EPNG contract expires in August 2011, and the Transwestern contracts expire in February 2012, February 2020, and June 2023.  UNS Gas made payments under the EPNG and Transwestern contracts of $13 million in 2007, $10 million in 2006 and $7 million in 2005.

UNS Gas purchases substantially all of its gas requirements at market prices under a natural gas supply and management agreement with BP Energy Company (BP).  See Note 4.

At December 31, 2007, UNS Gas estimates its future minimum payments under these contracts to be:

Minimum
Purchase
Obligations
-Millions of Dollars-

2008	$56
2009	38
2010	25
2011	11
2012	3
Total 2008 – 2012	133
Thereafter	25
Total	$158

See Note 7 for a description of the UNS Gas and UNS Electric long-term debt.

UNS ELECTRIC COMMITMENTS

UNS Electric imports the power it purchases over the Western Area Power Administration’s (WAPA) transmission lines.  UNS Electric’s transmission capacity agreements with WAPA provide for annual rate adjustments and expire in February 2008, June 2011, and May 2017.  UNS Electric made payments under these contracts of $7 million in 2007, $8 million in 2006, and $7 million in 2005.

UNS Electric’s all requirements contract expires in 2008.  During 2006 and 2007, UNS Electric entered into agreements to purchase power beginning in 2008 through 2013.  The contracts are valued based on either fixed prices or indexed to natural gas prices at December 31, 2007.

At December 31, 2007, UNS Electric estimates its future minimum payments under these contracts to be:

Minimum
Purchase
Obligations
-Millions of Dollars-

2008	$62
2009	70
2010	42
2011	17
2012	8
Total 2008 – 2012	199
Thereafter	8
Total	$207

UNS GAS and UNS ELECTRIC OPERATING LEASES

UNS Gas and UNS Electric’s combined operating lease expense which is primarily for office facilities and computer equipment, with varying terms, provisions, and expiration dates was $1 million in each of the years 2007, 2006 and 2005.  UNS Gas and UNS Electric’s estimated future minimum payments under non-cancelable operating leases are approximately $1 million per year from 2008 to 2011 and $2 million thereafter.

MILLENNIUM COMMITMENTS

Millennium has a remaining obligation to fund Valley Ventures III and Valley Ventures III Annex for capital and operations up to an additional $1 million over the next two years.

UED COMMITMENTS

In 2006, UED purchased two electric generating turbines for $17 million.  The turbines are part of a 90 MW BMGS power project currently under construction in Kingman, Arizona in UNS Electric’s service area.  Construction began during the third quarter of 2007 with an estimated completion date of May 2008.  Including installation and refurbishment of the turbines, the total cost of the project for UED is expected to be between $60 million and $65 million, of which $15 million to $20 million remains to be paid as construction proceeds to completion.

UED believes it will fully recover its costs through the sale of BMGS to UNS Electric or to a third party or through the sale of the output of BMGS in the wholesale energy market.

TEP CONTINGENCIES

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

Litigation and Claims Related to Navajo Generating Station

In 2004, Peabody Western Coal Company (Peabody), the coal supplier to the Navajo Generating Station, filed a complaint in the Circuit Court for the City of St. Louis, Missouri against the participants at Navajo, including TEP, for reimbursement of royalties and other costs and breach of the coal supply agreement. Because TEP owns 7.5% of the Navajo Generating Station, its share of the current claimed damages would be approximately $35 million.  TEP believes these claims are without merit and intends to continue to contest them.  TEP has not recorded a liability for these amounts.

Postretirement and Pension Benefit Costs at Navajo Generating Station

Peabody contends that the Navajo Generating Station participants are responsible under the coal supply agreements for postretirement benefit costs payable to the coal supplier’s employees.  In 1996, SRP filed a lawsuit in Maricopa County Superior Court on behalf of the participants at Navajo Generating Station, including TEP, seeking declaratory judgment that the participants are not responsible for these costs.  The Navajo Generating Station participants and Peabody continue to discuss a potential settlement.  We expect resolution of this matter in 2008.

Environmental Reclamation at Remote Generating Stations

TEP currently pays on-going reclamation costs related to the coal mines which supply the remote generating stations, and it is probable that TEP will have to pay a portion of final reclamation costs upon mine closure.  When a reasonable estimate of final reclamation costs is available, the liability is recognized as a cost of coal over the remaining term of the corresponding coal supply agreement.  At December 31, 2007, TEP has recorded a liability of $4 million based on our $13 million obligation at the expiration dates of the coal supply agreements in 2011 through 2017.

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

TEP Wholesale Accounts Receivable and Allowances

TEP’s Accounts Receivable from Electric Wholesale Sales, includes $16 million of receivables at December 31, 2007 and December 31, 2006 related to sales to the California Power Exchange (CPX) and the California Independent System Operator (CISO) in 2001 and 2000.  TEP’s Allowance for Doubtful Accounts on the balance sheet includes $13 million at December 31, 2007 and December 31, 2006 related to these sales.  There are several outstanding legal issues, complaints and lawsuits concerning the California energy crisis related to the FERC, wholesale power suppliers, Southern California Edison Company, Pacific Gas and Electric Company, the CPX and the CISO.  We cannot predict the outcome of these issues or lawsuits.  We believe, however, that TEP is adequately reserved for its transactions with the CPX and the CISO.

GUARANTEES AND INDEMNITIES

In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries.  We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis.  The most significant of these guarantees are:

•	UES’ guarantee of senior unsecured notes issued in 2003 by UNS Gas ($100 million) and UNS Electric ($60 million),
•	UES’ guarantee of a $60 million unsecured revolving credit agreement for UNS Gas and UNS Electric,
•	UniSource Energy’s guarantee of approximately $2 million in building lease payments for UNS Gas. In January 2008, UniSource Energy was released from a $3 million guarantee on behalf of UNS Gas.

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

NOTE 6.  UTILITY PLANT AND JOINTLY-OWNED FACILITIES

UTILITY PLANT

The following table shows Utility Plant in Service by company and major class.

December 31, 2007
- Millions of Dollars -
TEP	UNS Gas	UNS Electric	UniSource Energy
Plant in Service:
Electric Generation Plant	$1,343	$-	$17	$1,360
Electric Transmission Plant	580	-	28	608
Electric Distribution Plant	985	-	143	1,128
Gas Distribution Plant	-	185	-	185
Gas Transmission Plant	-	18	-	18
General Plant	162	12	10	184
Intangible Plant	69	1	7	77
Electric Plant Held for Future Use	5	1	-	6
Total Plant in Service	$3,144	$217	$205	$3,566

Utility Plant under Capital Leases	$701	$-	$1	$702

December 31, 2006
- Millions of Dollars -
TEP	UNS Gas	UNS Electric	UniSource Energy

Plant in Service:
Electric Generation Plant	$1,302	$-	$17	$1,319
Electric Transmission Plant	566	-	18	584
Electric Distribution Plant	931	-	119	1,050
Gas Distribution Plant	-	168	-	168
Gas Transmission Plant	-	18	-	18
General Plant	154	16	10	180
Intangible Plant	78	1	7	86
Electric Plant Held for Future Use	4	1	-	5
Total Plant in Service	$3,035	$204	$171	$3,410

Utility Plant under Capital Leases	$701	$-	$1	$702

Intangible Plant primarily represents computer software costs.  TEP’s unamortized computer software costs were $34 million as of December 31, 2007 and $32 million as of December 31, 2006.  UNS Gas and UNS Electric had no unamortized computer software costs as of December 31, 2007 and as of December 31, 2006.

All TEP Utility Plant under Capital Leases is used in TEP’s generation operations.

The following table reconciles the gross investment in utility plant to net investment in utility plant, segregated between regulated and non-regulated utility plant.

December 31, 2007
	TEP			UNS Gas	UNS Electric	UniSource Energy Consolidated
	T&D	Gen*	Total Plant	Total Plant	Total Plant	All Other	TEP Gen*	Total Plant
	-Millions of Dollars-
Gross Plant in Service	$1,801	$1,343	$3,144	$217	$205	$2,223	$1,343	$3,566
Less Accumulated Depreciation and Amortization	836	654	1,490	5	39	880	654	1,534
Net Plant in Service	$965	$689	$1,654	$212	$166	$1,343	$689	$2,031

				December 31, 2006
	TEP			UNS Gas	UNS Electric	UniSource Energy Consolidated
	T&D	Gen*	Total Plant	Total Plant	Total Plant	All Other	TEP Gen*	Total Plant
	-Millions of Dollars-
Gross Plant in Service	$1,733	$1,302	$3,035	$204	$171	$2,108	$1,302	$3,410
Less Accumulated Depreciation and Amortization	808	638	1,446	16	31	855	638	1,493
Net Plant in Service	$925	$664	$1,589	$188	$140	$1,253	$664	$1,917

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

The depreciable lives currently used by TEP are as follows:

Major Class of Utility Plant in Service	Depreciable Lives

Electric Generation Plant	20-71 years
Electric Transmission Plant	10-50 years
Electric Distribution Plant	24-60 years
General Plant	5-45 years
Intangible Plant	3-10 years

During the second quarter 2005, the estimate for San Juan’s economic useful life changed.  As a result of the analysis performed, TEP lengthened the estimated useful life of San Juan from 40 to 60 years beginning April 1, 2005.  This change in the estimated useful life reduces annual depreciation expense by $6 million.

See TEP Utility Plant in Note 1 and TEP Capital Lease Obligations in Note 7.

The depreciable lives currently used by UNS Gas and UNS Electric are as follows:

Major Class of Utility Plant in Service	Depreciable Lives

Electric Generation Plant	23-40 years
Electric Transmission Plant	11-45 years
Electric Distribution Plant	14-26 years
Gas Distribution Plant	17-48 years
Gas Transmission Plant	37-55 years
General Plant	3-33 years

JOINTLY-OWNED FACILITIES

At December 31, 2007, TEP’s interests in jointly-owned generating stations and transmission systems were as follows:

	Percent Owned by TEP	Plant in Service *	Construction Work in Progress	Accumulated Depreciation
	-Millions of Dollars-
San Juan Units 1 and 2	50.0%	$299	$19	$215
Navajo Station Units 1, 2 and 3	7.5	116	1	70
Four Corners Units 4 and 5	7.0	83	4	66
Transmission Facilities	7.5 to 95.0	370	-	229
Luna Energy Facility	33.3	48	1	2
Total		$916	$25	$582

*Included in Utility Plant shown above.

TEP has financed or provided funds for the above facilities and TEP’s share of their operating expenses is reflected in the income statements.  See Note 5 for commitments related to TEP’s jointly-owned facilities.

NOTE 7.  DEBT, CREDIT FACILITIES, AND CAPITAL LEASE OBLIGATIONS

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

Beginning on March 5, 2010, UniSource Energy will have the option to redeem the Convertible Senior Notes, in whole or in part, for cash at a price equal to 100% of the principal amount plus accrued interest.  Holders of the Convertible Senior Notes may require UniSource Energy to repurchase the Convertible Senior Notes, in whole or in part, for cash on March 1, 2015, 2020, 2025 and 2030, or if certain change of control transactions occur, or if our common stock is no longer listed on a national securities exchange.  The repurchase price will be 100% of the principal amount of the Convertible Senior Notes plus accrued interest.

Certain of the Convertible Senior Notes features are considered to be embedded derivatives.  Based on accounting requirements, we concluded that the embedded derivatives either do not have any value or they are not required to be separated from the debt and accounted for separately.

In March 2005, UniSource Energy used $106 million of the net proceeds from this offering to repay the $95 million promissory note to TEP plus accrued interest of $11 million.  TEP used these funds, along with borrowings under its revolving credit facility to repurchase and redeem $225 million of industrial development bonds (IDBs).  See TEP Debt – Unsecured IDBs, below.

Intercompany Notes Payable

In 1998, TEP and UniSource Energy exchanged all of the outstanding common stock of TEP on a share-for-share basis for the Common Stock of UniSource Energy in a transaction which resulted in UniSource Energy becoming a holding company with TEP as its subsidiary.  Following the share exchange, TEP transferred the stock of Millennium to UniSource Energy for a $95 million promissory note due in 2008.  On March 1, 2005, UniSource Energy used $106 million of the $146 million of net proceeds from the convertible debt offering, as discussed above, to repay the $95 million promissory note to TEP plus accrued interest of $11 million.  Repayment of the note resulted in a $25 million capital contribution to TEP.

TEP DEBT

Collateral Trust Bonds

In 1998, TEP issued a total of $140 million, 7.5% collateral trust bonds, due August 11, 2008.  The balance outstanding as of December 31, 2007 was $138 million and is reported as a Current Liability in the TEP and UniSource Energy balance sheets.  TEP intends to refinance these bonds in 2008.

1941 Mortgage IDBs

In March 2005, TEP redeemed, at par, all of the remaining $52 million of its 1941 Mortgage IDBs.

Unsecured IDBs

In May 2005, TEP purchased $221 million of fixed rate Unsecured IDBs at a price of $101.50 per $100 principal amount and redeemed, at par, the remaining $4 million of bonds outstanding under those series.  In connection with the repurchase, TEP recognized a loss of approximately $3 million related to previously deferred debt costs.  TEP does not plan to cancel the IDBs that it repurchased, but is holding the bonds as treasury bonds.  This means the bonds remain outstanding under their indentures but are not reflected as debt on the balance sheet.  In February 2008, TEP received approval from the Industrial Development Authority of Pima County to issue refunding IDBs, the proceeds of which would be used to redeem the $221 million of  Unsecured IDBs held by TEP.

Mortgage Indenture

TEP's indenture creates liens on and security interests in most of TEP's utility plant assets, with the exception of Springerville Unit 2.  San Carlos Resources Inc., a wholly-owned subsidiary of TEP, holds title to Springerville Unit 2.  Utility Plant under Capital Leases is not subject to such liens or available to TEP creditors, other than the lessors.  The net book value of TEP's utility plant subject to the lien of the indenture was approximately $1 billion at December 31, 2007.

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

In January 2008, TEP made the following scheduled lease payments:  Sundt Lease $12 million; Springerville Common Facilities Leases $2 million; Springerville Unit 1 Leases $72 million; and Springerville Coal Handling Facilities Leases $2 million.

Investments in Springerville Lease Debt and Equity

In June 2006, TEP purchased a 14% undivided equity ownership interest in the Springerville Unit 1 Lease and now is the owner participant under the leveraged lease arrangements relating to such undivided interest.  As a result, the scheduled lease payments were reduced by $19 million, as TEP no longer makes payments to the former equity holders.

TEP held an investment in Springerville Unit 1 lease debt totaling $71 million at December 31, 2007 and $82 million at December 31, 2006.  TEP also held an investment in Springerville Coal Handling Facilities lease debt totaling $34 million at December 31, 2007 and $52 million at December 31, 2006.

Springerville Common Lease Debt Refinancing

In 1985, TEP sold and leased back its undivided one-half ownership interest in the common facilities at the Springerville Generating Station.  TEP refinanced the lease debt totaling $68 million in June 2006, and the leases were amended to remove the requirement that the notes be periodically refinanced to avoid the occurrence of a special event of loss.  The lease debt now matures when the leases expire.  Interest is payable at LIBOR plus 1.5% through 2009.  Thereafter, the spread over LIBOR increases by 0.125% every three years, to 2% by June 2018.  Prior to the refinancing, the interest rate was LIBOR plus 4%.  The refinancing had no impact on the Springerville Common Facilities capital lease obligation or asset.

A portion of the rent payable by TEP pursuant to the Springerville Common Facilities Leases is determined by the amount of interest payable on the underlying floating rate lease debt.  In June 2006, TEP entered into an interest rate swap to hedge a portion of the interest rate risk associated with the portion of rent determined by the interest rate on this debt.  This swap has the effect of fixing the interest portion of rent at a rate of 7.27% on a portion of the principal balance, which was $36 million as of December 31, 2007.   The interest rate swap has been recorded by TEP as a cash flow hedge for financial reporting purposes.  See Note 4.

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

At December 31, 2007, the UNS Electric $60 million senior unsecured note, due August 11 2008, is included in Current Liabilities in the UniSource Energy balance sheet.

The note purchase agreements for both UNS Gas and UNS Electric contain certain restrictive covenants, including restrictions on transactions with affiliates, mergers, additional indebtedness, dividend restrictions, and minimum net worth requirements.

As of December 31, 2007, UNS Gas and UNS Electric complied with the terms of the note purchase agreements.

DEBT MATURITIES

Long-term debt, including term loan payments, revolving credit facilities, and capital lease obligations mature on the following dates:

	TEP Variable Rate IDBs Supported by Letters of Credit	TEP Scheduled Debt Retirements	TEP Capital Lease Obligations	TEP Total	UNS Gas	UNS Electric	UniSource Energy	Total
- Millions of Dollars -
2008	$-	$138	$118	$256	$-	$60	$6	$322
2009	-	-	63	63	-	-	6	69
2010	-	-	93	93	-	-	6	99
2011	329	-	107	436	50	26	23	535
2012	-	-	118	118	-	-	-	118
Total 2008 – 2012	329	138	499	966	50	86	41	1,143
Thereafter	-	354	421	775	50	-	150	975
Less: Imputed Interest	-	-	(331)	(331)	-	-	-	(331)
Total	$329	$492	$589	$1,410	$100	$86	$191	$1,787

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

UNISOURCE ENERGY CREDIT AGREEMENT

The UniSource Credit Agreement consists of a $30 million amortizing term loan facility and a $70 million revolving credit facility and matures in August 2011.

Principal payments of $1.5 million on the outstanding term loan are due quarterly, with the balance due at maturity.  At December 31, 2007, there was $21 million outstanding under the term loan facility of which $15 million is included in Long-Term Debt and $6 million is included in Current Liabilities and $20 million outstanding under the revolving credit facility at a weighted average interest rate of 6.27%.  We have included these borrowings in Long-Term Debt as UniSource Energy has the ability and the intent to have outstanding borrowings for the next twelve months.  In January 2008, UniSource Energy repaid $8 million outstanding under its revolving credit facility.

At December 31, 2006, UniSource Energy had $27 million outstanding under the term loan facility, of which $21 million is included in Long-Term Debt and $6 million is included in Current Liabilities, and $20 million outstanding under the revolving credit facility, included in Current Liabilities.  UniSource Energy repaid the $20 million outstanding under its revolving credit facility in January 2007.

We have the option of paying interest on the term loan and on borrowings under the revolving credit facility at adjusted LIBOR plus 1.25% or the sum of the greater of the federal funds rate plus 0.5% or the agent bank’s reference rate and 0.25%.

The UniSource Credit Agreement restricts additional indebtedness, liens, mergers, sales of assets, and certain investments and acquisitions.  We must also meet: (1) a minimum cash flow to interest coverage ratio for UniSource Energy on a standalone basis and (2) a maximum leverage ratio on a consolidated basis.  We may pay dividends if, after giving effect to the dividend payment, we have more than $15 million of unrestricted cash and unused revolving credit.  As of December 31, 2007, we were in compliance with the terms of the UniSource Credit Agreement.

TEP CREDIT AGREEMENT

The TEP Credit Agreement consists of a $150 million revolving credit facility, and a $341 million LOC facility which supports $329 million of tax-exempt Variable Rate IDBs.  The TEP Credit Agreement matures in August 2011 and is secured by $491 million 1992 Mortgage Bonds.

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

The TEP Credit Agreement restricts additional indebtedness, liens, sale of assets and sale-leaseback agreements.  The TEP Credit Agreement also requires TEP to meet a minimum cash coverage ratio and a maximum leverage ratio.  If TEP complies with the terms of the TEP Credit Agreement, TEP may pay dividends to UniSource Energy.  As of December 31, 2007, TEP was in compliance with the terms of the TEP Credit Agreement.

As of December 31, 2007, TEP had $10 million outstanding under its revolving credit facility at an interest rate of 7.25%.  As of December 31, 2006, TEP had $30 million outstanding under this facility.  The balances are included in Current Liabilities in the UniSource Energy and TEP balance sheets.

UNS GAS/UNS ELECTRIC CREDIT AGREEMENT

The UNS Gas/UNS Electric Revolver is a $60 million revolving credit facility which matures in August 2011.   Either UNS Gas or UNS Electric may borrow up to a maximum of $45 million, so long as the combined amount borrowed does not exceed $60 million.  UNS Gas is only liable for UNS Gas’ borrowings, and similarly, UNS Electric is only liable for UNS Electric’s borrowings under the UNS Gas/UNS Electric Revolver.  UES guarantees the obligations of both UNS Gas and UNS Electric.

UNS Gas and UNS Electric each have the option of paying interest at LIBOR plus 1.0% or the greater of the federal funds rate plus 0.5% or the agent bank’s reference rate.

The UNS Gas/UNS Electric Revolver contains restrictions on additional indebtedness, liens, mergers and sales of assets. The UNS Gas/UNS Electric Revolver also contains a maximum leverage ratio and a minimum cash flow to interest coverage ratio for each borrower.  As of December 31, 2007, UNS Gas and UNS Electric were each in compliance with the terms of the UNS Gas/UNS Electric Revolver.

As of December 31, 2007, UNS Gas had no borrowings outstanding under the UNS Gas/UNS Electric revolving credit facility and $10 million in outstanding letters of credit.  The outstanding letters of credit support gas purchases and are off-balance sheet obligations for UNS Gas.  UNS Electric had $26 million of borrowings outstanding under the UNS Gas/UNS Electric revolving credit facility, at a weighted average interest rate of 5.89%.  As of December 31, 2006, UNS Gas had no borrowings outstanding and UNS Electric had $19 million of borrowings outstanding.  These revolver balances were excluded from Current Liabilities and presented as Long-Term Debt, in the UniSource Energy balance sheets, as UNS Electric has the ability and the intent to have outstanding borrowings under its revolving credit facilities for the next twelve months.

NOTE 8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and fair values of our financial instruments are as follows:

	December 31,
	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
	-Millions of Dollars-
Assets:
TEP Investment in Springerville Lease Debt Securities	$105	$109	$133	$139
TEP Investment in Springerville Lease Equity	48	48	48	48
Liabilities:
UniSource Energy Convertible Senior Notes	150	153	150	164
UniSource Energy Credit Agreement	41	41	27	27
TEP Secured Variable Rate IDBs	329	329	329	329
TEP Collateral Trust Bonds	138	141	138	142
TEP Unsecured IDBs - Fixed Rate	354	357	354	359
UNS Gas Senior Unsecured Notes	100	106	100	102
UNS Electric Senior Unsecured Notes	60	60	60	60
UNS Electric Credit Agreement - Revolving Credit Facility	26	26	19	19

See Note 7 for a description of TEP’s investment in Springerville Lease Debt and Equity.  TEP intends to hold the $105 million investment in Springerville Lease Debt Securities to maturity (Springerville Coal Handling Facilities lease debt totaling $34 million matures through July 1, 2011, and Springerville Unit 1 lease debt totaling $71 million matures through January 1, 2013).  This investment is stated at amortized cost, which means the purchase cost has been adjusted for the amortization of the premium and discount to maturity.

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

We determined the fair value of our remaining financial instruments (TEP Springerville Lease Debt Securities, TEP Collateral Trust Bonds, and UNS Gas and UNS Electric Senior Unsecured Notes) by calculating the present value of the cash flows using a discount rate consistent with market yields generally available as of December 31, 2007 and December 31, 2006 for bonds with similar characteristics with respect to credit rating and time-to-maturity.  The use of different market assumptions and/or estimation methodologies may yield different estimated fair value amounts.

The TEP Collateral Trust Bonds are due in August 2008 and are included in Current Maturities of Long-Term Debt in our balance sheets at December 31, 2007.  The fair value was determined as described above.  The carrying amounts of our remaining current assets and liabilities approximate fair value.

NOTE 9.  STOCKHOLDERS’ EQUITY

DIVIDEND LIMITATIONS

UniSource Energy

In February 2008, UniSource Energy declared a first quarter dividend to shareholders of $0.24 per share of UniSource Energy Common Stock.  The dividend, totaling approximately $8 million, will be paid on March 21, 2008 to common shareholders of record as of March 10, 2008.  In 2007, UniSource Energy paid quarterly dividends to the shareholders of $0.225 per share, for a total of $0.90 per share, or $32 million for the year.  In 2006, UniSource Energy paid quarterly dividends to the shareholders of $0.21 per share, for a total of $0.84 per share, or $29 million, for the year.  During 2005, UniSource Energy paid quarterly dividends to the shareholders of $0.19 per share, for a total of $0.76 per share, or $26 million, for the year.

Our ability to pay cash dividends on Common Stock outstanding depends, in part, upon cash flows from our subsidiaries: TEP, UES, Millennium and UED, as well as compliance with various debt covenant requirements.    As of December 31, 2007, we complied with the terms of all such debt covenant requirements.

TEP

TEP paid dividends of $53 million in 2007, $62 million in 2006, and $46 million in 2005.  UniSource Energy is the holder of TEP’s common stock.  TEP met the requirements discussed below before paying these dividends.

In December 2007, UniSource Energy contributed $18 million of capital to TEP.

Bank Credit Agreement

TEP’s Credit Agreement as of August 2006 allows TEP to pay dividends as long as TEP complies with the agreement and certain financial covenants including quarterly limits on the ratio of total indebtedness to total earnings before interest expense/income, income taxes and non-cash items.  TEP is in compliance with these covenants.

Federal Power Act

This Act states that dividends shall not be paid out of funds properly included in capital accounts.  TEP’s 2007, 2006 and 2005 dividends were paid from current year earnings.

UNS Gas and UNS Electric

Restrictions placed on UNS Gas and UNS Electric limit UES’ ability to pay dividends.  The 2003 UES Settlement Agreement allows UNS Gas and UNS Electric to pay dividends greater than 75% of its earnings to UniSource Energy when the ratio of common equity to total capitalization reaches 40%.  As of December 31, 2007 and December 31, 2006, both UNS Gas and UNS Electric met this ratio requirement.  Additionally, the terms of the senior unsecured note agreements entered into by both UNS Gas and UNS Electric contain dividend restrictions. See Note 7.  UES did not pay any dividends to UniSource Energy in 2007, 2006 or 2005.

UniSource Energy made capital contributions to UNS Electric of $10 million in each of the years 2007 and 2006.

Millennium and UED

In 2007, Millennium paid a $15 million dividend to UniSource Energy.  Millennium did not pay dividends to UniSource Energy in 2006 or 2005.  UED did not pay dividends to UniSource Energy in 2007, 2006 or 2005.  Millennium and UED have no dividend restrictions.

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

NOTE 10.  INCOME TAXES

We record deferred income tax assets and liabilities for amounts that will increase and decrease, respectively, income taxes on future tax returns. We consider it more likely than not that all the deferred tax assets will be used on a tax return.  Consequently, we have not recorded a valuation allowance to reduce our deferred tax assets.

Deferred tax assets (liabilities) consist of the following:

	UniSource Energy		TEP
	December 31,		December 31,
	2007	2006	2007	2006
	-Millions of Dollars-
Gross Deferred Income Tax Liabilities
Plant – Net	$(334)	$(327)	$(315)	$(312)
Income Taxes Recoverable Through Future
Revenues Regulatory Asset	(12)	(15)	(12)	(15)
Transition Recovery Asset	(9)	(40)	(9)	(40)
Pensions	(4)	(3)	(5)	(3)
Unbilled Revenue	-	(3)	-	(3)
Convertible Debt	(4)	(2)	-	-
Other	(6)	(8)	(5)	(6)
Gross Deferred Income Tax Liability	(369)	(398)	(346)	(379)

Gross Deferred Income Tax Assets
Capital Lease Obligations	152	181	152	181
Alternative Minimum Tax Credit(no expiration)	38	48	24	34
Accrued Postretirement Benefits	25	26	25	26
Emission Allowance Inventory	14	13	12	13
Customer Advances	11	11	3	2
Coal Contract Termination Fees	8	10	8	10
Unregulated Investment Losses	7	7	-	-
Vacation & Sick Accrual	3	3	3	3
Capital Loss Carryforwards	2	15	-	-
Other	19	15	14	12
Gross Deferred Income Tax Asset	279	329	241	281
Net Deferred Income Tax Liability	$(90)	$(69)	$(105)	$(98)

UniSource Energy has a capital loss carryforward of $4 million which expires in 2011.  The $2 million of capital loss carryforward included in the above table is the tax benefit of the capital loss.

The balance sheets display the net deferred income tax liability as follows:

	UniSource Energy		TEP
	December 31,		December 31,
	2007	2006	2007	2006
	-Millions of Dollars-

Deferred Income Taxes – Current Assets	$60	$58	$59	$57
Deferred Income Taxes – Noncurrent Liabilities	(150)	(127)	(164)	(155)
Net Deferred Income Tax Liability	$(90)	$(69)	$(105)	$(98)

As of December 31, 2007, UniSource Energy’s deferred income tax assets include $7 million related to unregulated investment losses of Millennium, of which $3 million relates to Nations Energy.  These losses have not been reflected on our consolidated income tax returns.  If UniSource Energy were unable to recognize such losses through its consolidated income tax return in the foreseeable future, it would have to write-off these deferred tax assets.  Millennium expects to dispose of these investments in the foreseeable future and thereby recognize the losses on a consolidated tax return.

As of December 31, 2007 and December 31, 2006, TEP’s net intercompany tax receivable from affiliates equaled $2 million and $10 million respectively.  TEP includes these amounts under Intercompany Accounts  Receivable on its balance sheet.

Income tax expense (benefit) included in the income statements consists of the following:

UniSource Energy			TEP
Years Ended December 31,
2007	2006	2005	2007	2006	2005
-Millions of Dollars-

Current Tax Expense
Federal	$14	$37	$19	$22	$32	$16
State	3	12	10	6	10	11
Total	17	49	29	28	42	27
Deferred Tax Expense (Benefit)
Federal	20	-	13	9	5	13
State	2	(5)	(3)	(1)	(5)	(5)
Total	22	(5)	10	8	-	8
Increase (Reduction) in Valuation Allowance	-	-	(1)	-	-	(1)
Total Federal and State Income Tax Expense (before Discontinued Operations and Cumulative Effect of Accounting Change)	39	44	38	36	42	34
Tax on Discontinued Operations	-	(2)	(5)	-	-	-
Total Federal and State Income Tax Expense (including Discontinued Operations and Cumulative Effect of Accounting Change)	$39	$42	$33	$36	$42	$34

The differences between the income tax expense and the amount obtained by multiplying pre-tax income by the U.S. statutory federal income tax rate of 35% are as follows:

UniSource Energy			TEP
Years Ended December 31,
2007	2006	2005	2007	2006	2005
-Millions of Dollars-

Federal Income Tax Expense at Statutory Rate	$34	$40	$32	$31	$38	$29
State Income Tax Expense, Net of Federal Deduction	5	5	5	4	5	4
Depreciation Differences (Flow Through Basis)	3	2	3	3	2	3
Federal/State Tax Credits	(2)	(2)	(1)	(2)	(2)	(1)
Other	(1)	(1)	(1)	-	(1)	(1)
Total Federal and State Income Tax Expense (before Discontinued Operations and Cumulative Effect of Accounting Change)	$39	$44	$38	$36	$42	$34

The Total Federal and State Income Tax Expense in the tables above is included on UniSource Energy and TEP’s income statements.

Uncertain Tax Positions

FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FAS 109 (FIN 48) issued July 2006, requires us to determine whether it is “more likely than not” that we will sustain a tax position under examination.  Such a position is measured to determine the amount of benefit to recognize in the financial statements.  UniSource Energy adopted the provisions of FIN 48 on January 1, 2007.  The cumulative effects of applying this interpretation were recorded as an increase of less than $1 million to retained earnings and the recognition of a $13 million uncertain tax liability.  A reconciliation of the amount of uncertain tax liability recorded for 2007 is as follows:

	UniSource Energy	TEP
	-Millions of Dollars-
Unrecognized Tax Benefit at January 1, 2007	$13	$13
Gross Increase to Tax Benefit Related to Tax Positions in Prior Year	-	-
Gross Decrease to Tax Benefit Related to Tax Positions in Prior Year	(1)	(1)
Gross Increase to Tax Benefit Related to Tax Positions in Current Year	-	-
Settlement With Taxing Authorities	-	-
Lapse of Statute of Limitations	-	-
Unrecognized Tax Benefits (Liability) at December 31, 2007	$12	$12

If we recorded the unrecognized tax benefit at December 31, 2007, there would be no impact on our effective tax rate.  It is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.  However, an estimate of the range of the increase or decrease cannot be made.  Tax years 2002 through 2006 are open under Federal, Arizona and New Mexico statutes.

TEP recognizes interest accrued related to unrecognized tax benefits in Other Interest Expense in the income statements.  The total interest expense recognized for 2007 was $1 million and the balance of interest payable at December 31, 2007 is $2 million.  No penalties have been recognized.

Other Tax Matters

On its 2002 tax return, TEP filed for an automatic change in accounting method relating to the capitalization of indirect costs to the production of electricity and self-constructed assets.  We also used the new accounting method on the 2003 and 2004 returns for TEP, UNS Gas and UNS Electric.

In 2005, the Internal Revenue Service issued a ruling limiting the ability of electric and gas utilities to use the new accounting method.  As a result, TEP, UNS Gas and UNS Electric amended their 2002, 2003 and 2004 federal and state tax returns to remove the benefit previously claimed using the accounting method and remitted tax and interest of $31 million, $1 million and $0.3 million, respectively, to the IRS and state tax authorities.  Based on settlement guidelines relating to the accounting method that were issued by the IRS in March 2007, TEP, UNS Gas and UNS Electric have settled this issue with the IRS.  In December 2007, TEP recorded the effect of the settlement by recognizing $2 million of interest income.  TEP anticipates receiving $12 million of taxes and interest during 2008 which will have no impact on the overall tax provision or net income.

NOTE 11.  EMPLOYEE BENEFIT PLANS

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

In 2008, TEP expects to contribute $9 million and UNS Gas and UNS Electric expect to contribute $1 million to the pension plans.

OTHER POSTRETIREMENT BENEFIT PLANS

TEP provides limited health care and life insurance benefits for retirees.  All regular employees may become eligible for these benefits if they reach retirement age while working for TEP or an affiliate.  UNS Gas and UNS Electric provide postretirement medical benefits for current retirees and a small group of active employees.

INCREMENTAL EFFECT OF APPLYING FAS 158

As a result of applying FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, in December 2006, we are required to recognize the underfunded status of our defined benefit pension and other postretirement plans as a liability on our consolidated balance sheets.  The underfunded status is measured as the difference between the fair value of the plans assets and the projected benefit obligation for pension plans or accumulated postretirement benefit obligation for other postretirement benefit plans.  The adjustment required to initially recognize the pension liability upon implementation of this statement resulted in recognition of a regulatory asset for our regulated operations and an adjustment to Accumulated Other Comprehensive Loss for our unregulated operations.  We recorded the required increase in our other postretirement obligation as an adjustment to Accumulated Other Comprehensive Loss as the ACC allows TEP, UNS Gas and UNS Electric to recover other postretirement costs through rates only as benefit payments are made.

The following table presents the incremental effect of applying FAS 158, in combination with FAS 71, as well as the change to the additional minimum pension liability, on individual line items in TEP’s balance sheet at December 31, 2006:

	Before Application of FAS 158
TEP Balance Sheet Line Items:	Preliminary Balances at December 31, 2006	Application of Pre-FAS158 Accounting Guidance	FAS 158 Adjustment	Balances at December 31, 2006 After Application of FAS 158
	- Millions of Dollars -
Other Assets	$29	$9	$(16)	$22
Other Regulatory Assets	20	4	28	52
Total Assets	2,598	13	12	2,623
Deferred Income Taxes - Noncurrent	156	9	(10)	155
Other Liabilities	100	(9)	36	127
Total Deferred Credits and Other Liabilities	336	-	26	362
Accumulated Other Comprehensive Loss (Net of Tax)	16	14	(15)	15
Total Stockholders’ Equity	556	14	(15)	555

Prior to the application of FAS 158, the accounting guidance (Pre-FAS 158) required TEP to adjust its minimum pension liability in Accumulated Other Comprehensive Loss to reflect the underfunded status of its plans based on the accumulated benefit obligation.  After the implementation of FAS 158 and before applying the provisions of FAS 71, TEP had an accumulated comprehensive loss balance (net of tax) of $35 million attributable to its pension and other postretirement benefit obligations.  TEP subsequently recorded a regulatory asset of $32 million and an offsetting reduction on an after-tax basis of accumulated other comprehensive loss of $19 million, representing a reasonable approximation of the actuarial losses and prior service costs of TEP’s pension plans that are probable of recovery in rates by its regulated operations in future periods.

UNS Gas and UNS Electric were not required to record a minimum pension liability under Pre-FAS 158 accounting guidance.  Following the implementation of FAS 158, UNS Gas and UNS Electric recorded a combined regulatory pension asset and increase in pension liability of $3 million.  The impact of FAS 158 on the postretirement plans of UNS Gas and UNS Electric was less than $1 million.

The pension and other postretirement benefit related amounts (excluding tax balances) included in the UniSource Energy balance sheet are:

	Pension Benefits		Other Postretirement Benefits
	Years Ended December 31,
	2007	2006	2007	2006
	-Millions of Dollars-
Regulatory Pension Asset included in Other Regulatory Assets	$16	$35	$-	$-
Accrued Benefit Liability included in Accrued Employee Expenses	-	-	(4)	(3)
Accrued Benefit Liability included in Pension and Other Postretirement Benefits	(16)	(42)	(60)	(63)
Accumulated Other Comprehensive Loss	10	17	6	8
Net Amount Recognized	$10	$10	$(58)	$(58)

The table above includes a combined accrued pension benefit liability of approximately $3 million and a postretirement benefit liability of less than $2 million for UNS Gas and UNS Electric, for each period presented, in addition to the minimal FAS 158 impact previously noted.

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

	Pension Benefits		Other Postretirement Benefits
	Years Ended December 31,
	2007	2006	2007	2006
	-Millions of Dollars-
Change in Projected Benefit Obligation
Benefit Obligation at Beginning of Year	$218	$208	$66	$70
Actuarial (Gain) Loss	(17)	-	(1)	(7)
Interest Cost	13	12	4	4
Service Cost	8	7	2	2
Amendments	-	-	(3)	-
Benefits Paid	(13)	(9)	(3)	(3)
Projected Benefit Obligation at End of Year	209	218	65	66

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	176	149	-	-
Actual Return on Plan Assets	20	21	-	-
Benefits Paid	(13)	(9)	(4)	(3)
Employer Contributions	10	15	4	3
Fair Value of Plan Assets at End of Year	193	176	-	-

Funded Status at End of Year	$(16)	$(42)	$(65)	$(66)

The tables above include a combined pension benefit obligation of less than $8 million and plan assets of less than $5 million for UNS Gas and UNS Electric for all periods presented.

The following table provides the components of UniSource Energy’s accumulated other comprehensive loss and regulatory assets that have not been recognized as components of net periodic benefit cost as of December 31, 2007:

	Pension Benefits	Other Postretirement Benefits
	-Millions of Dollars-
Net Loss	$19	$14
Prior Service Cost (Benefit)	7	(8)

The accumulated benefit obligation for all defined benefit pension plans was $180 million at December 31, 2007 and $184 million at December 31, 2006.  Changes in actuarial assumptions including an increase in the discount rate impacted the accumulated benefit obligation.

	December 31,
	2007	2006
	-Millions of Dollars-
Information for Pension Plans with an Accumulated
Benefit Obligation in Excess of Plan Assets:
Projected Benefit Obligation at End of Year	$10	$116
Accumulated Benefit Obligation at End of Year	7	100
Fair Value of Plan Assets at End of Year	-	89

At December 31, 2006, three UniSource Energy defined benefit pension plans had accumulated benefit obligations in excess of plan assets.  Due to 2007 contributions and returns on plan assets and the favorable impact on the accumulated benefit obligations of the increase in the discount rate, only the Supplemental Executive Retirement Plan, which is unfunded, has an accumulated benefit obligation in excess of plan assets at December 31, 2007.

The components of net periodic benefit costs are as follows:

	Pension Benefits			Other Postretirement Benefits
	Years Ended December 31,
	2007	2006	2005	2007	2006	2005
	-Millions of Dollars-
Components of Net Periodic Cost
Service Cost	$8	$7	$7	$2	$2	$2
Interest Cost	13	12	11	4	4	4
Expected Return on Plan Assets	(14)	(13)	(11)	-	-	-
Prior Service Cost Amortization	1	2	2	(2)	(1)	(1)
Recognized Actuarial Loss	2	3	3	1	1	2
Net Periodic Benefit Cost	$10	$11	$12	$5	$6	$7

The amounts recognized in Other Comprehensive Income (OCI) or as regulatory assets are as follows:

	Pension Benefits
	2007		2006		2005
	Regulatory Asset	OCI	Regulatory Asset	OCI	Regulatory Asset	OCI
Changes in Plan Assets and Benefit Obligations Recognized in OCI or as Regulatory Assets
Current Year Actuarial (Gain) Loss	$(16)	$(6)	$-	$-	$-	$-
Amortization of Actuarial Gain (Loss)	(1)	(1)	-	-	-	-
Prior Service (Cost) Amortization	(1)	(1)	-	-	-	-
Change in Additional Minimum Liability	-	-	4	(23)	-	3
Total Recognized in OCI or as Regulatory Assets	$(18)	$(8)	$4	$(23)	$-	$3

	Other Postretirement Benefits
	2007	2006	2005
	-Millions of Dollars-
Changes in Benefit Obligation Recognized in OCI
Current Year Actuarial (Gain) Loss	$(1)	$-	$-
Amortization of Actuarial Gain (Loss)	(1)	-	-
Prior Service Cost (Credit)	(2)	-	-
Prior Service (Cost) Amortization	2	-	-
Total Recognized in OCI	$(2)	$-	$-

For all pension plans, we amortize prior service costs on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan.  We will amortize less than $1 million estimated net loss and $2 million prior service cost from accumulated other comprehensive income and other regulatory assets into net periodic benefit cost in 2008.  The estimated net loss and prior service benefit for the defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 are $1 million and $2 million, respectively.

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Weighted-Average Assumptions Used to Determine Benefit Obligations as of December 1,
Discount Rate	6.6 – 6.8%	5.9%	6.5%	5.6%
Rate of Compensation Increase	3.0 – 5.0%	3.0 – 5.0%	N/A	N/A

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31,
Discount Rate	5.9%	5.8 – 5.9%	5.6 – 5.8%	5.8%
Rate of Compensation Increase	3.0 – 5.0%	3.0 – 5.0%	N/A	N/A
Expected Return on Plan Assets	8.3%	8.3%	N/A	N/A

Net periodic benefit cost for the other postretirement benefit plan was remeasured as of January 1, 2007 to reflect the plan amendment communicated to plan participants on January 2, 2007.  A discount rate of 5.6% was used for the January 2007 portion of the expense, while a discount rate of 5.8% was used for the remaining eleven months.

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

	December 31,
	2007	2006
Assumed Health Care Cost Trend Rates
Health Care Cost Trend Rate Assumed for Next Year	8%	9%
Ultimate Health Care Cost Trend Rate Assumed	5%	5%
Year that the Rate Reaches the Ultimate Trend Rate	2013	2013

Assumed health care cost trend rates significantly affect the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the December 31, 2007 amounts:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	-Millions of Dollars-
Effect on Total of Service and Interest Cost Components	$ 1	$ 1
Effect on Postretirement Benefit Obligation	4	(4)

PENSION PLAN ASSETS

TEP, UNS Gas and UNS Electric calculate the fair value of plan assets on December 1, the measurement date.   TEP’s pension plan asset allocations at December 31, 2007 and 2006 by asset category follow:

	Plan Assets December 31,
	2007	2006
Asset Category
Equity Securities	54%	67%
Debt Securities	27%	23%
Real Estate	10%	10%
Other	9%	-
Total	100%	100%

TEP’s investment policy for the pension plans targets exposure to the various asset classes in the following allocations: equity securities 50%, debt securities 25%, other 15%, and real estate 10%.  TEP rebalances the portfolio when the portfolio allocation is not within the desired range of exposure.  The plan seeks to provide returns in excess of a portfolio benchmark.  A third party investment consultant tracks the plan’s portfolio relative to the benchmark and provides quarterly investment reviews which consist of a performance and risk assessment on all investment managers and on the portfolio.

Investment managers for the plan may use derivative financial instruments for risk management purposes or as a part of their investment strategy.  Currency hedges have also been used for defensive purposes.  Real estate managers use leverage but it is limited by investment policy.

The UNS Gas and UNS Electric pension plan provides exposure to equity and debt securities by investing in a balanced fund.  At December 31, 2007, the fund held 66% equity securities, 33% fixed income securities, and 1% cash.  The fund will hold no more than 75% of its total assets in equity securities.

ESTIMATED FUTURE BENEFIT PAYMENTS

TEP expects to pay the following benefit payments, which reflect future service, as appropriate.

	Pension Benefits	Other Postretirement Benefits
	-Millions of Dollars-
2008	$ 6	$ 4
2009	8	5
2010	9	5
2011	10	6
2012	11	6
Years 2013-2017	73	32

UNS Gas and UNS Electric expect to pay pension and postretirement benefits of approximately $1 million in 2008 through 2012 and $3 million in 2013 through 2016.

DEFINED CONTRIBUTION PLANS

TEP, UNS Gas and UNS Electric offer defined contribution savings plans to all eligible employees.  The Internal Revenue Code identifies the plans as qualified 401(k) plans.  Participants direct the investment of contributions to certain funds in their account which may include a UNS stock fund.  TEP, UNS Gas, and UNS Electric match part of a participant’s contributions to the plans.  TEP made matching contributions to these plans of approximately $4 million in 2007, $4 million in 2006 and $3 million in 2005.  UNS Gas and UNS Electric made matching contributions of less than $0.5 million in each of 2007, 2006, and 2005.

NOTE 12.  SHARE-BASED COMPENSATION PLANS

Under the 2006 Omnibus Stock and Incentive Plan, the Compensation Committee of the UniSource Energy Board of Directors may issue various types of share-based compensation, including stock options, restricted shares/units, and performance shares.  The total number of shares which may be awarded under the Plan cannot exceed 2.25 million shares.  At December 31, 2007, the total number of shares awarded under the 2006 Omnibus Stock and Incentive Plan was 0.5 million shares.

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

	2007	2006	2005

Expected Term (Years)	6	6	6
Risk-Free Rate	4.4%	4.97%	4.00%
Expected Volatility	20.2%	22.57%	22.94%
Expected Dividend Yield	2.4%	2.45%	2.54%
Weighted-Average Grant-Date Fair Value of Options Granted During The Period	$8.13	$7.38	$7.39

A summary of the stock option activity follows:

(Shares in Thousands)	2007		2006		2005
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, Beginning of Year	1,388	$18.59	1,537	$16.75	2,076	$16.19
Granted	184	$37.88	187	$30.55	50	$33.55
Exercised	(120)	$16.56	(304)	$15.97	(582)	$16.18
Forfeited	(1)	$12.28	(32)	$25.14	(7)	$17.87
Outstanding, End of Year	1,451	$21.21	1,388	$18.59	1,537	$16.75

Exercisable, End of Year	1,139	$17.43	1,188	$16.49	1,480	$16.18
Aggregate Intrinsic Value of Options Exercised ($000s)	$2,226		$4,687		$7,983

At December 31,2007 ($000s)
Aggregate Intrinsic Value for Options Outstanding	$16,170
Aggregate Intrinsic Value for Options Exercisable	$16,068
Weighted Average Remaining Contractual Life	4.6 years
Weighted Average Remaining Contractual Life of Exercisable Shares	3.5 years

A summary of stock option activity follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares (000s)	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares (000s)	Weighted-Average Exercise Price
$11.00 - $15.56	484	2 years	$14.29	484	$14.29
$16.78 - $18.84	572	4 years	$18.01	572	$18.01
$30.55 - $37.88	395	8.7 years	$34.35	82	$31.76

We summarize the status of nonvested stock options as of December 31, 2007, and changes during 2007 below:

Nonvested Shares	Number of Shares (000s)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2007	194	$7.38
Granted	184	$8.13
Vested	(66)	$7.39
Nonvested at December 31, 2007	312	$7.83

RESTRICTED STOCK UNITS/AWARDS AND PERFORMANCE SHARES

Restricted Stock Units

 Restricted stock and stock units are generally granted under the Plan to non-employee directors.  Restricted stock is an award of Common Stock that is subject to forfeiture if the restrictions specified in the award are not satisfied.  Stock units are a non-voting unit of measure that is equivalent to one share of Common Stock.  The directors may elect to receive stock units in lieu of restricted stock.  Restricted stock generally vests over periods ranging from one to three years and are payable in Common Stock.  Stock units vest either immediately or over periods ranging from one to three years.  The restricted stock units vest immediately upon death, disability, or retirement.  In the January following the year the person is no longer a Director, Common Stock shares will be issued for the vested stock units.  Compensation expense equal to the fair market value on the grant date is recognized over the vesting period.  Fully vested but undistributed stock unit awards accrue dividend equivalent stock units based on the fair market value of common shares on the date the dividend is paid.  Compensation expense is recognized when dividends are paid.

In 2007, the Compensation Committee of the UniSource Energy Board of Directors granted 17,857 stock units at a weighted average fair value of $37.30 per share to non-employee directors.  In 2006, we granted 17,151 stock units to non-employee directors at a weighted-average fair value of $30.76 per share on the grant date.  In 2005, we granted 13,213 stock unit awards at a weighted-average fair value of $29.72 per share on the grant date.

Restricted Stock Awards

We did not grant any restricted stock awards in 2007 or 2006.  In 2005, we granted 3,264 restricted stock awards to non-employee directors at a fair value of $24.51 per share on the grant date. These awards vest over 3 years.

Performance Share Awards

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

In May 2006, 45,520 performance share awards (targeted shares) were granted to certain officers at a grant date fair value of $28.39 per share (market price of $30.55 less the present value of expected dividends of $2.16). The performance share awards will be paid out in shares of UniSource Energy Common Stock based on UniSource Energy’s performance over the period of January 1, 2006 through December 31, 2008.

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

	Performance Shares		Restricted Stock Units
	Shares (000s)	Weighted- Average Grant-Date Fair Value	Shares (000s)	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2007	41	$28.39	21	$28.68
Granted	37	$35.56	18	$37.30
Vested	-	-	(19)	$29.17
Forfeited	(6)	$32.52
Non-vested at December 31, 2007	72	$31.77	20	$35.91

SHARE-BASED COMPENSATION EXPENSE (Stock Options, Performance Shares and Restricted Stock Units)

Annually during 2005 through 2007, TEP recorded share-based compensation expense of $2 million.  UniSource Energy recorded share-based compensation expense of $3 million in 2007 and $2 million annually in 2006 and 2005.  The actual tax deduction realized from the exercise of share-based payment arrangements totaled $0.5 million in 2007, $2 million in 2006, and $3 million in 2005.  We did not capitalize any share-based compensation costs.

At December 31, 2007, the total unrecognized compensation cost related to non-vested share-based compensation was $2 million, which will be recorded as compensation expense over the remaining vesting periods through March 2010. The total number of shares awarded but not yet issued, including target performance based shares, under the share-based compensation plans at December 31, 2007 was 2 million.

NOTE 13.  UNISOURCE ENERGY EARNINGS PER SHARE (EPS)

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

The following table shows the effects of potential dilutive common stock on the weighted average number of shares:

	Years Ended December 31,
	2007	2006	2005
Numerator	- In Thousands -
Net Income	$58,373	$67,447	$46,144
Income from Assumed Conversion of Convertible Senior Notes	4,390	4,390	3,654
Adjusted Numerator	$62,763	$71,837	$49,798

Denominator:
Weighted-average Shares of Common Stock Outstanding	35,486	35,264	34,798
Effect of Diluted Securities
Convertible Senior Notes	4,000	4,000	3,345
Options and Stock Issuable under Employee Benefit Plans and the Directors’ Plan	583	601	708
Total Shares	40,069	39,865	38,851

Stock options to purchase an average of 169,000 and 67,000 shares of Common Stock were outstanding during 2007 and 2006, respectively, but were not included in the computation of EPS because the stock option’s exercise price was greater than the average market price of the Common Stock at year end.  There were no outstanding options excluded from the computation of EPS during the year ended December 31, 2005.

NOTE 14.  RELATED PARTIES

UniSource Energy incurs corporate costs that are allocated to its subsidiaries, including TEP.  Corporate costs are allocated based on a weighted-average of three factors: assets, payroll and revenues.  Management believes this method of allocation is reasonable and approximates the cost that TEP and its other affiliates would have incurred as stand-alone entities.  Charges allocated to TEP were $7 million each in 2007 and 2006, and $5 million in 2005.  Charges allocated to UNS Gas and UNS Electric were $1 million each in 2007 and 2006 and $0.5 million each in 2005.

TEP provides all corporate services (finance, accounting, tax, information technology services, etc.) to UniSource Energy, UNS Gas and UNS Electric as well as to UniSource Energy’s non-utility businesses.  Costs are directly assigned to the benefiting entity where possible.  Common costs are allocated on a cost-causative basis.  Management believes this method of allocation is reasonable.  The charges by TEP to the other companies were $14 million in 2007, $9 million in 2006, and $8 million in 2005.

Global Solar, previously Millennium’s largest subsidiary, develops and manufactures light weight thin-film photovoltaic cells and panels.  Global Solar is reflected in these financial statements as discontinued operations.  See Note 15.  Global Solar did not record any revenue from transactions with TEP in 2006.  Global Solar recorded revenue from transactions with TEP of less than $1 million in 2005.

Southwest Energy Solutions, Inc. (SES), a subsidiary of Millennium, provides a supplemental workforce for TEP and UNS Electric.  Types of services provided for TEP include dusk to dawn lighting, facilities maintenance, meter reading, transmission and distribution, line locating, and general supplemental support.   SES bills TEP for these services. Management believes that the charges for services are reasonable and approximate the cost that TEP would have incurred if it performed these services directly.  SES charged TEP $14 million in 2007, $14 million in 2006, and $12 million in 2005 for these services.  SES provides meter reading services for UNS Electric.  SES charged UNS Electric $1 million for these services in 2007, 2006 and 2005.

Haddington Energy Partners II, LP (Haddington) funds energy-related investments.  A member of the UniSource Energy Board of Directors had an investment in Haddington but redeemed his interest in that investment in 2007 and no longer has any role with respect to Haddington other than the right to receive a certain percentage of proceeds from a disposition of remaining Haddington assets.

Carboelectrica Sabinas, S. de R.L. de C.V. (Sabinas) is a Mexican limited liability company created to develop up to 800 megawatts (MW) of coal-fired generation in the Sabinas region of Coahuila, Mexico.   Millennium owns 50% of Sabinas.  Altos Hornos de Mexico, S.A. de C.V. (AHMSA) and affiliates own the other 50%.  UniSource Energy’s Chairman, President and Chief Executive Officer is on the board of directors of AHMSA.  As of December 31, 2007, Millennium’s remaining investment in Sabinas is $14 million.

NOTE 15.  DISCONTINUED OPERATIONS

In January 2006, UniSource Energy’s Board of Directors approved a plan to dispose of its investment in Global Solar to a third party.  Global Solar appears in these financial statements as discontinued operations.

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

Listed below are the major classes of assets and liabilities related to the sale of Global Solar as of December 31:

2005
-Millions of Dollars-
Assets
Property, Plant and Equipment, net	$10
Goodwill	3
Noncurrent Assets of Subsidiary Held for Sale	$13

Trade Accounts Receivable	$1
Inventory	4
Deferred Income Taxes - Current	12
Current Assets of Subsidiary Held for Sale	$17

Liabilities
Accounts Payable	$2
Current Liabilities of Subsidiary Held for Sale	$2

The following summarizes the amounts included in Discontinued Operations – Net of Tax for all periods presented

	Years Ended December 31,
	2007	2006	2005
	-Millions of Dollars-
Revenues from Discontinued Operations	$-	$1	$5

Loss from Discontinued Operations Before Income Taxes	-	(4)	(10)
Income Tax Benefit	-	(2)	(5)
Discontinued Operations – Net of Tax	$-	$(2)	$(5)

NOTE 16.  SUPPLEMENTAL CASH FLOW INFORMATION

A reconciliation of net income to net cash flows from operating activities follows:

	UniSource Energy
	Years Ended December 31,
	2007	2006	2005
	-Thousands of Dollars-
Net Income	$58,373	$67,447	$46,144
Adjustments to Reconcile Net Income
To Net Cash Flows from Operating Activities
Depreciation and Amortization Expense	140,638	130,502	132,577
Depreciation and Amortization Recorded to Fuel and Other O&M Expense	6,897	7,604	6,496
Amortization of Transition Recovery Asset	77,681	65,985	56,418
Mark-to-Market Transactions	2,459	(929)	1,259
Net Unrealized Loss (Gain) on MEG Trading Activities	2,562	9,955	(10,764)
Amortization of Deferred Debt-Related Costs included in
Interest Expense	3,831	4,622	4,730
Loss on Extinguishment of Debt	-	1,080	5,261
Provision for Bad Debts	3,592	3,439	2,696
Deferred Income Taxes	22,021	(5,530)	7,851
Pension and Postretirement Expense	14,442	17,753	18,050
Pension and Postretirement Funding	(13,809)	(12,557)	(14,465)
Share Based Compensation Expense	2,693	2,276	780
Excess Tax Benefit from Stock Option Exercises	(541)	(1,501)	(2,527)
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	4,981	(33,335)	985
Materials and Fuel Inventory	(8,805)	(7,912)	(8,433)
Over/Under Recovered Purchased Gas Cost	2,377	4,808	(4,037)
Accounts Payable	(5,057)	9,163	(3,516)
Income Taxes Payable	(2,895)	(11,896)	13,598
Interest Accrued	10,031	7,814	8,282
Taxes Other Than Income Taxes	1,344	453	541
Other	(49)	24,332	11,999
Cumulative Effect of Accounting Change-Net of Tax	-	-	626
Discontinued Operations – Net of Tax	-	1,796	5,483
Net Cash Used by Operating Activities of Discontinued Operations	-	(2,710)	(6,151)
Net Cash Flows – Operating Activities	$322,766	$282,659	$273,883

	TEP
	Years Ended December 31,
	2007	2006	2005
	-Thousands of Dollars-

Net Income	$53,456	$66,745	$48,267
Adjustments to Reconcile Net Income
To Net Cash Flows from Operating Activities
Depreciation and Amortization Expense	119,811	112,346	114,704
Depreciation and Amortization Recorded to Fuel and Other O&M Expense	5,339	6,320	6,417
Amortization of Transition Recovery Asset	77,681	65,985	56,418
Mark-to-Market Transactions	2,459	(929)	1,259
Amortization of Deferred Debt-Related Costs included in
Interest Expense	2,677	3,356	3,687
Loss on Extinguishment of Debt	-	685	5,261
Provision for Bad Debts	2,161	1,869	1,964
Deferred Income Taxes	8,310	(233)	6,555
Pension and Postretirement Expense	12,683	16,050	16,270
Pension and Postretirement Funding	(12,479)	(11,133)	(12,893)
Share Based Compensation Expense	2,097	1,799	621
Interest Accrued on Note Receivable from UniSource Energy	-	-	(1,684)
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	4,013	(45,185)	(6,779)
Materials and Fuel Inventory	(9,103)	(5,814)	(6,608)
Accounts Payable	(6,230)	22	(4,790)
Interest Accrued	10,113	8,191	5,295
Interest Received from UniSource Energy	-	-	11,013
Income Taxes Receivable/Payable	(3,378)	(8,702)	(704)
Taxes Other Than Income Taxes	1,463	(33)	137
Other	(6,961)	15,889	(2,023)
Cumulative Effect of Accounting Change-Net of Tax	-	-	626
Net Cash Flows – Operating Activities	$264,112	$227,228	$243,013

Non-cash investing and financing activities of UniSource Energy and TEP that affected recognized assets and liabilities but did not result in cash receipts or payments were as follows:

	Years Ended December 31,
	2007	2006	2005
	-Thousands of Dollars-

Additions to Utility Plant	$24,915	$(3,434)	$9,439
Net Cost of Removal of Interim Retirements	21,301	6,859	10,367
Capital Lease Obligations	13,259	12,808	12,720
Preliminary Engineering Fees	212	-	3,691

The non-cash additions to Utility Plant represent accruals for capital expenditures.

The non-cash net cost of removal of interim retirements represents an accrual for future asset retirement obligations.

The non-cash change in capital lease obligations represents interest accrued for accounting purposes in excess of interest payments in 2007, 2006 and 2005.

The non-cash preliminary engineering fees represent costs incurred related to potential capital projects that are recorded in other assets and subsequently reclassified to construction work in progress upon affirmation the capital project will be undertaken.

NOTE 17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

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

	UniSource Energy
	First	Second	Third	Fourth
2007	-Thousands of Dollars- (except per share data)

Operating Revenue	$317,841	$329,772	$398,204	$335,556
Operating Income	38,199	47,131	71,608	55,967
Net Income	4,943	11,806	25,417	16,207
Basic EPS	0.14	0.33	0.72	0.46
Diluted EPS	0.14	0.32	0.66	0.43

2006

Operating Revenue	$305,426	$315,391	$369,768	$317,556
Operating Income	64,088	47,791	80,635	47,632
Income Before Discontinued Operations	19,491	9,998	28,203	11,551
Discontinued Operations – Net of Tax	(2,669)	-	-	873
Net Income	16,822	9,998	28,203	12,424
Basic EPS
Income Before Discontinued Operations	0.56	0.28	0.80	0.33
Discontinued Operations – Net of Tax	(0.08)	-	-	0.02
Net Income	0.48	0.28	0.80	0.35
Diluted EPS
Income Before Discontinued Operations	0.52	0.28	0.73	0.32
Discontinued Operations – Net of Tax	(0.07)	-	-	0.02
Net Income	0.45	0.28	0.73	0.34

	TEP
	First	Second	Third	Fourth
2007	-Thousands of Dollars-

Operating Revenue	$219,629	$268,371	$328,841	$253,662
Operating Income	27,099	45,420	68,020	48,519

Net Income	821	12,271	25,959	14,405

2006

Operating Revenue	$208,815	$249,629	$298,093	$232,457
Operating Income	53,971	44,955	77,493	39,232

Net Income	16,587	11,220	29,601	9,337

EPS is computed independently for each of the quarters presented.  Therefore, the sum of the quarterly EPS amounts may not equal the total for the year.

The principal unusual items for TEP and UniSource Energy include:

UniSource Energy and TEP
•	Fourth Quarter 2007: In the fourth quarter of 2007, TEP recorded adjustments relating to periods prior to the fourth quarter of 2007 which decreased net income by less than $0.5 million.

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

UniSource Energy
Schedule II - Valuation and Qualifying Accounts

Description	Beginning Balance	Additions- Charged to Income	Deductions	Ending Balance
Year Ended December 31,	-Millions of Dollars-

Deferred Tax Assets Valuation Allowance (1)
2007	$-	$-	$-	$-
2006	7	-	7	-
2005	8	-	1	7

Allowance for Doubtful Accounts (2)
2007	$17	$4	$3	$18
2006	15	4	2	17
2005	17	3	5	15

 (1) The deferred tax assets valuation allowance reduced the deferred tax asset balance.  It related to NOL and ITC carryforward amounts.  The $7 million valuation allowance at December 31, 2005, relates to losses generated by Global Solar.  Global Solar was sold in March 2006 and is no longer included in our consolidated tax returns.  The decrease in 2005 of $1 million relates to TEP’s anticipated utilization of ITC carryforward.

(2) TEP, UNS Gas and UNS Electric record additions to the Allowance for Doubtful Accounts based on historical experience and any specific customer collection issues identified.  Deductions principally reflect amounts charged off as uncollectible, less amounts recovered.  Balances related primarily to TEP reserves for sales to the CPX and CISO in 2000 and 2001.  See Note 5.

TEP
Schedule II - Valuation and Qualifying Accounts

Description	Beginning Balance	Additions- Charged to Income	Deductions	Ending Balance
Year Ended December 31,	-Millions of Dollars-

Deferred Tax Assets Valuation Allowance (1)
2007	$-	$-	$-	$-
2006	-	-	-	-
2005	1	-	1	-

Allowance for Doubtful Accounts (2)
2007	$16	$2	$1	$17
2006	15	2	1	16
2005	14	2	1	15

(1) The deferred tax assets valuation allowance reduced the deferred tax asset balance.  It related to NOL and ITC carryforward amounts.  The 2005 reduction of $1 million related to TEP’s anticipated utilization of ITC carryforwards.

(2)  TEP records additions to the Allowance for Doubtful Accounts based on historical experience and any specific customer collection issues identified.  Deductions principally reflect amounts charged off as uncollectible, less amounts recovered.  Balances related primarily to TEP reserves for sales to the CPX and CISO in 2000 and 2001.  See Note 5.

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. – CONTROLS AND PROCEDURES

UniSource Energy and TEP’s Chief Executive Officer and Chief Financial Officer supervised and participated in UniSource Energy and TEP’s evaluation of their disclosure controls and procedures as such term is defined under Rule 13a – 15(e) or Rule 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of December 31, 2007.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in UniSource Energy and TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by UniSource Energy and TEP in the reports that they file or submit under the Act is accumulated and communicated to management, including the principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, UniSource Energy and TEP’s Chief Executive Officer and Chief Financial Officer concluded that UniSource Energy and TEP’s disclosure controls and procedures are effective.

While UniSource Energy and TEP continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting, there has been no change in UniSource Energy or TEP’s internal control over financial reporting during the fourth quarter of 2007, that has materially affected, or is reasonably likely to materially affect, UniSource Energy or TEP’s internal control over financial reporting.

UniSource Energy’s and TEP’s Management’s Reports on Internal Control Over Financial Reporting Under 404 of Sarbanes-Oxley appear as the first two reports under Item 8 in UniSource Energy’s and TEP’s 2007 Annual Report on Form 10-K, the Report of Independent Registered Public Accounting Firm for UniSource Energy appears as the third report under Item 8, and the Report of Independent Registered Public Accounting Firm for TEP appears as the fourth report under Item 8.

ITEM 9B. – OTHER INFORMATION

The Board of Directors of UniSource Energy amended Article VII of its By-laws (the "By-laws"), effective as of February 27, 2008, to allow for the issuance of uncertificated shares. By being able to issue uncertificated shares, UniSource Energy may now participate in the Direct Registration System, which is currently administered by The Depository Trust Company. The Direct Registration System allows investors to have securities registered in their names without the issuance of physical certificates and allows investors to electronically transfer securities to broker-dealers in order to effect transactions without the risks and delays associated with transferring physical certificates.

The full text of the By-laws, as amended, is filed as Exhibit 3(d) to this Annual Report.

PART III

ITEM 10. – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Directors

Certain of the individuals serving as Directors of UniSource Energy also serve as the Directors of TEP. Information concerning Directors will be contained under Election of Directors in UniSource Energy’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2007, which information is incorporated herein by reference.

Executive Officers – UniSource Energy

Executive Officers of UniSource Energy, who are elected annually by UniSource Energy’s Board of Directors, are as follows:

Name	Age	Position(s) Held	Executive Officer Since
James S. Pignatelli	64	Chairman, President and Chief Executive Officer	1998
Michael J. DeConcini	43	Senior Vice President and Chief Operating Officer, Transmission and Distribution	1999
Raymond S. Heyman	52	Senior Vice President and General Counsel	2005
Kevin P. Larson	51	Senior Vice President, Chief Financial Officer and Treasurer	2000
Kentton C. Grant	49	Vice President, Finance and Rates	2007
Arie Hoekstra	60	Vice President, Generation	2007
David G. Hutchens	41	Vice President, Wholesale Energy	2007
Karen G. Kissinger	53	Vice President, Controller and Chief Compliance Officer	1998
Steven W. Lynn	61	Vice President, Communications and Government Relations	2003
Thomas A. McKenna	59	Vice President, Engineering	2007
Catherine E. Ries	48	Vice President, Human Resources	2007
Herlinda H. Kennedy	46	Corporate Secretary	2006

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

Arie Hoekstra
Mr. Hoekstra joined TEP in 1979 as a Maintenance Superintendent.  He was promoted to Manager of Tucson Power Production in 1983 and Manager of Springerville Power Production in 1995.  He was named General Manager of Energy Resources – Power Production in 2003.  In January 2007, Mr. Hoekstra was elected Vice President of Generation at UniSource Energy and TEP. Prior to joining TEP, Mr. Hoekstra worked in various roles for Arizona Public Service Company and Westinghouse Electric Corporation.

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

Catherine E. Ries
Ms. Ries joined UniSource Energy and TEP in June 2007 as Vice President of Human Resources.  Prior to joining UniSource Energy and TEP, Ms. Ries worked for Clopay Building Products, a division of Griffon Corporation, from 2000-2007 and held the position of Vice President of Human Resources prior to joining UniSource Energy and TEP.  She also worked in various positions at America West Airlines from 1987-2000, now known as US Airways.

Herlinda H. Kennedy
Ms. Kennedy joined TEP as an administrative assistant in 1980. She was promoted to Assistant to the CEO in 1986.  Ms. Kennedy was named assistant Corporate Secretary of TEP and UniSource Energy in 1999 and was elected Corporate Secretary of UniSource Energy and TEP in September 2006.

Executive Officers - TEP

Executive Officers of TEP, who are elected annually by TEP’s Board of Directors, are:
Name	Age	Position(s) Held	Executive Officer Since
James S. Pignatelli	64	Chairman, President and Chief Executive Officer	1994
Michael J. DeConcini	43	Senior Vice President and Chief Operating Officer, Transmission and Distribution	2003
Raymond S. Heyman	52	Senior Vice President and General Counsel	2005
Kevin P. Larson	51	Senior Vice President, Chief Financial Officer and Treasurer	1994
Kentton C. Grant	49	Vice President, Finance and Rates	2007
Thomas N. Hansen	57	Vice President, Environmental Services, Conservation and Renewable Energy	1992
Arie Hoekstra	60	Vice President, Generation	2007
David G. Hutchens	41	Vice President, Wholesale Energy	2007
Karen G. Kissinger	53	Vice President, Controller and Chief Compliance Officer	1991
Steven W. Lynn	61	Vice President, Communications and Government Relations	2003
Thomas A. McKenna	59	Vice President, Engineering	2007
Catherine E. Ries	48	Vice President, Human Resources	2007
Herlinda H. Kennedy	46	Corporate Secretary	2006

James S. Pignatelli	See description shown under UniSource Energy Corporation above.

Michael J. DeConcini	See description shown under UniSource Energy Corporation above.

Raymond S. Heyman	See description shown under UniSource Energy Corporation above.

Kevin P. Larson	See description shown under UniSource Energy Corporation above.

Kentton C. Grant	See description shown under UniSource Energy Corporation above.

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

Arie Hoekstra	See description shown under UniSource Energy Corporation above.

David G. Hutchens	See description shown under UniSource Energy Corporation above.

Karen G. Kissinger	See description shown under UniSource Energy Corporation above.

Steven W. Lynn	See description shown under UniSource Energy Corporation above.

Thomas A. McKenna	See description shown under UniSource Energy Corporation above.

Catherine E. Ries	See description shown under UniSource Energy Corporation above.

Herlinda H. Kennedy	See description shown under UniSource Energy Corporation above.

Information required by Items 405, 406 and 407 (c)(3), (d)(4) and (d)(5) of SEC Regulation S-K will be included in UniSource Energy’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2007, which information is incorporated herein by reference.

ITEM 11. – EXECUTIVE COMPENSATION

Information concerning Executive Compensation will be contained in UniSource Energy’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2007, which information is incorporated herein by reference.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

General

At February 26, 2008, UniSource Energy had outstanding 35.4 million shares of Common Stock.  As of February 26, 2008, the number of shares of Common Stock beneficially owned by all directors and officers of UniSource Energy as a group amounted to approximately 5% of the outstanding Common Stock.

At February 26, 2008, UniSource Energy owned 100% of the outstanding shares of common stock of TEP.

Security Ownership of Certain Beneficial Owners

Information concerning the security ownership of certain beneficial owners of UniSource Energy will be contained in UniSource Energy’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2007, which information is incorporated herein by reference.

Security Ownership of Management

Information concerning the security ownership of the Directors and Executive Officers of UniSource Energy and TEP will be contained in UniSource Energy’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2007, which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Information concerning securities authorized for issuance under equity compensation plans will be contained in UniSource Energy’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2007, which information is incorporated herein by reference.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions, and director independence of UniSource Energy and TEP will be contained under Transactions with Management and Others, Director Independence and Compensation Committee Interlocks and Insider Participation in UniSource Energy’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2007, which information is incorporated herein by reference.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services will be contained in UniSource Energy’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2007, which information is incorporated herein by reference.

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page
(a)	1.	Consolidated Financial Statements as of December 31, 2007 and 2006 and for Each of the Three Years in the Period Ended December 31, 2007

		UniSource Energy Corporation
		Report of Independent Registered Public Accounting Firm	78
		Consolidated Statements of Income	81
		Consolidated Statements of Cash Flows	82
		Consolidated Balance Sheets	83
		Consolidated Statements of Capitalization	85
		Consolidated Statements of Changes in Stockholders’ Equity	86
		Notes to Consolidated Financial Statements	93

		Tucson Electric Power Company
		Report of Independent Registered Public Accounting Firm	79
		Consolidated Statements of Income	87
		Consolidated Statements of Cash Flows	88
		Consolidated Balance Sheets	89
		Consolidated Statements of Capitalization	91
		Consolidated Statements of Changes in Stockholders’ Equity	92
		Notes to Consolidated Financial Statements	93

	2.	Financial Statement Schedule
		Schedule II
		Valuation and Qualifying Accounts	142

	3.	Exhibits

 Reference is made to the Exhibit Index commencing on page 154.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNISOURCE ENERGY CORPORATION
Date: February 29, 2008	By: /s/	Kevin P. Larson
Kevin P. Larson Senior Vice President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 29, 2008	/s/	James S. Pignatelli*
James S. Pignatelli Chairman of the Board, President and Principal Executive Officer
Date: February 29, 2008	/s/	Kevin P. Larson
Kevin P. Larson Principal Financial Officer
Date: February 29, 2008	/s/	Karen G. Kissinger*
Karen G. Kissinger Principal Accounting Officer
Date: February 29, 2008	/s/	Lawrence J. Aldrich*
Lawrence J. Aldrich Director
Date: February 29, 2008	/s/	Barbara Baumann*
Barbara Baumann Director
Date: February 29, 2008	/s/	Larry W. Bickle*
Larry W. Bickle Director
Date: February 29, 2008	/s/	Elizabeth T. Bilby*
Elizabeth T. Bilby Director
Date: February 29, 2008	/s/	Harold W. Burlingame*
Harold W. Burlingame Director

Date: February 29, 2008	/s/	John L. Carter*
John L. Carter Director
Date: February 29, 2008	/s/	Robert A. Elliott*
Robert A. Elliott Director
Date: February 29, 2008	/s/	Daniel W.L. Fessler*
Daniel W.L. Fessler
Date: February 29, 2008	/s/	Kenneth Handy*
Kenneth Handy Director
Date: February 29, 2008	/s/	Warren Y. Jobe*
Warren Y. Jobe Director
Date: February 29, 2008	/s/	Ramiro Peru*
Ramiro Peru Director
Date: February 29, 2008	/s/	Gregory A. Pivirotto*
Gregory Pivirotto Director
Date: February 29, 2008	/s/	Joaquin Ruiz*
Joaquin Ruiz Director
Date: February 29, 2008	By: /s/	Kevin P. Larson
Kevin P. Larson As attorney-in-fact for each of the persons indicated

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
Date: February 29, 2008	By: /s/	Kevin P. Larson
Kevin P. Larson Senior Vice President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 29, 2008	/s/	James S. Pignatelli*
James S. Pignatelli Chairman of the Board, President and Principal Executive Officer
Date: February 29, 2008	/s/	Kevin P. Larson
Kevin P. Larson Principal Financial Officer
Date: February 29, 2008	/s/	Karen G. Kissinger*
Karen G. Kissinger Principal Accounting Officer
Date: February 29, 2008	/s/	Lawrence J. Aldrich*
Lawrence J. Aldrich Director
Date: February 29, 2008	/s/	Barbara Baumann*
Barbara Baumann Director
Date: February 29, 2008	/s/	Larry W. Bickle*
Larry W. Bickle Director
Date: February 29, 2008	/s/	Elizabeth T. Bilby*
Elizabeth T. Bilby Director
Date: February 29, 2008	/s/	Harold W. Burlingame*
Harold W. Burlingame Director

Date: February 29, 2008	/s/	John L. Carter*
John L. Carter Director
Date: February 29, 2008	/s/	Robert A. Elliott*
Robert A. Elliott Director
Date: February 29, 2008	/s/	Daniel W.L. Fessler*
Daniel W.L. Fessler
Date: February 29, 2008	/s/	Kenneth Handy*
Kenneth Handy Director
Date: February 29, 2008	/s/	Warren Y. Jobe*
Warren Y. Jobe Director
Date: February 29, 2008	/s/	Ramiro Peru*
Ramiro Peru Director
Date: February 29, 2008	/s/	Gregory A. Pivirotto*
Gregory Pivirotto Director
Date: February 29, 2008	/s/	Joaquin Ruiz*
Joaquin Ruiz Director
Date: February 29, 2008	By: /s/	Kevin P. Larson
Kevin P. Larson As attorney-in-fact for each of the persons indicated

EXHIBIT INDEX

*2(a)	--	Agreement and Plan of Exchange, dated as of March 20, 1995, between TEP, UniSource Energy and NCR Holding, Inc.

*3(a)	--
Restated Articles of Incorporation of TEP, filed with the ACC on August 11, 1994, as amended by Amendment to Article Fourth of our Restated Articles of Incorporation, filed with the ACC on May 17, 1996. (Form 10-K for year ended December 31, 1996, File No. 1-5924 -- Exhibit 3(a).)

3(b)	--	Bylaws of TEP, as amended April 7, 1995.

*3(c)	--	Amended and Restated Articles of Incorporation of UniSource Energy. (Form 8-A/A, dated January 30, 1998, File No. 1-13739 -- Exhibit 2(a).)

3(d)	--	Bylaws of UniSource Energy, as amended February 27, 2008.

*4(a)(1)	--
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
Supplemental Indenture No. 6 creating a series of bonds designated Second Mortgage Bonds, Collateral Series E, dated as of May 1, 2005.  (Form 10-Q for the quarter ended March 31, 2005, File Nos. 1-5924 and 1-13739 – Exhibit 4(b).)

*4(i)(8)	--
Supplemental Indenture No. 7 creating a series of bonds designated First Mortgage Bonds, Collateral Series F, dated as of December 1, 2006.  (Form 8-K dated December 22, 2006, File Nos. 1-5924 and 1-13739 – Exhibit 4.1.)

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

*4(r)(2)	--	Amendment No. 1 to Amended and Restated TEP Credit Agreement, dated September 1, 2006. (Form 10-Q for the quarter ended September 30, 2006, File No. 1-5924 – Exhibit 4.)

*4(s)(1)	--
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
Amendment No. 3 dated as of June 1, 2003, to Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with Philip Morris Capital Corporation as Owner Participant.  (Form 10-Q for the quarter ended June 30, 2003, File No. 1-5924 – Exhibit 10(a).)

*10(b)(15)	--
Amendment No. 3 dated as of June 1, 2003, to Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with IBM Credit, LLC as Owner Participant.  (Form 10-Q for the quarter ended June 30, 2003, File No. 1-5924 – Exhibit 10(b).)

*10(b)(16)	--
Amendment No. 3 dated as of June 1, 2003, to Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with Emerson Finance Co. as Owner Participant.  (Form 10-Q for the quarter ended June 30, 2003, File No. 1-5924 – Exhibit 10(c).)

*10(b)(17)	--
Amendment No. 3 dated as of June 1, 2003, to Tax Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Philip Morris Capital Corporation as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor.  (Form 10-Q for the quarter ended June 30, 2003, File No. 1-5924 – Exhibit 10(d).)

*10(b)(18)	--
Amendment No. 3 dated as of June 1, 2003, to Tax Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and IBM Credit, LLC as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor.  (Form 10-Q for the quarter ended June 30, 2003, File No. 1-5924 – Exhibit 10(e).)

*10(b)(19)	--
Amendment No. 3 dated as of June 1, 2003, to Tax Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Emerson Finance Co. as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor.  (Form 10-Q for the quarter ended June 30, 2003, File No. 1-5924 – Exhibit 10(f).)

*10(b)(20)
--    Amendment No. 4, dated as of June 1, 2006, to Lease Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Cotrustee, respectively, under a Trust Agreement with Philip Morris Capital Corporation as Owner Participant.  (Form 8-K dated June 12, 2006, File No. 1-5924 – Exhibit 10.1.)

*10(b)(21)	--
Amendment No. 4, dated as of June 1, 2006, to Lease Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Cotrustee, respectively, under a Trust Agreement with Selco Service Corporation as Owner Participant.  (Form 8-K dated June 12, 2006, File No. 1-5924 – Exhibit 10.2.)

*10(b)(22)	--
Amendment No. 4, dated as of June 1, 2006, to Lease Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Cotrustee, respectively, under a Trust Agreement with Emerson Finance LLC as Owner Participant.  (Form 8-K dated June 12, 2006, File No. 1-5924 – Exhibit 10.3.)

*10(b)(23)	--
Amendment No. 4, dated as of June 1, 2006 to Tax Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, as Lessee, and Philip Morris Capital Corporation as Owner Participant, beneficiary under a Trust Agreement, dated as of December 1, 1985, with Wilmington Trust Company   and William J. Wade, as Owner Trustee and Cotrustee, respectively, together as Lessor.  (Form 8-K dated June 12, 2006, File No. 1-5924 – Exhibit 10.4.)

*10(b)(24)	--
Amendment No. 4, dated as of June 1, 2006 to Tax Indemnity Agreement , dated as of December 1, 1985, between TEP and San Carlos, as Lessee, and Selco Service Corporation as Owner Participant, beneficiary under a Trust Agreement, dated as of December 1, 1985, with Wilmington Trust Company   and William J. Wade, as Owner Trustee and Cotrustee, respectively, together as Lessor.  (Form 8-K dated June 12, 2006, File No. 1-5924 – Exhibit 10.5.)

*10(b)(25)	--
Amendment No. 4, dated as of June 1, 2006 to Tax Indemnity Agreement , dated as of December 1, 1985, between TEP and San Carlos, as Lessee, and Emerson Finance LLC as Owner Participant, beneficiary under a Trust Agreement, dated as of December 1, 1985, with Wilmington Trust Company   and William J. Wade, as Owner Trustee and Cotrustee, respectively, together as Lessor.  (Form 8-K dated June 12, 2006, File No. 1-5924 – Exhibit 10.6.)

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

*10(f)	--	Tax Indemnity Agreements, dated as of December 15, 1992, between the various Owner Participants parties thereto and TEP, as Lessee. (Form S-1, Registration No. 33-55732 -- Exhibit 10(w).)

*10(g)	--	Restructuring Agreement, dated as of December 1, 1992, between TEP and Century Power Corporation. (Form S-1, Registration No. 33-55732 -- Exhibit 10(x).)

+*10(h)	--	1994 Omnibus Stock and Incentive Plan of UniSource Energy. (Form S-8 dated January 6, 1998, File No. 333-43767.)

+*10(i)	--	Management and Directors Deferred Compensation Plan of UniSource Energy. (Form S-8 dated January 6, 1998, File No. 333-43769.)

+*10(j)	--	TEP Supplemental Retirement Account for Classified Employees. (Form S-8 dated May 21, 1998, File No. 333-53309.)

+*10(k)	--	TEP Triple Investment Plan for Salaried Employees. (Form S-8 dated May 21, 1998, File No. 333-53333.)

+*10(l)	--	UniSource Energy Management and Directors Deferred Compensation Plan. (Form S-8 dated May 21, 1998, File No. 333-53337.)

+*10(m)	--
Officer Change in Control Agreement between TEP and Karen G. Kissinger, dated as of December 4, 1998 (including a schedule of other officers who are covered by substantially identical agreements.)  (Form 10-K for the year ended December 31, 2004, File No. 1-5924 – Exhibit 10(p))

+*10(n)	--
Notice of Termination of Change in Control Agreement from TEP to Karen G. Kissinger, dated as of March 3, 2005 (including a schedule of other officers who received substantially identical notices.)  .)  (Form 10-K for the year ended December 31, 2004, File No. 1-5924 – Exhibit 10(q))

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

*+10(q)	--	UniSource Energy 2006 Omnibus Stock and Incentive Plan (Form S-8 dated January 31, 2007. File No. 333-140353.)

+10(r)	--	Stock Option Agreement between UniSource Energy and Raymond S. Heyman dated as of September 15, 2005.

12(a)	--	Computation of Ratio of Earnings to Fixed Charges – TEP.

12(b)	--	Computation of Ratio of Earnings to Fixed Charges – UniSource Energy.

21	--	Subsidiaries of the Registrants.

23	--	Consent of Independent Registered Public Accounting Firm.

24(a)	--	Power of Attorney – UniSource Energy.

24(b)	--	Power of Attorney – TEP.

31(a)	--	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – UniSource Energy, by James S. Pignatelli.

31(b)	--	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – UniSource Energy by Kevin P. Larson.

31(c)	--	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – TEP, by James S. Pignatelli.

31(d)	--	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – TEP, by Kevin P. Larson.

**32	--	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

(*) Previously filed as indicated and incorporated herein by reference.

(+) Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by item 601(b)(10)(iii) of Regulation S-K.

** Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.