Form 10-Q
period 2008-03-31
UNISOURCE ENERGY CORP; TUCSON ELECTRIC POWER CO
filed 2008-05-12
CIK 941138, 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

At May 7, 2008, 34,422,139 shares of UniSource Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding.

At May 7, 2008, 32,139,434 shares of Tucson Electric Power Company’s common stock, no par value, were outstanding, all of which were held by UniSource Energy Corporation.

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

DEFINITIONS

The abbreviations and acronyms used in the 2008 first quarter report on Form 10-Q are defined below:

ACC	Arizona Corporation Commission.
AECC	Arizonans for Electric Choice and Competition.
AMT	Alternative Minimum Tax.
APS	Arizona Public Service.
BMGS	Black Mountain Generating Station under development by UED.
Btu	British thermal unit(s).
Capacity	The ability to produce power; the most power a unit can produce or the maximum that can be taken under a contract, measured in MWs.
Citizens	Citizens Communications Company.
Common Stock	UniSource Energy’s common stock, without par value.
Company or UniSource Energy	UniSource Energy Corporation.
Cooling Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting 75 from the average of the high and daily low temperatures.
DSM	Demand side management.
Emission Allowance(s)	An allowance issued by the Environmental Protection Agency which permits emission of one ton of sulfur dioxide or one ton of nitrogen oxide. These allowances can be bought and sold.
Energy	The amount of power produced over a given period of time measured in MWh.
ESP	Energy Service Provider.
FAS 71	Statement of Financial Accounting Standards No. 71: Accounting for The Effects of Certain Types of Regulation.
FAS 133	Statement of Financial Accounting Standards No. 133: Accounting for Derivative Instruments and Hedging Activities, as amended.
FAS 143	Statement of Financial Accounting Standards No. 143: Accounting for Asset Retirement Obligations.
FERC	Federal Energy Regulatory Commission.
Fixed CTC	Competition Transition Charge of approximately $0.009 per kWh that is included in TEP’s retail rate for the purpose of recovering TEP’s $450 million TRA by December 31, 2008.
Four Corners	Four Corners Generating Station.
Heating Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting the average of the high and low daily temperatures from 65.
ICRA	Implementation Cost Regulatory Asset.
IDBs	Industrial Development Revenue Bonds.
IRS	Internal Revenue Service.
kWh	Kilowatt-hour(s).
LIBOR	London Interbank Offered Rate.
Luna	Luna Energy Facility.
Mark-to-Market Adjustments	Forward energy sales and purchase contracts that are considered to be derivatives are adjusted monthly by recording unrealized gains and losses to reflect the market prices at the end of each month.
Millennium	Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UniSource Energy.
MMBtu	Million British Thermal Units.
MW	Megawatt(s).
MWh	Megawatt-hour(s).
Navajo	Navajo Generating Station.
PGA	Purchased Gas Adjuster, a retail rate mechanism designed to recover the cost of gas purchased for retail gas customers.
Pima Authority	The Industrial Development Authority of the County of Pima.
PPFAC	Purchased Power and Fuel Adjustment Clause.

PWMT	Pinnacle West Marketing and Trading.
REST	Renewable Energy Standard and Tariff.
RUCO	Residential Utility Consumer Office.
Rules	Retail Electric Competition Rules.
Salt River Project	A public power utility serving more than 900,000 customers in Phoenix, Arizona.
San Juan	San Juan Generating Station.
1999 Settlement Agreement	TEP’s 1999 Settlement Agreement approved by the ACC in November 1999 that provided for electric retail competition and transition asset recovery.
SO2	Sulfur dioxide.
Springerville	Springerville Generating Station.
Springerville Coal Handling Facilities Leases	Leveraged lease arrangements relating to the coal handling facilities serving Springerville.
Springerville Common Facilities	Facilities at Springerville used in common with Springerville Unit 1 and Springerville Unit 2.
Springerville Common Facilities Leases	Leveraged lease arrangements relating to an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 1	Unit 1 of the Springerville Generating Station.
Springerville Unit 1 Leases	Leveraged lease arrangement relating to Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 2	Unit 2 of the Springerville Generating Station.
Springerville Unit 3	Unit 3 of the Springerville Generating Station.
Springerville Unit 4	Unit 4 of the Springerville Generating Station.
SRP	Salt River Project Agricultural Improvement and Power District.
Sundt	H. Wilson Sundt Generating Station.
Sundt Unit 4	Unit 4 of the H. Wilson Sundt Generating Station.
TCRA	Termination Cost Regulatory Asset.
TEP	Tucson Electric Power Company, the principal subsidiary of UniSource Energy.
TEP Credit Agreement	Amended and Restated Credit Agreement between TEP and a syndicate of Banks, dated as of August 11, 2006.
TEP Letter of Credit Facility	Letter of credit facility between TEP and a syndicate of Banks, dated as of April 30, 2008.
TEP Revolving Credit Facility	Revolving credit facility under the TEP Credit Agreement.
Therm	A unit of heating value equivalent to 100,000 British thermal units (Btu).
TOU	Time of use.
TRA	Transition Recovery Asset, a $450 million regulatory asset established in TEP’s 1999 Settlement Agreement to be fully recovered by December 31, 2008.
Tri-State	Tri-State Generation and Transmission Association.
UED	UniSource Energy Development Company, a wholly-owned subsidiary of UniSource Energy, which engages in developing generation resources and other project development services and related activities.
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

We have reviewed the accompanying condensed consolidated balance sheet of UniSource Energy Corporation and its subsidiaries (the Company) as of March 31, 2008, and the related condensed consolidated statements of operations for each of the three-month periods ended March 31, 2008 and 2007, and the condensed consolidated statement of changes in stockholders' equity and comprehensive income for the three-month period ended March 31, 2008, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2008 and 2007.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, of cash flows, of capitalization, and of changes in stockholders' equity and comprehensive income for the year then ended (not presented herein), and in our report dated February 26, 2008, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
May 1, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of
Tucson Electric Power Company:

We have reviewed the accompanying condensed consolidated balance sheet of Tucson Electric Power Company and its subsidiaries (the Company) as of March 31, 2008, and the related condensed consolidated statements of operation for each of the three-month periods ended March 31, 2008 and 2007, and the condensed consolidated statement of changes in stockholder’s equity and comprehensive income for three-month period ended March 31, 2008, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2008 and 2007.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, of cash flows, of capitalization, and of changes in stockholder's equity and comprehensive income for the year then ended (not present herein), and in our report dated February 26, 2008, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
May 1, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	-Thousands of Dollars-
	(Except Per Share Amounts)
Operating Revenues
Electric Retail Sales	$197,731	$195,750
Electric Wholesale Sales	52,367	48,837
Gas Revenue	65,398	62,110
Other Revenues	14,638	11,144
Total Operating Revenues	330,134	317,841

Operating Expenses
Fuel	67,950	61,080
Purchased Energy	101,873	85,807
Other Operations and Maintenance	71,037	70,816
Depreciation and Amortization	36,154	34,466
Amortization of Transition Recovery Asset	17,250	14,986
Taxes Other Than Income Taxes	12,594	12,487
Total Operating Expenses	306,858	279,642
Operating Income	23,276	38,199

Other Income (Deductions)
Interest Income	3,165	4,558
Other Income	3,036	1,201
Other Expense	(1,128)	(637)
Total Other Income (Deductions)	5,073	5,122

Interest Expense
Long-Term Debt	17,245	17,989
Interest on Capital Leases	14,336	16,152
Other Interest Expense	1,141	1,761
Interest Capitalized	(1,548)	(1,395)
Total Interest Expense	31,174	34,507

Income (Loss) Before Income Taxes	(2,825)	8,814
Income Tax Expense (Benefit)	(210)	3,871

Net Income (Loss)	$(2,615)	$4,943

Weighted-average Shares of Common Stock Outstanding (000)	35,559	35,422

Basic Earnings (Loss) per Share	$(0.07)	$0.14

Diluted Earnings (Loss) per Share	$(0.07)	$0.14

Dividends Declared per Share	$0.240	$0.225

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
	-Thousands of Dollars-
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$230,195	$228,431
Cash Receipts from Electric Wholesale Sales	78,889	95,079
Cash Receipts from Gas Sales	75,021	74,131
Cash Receipts from Operating Springerville Unit 3	13,490	9,904
Sale of Excess Emission Allowances	-	2,050
Interest Received	8,657	8,930
Income Tax Refunds Received	6,566	1,016
Other Cash Receipts	4,147	2,574
Purchased Energy Costs Paid	(140,713)	(132,549)
Fuel Costs Paid	(59,226)	(61,829)
Payment of Other Operations and Maintenance Costs	(42,544)	(35,698)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(26,591)	(25,432)
Wages Paid, Net of Amounts Capitalized	(34,265)	(34,683)
Interest Paid, Net of Amounts Capitalized	(23,450)	(25,368)
Capital Lease Interest Paid	(26,667)	(32,504)
Income Taxes Paid	(7,400)	(7,476)
Performance Deposits Payments	-	(500)
Excess Tax Benefit from Stock Option Exercises	(135)	(325)
Other Cash Payments	(1,378)	(1,007)
Net Cash Flows - Operating Activities	54,596	64,744

Cash Flows from Investing Activities
Capital Expenditures	(90,261)	(50,195)
Proceeds from Investment in Lease Debt and Equity	11,333	11,206
Other Proceeds from Investing Activities	821	10
Investments in Equity Investees	(66)	(66)
Other Payments for Investing Activities	(612)	(2,352)
Net Cash Flows - Investing Activities	(78,785)	(41,397)

Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facilities	117,000	91,000
Proceeds from Issuance of Long-Term Debt	90,745	-
Proceeds from Stock Options Exercised	758	495
Excess Tax Benefit from Stock Option Exercises	135	325
Other Proceeds from Financing Activities	3,208	2,396
Repayments of Borrowings Under Revolving Credit Facilities	(109,000)	(60,000)
Payments of Capital Lease Obligations	(62,153)	(55,869)
Common Stock Dividends Paid	(8,497)	(7,933)
Repayment of Long-Term Debt	(1,500)	(1,500)
Payment of Debt Issue/Retirement Costs	(832)	(114)
Other Payments for Financing Activities	(784)	(2,060)
Net Cash Flows - Financing Activities	29,080	(33,260)

Net Increase (Decrease) in Cash and Cash Equivalents	4,891	(9,913)
Cash and Cash Equivalents, Beginning of Year	90,373	104,241
Cash and Cash Equivalents, End of Year	$95,264	$94,328

See Note 13 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS	- Thousands of Dollars -
Utility Plant
Plant in Service	$3,595,287	$3,565,735
Utility Plant under Capital Leases	702,337	702,337
Construction Work in Progress	234,440	195,105
Total Utility Plant	4,532,064	4,463,177
Less Accumulated Depreciation and Amortization	(1,561,675)	(1,534,424)
Less Accumulated Amortization of Capital Lease Assets	(527,836)	(521,458)
Total Utility Plant - Net	2,442,553	2,407,295

Investments and Other Property
Investments in Lease Debt and Equity	140,972	152,544
Other	67,477	70,677
Total Investments and Other Property	208,449	223,221

Current Assets
Cash and Cash Equivalents	95,264	90,373
Trade Accounts Receivable	110,462	114,201
Unbilled Accounts Receivable	44,479	62,101
Allowance for Doubtful Accounts	(18,738)	(18,446)
Materials and Fuel Inventory	82,947	82,433
Energy Contracts - Derivative Assets	30,319	5,489
Income Taxes Receivable	25,856	-
Regulatory Assets - Other	9,680	10,262
Deferred Income Taxes - Current	35,186	60,055
Interest Receivable - Current	4,176	9,450
Other	16,703	14,322
Total Current Assets	436,334	430,240

Regulatory and Other Assets
Transition Recovery Regulatory Asset	6,695	23,944
Regulatory Asset - Income Taxes Recoverable Through Future Revenues	29,040	30,009
Regulatory Assets - Other	36,548	37,313
Energy Contracts - Derivative Assets	12,601	8,339
Other Assets	25,260	25,355
Total Regulatory and Other Assets	110,144	124,960

Total Assets	$3,197,480	$3,185,716

See Notes to Condensed Consolidated Financial Statements.

(Consolidated Balance Sheets Continued)

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
CAPITALIZATION AND OTHER LIABILITIES	- Thousands of Dollars -
Capitalization
Common Stock Equity	$685,735	$690,075
Capital Lease Obligations - Net of Current Obligations	514,387	530,973
Long-Term Debt - Net of Current Maturities	1,101,115	993,870
Total Capitalization	2,301,237	2,214,918

Current Liabilities
Current Obligations under Capital Leases	20,758	58,599
Borrowing under Revolving Credit Facilities	-	10,000
Current Maturities of Long-Term Debt	204,300	204,300
Accounts Payable	97,229	122,687
Income Taxes Payable	-	156
Interest Accrued	19,491	48,091
Energy Contracts - Derivative Instruments	8,706	3,193
Accrued Taxes Other than Income Taxes	47,474	36,775
Accrued Employee Expenses	18,051	24,585
Customer Deposits	21,517	21,425
Regulatory Liabilities - Derivatives	15,689	3,410
Regulatory Liabilities - Over Recovered Purchased Gas Cost	6,153	13,084
Regulatory Liabilities - Other	160	26
Other	1,694	1,350
Total Current Liabilities	461,222	547,681

Deferred Credits and Other Liabilities
Deferred Income Taxes - Noncurrent	152,489	149,730
Regulatory Liability - Net Cost of Removal for Interim Retirements	108,899	106,695
Regulatory Liabilities - Derivatives	9,038	6,426
Regulatory Liabilities - Other	9,852	9,295
Pension and Other Post-Retirement Benefits	76,919	76,407
Customer Advances for Construction	31,032	28,798
Energy Contracts - Derivative Instruments	6,027	4,930
Other	40,765	40,836
Total Deferred Credits and Other Liabilities	435,021	423,117

Commitments and Contingencies (Note 7)

Total Capitalization and Other Liabilities	$3,197,480	$3,185,716

See Notes to Condensed Consolidated Financial Statements.

(Consolidated Balance Sheets Concluded)

UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

				Accumulated
	Common			Other	Total
	Shares	Common	Accumulated	Comprehensive	Stockholders'
	Outstanding*	Stock	Deficit	Loss	Equity
	(Unaudited)
	-Thousands of Dollars-

Balances at December 31, 2007	35,315	$702,368	$(628)	$(11,665)	$690,075

Impact of Change in Pension Plan Measurement Date			(603)		(603)

Comprehensive Income:
2008 Year-to-Date Net Loss			(2,615)		(2,615)

Unrealized Gain on Cash Flow Hedges (net of $3,628 income taxes)				5,533	5,533

Reclassification of Unrealized Losses on Cash Flow Hedges to Net Income (net of $103 income taxes)				157	157

Employee Benefit Obligations Amortization of net actuarial loss and prior service credit included in net periodic benefit cost (net of $30 income taxes)				(45)	(45)

Total Comprehensive Income					3,030

Dividends Declared			(8,497)		(8,497)
Shares Issued under Stock Compensation Plans	22				-
Shares Issued for Stock Options	44	758			758
Tax Benefit Realized from Stock Options Exercised	-	135			135
Other	-	837			837

Balances at March 31, 2008	35,381	$704,098	$(12,343)	$(6,020)	$685,735

* UniSource Energy has 75 million authorized shares of Common Stock.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	-Thousands of Dollars-
Operating Revenues
Electric Retail Sales	$161,252	$159,952
Electric Wholesale Sales	52,313	49,467
Other Revenues	15,037	10,210
Total Operating Revenues	228,602	219,629

Operating Expenses
Fuel	67,950	61,080
Purchased Power	32,221	17,855
Other Operations and Maintenance	60,623	59,130
Depreciation and Amortization	31,290	29,062
Amortization of Transition Recovery Asset	17,250	14,986
Taxes Other Than Income Taxes	10,549	10,417
Total Operating Expenses	219,883	192,530
Operating Income	8,719	27,099

Other Income (Deductions)
Interest Income	2,788	3,779
Other Income	2,298	686
Other Expense	(1,013)	(406)
Total Other Income (Deductions)	4,073	4,059

Interest Expense
Long-Term Debt	11,712	12,439
Interest on Capital Leases	14,329	16,146
Other Interest Expense	1,005	1,559
Interest Capitalized	(1,056)	(875)
Total Interest Expense	25,990	29,269

Income (Loss) Before Income Taxes	(13,198)	1,889
Income Tax Expense (Benefit)	(4,336)	1,068

Net Income (Loss)	$(8,862)	$821

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
	-Thousands of Dollars-
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$187,776	$188,194
Cash Receipts from Electric Wholesale Sales	78,889	95,079
Cash Receipts from Operating Springerville Unit 3	13,490	9,904
Interest Received	8,035	8,153
Income Tax Refunds Received	6,140	-
Reimbursement of Affiliate Charges	5,480	-
Other Cash Receipts	1,814	2,051
Sale of Excess Emission Allowances	-	2,050
Fuel Costs Paid	(59,226)	(61,829)
Purchased Power Costs Paid	(58,217)	(59,164)
Payment of Other Operations and Maintenance Costs	(41,043)	(32,362)
Capital Lease Interest Paid	(26,659)	(32,498)
Wages Paid, Net of Amounts Capitalized	(28,482)	(28,450)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(17,474)	(16,568)
Interest Paid, Net of Amounts Capitalized	(14,149)	(15,735)
Income Taxes Paid	-	(8,375)
Other Cash Payments	(853)	(728)
Net Cash Flows - Operating Activities	55,521	49,722

Cash Flows from Investing Activities
Capital Expenditures	(73,700)	(34,499)
Proceeds from Investments in Lease Debt and Equity	11,333	11,206
Other Proceeds from Investing Activities	5	-
Other Payments for Investing Activities	(612)	(2,304)
Net Cash Flows - Investing Activities	(62,974)	(25,597)

Cash Flows from Financing Activities
Proceeds from Issuance of Long-Term Debt	90,745	-
Proceeds from Borrowings Under Revolving Credit Facility	90,000	85,000
Repayments of Borrowings Under Revolving Credit Facility	(100,000)	(40,000)
Payments of Capital Lease Obligations	(62,137)	(55,854)
Other Proceeds from Financing Activities	254	764
Payment of Debt Issue Costs	(816)	-
Other Payments for Financing Activities	(178)	(404)
Net Cash Flows - Financing Activities	17,868	(10,494)

Net Increase in Cash and Cash Equivalents	10,415	13,631
Cash and Cash Equivalents, Beginning of Year	26,610	19,711
Cash and Cash Equivalents, End of Year	$37,025	$33,342

See Note 13 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS	- Thousands of Dollars -
Utility Plant
Plant in Service	$3,164,560	$3,143,823
Utility Plant under Capital Leases	701,631	701,631
Construction Work in Progress	154,457	123,833
Total Utility Plant	4,020,648	3,969,287
Less Accumulated Depreciation and Amortization	(1,513,370)	(1,490,724)
Less Accumulated Amortization of Capital Lease Assets	(527,412)	(521,057)
Total Utility Plant - Net	1,979,866	1,957,506

Investments and Other Property
Investments in Lease Debt and Equity	140,972	152,544
Other	32,423	35,460
Total Investments and Other Property	173,395	188,004

Current Assets
Cash and Cash Equivalents	37,025	26,610
Trade Accounts Receivable	83,791	90,747
Unbilled Accounts Receivable	27,833	35,941
Allowance for Doubtful Accounts	(16,513)	(16,538)
Intercompany Accounts Receivable	8,323	8,740
Materials and Fuel Inventory	73,420	72,732
Income Taxes Receivable	29,958	8,070
Current Regulatory Assets	9,680	9,554
Deferred Income Taxes - Current	34,543	59,157
Interest Receivable - Current	4,117	9,383
Energy Contracts - Derivative Assets	13,078	2,036
Other	15,192	13,062
Total Current Assets	320,447	319,494

Regulatory and Other Assets
Transition Recovery Regulatory Asset	6,695	23,945
Regulatory Asset - Income Taxes Recoverable Through Future Revenues	29,040	30,009
Regulatory Assets - Other	33,634	34,123
Energy Contracts - Derivative Assets	2,349	492
Other Assets	19,573	19,463
Total Regulatory and Other Assets	91,291	108,032

Total Assets	$2,564,999	$2,573,036

See Notes to Condensed Consolidated Financial Statements.

(Consolidated Balance Sheets Continued)

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
CAPITALIZATION AND OTHER LIABILITIES	- Thousands of Dollars -
Capitalization
Common Stock Equity	$572,591	$577,349
Capital Lease Obligations - Net of Current Obligations	514,160	530,714
Long-Term Debt - Net of Current Maturities	773,615	682,870
Total Capitalization	1,860,366	1,790,933

Current Liabilities
Current Obligations under Capital Leases	20,661	58,502
Current Maturities of Long-Term Debt	138,300	138,300
Borrowing Under Revolving Credit Facility	-	10,000
Accounts Payable	66,778	87,599
Intercompany Accounts Payable	5,134	4,512
Interest Accrued	17,400	41,394
Accrued Taxes Other than Income Taxes	37,371	28,690
Accrued Employee Expenses	16,172	22,557
Energy Contracts - Derivative Liabilities	8,330	2,460
Other	16,097	15,533
Total Current Liabilities	326,243	409,547

Deferred Credits and Other Liabilities
Deferred Income Taxes - Noncurrent	165,313	163,834
Regulatory Liability - Net Cost of Removal for Interim Retirements	88,928	87,311
Pension and Other Post-Retirement Benefits	73,318	72,755
Energy Contracts - Derivative Liabilities	5,398	3,278
Other	45,433	45,378
Total Deferred Credits and Other Liabilities	378,390	372,556

Commitments and Contingencies (Note 7)

Total Capitalization and Other Liabilities	$2,564,999	$2,573,036

See Notes to Condensed Consolidated Financial Statements.

(Consolidated Balance Sheets Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME

				Accumulated
		Capital		Other	Total
	Common	Stock	Accumulated	Comprehensive	Stockholder's
	Stock	Expense	Deficit	Loss	Equity
	(Unaudited)
	- Thousands of Dollars -

Balances at December 31, 2007	$813,971	$(6,357)	$(218,488)	$(11,777)	$577,349

Impact of Change in Pension Plan Measurement Date			(526)		(526)

Comprehensive Income:
2008 Year-to-Date Net Loss			(8,862)	-	(8,862)

Unrealized Gain on Cash Flow Hedges (net of $2,928 income taxes)				4,466	4,466

Reclassification of Unrealized Losses on Cash Flow Hedges to Net Income (net of $137 income taxes)				209	209

Employee Benefit Obligations Amortization of net actuarial loss and prior service credit included in net periodic benefit costs (net of $30 income taxes)				(45)	(45)

Total Comprehensive Loss					(4,232)

Balances at March 31, 2008	$813,971	$(6,357)	$(227,876)	$(7,147)	$572,591

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

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

TEP, a regulated public utility, is UniSource Energy’s largest operating subsidiary and represented approximately 80% of UniSource Energy’s assets as of March 31, 2008.  TEP generates, transmits and distributes electricity to approximately 398,000 retail electric customers in a 1,155 square mile area in Southern Arizona.  TEP also sells electricity to other utilities and power marketing entities primarily located in the Western U.S.  In addition, TEP operates Springerville Unit 3 on behalf of Tri-State Generation and Transmission Association, Inc. (Tri-State).

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

UED is developing the Black Mountain Generating Station (BMGS), a 90 MW gas turbine project in Northern Arizona that, subject to FERC approval, is expected to provide energy to UNS Electric.

References to “we” and “our” are to UniSource Energy and its subsidiaries, collectively.

The accompanying quarterly financial statements of UniSource Energy and TEP are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented.  These financial statements are presented in accordance with the Securities and Exchange Commission’s (SEC) interim reporting requirements which do not include all the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for audited annual financial statements.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include disclosures required by GAAP for audited annual financial statements.  This quarterly report should be reviewed in conjunction with UniSource Energy and TEP’s 2007 Annual Report on Form 10-K.

Weather, among other factors, causes seasonal fluctuations in TEP, UNS Gas and UNS Electric’s sales; therefore, quarterly results are not indicative of annual operating results.  To be comparable with the 2008 presentation, UNS and TEP reclassified in the prior year financial statements less than $0.5 million, from Other Income to Interest Income.  This reclassification had no effect on Net Income.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

The conditions a regulated company must satisfy to apply the accounting policies and practices of FAS 71 include:

•	an independent regulator sets rates;
•	the regulator sets the rates to recover the specific costs of providing service; and
•	the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

TEP 1999 Settlement Agreement

In 1999, the ACC approved the Rules for the introduction of retail electric competition in Arizona, as well as the 1999 Settlement Agreement between TEP and certain customer groups related to the implementation of retail electric competition in Arizona.

The Rules and the 1999 Settlement Agreement established:

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

We believe that the 1999 Settlement Agreement provides that the price TEP charges its retail customers for generation be market-based and its retail customers should begin paying the market rate for generation services beginning on January 1, 2009.  However, the company is in the process of a rate proceeding to determine customer rates in 2009.  See 2008 Proposed Settlement Agreement discussed below.

Upon approval of the 1999 Settlement Agreement, which introduced electric retail competition in Arizona, TEP discontinued regulatory accounting under FAS 71 for its generation operations.  TEP continues to apply FAS 71 to its transmission and distribution operations.

In June 2004, as required by the 1999 Settlement Agreement, TEP filed general rate case information with the ACC.  While TEP’s filing did not propose any change in retail rates, the filing, with a test year ended December 31, 2003, showed that TEP was experiencing a revenue deficiency of $111 million, reflecting the need for an increase in retail rates of 16%.

TEP Rate Proposal Filing

In April 2006, the ACC ordered that a procedure be established to allow for a review of:

•	the 1999 Settlement Agreement and its effect on how TEP’s rates for generation services will be determined after December 31, 2008;
•	TEP’s proposed amendments to the 1999 Settlement Agreement; and
•	Demand-Side Management (DSM), Renewable Energy Standards Tariffs (REST), and Time of Use Tariffs (TOU).

In July 2007, as required by the ACC, TEP filed the following rate proposal methodologies to establish new retail rates for TEP beginning in January 2009:

(1)
Market-based generation and cost of service for transmission and distribution, showing a revenue deficiency of $172 million, reflecting an overall increase of approximately 22% over current retail rates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

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

2008 Proposed Settlement Agreement

TEP and ACC Staff have agreed in principle to the major terms of a settlement in the TEP rate proceeding.  TEP and the ACC Staff will commence the process of preparing a definitive settlement agreement, which is expected to be filed with the ACC.  There can be no assurance that a definitive settlement agreement will be reached or whether other participants in the rate proceeding will support the proposed settlement.  The proposed rates will be more fully developed in connection with the preparation of a definitive settlement agreement and may vary from those described below. A settlement agreement would also be subject to a hearing before the administrative law judge and approval by the ACC.

As currently contemplated, the settlement would provide for a cost of service rate methodology for TEP’s generation assets; a base rate increase of 6% over TEP’s current retail rates; the fuel rate included in base rates would be 2.9 cents per kilowatt-hour (kWh); a PPFAC effective January 1, 2009; a base rate moratorium through January 1, 2013; and a waiver of any claims under the 1999 Settlement Agreement.

The settlement contemplates that the ACC would establish the date that the base rate increase would go into effect.

TEP cannot predict the outcome of the rate case proceeding.

As the 2008 proposed settlement agreement provides for a cost of service methodology, TEP is analyzing the implications of potentially reapplying FAS 71 for its generation operations.

Renewable Energy Standard and Tariff (REST)

In April 2008, the ACC approved a REST plan for TEP.  As a result, TEP will collect $14 million from customers annually, beginning June 1, 2008.  The funds received from customers under the REST plan will be recognized as revenue in the income statement, and will be used to offset the incremental cost of renewable power generated or purchased by TEP, and the program administrative and marketing costs.  The REST program will not impact TEP’s net income.

Future Implications of Discontinuing Application of FAS 71

TEP continues to apply FAS 71 to its regulated operations, which include the transmission and distribution portions of its business.  TEP regularly assesses whether it can continue to apply FAS 71 to these operations.  If TEP stopped applying FAS 71 to its remaining regulated operations, it would write-off the related balances of its regulatory assets as an expense and recognize its regulatory liabilities as income on its income statement.  Based on the regulatory asset balances, net of regulatory liabilities, at March 31, 2008, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary after-tax gain of approximately $6 million.  While regulatory orders and market conditions may affect cash flows, TEP’s cash flows would not be affected if we stopped applying FAS 71.

Transition Recovery Asset

TEP will amortize the remaining Transition Recovery Asset balance as costs are recovered through rates until TEP has recovered $450 million of transition costs.  At March 31, 2008 and December 31, 2007, the Transition Recovery balance was $7 million and $24 million, respectively.  It is expected that by May 31, 2008, the TRA will be fully amortized and have no further impact on net income.

In May 2007, the ACC ordered that TEP’s current Standard Offer rates shall remain at their current level, including continued collection of the Fixed Competition Transition Charge (Fixed CTC) ($0.009 per kWh), until the effective date of a final order in the TEP rate proposal proceeding.  The incremental income collected as a result of retaining the true-up revenue after it would otherwise terminate (CTC True-Up Revenue) shall accrue interest and shall be recorded as deferred revenue.  The treatment of the deferred revenue will be determined when the TEP rate case is finalized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

The 2008 proposed settlement agreement does not address the amount or the treatment of any CTC True-Up Revenues, but would provide, to the extent the ACC determines that the true-up revenues are to be credited to customers, that TEP will credit up to $32.5 million of true-up revenues to customers through the PPFAC.

UNS GAS RATES AND REGULATION

2008 General Rate Case Filing

In February 2008, UNS Gas filed a general rate case with the ACC, (on a cost of service basis), requesting a total increase of 7% to cover a revenue deficiency of $10 million.

In March 2008, ACC Staff informed UNS Gas that the historical test year used in its general rate case filing did not meet ACC requirements and, as a result, the filing by UNS Gas was deficient.  UNS Gas is seeking resolution of this issue, but can not predict when or if the ACC will reconsider its position.

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

(1)
The PGA factor, computed monthly, is a calculation of the twelve-month rolling weighted average gas cost, and automatically adjusts monthly, subject to limitations on how much the price per therm may change in a twelve month period.  Effective December 2007, the ACC increased the annual cap on the maximum increase in the PGA factor from $0.10 per therm to $0.15 per therm in a twelve month period.

(2)
At any time UNS Gas’ PGA bank balance is under-recovered, UNS Gas may request a PGA surcharge with the goal of collecting the amount deferred from customers over a period deemed appropriate by the ACC.  When the PGA bank balance reaches an over-collected balance of $10 million on a billed basis, UNS Gas is required to request a PGA surcredit with the goal of returning the over-collected balance to customers over a period deemed appropriate by the ACC.  Prior to December 2007, the designated under-or over-recovery trigger points were $6.2 million and $4.5 million, respectively.

The PGA surcharge in 2007 was $0.05 cents per therm through April 2007.  In September 2007, the ACC approved a $0.04 cent per therm PGA credit, effective October 2007 through April 2008.

Based on current projections of gas prices, UNS Gas believes that the surcredit amount will still allow it to timely recover its gas costs.   However, changes in the market price for gas, sales volumes and surcharge amount could significantly change the PGA bank balance in the future.

At March 31, 2008, UNS Gas had over recovered its costs by $6 million on an accrual (GAAP) basis of which $1 million was on a billed basis.  At December 31, 2007, UNS Gas had over recovered its costs by $13 million on an accrual (GAAP) basis of which $3 million was on a billed basis.  The balance is shown on the balance sheet as Regulatory Liabilities - Over Recovered Purchased Gas Costs.

Future Implications of Discontinuing Application of FAS 71

UNS Gas regularly assesses whether it can continue to apply FAS 71 to its regulated operations.  If UNS Gas stopped applying FAS 71, UNS Gas would write-off the related balance of its regulatory assets as an expense and write-off its regulatory liabilities as income on its income statement.  Based on the regulatory asset and liability balances, if UNS Gas had stopped applying FAS 71, UNS Gas would have recorded an extraordinary after-tax gain of $14 million at March 31, 2008.  Discontinuing application of FAS 71 would not affect UNS Gas’ cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

UNS ELECTRIC RATES AND REGULATION

General Rate Case Filing

In December 2006, UNS Electric filed a general rate case (on a cost of service basis) with the ACC requesting a rate increase of 5.5% to cover a base rate revenue deficiency of $9 million.  The increase is necessary due to the growth in UNS Electric’s service territory and related increases in capital expenditures and operating costs.

UNS Electric requested that a new PPFAC mechanism take effect when the current power supply agreement with PWMT expires in May 2008.

UNS Electric has also requested, as part of its rate case, that the ACC approve the transfer of the 90 MW BMGS from UED to UNS Electric.  Because BMGS was not in service during the test year of UNS Electric’s rate case, the Administrative Law Judge (ALJ) recommended against this rate treatment.  As a contingency plan, in the event that the ACC doesn’t approve the request, UED and UNS Electric have entered into a Power Purchase and Sales Agreement (PPA) pursuant to which UED would sell all the output of BMGS to UNS Electric over a five-year term.  The PPA, which is subject to FERC approval, is a tolling arrangement in which UNS Electric takes operational control of BMGS and assumes all risk of operation and maintenance costs, including fuel.  Under the terms of the PPA, UNS Electric would pay UED $0.9 million per month as a capacity charge.  See Note 7.

On April 24, 2008, the ALJ presiding over UNS Electric’s rate case proceeding issued a recommended opinion and order, in which the ACC authorized UNS Electric to defer the costs associated with the PPA until they are addressed as part of UNS Electric’s pending general rate case.  The ALJ has recommended that UNS Electric’s costs under the PPA be recovered through UNS Electric’s PPFAC.  UNS Electric expects FERC to issue an order in May 2008.

The ALJ recommended a revenue increase of $4 million compared with UNS Electric’s request of $9 million.  The recommendation also included a 9% return on an original rate base cost of $131 million.  UNS Electric had requested a 9.9% return on an original rate base cost of $141 million.  The ALJ recommendation denied UNS Electric’s request to include BMGS in rate base.

The ALJ recommended that the new UNS Electric’s rates take effect June 1, 2008 and the ACC is expected to consider the ALJ’s recommendation and issue a final order in May 2008.

UNS Electric has deferred $0.6 million of rate case preparation costs as a regulatory asset on its balance sheet.  As part of the UNS Electric rate case opinion, the ALJ recommended recovery of only $0.3 million for rate case costs.  UNS Electric is contesting the disallowance of the costs and believes the $0.6 million is probable of recovery.  However, should the final ACC order provide for recovery of less than $0.6 million, UNS Electric would immediately expense the difference between the $0.6 million recorded and the recoverable amount.

Energy Cost Adjustment Mechanism

UNS Electric’s retail rates include a PPFAC, which allows for a separate surcharge or surcredit to the base rate for delivered purchased power to collect or return under- or over-recovery of costs.  The ACC approved a PPFAC surcharge of $0.01825 per kWh to recover transmission costs and the cost of the current full-requirements power supply agreement with PWMT.

As part of the general rate case filing, UNS Electric requested and the ALJ recommended that a new PPFAC mechanism take effect beginning June 1, 2008, immediately following the expiration of the current power supply agreement with PWMT, that would utilize a forward looking projection of gas and purchased power costs.

At March 31, 2008, UNS Electric had over recovered its purchased power by $10 million on an accrual (GAAP) basis of which $6 million was on a billed basis.  At December 31, 2007, UNS Electric had over recovered its purchased power by $9 million on an accrual (GAAP) basis of which $4 million was on a billed basis. The PPFAC balance is shown on the balance sheet as Regulatory Liabilities - Other.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

Renewable Energy Standard and Tariff (REST)

In April 2008, the ACC approved a REST plan for UNS Electric.  As a result, UNS Electric will collect $3 million from customers annually, beginning June 1, 2008.  The funds received from customers under the REST plan which will be recognized as revenue in the income statement and will be used to offset the incremental cost of renewable power generated or purchased by UNS Electric and the program administrative and marketing costs.  The REST program will not impact UNS Electric’s net income.

Future Implications of Discontinuing Application of FAS 71

UNS Electric regularly assesses whether it can continue to apply FAS 71 to its regulated operations.  If UNS Electric stopped applying FAS 71, it would write-off the related balances of their regulatory assets as an expense and would write-off its regulatory liabilities as income on their income statement.  Based on the regulatory asset and liability balances, if UNS Electric had stopped applying FAS 71, it would have recorded an extraordinary after-tax gain of $21 million at March 31, 2008.  Discontinuing application of FAS 71 would not affect UNS Electric’s cash flows.

NOTE 3.  DEBT AND CREDIT FACILITIES

TEP Letter of Credit Facility

On April 30, 2008, TEP entered into a three-year $133 million letter of credit facility.  The TEP Letter of Credit Facility will support up to $130 million of variable rate tax-exempt bonds that TEP expects to issue in June or July of 2008.  As of May 9, 2008, the letter of credit under the TEP Letter of Credit Facility was not issued.

Interest rates and fees under the TEP Letter of Credit Facility are based on a pricing grid tied to TEP’s credit ratings.  Letter of credit fees are 0.75% per annum during the first two years and 0.875% in the third year.  TEP will also pay a commitment fee of 0.11% per annum during the first two years.

The TEP Letter of Credit Facility restricts additional indebtedness, liens, sale of assets and sale-leaseback agreements.  The TEP Letter of Credit Facility also requires TEP to meet a minimum cash coverage ratio and a maximum leverage ratio.  If TEP complies with the terms of the TEP Letter of Credit Facility, it may pay dividends to UniSource Energy.

If an event of default occurs, the TEP Credit Agreement may become immediately due and payable.  An event of default includes failure to make required payments under the TEP Credit Agreement; change in control, as defined; failure of TEP or certain subsidiaries to make payments or default on debt greater than $20 million; or certain bankruptcy events at TEP or certain subsidiaries.

TEP Long Term Debt

In March 2008, The Industrial Development Authority of Pima County issued for the benefit of TEP approximately $91 million, of its 2008 Series A tax-exempt, unsecured, unsubordinated 6.375% bonds, (2008 Pima A Bonds) due September 2029.  The proceeds were used to redeem a corresponding principal amount of bonds previously issued by the Pima Authority for TEP’s benefit which TEP repurchased in 2005.  TEP did not cancel the repurchased bonds, which remained outstanding under their respective indentures but were not reflected as debt on the balance sheet.  As holder of the repurchased bonds, TEP received the payment of the redemption price.

TEP used the redemption proceeds to repay $75 million in revolving loans outstanding under its revolving credit facility.  The remaining proceeds will be used, in May 2008, to redeem $10 million of the $138 million, 7.5% Collateral Trust Bonds due August 2008.  TEP capitalized $1 million of costs related to the issuance of the 2008 Pima A Bonds and will amortize these costs through August 2029, the term of the bonds.

Interest on the 2008 Pima A Bonds is payable semi-annually, commencing on September 1, 2008.

Beginning on March 1, 2013, TEP will have the option to redeem the 2008 Pima A Bonds, in whole or in part, for cash, at a price equal to 100% of the principal amount, plus accrued interest.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

TEP CREDIT AGREEMENT

At March 31, 2008, TEP had no borrowings outstanding and  $5 million in letters of credit issued under its revolving credit agreement.  As of December 31, 2007, TEP had no borrowings outstanding and $10 million in letters of credit outstanding under its revolving credit facility.

UNS GAS/UNS ELECTRIC REVOLVING CREDIT AGREEMENT

The borrowings under the UNS Gas/UNS Electric Revolver were as follows:

	UNS Gas	UNS Electric	UNS Gas	UNS Electric
	March 31, 2008		December 31, 2007
	-Millions of Dollars-
Balance on the Revolver	$-	$30	$-	$26
Outstanding Letters of Credit	$-	$-	$10	$-

At March 31, 2008 and December 31, 2007, UNS Electric’s borrowings under the UNS Gas/UNS Electric Revolver were excluded from Current Liabilities and presented as Long-Term Debt, as UNS Electric has the ability and the intent to have outstanding borrowings under the UNS Gas/UNS Electric Revolver respective revolving credit facilities for the next twelve months.

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

Reconciling adjustments consist of the elimination of the following intercompany activity and balances:

•	Intercompany activity between UniSource Energy and UED.
•
SES, a Millennium subsidiary, recorded revenue from transactions with TEP, UNS Electric and UNS Gas of $4 million for the three months ended March 31, 2008 and $4 million for the three months ended March 31, 2007.  The related expense is reported in Other Operations and Maintenance expense on the consolidated income statement.  Millennium’s revenue and the related expense are eliminated in UniSource Energy consolidation.

•
TEP recorded revenue from providing support services to UNS Gas and UNS Electric of $2 million for the three months ended March 31, 2008 and $1 million for the three months ended March 31, 2007.  UNS Gas’ and UNS Electric’s related expense is reported in Other Operations and Maintenance expense on the consolidated income statement.  TEP’s revenue and the related expenses in UNS Gas and UNS Electric are eliminated in UniSource Energy consolidation.

•	Other significant reconciling adjustments include the elimination of investments in subsidiaries held by UniSource Energy and reclassifications of deferred tax assets and liabilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

We disclose selected financial data for our reportable segments in the following table:

	Reportable Segments					UniSource
	TEP	UNS Gas	UNS Electric	Other	Reconciling Adjustments	Energy Consolidated
Income Statement	-Millions of Dollars-
Three months ended March 31, 2008:
Operating Revenues - External	$227	$66	$37	$-	$-	$330
Operating Revenues - Intersegment	2	-	-	4	(6)	-
Income (Loss) Before Income Taxes	(13)	10	1	(1)	-	(3)
Net Income (Loss)	$(9)	$6	$1	$(1)	$-	$(3)

Three months ended March 31, 2007:
Operating Revenues - External	$219	$63	$36	$-	$-	$318
Operating Revenues - Intersegment	1	-	-	4	(5)	-
Income (Loss) Before Income Taxes	2	8	1	(2)	-	9
Net Income (Loss)	$1	$5	$-	$(1)	$-	$5

Balance Sheet
Total Assets, March 31, 2008	$2,565	$272	$241	$1,087	$(968)	$3,197
Total Assets, December 31, 2007	$2,573	$276	$226	$1,077	$(966)	$3,186

NOTE 5.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND TRADING ACTIVITIES

FUEL AND POWER TRANSACTIONS

TEP, UNS Gas and UNS Electric enter into forward contracts to purchase or sell a specified amount of capacity or energy at a specified price over a given period of time, within established limits to take advantage of favorable market opportunities and reduce exposure to energy price risk.  TEP, UNS Gas and UNS Electric have natural gas supply agreements under which each company purchases all of its gas requirements at spot market prices.  In an effort to minimize price risk on these purchases, TEP, UNS Gas and UNS Electric enter into gas price swap agreements under which they purchase gas at fixed prices and simultaneously sell gas at spot market prices.

On the date the company enters into a derivative contract, we apply one of the following accounting treatments:

•
Cash Flow Hedges are used by TEP and UNS Gas to hedge the changes in cash flows that are to be received or paid in connection with gas swap agreements and forward power sales.  These contracts hedge the cash flow risk associated with TEP’s summer load requirements and its forecasted excess generation and UNS Gas’ winter load requirement.  The effective portion of the changes in the market prices of cash flow hedges are recorded as unrealized gains and losses in Other Comprehensive Income (OCI) and the ineffective portion is recognized in earnings.

•	Mark-to-Market transactions include:

o
TEP non-trading hedges, such as forward power purchase contracts indexed to gas that did not qualify for cash flow hedge accounting treatment or did not qualify for normal scope exception.  Unrealized gains and losses resulting from changes in the market prices of non-trading hedges are recorded on the same line in the income statement as the hedged transaction.

o
TEP trading derivatives which are forward power purchase and sale contracts entered into to reduce our exposure to energy and commodity prices.  Unrealized gains and losses resulting from changes in the market prices of trading derivatives are recorded in the income statement in Electric Wholesale Sales.

o
UNS Electric derivatives such as forward power purchases and gas swaps.  In December 2006, UNS Electric received authorization from the ACC to defer the unrealized gains and losses on the balance sheet as a regulatory asset or a regulatory liability rather than as a component of OCI or in the income statement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

These mark-to-market contracts are subject to specified risk parameters established and monitored by UniSource Energy’s Risk Management Committee.

•
Normal Purchase and Sale transactions are derivative contracts entered into by TEP, UNS Gas and UNS Electric to support the current load forecast and entered into with a counterparty with load serving requirements or generating capacity.  These contracts are not required to be marked-to-market and are accounted for on an accrual basis.

The net unrealized gains and losses on derivative activities reported in Other Comprehensive Income were as follows:

	UniSource Energy		TEP
	Three Months		Three Months
	Ended March 31,		Ended March 31,
Cash Flow Hedges - Activity	2008	2007	2008	2007
	-Millions of Dollars-
Unrealized Gains (Losses) recorded to OCI
Forward Power Sales	$(2)	$(1)	$(2)	$(1)
Gas Price Swaps	13	4	11	4
Interest Rate Swap	(2)	-	(2)	-
Total Pre-Tax Unrealized Gain (Loss)	$9	$3	$7	$3

After-Tax Unrealized Gain (Loss) Recorded in OCI	$6	$2	$4	$2

Unrealized (Gain) Loss Reclassified to Net Income	$-	$(2)	$-	$(2)

TEP and UNS Gas concluded, following an assessment at the inception of a hedge transaction and on an ongoing basis that its derivatives, designated as cash flow hedges, have been highly effective in offsetting changes in the cash flows of hedged items and that those derivatives are expected to remain highly effective in future periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

The net unrealized gains and losses from Mark-to-Market derivative activities were as follows:

	UniSource Energy		TEP
	Three Months		Three Months
Mark-to-Market Transactions – Unrealized Gain (Loss)	Ended March 31,		Ended March 31,
Recorded in Earnings	2008	2007	2008	2007
	-Millions of Dollars-
Recorded in Wholesale Sales:
Forward Power Sales	$(5)	$(9)	$(5)	$(9)
Forward Power Purchases	4	8	4	8
Forward Power Purchases Recorded in Purchased Energy	(3)	-	(3)	-
Forward Gas Price Swaps Recorded in Fuel	1	-	1	-
Total Pre-Tax Unrealized Gain (Loss)	$(3)	$(1)	$(3)	$(1)

	UniSource Energy		TEP
	Three Months		Three Months
Mark-to-Market Transactions – Increase (Decrease)	Ended March 31,		Ended March 31,
Recorded in Regulatory Accounts on the Balance Sheet	2008	2007	2008	2007
	-Millions of Dollars-
Recorded in Current Regulatory Assets – Derivatives:
Gas Swaps	$1	$-	$-	$-
Recorded in Current Regulatory Liabilities – Derivatives:
Gas Swaps	2	-	-	-
Power Purchases	10	-	-	-
Recorded in Other Regulatory Liabilities – Derivatives:
Gas Swaps	1	-	-	-
Power Purchases	2	1	-	-
Total Increase (Decrease)	$16	$1	$-	$-

The settlement of forward power purchase and sales contracts that do not result in physical delivery are recorded net as a component of Electric Wholesale Sales in TEP’s income statement.  During the three months ended March 31, 2008, $18 million in sales were netted against $19 million in purchases.  During the three months ended March 31, 2007, $44 million in sales were netted against $43 million in purchases.

The fair value of UniSource Energy’s fuel and power related derivative assets and liabilities were as follows:

	March 31, 2008		December 31, 2007
	Mark-to-Market Contracts	Cash Flow Hedges	Mark-to-Market Contracts	Cash Flow Hedges
	- Millions of Dollars -
Derivative Assets – Current	$21	$9	$4	$1
Derivative Liabilities – Current	(8)	(1)	(2)	(2)
Net Current Derivative Assets	$13	$8	$2	$(1)

Derivative Assets – Noncurrent	$10	$3	$8	$-
Derivative Liabilities – Noncurrent	(1)	(5)	(2)	(3)
Net Noncurrent Derivative Assets (Liabilities)	$9	$(2)	$6	$(3)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

The fair value of TEP’s fuel and power related derivative assets and liabilities were as follows:

	March 31, 2008		December 31, 2007
	Mark-to-Market Contracts	Cash Flow Hedges	Mark-to-Market Contracts	Cash Flow Hedges
	- Millions of Dollars -
Derivative Assets – Current	$5	$8	$1	$1
Derivative Liabilities – Current	(7)	(1)	(1)	(2)
Net Current Derivative Assets	$(2)	$7	$-	$(1)

Derivative Assets – Noncurrent	$-	$2	$-	$-
Derivative Liabilities – Noncurrent	-	(5)	-	(3)
Net Noncurrent Derivative Assets (Liabilities)	$-	$(3)	$-	$(3)

At March 31, 2008, TEP, UNS Electric and UNS Gas had contracts that will settle through the second quarter of 2011, the fourth quarter of 2013, and the first quarter of 2011, respectively.  Amounts presented as Cash Flow Hedges, Derivative Assets – Current and Derivative Liabilities – Current, are expected to be reclassified into earnings within the next twelve months.

MEG TRADING TRANSACTIONS

MEG settled all of its outstanding positions in December 2007 and has discontinued operations.  MEG had no losses from trading activities for the three months ended March 31, 2008.  MEG had a net loss from trading activities of less than $0.5 million for the three months ended March 31, 2007.

NOTE 6.  INCOME TAXES

The differences between the income tax expense (benefit) and the amount obtained by multiplying pre-tax income (loss)  by the U.S. statutory federal income tax rate of 35% are as follows:

	UniSource Energy		TEP
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
		-Thousands of Dollars -
Federal Income Tax Expense (Benefit) at Statutory Rate	$(989)	$3,085	$(4,619)	$661
State Income Tax Expense (Benefit), Net of Federal Deduction	(130)	407	(607)	87
Depreciation Differences (Flow Through Basis)	585	632	585	632
Tax Credits	(137)	(139)	(137)	(139)
Other	461	(114)	442	(173)
Total Federal and State Income Tax Expense (Benefit)	$(210)	$3,871	$(4,336)	$1,068

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

For the three months ended March 31, 2008, UniSource Energy and TEP recorded a $0.4 million decrease to unrecognized benefits taken in a prior period of which $0.2 million was a result of a lapse of the applicable statute of limitations, no increases or decreases in unrecognized tax benefits as a result of tax positions taken during the current period, and no decrease in unrecognized tax benefits relating to settlements with taxing authorities.

For the three months ended March 31, 2007, UniSource Energy and TEP recorded a $0.2 million decrease to unrecognized tax benefits taken in a prior period, no increases or decreases in unrecognized tax benefits as a result of tax positions taken during the current period, no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and no reductions in unrecognized tax benefits as a result of a lapse of the applicable statue of limitations.

It is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.  The potential estimated decrease in the next 12 months is $4 million due to the closing of a statute.  This change will have no income statement impact to UniSource Energy or TEP.  Tax years 2004 through 2007 are open under Federal statutes and tax years 2002 through 2007 are open under Arizona and New Mexico statutes.

Other Tax Matters

On its 2002 tax return, TEP filed for an automatic change in accounting method relating to the capitalization of indirect costs to the production of electricity and self-constructed assets.  We also used the new accounting method on the 2003 and 2004 returns for TEP, UNS Gas and UNS Electric.

In 2005, the Internal Revenue Service issued a ruling limiting the ability of electric and gas utilities to use the new accounting method.  As a result, TEP, UNS Gas and UNS Electric amended their 2002, 2003 and 2004 federal and state tax returns to remove the benefit previously claimed using the accounting method and remitted tax and interest of $31 million, $1 million and $0.3 million, respectively, to the IRS and state tax authorities.  Based on settlement guidelines relating to the accounting method that were issued by the IRS in March 2007, TEP, UNS Gas and UNS Electric have settled this issue with the IRS.  In December 2007, TEP recorded the effect of the settlement by recognizing $2 million of interest income. For the quarter ended March 31, 2008, TEP recorded additional interest income of $0.2 million. TEP received an $8 million refund of taxes and interest in April 2008.  TEP anticipates receiving an additional $5 million of taxes and interest during 2008.  The refunds have no income statement impact to UniSource Energy or TEP.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

TEP COMMITMENTS

In March and April 2008, TEP entered into additional power supply agreements for the periods June through September 2008 and 2009.  These contracts are indexed to natural gas prices.  TEP estimates its minimum payments under these contracts to be $58 million in 2008 and $9 million in 2009.

In March 2008, TEP entered into a five year gas transportation agreement with El Paso Natural Gas.  TEP estimates its minimum payments under this contract to be $3 million in each of 2008 and 2009, $4 million in each of 2010 through 2012, and less than $1 million in 2013.

In 2008, TEP entered into additional forward gas purchase agreements through April 2011.  TEP estimates its minimum payments for these forward purchases to be $13 million in 2008 and $1 million in each of 2009 and 2010.

UNS ELECTRIC COMMITMENTS

In 2008, UNS Electric entered into forward gas purchase agreements through February 2011.  UNS Electric estimates its minimum payments for these forward purchases to be less than $1 million in each of 2008 through 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

UNS Electric entered into a Power Purchase and Sales Agreement (PPA) with UED through May 2013 which is subject to FERC approval.  UNS Electric estimates, to the extent that the agreement becomes effective, its minimum payments under this agreement to be $6 million in 2008, $10 million annually from 2009 to 2012 and $4 million in 2013.  See Note 2.

In 2006 and 2007, UNS Electric entered into various power supply agreements for periods of one to five years beginning in June 2008.  Certain of these contracts are at a fixed price per MW and others are indexed to natural gas prices.  UNS Electric estimates its future minimum payments under these contracts to be $64 million in 2008, $72 million in 2009, $39 million in 2010, $15 million in 2011, $9 million in 2012, and $9 million thereafter based on natural gas prices at March 31, 2008.

UNS GAS COMMITMENTS

In March and April 2008, UNS Gas entered into forward gas purchase agreements through April 2011.  UNS Gas estimates it minimum payments for these forward purchases to be $2 million in 2008, $4 million in 2009, and $1 million in each of 2010 and 2011.

TEP CONTINGENCIES

Regional Haze

The EPA's regional haze rules require emission controls known as Best Available Retrofit Technology (BART) for industrial facilities emitting air pollutants that reduce visibility.  The operators of the Four Corners, Navajo, and San Juan generating stations submitted BART analyses in 2007 and early 2008.  PNM, operator of San Juan, believes the controls being installed at San Juan as a result of the 2005 settlement agreement between PNM, environmental activist groups, and the New Mexico Environment Department constitute BART and did not recommend installation of any additional pollution control equipment.  The operators of the Four Corners and Navajo generating stations recommended installing certain additional pollution control equipment in their respective BART analyses.  The level and cost of pollution control required, if any, will not be known until the plans are approved by the regulatory agencies.  If required, controls would need to be in place by 2013 or later.

Claims Related to San Juan Coal Company

San Juan Coal Company, the coal supplier to San Juan, through leases with the federal government and the State of New Mexico, owns coal interests with respect to an underground mine.  Certain gas producers have oil and gas leases with the federal government, the State of New Mexico and private parties in the area of the underground mine.  These gas producers allege that San Juan Coal Company’s underground coal mining operations have or will interfere with their gas production and will reduce the amount of natural gas that they would otherwise be entitled to recover.  San Juan Coal Company has compensated certain gas producers for any remaining gas production from a well when it was determined that mining activity was close enough to warrant shutting down the well.  These settlements, however, do not resolve all potential claims by gas producers in the underground mine area.  TEP cannot estimate the impact of any future claims by these gas producers on the cost of coal at San Juan.

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

Environmental Reclamation at Remote Generating Stations

TEP currently pays on-going reclamation costs related to the coal mines which supply the remote generating stations, and it is probable that TEP will have to pay a portion of final reclamation costs upon mine closure.  When a reasonable estimate of final reclamation costs is available, the liability is recognized as a cost of coal over the remaining term of the corresponding coal supply agreement.  At March 31, 2008, TEP has recorded a liability of $5 million based on our $13 million obligation at the expiration dates of the coal supply agreements in 2011 through 2017.  At December 31, 2007, TEP had recorded a liability of $4 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

Amounts recorded for final reclamation are subject to various assumptions, such as estimating the costs of reclamation, when final reclamation will occur, and the credit-adjusted risk-free interest rate to be used to discount future liabilities.  As these assumptions change, TEP will prospectively adjust the expense amounts for final reclamation over the remaining coal supply agreement term.  TEP does not believe that recognition of its final reclamation obligations will be material to TEP in any single year because recognition occurs over the remaining terms of its coal supply agreements.

TEP Wholesale Accounts Receivable and Allowances

TEP’s Accounts Receivable from Electric Wholesale Sales includes $16 million of receivables at March 31, 2008 and December 31, 2007 related to sales to the California Power Exchange (CPX) and the California Independent System Operator (CISO) in 2001 and 2000.  TEP’s Allowance for Doubtful Accounts on the balance sheet includes $13 million at March 31, 2008 and December 31, 2007 related to these sales.  There are several outstanding legal issues, complaints and lawsuits concerning the California energy crisis related to the FERC, wholesale power suppliers, Southern California Edison Company, Pacific Gas and Electric Company, the CPX and the CISO.  We cannot predict the outcome of these issues or lawsuits.  We believe, however, that TEP is adequately reserved for its transactions with the CPX and the CISO.

GUARANTEES AND INDEMNITIES

In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries.  We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis.  The most significant of these guarantees are:

•	UES’ guarantee of senior unsecured notes issued in 2003 by UNS Gas ($100 million) and UNS Electric ($60 million),
•	UES’ guarantee of a $60 million unsecured revolving credit agreement for UNS Gas and UNS Electric, and
•	UniSource Energy’s guarantee of approximately $2 million in building lease payments for UNS Gas.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

The ACC allows TEP, UNS Gas and UNS Electric to recover postretirement costs through rates only as benefit payments are made to or on behalf of retirees.  The postretirement benefits are currently funded entirely on a pay-as-you-go basis.  Under current accounting guidance, TEP, UNS Gas and UNS Electric cannot record a regulatory asset for the excess of expense calculated per FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, over actual benefit payments.

COMPONENTS OF NET PERIODIC BENEFIT COST

The components of UniSource Energy’s net periodic benefit costs are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
		-Millions of Dollars -
Components of Net Periodic Benefit Cost
Service Cost	$2	$2	$-	$-
Interest Cost	4	3	1	1
Expected Return on Plan Assets	(4)	(4)	-	-
Recognized Actuarial Loss	-	1	-	-
Net Periodic Benefit Cost	$2	$2	$1	$1

The table above includes pension benefit costs of less than $0.4 million and other postretirement benefit costs of less than $0.1 million for UNS Gas and UNS Electric.

On January 1, 2008, UniSource Energy and TEP adopted the measurement date provisions of FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FAS Statements No.87, 88, 106, and 132(R).”  The measurement date provisions require plan assets and obligations to be measured as of the employer’s balance sheet date.  UniSource Energy and TEP previously measured its other postretirement benefit obligations as of December 1 each year.  As a result of the adoption of the measurement date provisions, UniSource Energy and TEP recorded an increase of $0.6 million and $0.5 million, respectively to their postretirement benefit liability, and a corresponding increase to accumulated deficit, representing the net periodic benefit cost for the period between the measurement date utilized in 2007 and the beginning of 2008.  The adoption of the measurement provisions of FAS 158 had no effect on UniSource Energy's or TEP’s income statements.

NOTE 9.  SHARE-BASED COMPENSATION PLANS

Under the 2006 Omnibus Stock and Incentive Plan, the Compensation Committee of the UniSource Energy Board of Directors may issue various types of share-based compensation, including stock options, restricted shares/units, and performance shares.  The total number of shares which may be awarded under the Plan cannot exceed 2.25 million shares.  As of March 31, 2008, the total number of shares awarded under the 2006 Omnibus Stock and Incentive Plan was 0.8 million shares.

STOCK OPTIONS

On February 27, 2008, the Compensation Committee of the UniSource Energy Board of Directors granted 303,550 stock options to officers with an exercise price of $26.18.  In March 2007, the Compensation Committee granted 184,260 stock options to officers with an exercise price of $37.88.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited awards granted to retirement eligible officers, compensation expense is recorded immediately.  Certain stock option awards accrue dividend equivalents that are paid in cash on the earlier of the date of exercise of the underlying option or the date the option expires.  Compensation expense is recognized as dividends are paid.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the assumptions noted in the following table.  The expected term of the stock options granted in February 2008 was estimated using historical exercise data.  The expected term of all other options granted in prior years was estimated using a “simplified” method which considers the 3 year vesting period and the contractual term.  The risk-free rate is based on the rate available on a U.S. Treasury Strip with a maturity equal to the expected term of the option at the time of the grant.  Expected volatility was based on historical volatility for UniSource Energy’s stock for the past 6 years, the expected term.  The expected dividend yield on a share of stock was calculated using the historical dividend yield with the implicit assumption that current dividend yields will continue in the future.

	2008 Grant	2007 Grant

Expected term (years)	6	6
Risk-free rate	3.1%	4.4%
Expected volatility	18.8%	20.2%
Expected dividend yield	2.8%	2.4%
Weighted-average grant-date fair value of options granted	$4.23	$8.13

A summary of stock option activity follows:

	Three Months Ended March 31, 2008
	Total Stock Options Outstanding		Non-Vested Stock Options
		Weighted		Weighted
		Average		Average
		Exercise		Grant Date
(Shares in Thousands)	Shares	Price	Shares	Value
Options Outstanding, December 31, 2007	1,451	$21.21	312	$7.83
Granted	304	$26.18	304	$4.23
Exercised or Vested	(44)	$17.14	(61)	$8.13
Options Outstanding, March 31, 2008	1,711	$22.20	555	$5.82
Options Exercisable, March 31, 2008	1,156	$18.52

Aggregate Intrinsic Value of Options Exercised ($000’s)	$353

At March 31, 2008 ($000s)
Aggregate Intrinsic Value for Options Outstanding	$6,063
Aggregate Intrinsic Value for Options Exercisable	$6,063
Weighted Average Remaining Contractual Life	5.3 years
Weighted Average Remaining Contractual Life of Exercisable Shares	3.5 years

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

Exercise prices for stock options outstanding and exercisable as of March 31, 2008 are summarized as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares (000s)	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares (000s)	Weighted- Average Exercise Price
$11.00 - $15.56	472	1.8 years	$14.27	472	$14.27
$17.44 - $18.84	541	3.7 years	$18.02	541	$18.02
$26.18 - $37.88	698	8.8 years	$30.80	144	$34.38

RESTRICTED STOCK UNITS AND PERFORMANCE SHARES

Restricted Stock Units

In February 2008, the Compensation Committee of the UniSource Energy Board of Directors granted 3,130 stock units at a weighted average fair value of $28.75 per share to non-employee directors.  The restricted stock units vest in one year or immediately upon death, disability, or retirement.  In the January following the year the person is no longer a Director, Common Stock shares will be issued for the vested stock units.  There were no restricted stock unit awards granted during the three months ended March 31, 2007.

Performance Share Awards

On February 27, 2008, the Compensation Committee of the UniSource Energy Board of Directors granted 49,120 performance share awards (targeted shares) to Officers at a grant date fair value of $17.10 per share.  The performance share awards will be paid out in shares of UniSource Energy common stock based on UniSource Energy’s performance over the performance period of January 1, 2008 through December 31, 2010.  The performance criteria specified in the awards is determined based on targeted UniSource Energy Total Shareholder Return (TSR) during the performance period.  The performance shares vest ratably over the performance period and any unearned awards are forfeited.  Compensation expense equal to the fair value on the grant date is recognized over the vesting period if it is probable that the performance criteria will be met.

On March 20, 2007, the Compensation Committee of the UniSource Energy Board of Directors granted 37,270 performance share awards (targeted shares) to certain officers at a grant date fair value of $35.56 per share (market price of $37.88 less the present value of expected dividends of $2.32).  The performance share awards will be paid out in shares of UniSource Energy Common Stock based on UniSource Energy’s earnings per share and cash flow performance over the performance period of January 1, 2007 through December 31, 2009.

SHARE-BASED COMPENSATION EXPENSE

UniSource Energy and TEP recorded compensation expense of $1 million for the three months ended March 31, 2008 and 2007.  We did not capitalize any share-based compensation costs.

At March 31, 2008, the total unrecognized compensation cost related to non-vested share-based compensation was $1 million which will be recorded as compensation expense over the remaining vesting periods through March 2010.  The total number of shares awarded but not yet issued, including target performance based shares, under the share-based compensation plans at March 31, 2008 was 1.9 million.

NOTE 10.  FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with the option of measuring certain financial assets and liabilities and other items at fair value with changes in fair value recognized in earnings as those changes occur.  We have not elected fair value accounting for any of our eligible financial instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

Effective January 1, 2008, we adopted FAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  As defined in FAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability between market participants at the measurement date (exit price).  FAS 157 clarifies that the exchange price is the price in the principal market in which the reporting entity would transact for the asset or liability.  With limited exceptions, the provisions of FAS 157 are applied prospectively.  There was no transition adjustment as a result of adopting FAS 157.

As permitted by FSP FAS 157-2 we have elected to defer the adoption of the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities, such as asset retirement obligations, until January 1, 2009.

In accordance with FAS 157, we have categorized our financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy defined by FAS 157 are as follows:

Level 1.
Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market (examples include active exchange-traded equity securities, listed derivatives).

Level 2.
Financial assets and liabilities whose values are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate bonds, which trade infrequently), pricing models whose inputs are observable for substantially the full term of the asset or liabilities (examples include most non-exchange-traded derivatives, including interest rate swaps), and pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

Level 3.
Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include long-dated or complex derivatives including certain long dated options on gas and power).

The following tables set forth, by level within the fair value hierarchy, UniSource Energy and TEP’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008.  As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	UniSource Energy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	March 31, 2008
	- Millions of Dollars -
Energy Contracts (1)	$-	$16	$17	$33
Cash Collateral (2)	-	1	-	1
Investments (3)	-	13	-	13
Deferred Compensation	-	(5)	-	(5)
Interest Rate Swap	-	(5)	-	(5)
Total	$-	$20	$17	$37

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

	TEP
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	March 31, 2008
	- Millions of Dollars -
Energy Contracts (1)	$-	$11	$(4)	$7
Cash Collateral (2)	-	1	-	1
Investments (3)	-	13	-	13
Deferred Compensation	-	(5)	-	(5)
Interest Rate Swap	-	(5)	-	(5)
Total	$-	$15	$(4)	$11

(1) Energy Contracts include forward power purchase and sales contracts, gas swap agreements and forward power purchase contracts indexed to gas, entered into to take advantage of favorable market conditions and reduce exposure to energy price risk.
(2) Cash Collateral relates to the payment of cash as collateral against the fair value of TEP’s trading derivatives.
(3) Investments are amounts held in trust to fund deferred compensation and Supplemental Executive Retirement Plan benefits.

TEP, UNS Gas and UNS Electric primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information.  Where observable inputs are available for substantially the full terms of the asset or liability, such as gas swap derivatives valued using quoted gas prices, the instrument is categorized in Level 2.  Derivatives valued using an aggregate pricing service or published prices that represent a consensus reporting of multiple brokers are categorized in Level 3.  In addition, complex or structured transactions can introduce the need for internally-developed model inputs that might not be observable in or corroborated by the market. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3.

TEP, UNS Gas and UNS Electric’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The following tables set forth a reconciliation of changes in the fair value of net trading derivatives classified as Level 3 in the fair value hierarchy:

	UniSource Energy
	- Millions of Dollars -
	Income Statement			Balance Sheet		Total
	Wholesale Sales	Fuel	Purchased Energy	OCI	Net Regulatory Liabilities
Balance as of January 1, 2008	$-	$-	$-	$-	$10	$10
Gains and (Losses) (realized/unrealized)	-	-	(3)	(1)	11	7
Purchases, Issuances, and Settlements	-	-	-	-	-	-
Balance as of March 31, 2008	$-	$-	$(3)	$(1)	$21	$17

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

	TEP
	- Millions of Dollars -
	Income Statement			Balance Sheet		Total
	Wholesale Sales	Fuel	Purchased Energy	OCI	Net Regulatory Liabilities
Balance as of January 1, 2008	$-	$-	$-	$-	$-	$-
Gains and (Losses) (realized/unrealized)	-	-	(3)	(1)	-	(4)
Purchases, Issuances, and Settlements	-	-	-	-	-	-
Balance as of March 31, 2008	$-	$-	$(3)	$(1)	$-	$(4)

All of the gains and losses disclosed in the Level 3 tables above are attributable to the change in fair value of Level 3 derivatives assets and liabilities held at the reporting date.

There were no transfers in or out of Level 3 derivatives.

NOTE 11.  UNISOURCE ENERGY EARNINGS (LOSS)  PER SHARE (EPS)

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

The following table shows the effects of potential dilutive common stock on the weighted average number of shares:

	Three Months Ended
	March 31,
	2008	2007
	- In Thousands -
Numerator:
Net Income (Loss)	$(2,615)	$4,943
Income from Assumed Conversion of Convertible Senior Notes	-	-
Adjusted Numerator	$(2,615)	$4,943

Denominator:
Weighted-average Shares of Common Stock Outstanding:
Common Shares Issued	35,354	35,213
Fully Vested Deferred Stock Units	205	209
Total Weighted-average Shares of Common Stock Outstanding-Basic	35,559	35,422
Effect of Dilutive Securities:
Convertible Senior Notes	-	-
Options and Stock Issuable Under Employee Benefit Plans and the Directors’ Plans	-	607
Total Shares - Diluted	35,559	36,029

Stock options to purchase 395,000 and 25,000 shares of Common Stock were outstanding during the three months ended March 31, 2008 and 2007, respectively, but were not included in the computation of diluted EPS because the stock option’s exercise price was greater than the average market price of the Common Stock.  Additionally, for the three months ended March 31, 2008, 4 million potentially dilutive shares from the conversion of convertible senior notes, 0.5 million of options and stock issuable under employee benefit plans and the director plans and after-tax interest expense of $1 million were not included in the computation of diluted EPS because to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited do so would be anti-dilutive.  For the three months ended March 31, 2007, 4 million potentially dilutive shares from the conversion of convertible senior notes and after-tax interest expense of $1 million were excluded from the computation of diluted EPS because to do so would be anti-dilutive.

NOTE 12.  NEW ACCOUNTING PRONOUNCEMENTS

The FASB recently issued the following Statements of Financial Accounting Standards (FAS):

•
FAS 161, Disclosures About Derivative Instruments and Hedging Activities an amendment to FAS 133, Accounting for Derivative Instruments and Hedging Activities, issued March 2008, requires enhanced disclosures about an entity’s derivative and hedging activity. The standard requires that the objectives for using derivative instruments be disclosed in terms of underlying risk so that the reader understands the purpose of derivative use in terms of the risks that the entity is intending to manage.  The standard also requires disclosure of the location in the financial statements of derivative balances as well as the location of gains and losses incurred during the reporting period.  The standard will be applicable for fiscal years or interim periods beginning on or after November 15, 2008, with early adoption encouraged.  The company is assessing the impact of this standard.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

NOTE 13.  SUPPLEMENTAL CASH FLOW INFORMATION

A reconciliation of Net Income (Loss) to Net Cash Flows - Operating Activities follows:

	UniSource Energy
	Three Months Ended
	March 31,
	2008	2007
	-Thousands of Dollars-

Net Income (Loss)	$(2,615)	$4,943
Adjustments to Reconcile Net Income (Loss) To Net Cash Flows
Depreciation and Amortization Expense	36,154	34,466
Depreciation and Amortization Recorded to Fuel and Other O&M Expense	1,660	1,874
Amortization of Transition Recovery Asset	17,250	14,986
Mark-to-Market Transactions	3,427	945
Net Unrealized Loss on MEG Trading Activities	-	2,135
Amortization of Deferred Debt-Related Costs included in Interest Expense	949	980
Provision for Bad Debts	809	827
Deferred Income Taxes	25,292	26,328
Pension and Postretirement Expense	2,998	3,611
Pension and Postretirement Funding	(3,273)	(767)
Stock Based Compensation Expense	1,143	967
Excess Tax Benefit from Stock Option Exercises	(135)	(325)
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	20,844	28,575
Materials and Fuel Inventory	(514)	(3,060)
Over/Under Recovered Purchased Gas Cost	(6,931)	(108)
Accounts Payable	(7,027)	(5,578)
Interest Accrued	(20,858)	(25,562)
Income Tax Receivable/Payable	(26,012)	(29,285)
Taxes Other Than Income Taxes	10,699	11,520
Other	736	(2,728)
Net Cash Flows – Operating Activities	$54,596	$64,744

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded) - Unaudited

	TEP
	Three Months Ended
	March 31,
	2008	2007
	-Thousands of Dollars-

Net Income (Loss)	$(8,862)	$821
Adjustments to Reconcile Net Income (Loss) To Net Cash Flows

Depreciation and Amortization Expense	31,290	29,062
Depreciation and Amortization Recorded to Fuel and Other O&M Expense	1,287	1,519
Amortization of Transition Recovery Asset	17,250	14,986
Mark-to-Market Transactions	3,427	945
Amortization of Deferred Debt-Related Costs included in Interest Expense	670	662
Provision for Bad Debts	391	444
Deferred Income Taxes	24,371	24,838
Pension and Postretirement Expense	2,601	3,171
Pension and Postretirement Funding	(2,844)	(727)
Stock Based Compensation Expense	882	753
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	14,648	18,573
Materials and Fuel Inventory	(688)	(3,805)
Accounts Payable	(141)	(728)
Interest Accrued	(16,252)	(20,994)
Income Tax Receivable/Payable	(21,888)	(32,005)
Taxes Other Than Income Taxes	8,681	9,598
Other	698	2,609
Net Cash Flows – Operating Activities	$55,521	$49,722

NOTE 14.  REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The UniSource Energy and TEP condensed consolidated financial statements as of March 31, 2008, and for the three months ended March 31, 2008, and 2007, have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their reports (dated May 1, 2008) are included on pages 1 and 2.  The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their reports on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for their reports on the unaudited financial information because neither of those reports is a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UniSource Energy and its three primary business segments and includes the following:

•	outlook and strategies,
•	operating results during the first quarter ended March 31, 2008 compared with the same period in 2007,
•	factors which affect our results and outlook,
•	liquidity, capital needs, capital resources, and contractual obligations,
•	dividends, and
•	critical accounting estimates.

Management’s Discussion and Analysis should be read in conjunction with UniSource Energy and TEP’s 2007 Annual Report on Form 10-K and with the Comparative Condensed Consolidated Financial Statements, beginning on page 3, which present the results of operations for the three months ended March 31, 2008 and 2007.  Management’s Discussion and Analysis explains the differences between periods for specific line items of the Comparative Condensed Consolidated Financial Statements.

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

Millennium has existing investments in unregulated businesses that represent 3% of UniSource Energy’s total assets as of March 31, 2008; no new investments are planned at Millennium.  UED facilitated the expansion of the Springerville Generating Station and is currently developing the Black Mountain Generating Station (BMGS), a gas turbine project in Northern Arizona that, subject to approval, is expected to provide energy to UNS Electric.

OUTLOOK AND STRATEGIES

Our financial prospects and outlook for the next few years will be affected by many competitive, regulatory and economic factors.  Our plans and strategies include the following:

•
Obtain ACC approval of a rate increase for TEP, effective on or before January 1, 2009, that resolves the uncertainty surrounding TEP’s rates for generation service after 2008, while providing adequate revenues to cover the rising cost of serving TEP’s customers and preserving TEP’s benefits under the 1999 Settlement Agreement;

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

•
Expand UNS Electric’s portfolio of generating and purchased power resources to substitute for the May 31, 2008 expiration of the full requirements contract with Pinnacle West Marketing and Trading (PWMT) and to meet growing retail energy demand;

•	Enhance the value of existing generation assets by working with SRP to support the construction of Springerville Unit 4;

•	Enhance the value of TEP’s transmission system while continuing to provide reliable access to generation for TEP and UNS Electric’s retail customers and market access for all generating assets;

•	Continue to develop synergies between UNS Gas, UNS Electric and TEP;

•	Improve UniSource Energy’s and TEP’s ratio of common equity to total capitalization; and

•	Promote economic development in our service territories.

To accomplish our goals, during 2008 we expect to spend the following amounts on capital expenditures:

	Actual Year-to-Date March 31, 2008	Estimate Full Year 2008
	-Millions of Dollars-
TEP	$74	$317
UNS Gas	4	26
UNS Electric	8	36
Other (1)	4	20
UniSource Energy Consolidated	$90	$399

(1) Represents capital expenditures by UED related to the construction of the 90 MW BMGS  in Kingman, Arizona, in
   UNS Electric’s service area.  The project is expected to be completed in 2008.

RESULTS OF OPERATIONS

Executive Overview

UniSource Energy reported a net loss of $3 million in the first quarter of 2008 compared with net income $5 million in the first quarter of 2007.

First Quarter of 2008 Compared with the First Quarter of 2007

The decrease in UniSource Energy’s net income in the first three months of 2008 is due primarily to higher purchased power expenses and an increase in coal-related fuel expense.   Planned and unplanned outages at TEP’s coal-fired generating plants and higher wholesale energy prices lead to higher replacement power costs.  In addition, coal-related fuel expense was $6 million higher than last year due to higher commodity prices and increased output from TEP's higher cost plants, despite a slight decline in generating output.  See Tucson Electric Power Company, Results of Operations, below, and Tucson Electric Power Company, Liquidity and Capital Resources, Financing Activities, below.

CONTRIBUTION BY BUSINESS SEGMENT

The table below shows the contributions to our consolidated after-tax earnings by our three business segments, as well as Other net income (loss).

	Three Months Ended March 31,
	2008	2007
	-Millions of Dollars-
TEP	$ (9)	$ 1
UNS Gas	6	5
UNS Electric	1	-
Other (1)	(1)	(1)
Consolidated Net (Loss) Income	$ (3)	$ 5

(1) Includes: UniSource Energy parent company expenses; UniSource Energy parent company interest expense (net of tax) on the UniSource Convertible Senior Notes and on the UniSource Credit Agreement; and income and losses from Millennium investments.

LIQUIDITY AND CAPITAL RESOURCES

UniSource Energy Consolidated Cash Flows

Three Months Ended March 31,	2008	2007
	-Millions of Dollars-
Cash provided by (used in):
Operating Activities	$ 55	$ 65
Investing Activities	(79)	(41)
Financing Activities	29	(33)

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

Balances as of May 7, 2008	Cash and Cash Equivalents	Borrowings under Revolving Credit Facility (1)	Amount Available under Revolving Credit Facility
	-Millions of Dollars-
UniSource Energy stand-alone	$ 2	$ 39	$ 31
TEP	23	5	145
UNS Gas	20	-	45(2)
UNS Electric	5	30	15(2)
Other	32(3)	-	-
Total	$ 82

(1) Includes LOCs issued under Revolving Credit Facilities

(2) Either UNS Gas or UNS Electric may borrow up to a maximum of $45 million, but the total combined amount borrowed cannot exceed $60 million.

(3) Includes cash and cash equivalents at Millennium.

Executive Overview

Operating Activities

In the first three months of 2008, net cash flows from operating activities were $10 million lower than the same period in 2007.  The decrease is due primarily to higher fuel and purchased power costs at TEP.

Investing Activities

Net cash used for investing activities was $37 million higher in the first three months of 2008 compared with the same period in 2007, due to an increase in capital expenditures.  Capital expenditures were higher in the first three months of 2008 due primarily to higher levels of utility system growth and maintenance.

Financing Activities

Net cash flows from financing activities were $62 million higher in the first three months of 2008 compared with the same period in 2007.  In March 2008, The Industrial Development Authority of Pima County issued, for the benefit of TEP, approximately $91 million of tax-exempt industrial development revenue bonds (IDBs).  This increase in cash flows was offset by higher scheduled payments on capital lease obligations by TEP and lower net borrowings on revolving credit facilities.

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

In August 2008, TEP and UNS Electric will have long-term maturities of $138 million and $60 million, respectively.  Both companies expect to refinance the maturing debt with new debt issuances prior to August 2008.

For more information concerning liquidity and capital resources, see Tucson Electric Power Company, Liquidity and Capital Resources, below, UNS Gas, Liquidity and Capital Resources, UNS Electric, Liquidity and Capital Resources, and Other Non-Reportable Segments, Liquidity and Capital Resources, below.

UniSource Energy Credit Agreement

The UniSource Credit Agreement consists of a $30 million amortizing term loan facility and a $70 million revolving credit facility and matures in 2011.  At March 31, 2008, there was $20 million outstanding under the term loan facility and $34 million outstanding under the revolving credit facility at a weighted average interest rate of 3.99%.

Convertible Senior Notes

UniSource Energy has outstanding $150 million of 4.50% Convertible Senior Notes due 2035.  Each $1,000 of Convertible Senior Notes is convertible into 26.6667 shares of our Common Stock at any time, representing a conversion price of approximately $37.50 per share of our Common Stock, subject to adjustment in certain circumstances.  The closing price of UniSource Energy’s Common Stock was $30.26 on May 7, 2008.

Guarantees and Indemnities

In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries.  We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis.  The most significant of these guarantees at March 31, 2008 were:

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

Contractual Obligations

There have been no significant changes in our contractual obligations or other commercial commitments from those reported in our 2007 Annual Report on Form 10-K, other than:

•
In March and April 2008, TEP entered into additional power supply agreements for the periods June through September 2008 and 2009.  Some of these contracts are indexed to natural gas prices.  TEP estimates its minimum payments under these contracts to be $58 million in 2008 and $9 million in 2009 based on natural gas prices at March 31, 2008.

•
In March 2008, TEP entered into a five year gas transportation agreement with El Paso Natural Gas.  TEP estimates its minimum payments under this contract to be $3 million in each of 2008 and 2009, $4 million in each of 2010 through 2012, and less than $1 million in 2013.

•
In March 2008, TEP entered into additional forward gas purchase agreements through April 2011.  TEP estimates its minimum payments for these forward purchases to be $13 million in 2008 and approximately $1 million in each of 2009 and 2010.

•
In 2008, UNS Electric entered into forward gas purchase agreements through February 2011.  UNS Electric estimates its minimum payments for these forward purchases to be less than $1 million in each of 2008 through 2011 based on natural gas prices at March 31, 2008.

•
In March 2008, UNS Gas entered into forward gas purchase agreements through April 2011.  UNS Gas estimates its minimum payments for these forward purchases to be $2 million in 2008, $4 million in 2009, and approximately $1 million in each of 2010 and 2011 based on natural gas prices at March 31, 2008.

The total amount paid under these contracts depends on the quantity purchased and/or transported.  TEP, UNS Electric and UNS Gas requirements are expected to be in excess of these minimums.

Dividends on Common Stock

The following table shows the dividends declared to UniSource Energy shareholders for 2008:

Declaration Date	Record Date	Payment Date	Dividend Amount Per Share of Common Stock
February 27, 2008	March 10, 2008	March 21, 2008	$0.24
May 1, 2008	May 13, 2008	May 27, 2008	$0.24

Income Tax Position

At March 31, 2008, UniSource Energy and TEP had, for federal and state income tax filing purposes: AMT credit carryforward amounts of $38 million and $24 million, respectively; and a $4 million Capital Loss carryforward at UniSource Energy.

TUCSON ELECTRIC POWER COMPANY

RESULTS OF OPERATIONS

The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis.  The following discussion relates to TEP’s utility operations, unless otherwise noted.

Three Months Ended March 31

TEP recorded a net loss of $9 million in the first quarter of 2008 compared with net income of $1 million in the same period last year.  The following factors contributed to the decrease:

•	a $12 million decrease in total operating revenues less fuel and purchased power expense due to the following:

•	a $1 million increase in retail revenues due to customer growth;

•
a $5 million increase in other revenues due primarily to fees and reimbursements received for fuel and O&M costs related to Springerville Units 3 and 4.  O&M expense in the first quarter of 2007 includes a pre-tax gain of $2 million related to the sale of excess SO2 Emission Allowances;

•	a $3 million increase in wholesale revenues due primarily to a 32% increase in the average market price of wholesale power; and

•
a $21 million increase in fuel and purchased power expense due to higher coal costs, a 19% increase in generation from Luna using high cost natural gas and higher market prices for wholesale power and natural gas.  Fuel and purchased power expense in the first quarter of 2008 includes an increase of $2 million in unrealized losses on forward purchases of energy and gas.

Other factors impacting the comparability of first quarter 2008 results with 2007 include:

•	a $2 million increase in depreciation and amortization expense due to additions to plant in service;

•	a $2 million increase in the amortization of TEP’s Transition Recovery Asset (TRA);

•	a $3 million decrease in total interest expense resulting primarily from lower balances on capital lease obligations.

In the first quarters of 2008 and 2007, the net pre-tax benefit recognized by TEP related to Springerville Units 3 and 4 for operating fees, construction-related expenses and a reduction in its share of the common costs was $5 million and $4 million, respectively.

Utility Sales and Revenues

	Sales		Operating Revenue
Three Months Ended March 31,	2008	2007	2008	2007
	-Millions of kWh-		-Millions of Dollars-
Electric Retail Sales:
Residential	773	774	$65	$65
Commercial	415	415	42	42
Industrial	518	531	36	37
Mining	266	239	14	12
Public Authorities	55	53	4	4
Total Electric Retail Sales	2,027	2,012	$161	$160
Electric Wholesale Sales Delivered:
Long-term Contracts	311	285	15	14
Other Sales	632	550	34	32
Transmission	-	-	3	3
Total Electric Wholesale Sales	943	835	52	49
Total Electric Sales	2,970	2,847	$213	$209

Weather Data:	2008	2007
Heating Degree Days
Three Months Ended March 31	858	913
10-Year Average	811	825

Mark-to-Market Adjustments

The table below summarizes the net unrealized gains (losses) on TEP’s forward sales and purchases of power and natural gas.  Amounts for 2008 are based on the market price of power and natural gas as of March 31, 2008.

Mark-to-Market Transactions – Gain (Loss) on:	2008	2007
	-Millions of Dollars-
Forward Power Sales Recorded in Wholesale Sales	$ (5)	$ (9)
Forward Power Purchases Recorded in Wholesale Sales	4	8
Forward Power Purchases Recorded in Purchased Energy	(3)	-
Forward Gas Price Swaps Recorded in Fuel	1	-
Total Pre-Tax Unrealized Gain (Loss) Recorded in Earnings	$ (3)	$ (1)

Operating Expenses

Fuel and Purchased Power Expense

TEP’s fuel and purchased power expense and energy resources for the three months ended March 31, 2008 and 2007 are shown in the table below.

	Generation and Purchased Power		Expense
Three Months Ended March 31,	2008	2007	2008	2007
	-Millions of kWh-		-Millions of Dollars-
Coal-Fired Generation
Four Corners	150	179	$ 3	$ 3
Navajo	299	290	5	4
San Juan	515	493	16	12
Springerville	1,348	1,418	23	24
Sundt Unit 4	207	164	8	6
Total Coal-Fired Generation	2,519	2,544	55	49
Gas-Fired Generation
Luna	197	166	12	9
Other Gas Units	3	14	1	2
Total Gas-Fired Generation	200	180	13	11
Solar and Other	2	2	-	-
Total Generation (1)	2,721	2,726	68	60
Total Purchased Power	430	325	32	18
Total Resources	3,151	3,051	$100	$78
Less Line Losses and Company Use	(181)	(204)
Total Energy Sold	2,970	2,847
(1) Fuel expense in 2008 and 2007 excludes $1 million related to Springerville 3; these expenses are reimbursed by Tri- State and recorded in Other Revenue.

Coal-fired generation decreased by 1% compared with the first quarter of 2007, due to an increase in planned outages compared with last year.  Despite lower generating output, coal-related fuel expense increased by $6 million, or 12%, due primarily to higher coal costs at San Juan and Sundt Unit 4 and increased output from TEP's higher cost plants.  See Coal Supply, below.

Gas-fired generation increased by 11% due primarily to lower coal plant availability. Gas-related fuel expense was $2 million, or 18%, higher than the first quarter of 2007 primarily due to higher generating output and a 15% increase in the market price of natural gas.

Power purchases increased 32% compared with the first quarter of 2007, leading to a $14 million increase in purchased power expense.  The higher purchased power volume and expense is due primarily to replacement power purchases due to lower coal plant availability, higher short-term wholesale sales activity and a 35% increase in the market price for wholesale energy.

	Three Months Ended March 31,
	2008	2007
	-cents per kWh-
Coal	2.18	1.93
Gas	6.50	6.11
All Fuels	2.50	2.20
All sources	3.18	2.56

FACTORS AFFECTING RESULTS OF OPERATIONS

TEP Rate Proceeding

Beginning in May 2005, TEP filed a series of pleadings requesting the ACC to resolve the uncertainty surrounding the methodology that will be applied to determine TEP’s rates for generation service after 2008.  TEP filed the pleadings in response to the Arizona Court of Appeals’ ruling related to retail competition and market pricing and a lack of agreement by a number of participants in TEP’s rate proceedings on rate methodology after 2008.  TEP believes that the 1999 Settlement Agreement contemplated market based rates for generation service after 2008; other participants, including ACC Staff, disagree and have stated that the 1999 Settlement Agreement does not control how TEP’s rates for generation service will be established after 2008.

TEP Rate Proposals

In accordance with an ACC order, TEP filed three rate proposal methodologies (market, hybrid and cost-of-service) with the ACC in July 2007, to establish new rates for TEP when the existing rate increase moratorium of the 1999 Settlement Agreement is lifted on January 1, 2009.  The estimated average rate increases under the three methodologies ranged from 15% to 23%.

Proposed Settlement Agreement

TEP and ACC Staff have agreed in principle to the major terms of a settlement in the TEP rate proceeding.  TEP and the ACC Staff will commence the process of preparing a definitive settlement agreement, which is expected to be filed with the ACC.  There can be no assurance that a definitive settlement agreement will be reached or whether other participants in the rate proceeding will support the proposed settlement.  The proposed rates will be more fully developed in connection with the preparation of a definitive settlement agreement and may vary from those described below. A settlement agreement would also be subject to a hearing before the administrative law judge and approval by the ACC.

As a result of the proposed settlement agreement between TEP and ACC staff, an administrative law judge (ALJ) issued a procedural order on May 12, 2008.  The procedural schedule is as follows:

Date
TEP and ACC staff file written settlement agreement	May 29, 2008
Testimony from intervenors supporting the settlement agreement	June 11, 2008
Testimony from intervenors opposing the settlement agreement	July 2, 2008
Rebuttal testimony from intervenors supporting the settlement agreement	July 8, 2008
Hearings before ALJ	July 9, 2008

As currently contemplated, the settlement would provide for a cost of service rate methodology for TEP’s generation assets; a base rate increase of 6% over TEP’s current retail rates; the fuel rate included in base rates would be 2.9 cents per kilowatt-hour (kWh); a PPFAC effective January 1, 2009; a base rate moratorium through January 1, 2013; and a waiver of any claims under the 1999 Settlement Agreement.

The settlement contemplates that the ACC would establish the date that the base rate increase would go into effect.

All of TEP's rights and claims under the 1999 Settlement Agreement would be waived if the proposed settlement agreement is approved by the ACC without any significant modifications.  If TEP does not receive adequate rate relief from the ACC:  (i) all of TEP's legal rights and claims arising out of the 1999 Settlement Agreement and the decision approving the 1999 Settlement Agreement would be fully preserved; (ii) TEP's results of operations, net income and cash flows could be negatively impacted; and (iii) TEP may initiate legal proceedings against (a) the ACC, and other parties, for breach of the 1999 Settlement Agreement and (b) the ACC for inadequate rates.  The proposed settlement agreement is subject to ACC approval.  TEP cannot predict the outcome of the rate case proceedings.

Proposed Purchased Power and Fuel Adjustment Clause

The proposed settlement agreement includes a PPFAC effective January 1, 2009.  The PPFAC would be based on the form proposed in the testimony filed by the ACC Staff on February 29, 2008 except that 100% of TEP’s wholesale revenues from short term sales and 50% of the revenues from the sale of SO2 allowances would be credited against TEP’s purchased power and fuel expense.

As proposed, the PPFAC consists of a forward component and a true-up component.

Effective January 1, 2009 with the PPFAC rate initially set to zero through March 31, 2009.  Year one for the PPFAC will be from April 1, 2009 through March 31, 2010.  The first True-Up component will include  the period of January 1, 2009 through March 31, 2010.

•
Forward Component.  This component would be updated April 1 of each year and will be the forecasted fuel and purchased power cost for the coming April 1 to March 31 PPFAC year less the base cost of fuel and purchased power reflected in base rates (2.9 cents per kWh).

•
True-Up Component. This component would reflect the difference between actual fuel and purchase power costs with the amount TEP collected through both base rates and the PPFAC rate in a given PPFAC year.  If actual costs were above (below) what was collected, the True-Up Component would be charged (credited) to customers in the subsequent PPFAC year.

True-up Revenues

According to a May 2007 order of the ACC, TEP’s current retail rates shall remain in effect, including the collection of an amount equal to the Fixed Competitive Transition Charge (CTC), until the effective date of a final order in the rate case proceeding.  The incremental revenues (true-up revenues) collected as a result of continuing to collect an amount equal to the Fixed CTC after it would otherwise terminate under the 1999 settlement (estimated to be $65 million from June 1, 2008 to December 31, 2008) shall accrue interest and shall be subject to refund or credit or other such mechanism to protect customers, as determined by the ACC.

The proposed settlement does not address the amount or the treatment of any true-up revenues but would provide, to the extent the ACC determines that the true-up revenues are to be credited to customers, that TEP will credit up to $32.5 million of true-up revenue to customers through the PPFAC.

Fixed CTC and Incremental Revenue

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

Renewable Energy Standard and Tariff

In April 2008, the ACC approved a REST plan for TEP to be implemented starting on June 1, 2008.  The plan is based on an ACC Staff recommendation that will result in $14 million collected annually from customers to pay for REST compliance costs.  The funds received from customers under the REST plan will not impact TEP’s income statement, as the amounts collected will be used to offset costs incurred by TEP under the REST plan.

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

As part of this proceeding, TEP has requested that FERC order El Paso to refund transmission charges paid by TEP during the pendency of this dispute proceeding. These refunds include $3.5 million paid to El Paso in 2006, $3 million paid to El Paso in 2007, $1 million in the first quarter of 2008, as well as any additional disputed transmission purchased prior to FERC issuing its final order.  TEP expects FERC to issue its final order in 2008.

TEP cannot predict the outcome of this proceeding.

Market Prices

As a participant in the Western U.S. wholesale power markets, TEP is directly and indirectly affected by changes in market conditions.  The average market price for around-the-clock energy based on the Dow Jones Palo Verde Index was 35% higher in the first quarter of 2008 compared with the same period last year.  The average price for natural gas based on the Permian Index was 16% higher than the first quarter of 2007.  We cannot predict whether changes in various factors that influence demand and supply will cause prices to change for the remainder of 2008.

Average Market Price for Around-the-Clock Energy	$/MWh
Quarter ended March 31, 2008	$66
Quarter ended March 31, 2007	49

Average Market Price for Natural Gas	$/MMBtu
Quarter ended March 31, 2008	$7.30
Quarter ended March 31, 2007	6.32

Short-term and spot power purchase prices are also closely correlated to natural gas prices.  Due to its increasing seasonal gas and purchased power usage, TEP hedges a portion of its total natural gas exposure from plant fuel and gas-indexed purchased power with fixed price contracts for a maximum of three years.  TEP currently has approximately 47% of this exposure hedged for the summer peak period of 2008 (June – September) at a weighted average price of $8.39 per MMBtu.  TEP purchases its remaining gas fuel needs and purchased power in the spot and short-term markets.

Market prices may also affect TEP’s wholesale revenues.  TEP commits to future sales of energy as part of its ongoing efforts to hedge its excess generation based on projected generation capability, forward prices and generation costs.  For 2008, TEP has sold forward approximately 176,000 MWh at an average price of $66 per MWh.

Coal Supply

We expect TEP’s total coal-related fuel expense across all of its plants to increase by $18 million in 2008, compared with 2007.  Excluding the $8 million of settlement benefits and year-end adjustments related to mining costs at San Juan recognized in the fourth quarter of 2007, general cost pressures are expected to increase total coal-related fuel expense by $10 million, or 5% in 2008.

Generating Plant Operating Performance

In February 2008, Springerville Unit 1 incurred a partial collapse of one of four scrubber modules.  Structural inspections revealed that repairs were required on various scrubber modules on both Springerville Units 1 and 2.  The generating capacity of Springerville Units 1 and 2 are 380 MW and 390 MW, respectively.  During the inspection period in February and March 2008, the output of Springerville Units 1 and 2 were each reduced by 10-15 MW.

The repair work was completed on Unit 1 in early May and repairs are expected to be completed on Unit 2 in June 2008.  During the module repair process, the output from Springerville Unit 2 has been reduced by 10 MW.  TEP expects a significant portion of the repair costs to be covered by insurance.

Emission Allowances

TEP has SO2 Emission Allowances in excess of what is required to operate its generating units.  The excess results primarily from a higher removal rate of SO2 emissions at Springerville Units 1 and 2 following recent upgrades to environmental plant components and related changes to plant operations.  From time to time, TEP will sell a portion of its excess SO2 Emission Allowances.  The table below summarizes sales of SO2 Emission Allowances made in 2007.  TEP did not sell any SO2 Emission Allowances in the first quarter of 2008 and had no forward sales as of March 31, 2008.

Delivery	Allowances Sold	Pre-tax Gain
2007		- Millions of Dollars -
1st Quarter	2,500	$ 2
2nd Quarter	7,500	5
3rd Quarter	5,000	3
4th Quarter	7,000	5
Total 2007	22,000	$15

TEP expects to have approximately 14,000 excess SO2 Emission Allowances through 2009.  Existing regulations call for changes to the EPA SO2 Emissions Allowances allocation beginning in 2010.  As a result, beginning in 2010, TEP’s SO2 Emissions Allowances allocations will slightly decrease.  In addition, TEP expects the market for SO2 Emissions Allowances to change and their value to decline.

Fair Value Measurements

As described in Note 10 to the financial statements, TEP adopted FAS 157, Fair Value Measurements, on January 1, 2008 which, among other things, establishes a three-tier value hierarchy, based on the valuation techniques used to determine the fair value of derivative assets and liabilities.  Where valuations are based on quoted prices in active markets these are categorized as Level 1.  Where observable inputs are available for substantially the full terms of the asset or liability, the instrument is categorized under FAS 157 as Level 2 measurements.  Derivatives that are primarily valued using an aggregate pricing service or published prices that represent a consensus reporting of multiple brokers are categorized in Level 3.  In addition, complex or structured transactions can introduce the need for internally-developed model inputs that might not be observable in or corroborated by the market. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized under FAS 157 as Level 3 measurements.

The following table sets forth, by level within the fair value hierarchy, TEP’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008.  As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Tucson Electric Power
	March 31, 2008 - Millions of Dollars -
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Energy Contracts (1)	$ -	$ 16	$ 17	$ 33
Cash Collateral (2)	-	1	-	1
Investments (3)	-	13	-	13
Deferred Compensation	-	(5)	-	(5)
Interest Rate Swap	-	(5)	-	(5)
Total	$ -	$ 20	$ 17	$ 37

(1) Energy Contracts include forward power purchase and sales contracts, gas swap agreements and forward power purchase contracts indexed to gas, entered into to take advantage of favorable market conditions and reduce exposure to energy price risk.
(2) Cash Collateral relates to the payment of cash as collateral against the fair value of TEP's trading derivatives.
(3) Investments are amounts held in trust to fund deferred compensation and Supplemental Executive Retirement Plan benefits.

TEP recorded unrealized losses of $3 million in Purchased Energy line of the income statement and $1 million in Other Comprehensive Income (OCI) due to the change in the fair value of net trading derivatives classified as Level 3 in the fair value hierarchy.  These changes in fair value were due to higher gas prices on gas-indexed forward power purchases.

TEP’s Level 3 derivatives include certain energy contracts where published prices are not readily available.  These include contracts for delivery periods during non-standard time blocks and contracts for delivery during only a few months of a given year when prices are quoted only for the annual average.  In these cases, TEP applies certain assumptions using historical price curve relationships to value such contracts.  There were no changes in such valuation methods in the first quarter of 2008.

Regional Haze

The EPA's regional haze rules require emission controls known as Best Available Retrofit Technology (BART) for certain industrial facilities emitting air pollutants that reduce visibility.  The operators of the Four Corners, Navajo, and San Juan generating stations submitted BART analyses in 2007 and early 2008.  PNM, operator of San Juan, believes the controls being installed at San Juan as a result of the 2005 settlement agreement between PNM, environmental activist groups, and the New Mexico Environment Department (PNM Consent Decree) constitute BART and did not recommend installation of any additional pollution control equipment.  The operators of the Four Corners and Navajo generating stations recommended installing certain additional pollution control equipment in their respective BART analyses.  The level and cost of pollution control required, if any, will not be known until the plans are approved by the regulatory agencies.  If required, controls would need to be in place by 2013 or later.

LIQUIDITY AND CAPITAL RESOURCES

TEP Cash Flows

During 2008, TEP expects to generate sufficient internal cash flows to fund a portion of its construction expenditures as well as operating activities, required debt maturities and dividends to UniSource Energy.  Cash flows may vary during the year, with cash flow from operations typically the lowest in the first quarter and highest in the third quarter due to TEP’s summer peaking load.   As a result of the varied seasonal cash flow, TEP will use, as needed, its revolving credit facility to fund its business activities.

The table below shows TEP’s net cash flows after capital expenditures, scheduled debt payments and payments on capital lease obligations which are paid at the beginning of January and July:

Three Months Ended March 31,	2008	2007
	-Millions of Dollars-
Net Cash Flows – Operating Activities (GAAP)	$ 56	$ 50
Amounts from Statements of Cash Flows:
Less: Capital Expenditures	(74)	(34)
Net Cash Flows after Capital Expenditures (non-GAAP)*	(18)	16
Amounts from Statements of Cash Flows:
Less: Retirement of Capital Lease Obligations	(62)	(56)
Plus: Proceeds from Investment in Lease Debt	11	11
Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (non-GAAP)*	$ (69)	$ (29)

Three Months Ended March 31,	2008	2007
	-Millions of Dollars-
Net Cash Flows – Operating Activities (GAAP)	$ 56	$ 50
Net Cash Flows – Investing Activities (GAAP)	(63)	(26)
Net Cash Flows – Financing Activities (GAAP)	18	(10)
Net Cash Flows after Capital Expenditures (non-GAAP)*	(18)	16
Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (non-GAAP)*	(69)	(29)

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

In August 2008, $138 million of TEP mortgage bonds with a coupon of 7.5% will mature.  TEP expects to refinance the maturing debt with a new debt issuance prior to August 2008.  See Financing Activities, Bond Issuances, below.

Operating Activities

In the first three months of 2008, net cash flows from operating activities increased by $6 million compared with the same period in 2007.  Net cash flows were impacted by:

•
a $13 million decrease in cash receipts from retail and wholesale electric sales, less fuel and purchased power costs, resulting from mild weather compared to last year and unplanned outages that limited wholesale sales opportunities;

•	a $4 million increase in cash receipts related to reimbursements received for the operation of Springerville Units 3 and 4;

•	income tax refunds of $6 million;

•	a $2 million decrease in proceeds from the sale of excess SO2 emission allowances;

•	a $6 million decrease in total interest paid due to lower capital lease obligation balances;

•	a $7 million decrease in income taxes paid due to lower taxable income and payments made last year for amended tax returns; and

•	a $9 million increase in O&M costs related to Springerville Units 3 and 4 that are reimbursed to TEP and generating plant outage-related costs.

Investing Activities

Net cash used for investing activities was $37 million higher in the first three months of 2008 compared with the same period last year primarily due to higher capital expenditures.

Financing Activities

Net cash proceeds from financing activities were $28 million higher in the first three months of 2008 compared with the same period in 2007.  The following factors contributed to the increase:

•	proceeds of $91 million received by TEP related to the issuance of tax-exempt IDB’s through Pima County;

•	a $55 million decrease in net proceeds from borrowings under the TEP Revolving Credit Facility; and

•	a $6 million increase in scheduled payments made on capital lease obligations.

TEP Credit Agreement

The TEP Credit Agreement consists of a $150 million revolving credit facility and a $341 million letter of credit facility which supports $329 million of tax-exempt variable rate bonds.  The TEP Credit Agreement matures in 2011 and is secured by $491 million of 1992 Mortgage Bonds.  At March 31, 2008, there were no outstanding loans under the revolving credit facility and there were $5 million in letters of credit issued under the revolving credit facility.

Bond Issuance

On March 19, 2008, The Industrial Development Authority of the County of Pima (Pima Authority) issued approximately $91 million of its 2008 Series A tax-exempt IDBs (2008 Pima Series A IDBs) for TEP’s benefit.  The proceeds were used to redeem a corresponding principal amount of bonds previously issued by the Pima Authority for TEP’s benefit which TEP repurchased in 2005.  TEP did not cancel the repurchased bonds, which remained outstanding under their respective indentures but were not reflected as debt on the balance sheet.   As holder of the repurchased bonds being redeemed, TEP received the payment of the redemption price.  TEP used $75 million of the proceeds to repay loans outstanding under its revolving credit facility; on May 16, 2008, the remaining proceeds will be used to redeem $10 million of TEP’s collateral trust bonds that mature in August 2008.

The 2008 Pima Series A IDBs bear interest at the rate of 6.375%, are payable semi-annually on September 1 and March 1 of each year, beginning September 1, 2008, and mature on September 1, 2029.  The 2008 Pima Series A IDBs are unsecured and are callable at par in March 2013.

Letter of Credit Facility

On April 30, 2008, TEP completed a $133 million three-year letter of credit facility.  The facility permits the issuance of a letter of credit to support $130 million in tax-exempt variable rate IDBs that TEP plans to issue by August 1, 2008 to refinance IDBs currently held by TEP.  The proceeds of the newly issued IDBs will be used to redeem the IDBs held by TEP.  TEP expects to apply the redemption price received by it to retire the remaining $128 million of 7.5% collateral trust bonds that mature on August 1, 2008.  The letter of credit facility will be secured by mortgage bonds at the time of issuance of the IDBs and the letter of credit.

Capital Lease Obligations

At March 31, 2008, TEP had $535 million of total capital lease obligations on its balance sheet.  The table below provides a summary of the outstanding lease amounts in each of the obligations.

Leased Asset	Capital Lease Obligation Balance at March 31, 2008	Expiration
	- In Millions -
Springerville Unit 1	$301	2015
Springerville Coal Handling Facilities	102	2015
Springerville Common Facilities	106	2020
Sundt Unit 4	26	2011
Total Capital Lease Obligations	$535

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

Investments in Springerville Lease Debt and Equity

At March 31, 2008, TEP had $141 million of investments in lease debt and equity on its balance sheet.  TEP’s investment in lease debt has been reduced by scheduled payments on capital lease obligations. The yields on TEP’s investments in Springerville lease debt, at the date of purchase, range from 8.9% to 12.7%.  The table below provides a summary of the investment balances in lease debt.

	Lease Debt Investment Balance
Leased Asset	March 31, 2008	December 31, 2007
	- In Millions -
Investments in Lease Debt:
Springerville Unit 1	$ 59	$ 71
Springerville Coal Handling Facilities	34	34
Total Investment in Lease Debt	$ 93	$105

Income Tax Position

See UniSource Energy, Liquidity and Capital Resources, Income Tax Position, above.

Contractual Obligations

There have been no significant changes in TEP’s contractual obligations or other commercial commitments from those reported in our 2007 Annual Report on Form 10-K, other than the TEP contracts discussed in UniSource Energy, Liquidity and Capital Resources, Contractual Obligations.

Dividends on Common Stock

There are certain limitations on TEP’s ability to pay dividends.  The Federal Power Act states that dividends shall not be paid out of funds properly included in capital accounts.  Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis to pay dividends from current year earnings.

TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants.  As of March 31, 2008, TEP was in compliance with the terms of the TEP Credit Agreement and such financial covenants.

UNS GAS

RESULTS OF OPERATIONS
.
UNS Gas reported net income of $6 million in the first quarter of 2008 and $5 million in 2007.

As of March 31, 2008, UNS Gas’ customer base increased approximately 1% compared with last year.  The table below shows UNS Gas’ therm sales and revenues for the first quarters of 2008 and 2007.

	Sales		Revenue
Three Months Ended March 31,	2008	2007	2008	2007
	- Millions of Therms -		- Millions of Dollars -
Retail Therm Sales:
Residential	35	34	42	$ 41
Commercial	12	12	13	13
Industrial	1	1	1	1
Public Authorities	3	3	4	3
Total Retail Therm Sales	51	50	60	58
Transport	-	-	1	1
Negotiated Sales Program (NSP)	6	5	5	3
Total Therm Sales	57	55	66	$ 62

Retail therm sales were 2% higher in the first quarter of 2008 compared with the same period last year due to customer growth.  Retail revenues were 3% higher due to a base rate increase that went into effect in December 2007.   See Factors Affecting Results of Operations, Rates and Regulation, Purchased Gas Adjustment Mechanism, below.

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

The table below provides summary financial information for UNS Gas.

Three Months Ended March 31,	2008	2007
	- Millions of Dollars -
Gas Revenues	$ 65	$ 62
Other Revenues	1	1
Total Operating Revenues	66	63
Purchased Gas Expense	45	44
Other Operations and Maintenance Expense	6	7
Depreciation and Amortization	2	2
Taxes other than Income Taxes	1	1
Total Operating Expenses	54	54
Operating Income	12	9
Total Interest Expense	2	1
Income Tax Expense (Benefit)	4	3
Net Income	$ 6	$ 5

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

The current PGA mechanism has two components, the PGA factor and the PGA surcharge or credit.  The PGA factor is a mechanism that compares the twelve-month rolling weighted average gas cost to the base cost of gas, and automatically adjusts monthly, subject to limitations on how much the price per therm may change in a twelve month period.  In November 2007, the ACC increased the annual cap on the maximum increase in the PGA factor from $0.10 per therm to $0.15 per therm in a twelve month period.    In addition, the ACC set the base cost of gas at zero, so that the entire cost of gas will be reflected in the PGA factor.  Previously, the base cost of gas was $0.40 per therm.

At any time UNS Gas’ PGA bank balance is under-recovered, UNS Gas may request a PGA surcharge with the goal of collecting the amount deferred from customers over a period deemed appropriate by the ACC.  When the PGA bank balance reaches an over-collected balance of $10 million on a billed to customers basis, UNS Gas is required to make a filing so that the ACC can determine how the over-collected balance should be returned to customers.  On March 31, 2008, the PGA bank balance was over-collected by $1 million on a billed to customers basis ($6 million on an accrual (GAAP) basis).

Changes in the market price for gas, sales volumes and surcharge amount could significantly change the PGA bank balance in the future.

2008 General Rate Case Filing

The rates approved by the ACC in 2007 are inadequate for UNS Gas to recover capital and operating costs related to providing safe and reliable service and earn a reasonable rate of return on its investments.  On February 21, 2008, UNS Gas filed a general rate case.  Below is a table that summarizes UNS Gas’ request:

Test year ended	September 30, 2007
Fair value rate base	$236 million
Original cost rate base	$173 million
Revenue deficiency	$10 million
Total rate increase (over test year revenues)	7%
Cost of debt	6.6%
Return on Equity	11.0%
Hypothetical capital structure	50% equity / 50% debt
Weighted average cost of capital	8.8%
Rate of return on fair value rate base	7.3%
Rate of return on original cost rate base	9.9%

UNS Gas proposed a rate of return of 7.3% applied to its test year fair value rate base of $236 million.  This methodology is different from the approach the ACC used in UNS Gas’ 2007 rate order.  UNS Gas believes that applying a rate of return of 7.3% to its fair value rate base would give UNS Gas an opportunity to earn its proposed return on equity of 11.0%.  UNS Gas’ proposed fair value rate base methodology accounts for approximately $3 million of the $10 million revenue deficiency.

In March 2008, ACC staff informed UNS Gas that the historical test year used in its general rate case filing did not meet ACC requirements and, as a result, the filing by UNS Gas is deficient.  UNS Gas disagrees with the position taken by the ACC staff and is seeking resolution of this issue.  The ACC will not proceed with its review of UNS Gas’ general rate case until the rate increase application is declared sufficient.  UNS Gas can not predict when or if the ACC will consider its rate increase application sufficient.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Outlook

UNS Gas’ capital requirements consist primarily of capital expenditures.  In the first three months of 2008, capital expenditures were $4 million.  UNS Gas expects internal cash flows to fund its future operating activities and a large portion of its construction expenditures. If natural gas prices rise and UNS Gas is not allowed to recover its projected gas costs or PGA bank balance on a timely basis, UNS Gas may require additional funding to meet operating and capital requirements.  Sources of funding future capital expenditures could include draws on the UNS Gas/UNS Electric Revolver, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy.  The rate increase approved by the ACC in November 2007 covers some, but not all, of UNS Gas’ higher costs and capital investments.  UNS Gas may need to rely more heavily on external funding sources for capital expenditures until it receives a decision in the rate case filed in February 2008.

Operating Cash Flow and Capital Expenditures

The table below provides summary information for operating cash flow and capital expenditures for the first three months of 2008 and 2007.

Three Months Ended March 31,	2008	2007
	- Millions of Dollars -
Net Cash Flows – Operating Activities	$2	$10
Capital Expenditures	4	4

UNS Gas/UNS Electric Revolver

The UNS Gas/UNS Electric Revolver is a $60 million unsecured revolving credit facility which matures in August 2011.  Either borrower may borrow up to a maximum of $45 million so long as the combined amount borrowed does not exceed $60 million.

UNS Gas expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures, or to issue letters of credit to provide credit enhancement for its natural gas procurement and hedging activities. As of May 7, 2008, UNS Gas had no outstanding borrowings or letters of credit under the UNS Gas/UNS Electric Revolver.

Senior Unsecured Notes

UNS Gas has $100 million of senior unsecured notes that are guaranteed by UES. The note purchase agreement for UNS Gas restricts transactions with affiliates, mergers, liens, restricted payments and incurrence of indebtedness, and also contains a minimum net worth test.  As of March 31, 2008, UNS Gas was in compliance with the terms of its note purchase agreement.

UNS Gas must meet a leverage test and an interest coverage test to issue additional debt or to pay dividends.  However, UNS Gas may, without meeting these tests, refinance existing debt and incur up to $7 million in short-term debt.

Contractual Obligations

In March 2008, UNS Gas entered into forward gas purchase agreements through April 2011.  UNS Gas estimates it minimum payments for these forward purchases to be $2 million in 2008, $4 million in 2009, and approximately $1 million in each of 2010 and 2011 based on natural gas prices at March 31, 2008.

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

UNS ELECTRIC

RESULTS OF OPERATIONS

UNS Electric reported net income of $1 million in the first quarter of 2008 and net income of less than $1 million in the first quarter of 2007.

Similar to TEP’s operations, we expect UNS Electric’s operations to be seasonal in nature, with peak energy demand occurring in the summer months.

As of March 31, 2008, UNS Electric’s customer base increased approximately 1% compared with last year.  The table below shows UNS Electric’s kWh sales and revenues for the first quarters of 2008 and 2007.

	Sales		Revenue
Three Months Ended March 31,	2008	2007	2008	2007
	- Millions of kWh -		- Millions of Dollars -
Electric Retail Sales:
Residential	183	181	$18	$18
Commercial	135	131	14	14
Industrial	50	47	4	4
Other	1	1	-	-
Total Electric Retail Sales	369	360	$36	$36

Retail kWh sales were 3% higher in the first quarter of 2008 compared with the same period last year due primarily to customer growth.

The table below provides summary financial information for UNS Electric.

Three Months Ended March 31,	2008	2007
	- Millions of Dollars -
Electric Revenues	$ 36	$ 36
Other Revenues	1	-
Total Operating Revenues	37	36
Purchased Energy Expense	24	24
Other Operations and Maintenance Expense	6	6
Depreciation and Amortization	3	3
Taxes other than Income Taxes	1	1
Total Operating Expenses	34	34
Operating Income	3	2
Total Interest Expense	2	2
Income Tax Expense	-	-
Net Income	$ 1	$ -

FACTORS AFFECTING RESULTS OF OPERATIONS

Rates and Regulation

General Rate Case Filing

UNS Electric’s retail rates were last adjusted in August 2003.  As a result of increased growth in UNS Electric’s service territory and the related increase in capital expenditures and operating costs, such current rates are inadequate for UNS Electric to recover its costs and earn a reasonable rate of return on its investment.  In December 2006, UNS Electric filed a general rate case.  In April 2008, the ALJ presiding over UNS Electric’s rate case proceeding issued a recommendation, which is subject to approval by the ACC.  Below is a table that compares UNS Electric’s request with the ALJ recommendation:

Test year – 12 months ended June 30, 2006	Requested by UNS Electric	ALJ Recommendation
Original cost rate base	$141 million	$131 million
Revenue deficiency	$8.5 million	$4 million
Total rate increase (over test year revenues)	5.5%	2.5%
Cost of long-term debt	8.2%	8.2%
Cost of equity	11.8%	10.0%
Actual capital structure	49% equity / 51% debt	49% equity / 51% debt
Weighted average cost of capital	9.9%	9.0%

UNS Electric also requested that the ACC approve the acquisition of the 90 MW BMGS combustion turbine project under development by UED and include the cost of the project in rate base effective June 1, 2008.   The cost of BMGS is expected to be $60 million to $65 million.  The ALJ recommended that the ACC deny UNS Electric’s request to include BMGS in rate base.  See Purchased Power Agreement, below for more information.

Energy Cost Adjustment Mechanism

UNS Electric’s retail rates include a PPFAC, which allows for a separate surcharge or credit to the base rate for delivered purchased power to collect or return under or over recovery of costs.  UNS Electric’s PPFAC surcharge of approximately 1.825 cents per kWh was set to recover transmission costs and the cost of the full-requirements power supply agreement with PWMT that expires May 31, 2008.

As part of the general rate case filing, UNS Electric requested that a new PPFAC mechanism take effect beginning June 1, 2008, immediately following the expiration of the current power supply agreement with PWMT, that would utilize a forward looking projection of gas and purchased power costs, without any cap on the amount the PPFAC could change over a give period.

The PPFAC mechanism proposed in the ALJ recommendation would have a forward component and a true-up component.  The forward component of the PPFAC rate would be based on forecasted fuel and purchased power costs. The true-up component would reconcile actual fuel and purchased power costs with the amounts collected in the prior year and any amounts under/over-collected would be collected/refunded from/to customers.  The ALJ recommendation also imposes a cap on the PPFAC rate of 1.73 cents per kWh, resulting in total fuel and purchased power recovery of approximately 8.7 cents per kWh.  UNS Electric opposes a cap on the forward component of the PPFAC rate since a cap could result in large deferral amounts of fuel and purchased power costs and could challenge UNS Electric’s ability to finance the deferred amounts until they can be collected from customers.

Procedural Schedule

The ALJ recommended the new UNS Electric’s rates take effect June 1, 2008. UNS Electric expects the ACC to rule on its rate case at the conclusion of an open meeting that is scheduled for May 14, 2008.  UNS Electric cannot predict the outcome of the rate case proceedings.

Purchased Power Agreement

As part of its rate case, UNS Electric has requested that the ACC approve the transfer of the 90 MW BMGS from UED to UNS Electric and include the cost of the project in rate base effective June 1, 2008.  Because BMGS was not operational during the test year of UNS Electric’s rate case, the ALJ recommended against this rate treatment.  As a contingency plan, in the event that the ACC does approve the request, UED and UNS Electric have entered into a Power Purchase and Sales Agreement (PPA) pursuant under which UED would sell all the output of BMGS to UNS Electric over a five-year term.  The PPA is a tolling arrangement in which UNS Electric takes operational control of BMGS and assumes all risk of operation and maintenance costs, including fuel.  Under the terms of the PPA, UNS Electric would pay UED a capacity charge.  The PPA is subject to FERC approval.

On April 24, 2008, the ACC authorized UNS Electric to defer the costs associated with the PPA until they are addressed as part of UNS Electric’s pending general rate case.  The ALJ has recommended that capacity charges incurred by UNS Electric be recovered through UNS Electric’s PPFAC. UNS Electric expects FERC to issue an order on the status of this PPA in May 2008.  See Procedural Schedule, above for expected timing of ACC action.

Renewable Energy Standard and Tariff

In April 2008, the ACC approved a REST plan for UNS Electric to be implemented starting on June 1, 2008.  The plan is based on an ACC Staff recommendation that will result in approximately $3 million collected from customers annually to pay for REST compliance costs.  The funds received from customers under the REST plan will not impact UNS Electric’s income statement, as the amounts collected will be used to offset costs incurred by UNS Electric under the REST plan.

Fair Value Measurements

UNS Electric adopted FAS 157, Fair Value Measurements, on January 1, 2008 which, among other things, establishes a three-tier value hierarchy, based on the valuation techniques used to determine the fair value of derivative assets and liabilities.  Where valuations are based on quoted prices in active markets these are categorized as Level 1.  Where observable inputs are available for substantially the full terms of the asset or liability, the instrument is categorized under FAS 157 as Level 2 measurements.  Derivatives that are primarily valued using an aggregate pricing service or published prices that represent a consensus reporting of multiple brokers are categorized in Level 3.  In addition, complex or structured transactions can introduce the need for internally-developed model inputs that might not be observable in or corroborated by the market. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized under FAS 157 as Level 3 measurements.

The following table sets forth, by level within the fair value hierarchy, UNS Electric’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008.  As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	UNS Electric
	March 31, 2008 - Millions of Dollars -
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Energy Contracts	$ -	$3	$21	$25

UNS Electric recorded unrealized gains of $11 million in net Regulatory Liabilities due to the change in the fair value of net trading derivatives classified as Level 3 in the fair value hierarchy.  These changes in fair value were due to higher forward power prices on fixed price forward power purchases.

UNS Electric’s level 3 derivatives include certain energy contracts where published prices are not readily available.  These include contracts for delivery periods during non-standard time blocks and contracts for delivery during only a few months of a given year when prices are quoted only for the annual average.  In these cases, UNS Electric applies certain assumptions using historical price curve relationships to value such contracts.  There were no changes in such valuation methods in the first quarter of 2008

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Outlook

In the first three months of 2008, UNS Electric’s capital expenditures were $8 million.  UNS Electric expects internal cash flows to fund a portion of its construction expenditures.  Additional sources of funding future capital expenditures could include draws on the UNS Gas/UNS Electric Revolver, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy.  In April 2007, UniSource Energy contributed $10 million of capital to UNS Electric.  The need for external funding sources is partially dependent on the outcome of UNS Electric’s general rate case that was filed in December 2006.  The ACC is expected to rule on UNS Electric’s rate case at the conclusion of an open meeting scheduled for May 14, 2008.

In August 2008, $60 million of unsecured bonds with a coupon of 7.61% will mature.  UNS Electric expects to refinance the maturing debt with a new debt issuance prior to August 2008.  The rates and terms of such new debt may be adversely affected depending on the timing and outcome of the UNS Electric rate case decision.  See General Rate Case Filing, above.

Operating Cash Flow and Capital Expenditures

The table below provides summary information for operating cash flow and capital expenditures for the first three months of 2008 and 2007.

Three Months Ended March 31,	2008	2007
	- Millions of Dollars -
Net Cash Flows – Operating Activities	$5	$ 6
Capital Expenditures	8	10

UNS Gas/UNS Electric Revolver

See UNS Gas, Liquidity and Capital Resources, UNS Gas/UNS Electric Revolver above for a description of UNS Electric’s unsecured revolving credit agreement.

UNS Electric expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes and to fund a portion of its capital expenditures.  As of March 31, 2008, UNS Electric had $30 million outstanding under the UNS Gas/UNS Electric Revolver at a weighted average interest rate of 3.67%.

Senior Unsecured Notes

UNS Electric has $60 million of 7.61% senior unsecured notes due in August 2008 that are guaranteed by UES. The note purchase agreement for UNS Electric contains certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments, incurrence of indebtedness, and minimum net worth.  As of March 31, 2008, UNS Electric was in compliance with the terms of its note purchase agreement.  See Liquidity Outlook, above for more information.

UNS Electric must meet a leverage test and an interest coverage test to issue additional debt or to pay dividends.  However, UNS Electric may, without meeting these tests, refinance existing debt and incur up to $5 million in short-term debt.

Contractual Obligations

In 2008, UNS Electric entered into forward gas purchase agreements through February 2011.  UNS Electric estimates it minimum payments for these forward purchases to be less than $1 million in each of 2008 through 2011 based on natural gas prices at March 31, 2008.

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

OTHER NON-REPORTABLE BUSINESS SEGMENTS

RESULTS OF OPERATIONS

The table below summarizes the income (loss) for the Other non-reportable segments.

Three Months Ended March 31,	2008	2007
	- Millions of Dollars -
UniSource Energy Parent Company	$(2)	$(1)
Millennium Investments	1	-
UED	-	-
Total Other Net Loss	$(1)	$(1)

UniSource Energy Parent Company

UniSource Energy parent company expenses include interest expense (net of tax) related to the UniSource Energy Convertible Senior Notes and the UniSource Credit Agreement.

UED

On-site construction of the 90 MW BMGS in Kingman, Arizona began during the third quarter of 2007 with an estimated completion date of May 2008 and, pending regulatory approval, is expected to provide energy to UNS Electric.  UED is financing the BMGS project with borrowings from UniSource Energy under an inter-company note payable.  At March 31, 2008, there was $51 million outstanding and interest is payable quarterly at LIBOR plus 1.25%.  The cost of BMGS is expected to be $60 million to $65 million.  See UNS Electric, Factors Affecting Results of Operation, Purchased Power Agreement, above.

FACTORS AFFECTING RESULTS OF OPERATIONS

Millennium Investments

Nations Energy Corporation (Nations Energy), a wholly-owned subsidiary of Millennium, has been inactive since 2001.  As of March 31, 2008, Nations Energy had a deferred tax asset of $3 million related to investment losses that has not been reflected on UniSource Energy’s consolidated income tax return.

Millennium is in the process of exiting its remaining investments.  At March 31, 2008, the book value of Millennium’s investments was $28 million.

LIQUIDITY AND CAPITAL RESOURCES

Millennium made a $5 million dividend payment to UniSource Energy in February 2007 and a $10 million dividend payment to UniSource Energy in April 2007.

Millennium currently owns 50% of Carboelectrica Sabinas, S. de R.L. de C.V. (Sabinas), a Mexican limited liability company.  The book value of Sabinas as of March 31, 2008 was $14 million.  Millennium is currently exploring different opportunities to monetize its interest in Sabinas.

UniSource Energy has ceased making loans or equity contributions to Millennium.  We anticipate that the funding required to finance Millennium’s remaining commitments will be provided only out of existing Millennium cash or cash returns from Millennium investments.  We believe such cash and returns will be adequate to fund Millennium’s remaining commitments.

CRITICAL ACCOUNTING ESTIMATES

In preparing financial statements under Generally Accepted Accounting Principles (GAAP), management exercises judgment in the selection and application of accounting principles, including making estimates and assumptions.   UniSource Energy and TEP’s Critical Accounting Estimates are described in our Form 10-K for the year ended December 31, 2007 and includes the following:

•	Accounting for Rate Regulation
•	Accounting for Asset Retirement Obligations
•	Pension and Other Postretirement Benefit Plan Assumptions
•	Accounting for Derivative Instruments, Trading Activities and Hedging Activities
•	Unbilled Revenue – TEP, UNS Gas and UNS Electric
•	Plant Asset Depreciable Lives – TEP, UNS Gas and UNS Electric
•	Deferred Tax Valuation

Each of our critical accounting estimates involves complex situations requiring a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact the financial statements.  There have been no significant changes in our accounting policies from those disclosed in our Form 10-K for the year ended December 31, 2007.  However, the 2008 proposed settlement of the TEP rate proceeding may result in TEP using cost-of service principles, thereby requiring TEP to reapply FAS 71 for its generation operations.

NEW ACCOUNTING PRONOUNCEMENTS

The FASB recently issued the following Statements of Financial Accounting Standards (FAS):

•
FAS 161, Disclosures About Derivative Instruments and Hedging Activities an amendment to FAS 133, Accounting for Derivative Instruments and Hedging Activities, issued March 2008, requires enhanced disclosures about an entity’s derivative and hedging activity. The standard requires that the objectives for using derivative instruments be disclosed in terms of underlying risk so that the reader understands the purpose of derivative use in terms of the risks that the entity is intending to manage.  The standard also requires disclosure of the location in the financial statements of derivative balances as well as the location of gains and losses incurred during the reporting period.  The standard will be applicable for fiscal years or interim periods beginning on or after November 15, 2008, with early adoption encouraged. The company is currently assessing the impact of this statement.

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

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in this Item updates, and should be read in conjunction with, information included in Part II, Item 7A in UniSource Energy and TEP’s Annual Report on Form 10-K for the year ended December 31, 2007, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Items 1 and 2 of this Form 10-Q.

We are exposed to various forms of market risk.  Changes in interest rates, returns on marketable securities, and changes in commodity prices may affect our future financial results.  The market risks resulting from changes in interest rates and returns on marketable securities have not changed materially from the market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2007.  For additional information concerning risk factors, including market risks, see Safe Harbor for Forward-Looking Statements, above.

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

To adjust the value of its derivative forward power sales and purchases, classified as cash flow hedges, to fair value in Other Comprehensive Income, TEP recorded the following net unrealized losses:

Three Months Ended March 31,	2008	2007
	-Millions of Dollars-
Net Unrealized (Loss)	$(2)	$(1)

TEP also reported the following net unrealized losses on forward power sales and purchases:

Three Months Ended March 31,	2008	2007
	-Millions of Dollars-
Net Unrealized (Loss)	$ (3)	$(1)

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

In the first three months of 2008, the average market price of natural gas was $7.30 per MMBtu, or 15% higher than the same period in 2007.  The table below summarizes TEP’s gas generation output and purchased power for the first three months of 2008 and 2007.

Three Months Ended March 31,	2008	2007	2008	2007
	-MWhs-		% of Total Resources
Gas-Fired Generation	200,000	180,000	6%	6%
Purchased Power	430,000	325,000	14%	11%

To adjust the value of its derivative gas swap contracts, classified as cash flow hedges, to fair value in Other Comprehensive Income, TEP recorded the following net unrealized gains:

Three Months Ended March 31,	2008	2007
	-Millions of Dollars-
Net Unrealized Gain	$11	$4

The chart below displays the valuation methodologies and maturities of TEP’s power and gas derivative contracts.

Unrealized Gain (Loss) of TEP’s Hedging and Trading Activities
- Millions of Dollars -
Source of Fair Value At March 31, 2008	Maturity 0 – 6 months	Maturity 6 – 12 months	Maturity over 1 yr.	Total Unrealized Gain (Loss)
Prices actively quoted	$ 7	$ (1)	$ 2	$ 8
Prices based on models and other valuation methods	(5)	-	(1)	(6)
Total	$ 2	$ (1)	$ 1	$ 2

Sensitivity Analysis of Derivatives

TEP uses sensitivity analysis to measure the impact of an unfavorable change in market prices on the fair value of its derivative forward contracts.  Unrealized gains and losses related to TEP’s derivative contracts that are not cash flow hedges are reported on the income statement.  Unrealized gains and losses related to derivative contracts that are cash flow hedges are reported in Other Comprehensive Income; the unrealized gains and losses are reversed as contracts settle and realized gains or losses are recorded. The chart below summarizes the change in unrealized gains or losses if market prices increase or decrease by 10%, as of March 31, 2008.

	- Millions of Dollars -
Change in Market Price As of March 31, 2008	10% Increase	10% Decrease
Non-Cash Flow Hedges
Forward power sales and purchase contracts	$ 3	$ (3)
Gas swap agreements	3	(3)

Cash Flow Hedges
Forward power sales and purchase contracts	$ -	$ -
Gas swap agreements	6	(6)

Coal

TEP is subject to commodity price risk from changes in the price of coal used to fuel its coal-fired generating plants.  The commodity price risk from changes in the price of coal have not changed materially from the commodity price risks reported in our 2007 Annual Report on Form 10-K.

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

To adjust the value of its gas swap agreements, classified as cash flow hedges, to fair value in Other Comprehensive Income, UNS Gas recorded unrealized gains for the three months ended March 31, 2008 of $2 millions.  In the three months ended March 31, 2007, UNS Gas had no unrealized gains or losses recorded in OCI.

For UNS Gas’ forward gas purchase contracts, a 10% decrease in market prices would result in a decrease in unrealized net gains of $2 million reported in OCI, while a 10% increase in market prices would result in an increase in unrealized net gains reported of $2 million reported in OCI.

UNS Electric

UNS Electric is not exposed to commodity price risk for its current purchase of electricity as it has a fixed price full-requirements supply agreement with PWMT and a PPFAC mechanism which fully recovers the costs incurred under such contract on a timely basis.  This supply agreement with PWMT expires in May 2008 and UNS Electric is in the process of replacing this energy resource.

During 2006 and 2007, UNS Electric entered into various power supply agreements for periods of one to five years beginning in June 2008.  Certain of these contracts are at a fixed price per MW and others are indexed to natural gas prices.  UNS Electric estimates its future minimum payments under these contracts to be $64 million in 2008, $72 million in 2009, $39 million in 2010, $15 million in 2011, $9 million in 2012, and $9 million thereafter based on natural gas prices at March 31, 2008.

Because a portion of the costs under these contracts will vary from period to period based on the market price of gas, the PPFAC, as currently structured, may not provide recovery of the costs incurred under these new contracts on a timely basis.

For the three months ended March 31, 2008 and 2007, UNS Electric recorded unrealized gains of $12 million and $1 million, respectively, to regulatory liabilities, to adjust the fair value of its forward power purchase derivative contracts.

For UNS Electric’s forward power purchase contracts, a 10% decrease in market prices would result in a decrease in unrealized net gains reported as a regulatory liability of $21 million, while a 10% increase in market prices would result in an increase in unrealized net gains reported as a regulatory liability of $21 million.

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

For the three months ended March 31, 2008, UNS Electric recorded unrealized gains of $4 million, to regulatory assets, to adjust the fair value of its gas swap agreements.  UNS Electric had no gas swap agreements in the three months ended March 31, 2008.

For UNS Electric’s forward gas purchase contracts, a 10% decrease in market prices would result in a decrease in unrealized net gains reported as a regulatory liability of $3 million, while a 10% increase in market prices would result in an increase in unrealized net gains reported as a regulatory liability of $3 million.

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

As of March 31, 2008, TEP’s total credit exposure related to its wholesale marketing and gas hedging activities was approximately $23 million.  Approximately $5 million of TEP’s exposure is to non-investment grade companies.  TEP had two counterparties with an exposure of greater than 10% of its total credit exposure, totaling approximately $7 million.

TEP maintains a margin account with a broker to support certain risk management and trading activities.  At March 31, 2008, TEP had approximately $1 million in that margin account.  At March 31, 2008, TEP had $5 million in  credit enhancements posted with counterparties, and did not hold any collateral from its counterparties.

UNS Gas is subject to credit risk from non-performance by its supply and hedging counterparties to the extent that these contracts have a mark-to-market value in favor of UNS Gas.  As of March 31, 2008, UNS Gas had purchased under fixed price contracts approximately 38% of the expected monthly consumption for the 2008/2009 winter season (November through March) and approximately 22% of its expected consumption for the 2009/2010 winter season.  At March 31, 2008, UNS Gas had approximately $9 million in mark-to-market credit exposure under its supply and hedging contracts.  As of March 31, 2008, UNS Gas had no outstanding credit enhancements posted with counterparties.

UNS Electric has begun to enter into energy purchase agreements to replace the full requirements contract it has with PWMT that expires May 31, 2008, as well as gas hedging contracts to hedge the risk in its gas-indexed power purchase agreements.  To the extent that such contracts have a positive mark-to-market value, UNS Electric would be exposed to credit risk under those contracts.  At March 31, 2008, UNS Electric had approximately $27 million in credit exposure under such contracts.  All of UNS Electric’s credit exposure is to investment grade counterparties.  One of UNS Electric’s counterparties comprised 62% of its total credit exposure.  As of March 31, 2008, UNS Electric had not posted any credit enhancement with its counterparties and had not collected any collateral margin from its counterparties.

ITEM 4. – CONTROLS AND PROCEDURES

UniSource Energy and TEP’s Chief Executive Officer and Chief Financial Officer supervised and participated in UniSource Energy and TEP’s evaluation of their disclosure controls and procedures as such term is defined under Rule 13a – 15(e) or Rule 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2008.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in UniSource Energy and TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by UniSource Energy and TEP in the reports that they file or submit under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, UniSource Energy and TEP’s Chief Executive Officer and Chief Financial Officer concluded that UniSource Energy and TEP’s disclosure controls and procedures are effective.

While UniSource Energy and TEP continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting, there has been no change in UniSource Energy or TEP’s internal control over financial reporting during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, UniSource Energy or TEP’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. – LEGAL PROCEEDINGS

There are no pending material legal proceedings to which the Company is a party, other than routine litigation incidental to the business of the Company.  We discuss other legal proceedings in Note 7 of Notes to Consolidated Financial Statements, Commitments and Contingencies.

ITEM 1A. – RISK FACTORS

The business and financial results of UniSource Energy and TEP are subject to numerous risks and uncertainties.  The risks and uncertainties have not changed materially from those reported in our 2007 Annual Report on Form 10-K.

ITEM 2. – UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities – None.

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

UniSource Energy conducted its annual meeting of shareholders on May 2, 2008.  At that meeting, shareholders of UniSource Energy elected members of the Board of Directors and ratified the selection of UniSource Energy’s independent auditors for 2008.  The vote totals for each proposal are summarized below.

Proposal 1: Election of Directors	Votes For	Votes Withheld
Lawrence J. Aldrich	30,301,585	196,802
Barbara M. Baumann	30,303,476	194,911
Larry W. Bickle	30,290,167	208,220
Elizabeth T. Bilby	30,303,794	194,593
Harold W. Burlingame	30,300,062	198,325
John L. Carter	30,297,661	200,726
Robert A. Elliott	30,300,043	198,344
Daniel W.L. Fessler	30,299,083	199,304
Kenneth Handy	30,300,937	197,450
Warren Y. Jobe	30,300,465	197,922
Ramiro G. Peru	30,297,287	201,100
James S. Pignatelli	30,208,590	289,797
Gregory A. Pivirotto	30,300,680	197,707
Joaquin Ruiz	30,297,038	201,349
	Votes For	Votes Against	Abstained
Proposal 2: Ratification of Selection of Independent Auditor	30,254,833	186,926	56,925

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

Adjusted EBITDA and Net Cash Flows - Operating Activities

UniSource Energy
Three Months Ended March 31,
	2008	2007
- Millions of Dollars -
Adjusted EBITDA (non-GAAP) (1)	$ 83	$ 96
Net Cash Flows - Operating Activities (GAAP)	$ 55	$ 65
Net Cash Flows - Investing Activities (GAAP)	$ (79)	$ (41)
Net Cash Flows - Financing Activities (GAAP)	$ 29	$ (33)

TEP
Three Months Ended March 31,
	2008	2007
- Millions of Dollars -
Adjusted EBITDA (non-GAAP) (1)	$ 62	$ 77
Net Cash Flows - Operating Activities (GAAP)	$ 55	$ 50
Net Cash Flows - Investing Activities (GAAP)	$ (63)	$ (26)
Net Cash Flows - Financing Activities (GAAP)	$ 18	$ (10)

Reconciliation of Adjusted EBITDA to Cash Flows from Operations

	UniSource Energy
	Three Months Ended March 31,
	2008	2007
	- Millions of Dollars -
Adjusted EBITDA (non-GAAP) (1)	$ 83	$ 96
Amounts from the Income Statements:
Less: Income Taxes	-	4
Less: Total Interest Expense	31	35
Changes in Assets and Liabilities and Other Non-Cash Items	3	8
Net Cash Flows - Operating Activities (GAAP)	55	65
Net Cash Flows - Investing Activities (GAAP)	(79)	(41)
Net Cash Flows - Financing Activities (GAAP)	29	(33)
Net Decrease in Cash and Cash Equivalents (GAAP)	$ 5	$ (9)

	TEP
	Three Months Ended March 31,
	2008	2007
	- Millions of Dollars -
Adjusted EBITDA (non-GAAP) (1)	$ 62	$ 77
Amounts from the Income Statements:
Less: Income Taxes	(4)	1
Less: Total Interest Expense	26	29
Changes in Assets and Liabilities and Other Non-Cash Items	15	3
Net Cash Flows - Operating Activities (GAAP)	55	50
Net Cash Flows - Investing Activities (GAAP)	(63)	(26)
Net Cash Flows - Financing Activities (GAAP)	18	(10)
Net Increase (Decrease) in Cash and Cash Equivalents
(GAAP)	$ 10	$ 14

(1) Adjusted EBITDA was calculated as follows:

	UniSource Energy
	Three Months Ended March 31,
	2008	2007
	- Millions of Dollars -
Net (Loss) Income (GAAP)	$ (3)	$ 5
Amounts from the Income Statements:
Plus: Income Taxes	-	4
Total Interest Expense	31	35
Depreciation and Amortization	36	35
Amortization of Transition Recovery Asset	17	15
Depreciation included in Fuel and Other O&M
Expense (see Note 13 of Notes to Consolidated
Financial Statements)	2	2
Adjusted EBITDA (non-GAAP)	$ 83	$ 96

	TEP
	Three Months Ended March 31,
	2008	2007
	- Millions of Dollars -
Net (Loss) Income (GAAP)	$ (9)	$ 1
Amounts from the Income Statements:
Plus: Income Taxes	(4)	1
Total Interest Expense	26	29
Depreciation and Amortization	31	29
Amortization of Transition Recovery Asset	17	15
Depreciation included in Fuel and Other O&M
Expense (see Note 13 of Notes to Consolidated
Financial Statements)	1	2
Adjusted EBITDA (non-GAAP)	$ 62	$ 77

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

	As of March 31, 2008	As of December 31, 2007
- Millions of Dollars -
Net Debt (non-GAAP)	$ 1,354	$ 1,306
Total Debt and Capital Lease Obligations (GAAP)	$ 1,447	$ 1,411

Reconciliation of Total Debt and Capital Lease Obligations to Net Debt

	As of March 31, 2008	As of December 31, 2007
	- Millions of Dollars -
Total Debt (GAAP)	$ 912	$ 821

Capital Lease Obligations	514	531
Current Portion – Capital Lease Obligations	21	59
Total Debt and Capital Lease Obligations (GAAP)	1,447	1,411

Investment in Lease Debt	(93)	(105)
Net Debt (non-GAAP)	$ 1,354	$ 1,306

Ratio of Earnings to Fixed Charges

The following table reflects the ratio of earnings to fixed charges for UniSource Energy and TEP:

	3 Months Ended	12 Months Ended
	March 31, 2008	March 31, 2008
UniSource Energy	0.87	1.60

TEP	0 78	1.62

For the three months ended March 31, 2008, UniSource Energy and TEP had a deficiency of $6 million and $4 million, respectively.

ITEM 6. – EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.  The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

UNISOURCE ENERGY CORPORATION (Registrant)
Date: May 12, 2008	/s/	Kevin P. Larson
Kevin P. Larson Senior Vice President and Principal Financial Officer

TUCSON ELECTRIC POWER COMPANY (Registrant)
Date: May 12, 2008	/s/	Kevin P. Larson
Kevin P. Larson Senior Vice President and Principal Financial Officer

EXHIBIT INDEX

12(a)	--	Computation of Ratio of Earnings to Fixed Charges – UniSource Energy.

12(b)	--	Computation of Ratio of Earnings to Fixed Charges – TEP.

15	--	Letter regarding unaudited interim financial information.

31(a)	--	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – UniSource Energy, by James S. Pignatelli.

31(b)	--	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – UniSource Energy, by Kevin P. Larson.

31(c)	--	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – TEP, by James S. Pignatelli.

31(d)	--	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – TEP, by Kevin P. Larson.

*32	--	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.