Form 10-Q
period 2008-06-30
UNISOURCE ENERGY CORP; TUCSON ELECTRIC POWER CO
filed 2008-08-11
CIK 941138, 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________________.

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

UniSource Energy Corporation	Large Accelerated Filer X Accelerated Filer__ Non-accelerated filer__ Smaller Reporting Company___
Tucson Electric Power Company	Large Accelerated Filer__ Accelerated Filer__ Non-accelerated filer X Smaller Reporting Company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
UniSource Energy Corporation	Yes	No X
Tucson Electric Power Company	Yes	No X

At August 5, 2008, 35,491,672 shares of UniSource Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding.

At August 5, 2008, 32,139,434 shares of Tucson Electric Power Company’s common stock, no par value, were outstanding, all of which were held by UniSource Energy Corporation.

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

DEFINITIONS

The abbreviations and acronyms used in the 2008 second quarter report on Form 10-Q are defined below:

ACC	Arizona Corporation Commission.
AECC	Arizonans for Electric Choice and Competition.
AMT	Alternative Minimum Tax.
APS	Arizona Public Service.
BMGS	Black Mountain Generating Station under development by UED.
Btu	British thermal unit(s).
Capacity	The ability to produce power; the most power a unit can produce or the maximum that can be taken under a contract, measured in MWs.
Citizens	Citizens Communications Company.
Common Stock	UniSource Energy’s common stock, without par value.
Company or UniSource Energy	UniSource Energy Corporation.
Cooling Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting 75 from the average of the high and daily low temperatures.
DSM	Demand side management.
Emission Allowance(s)	An allowance issued by the Environmental Protection Agency which permits emission of one ton of sulfur dioxide or one ton of nitrogen oxide. These allowances can be bought and sold.
Energy	The amount of power produced over a given period of time measured in MWh.
ESP	Energy Service Provider.
FAS 71	Statement of Financial Accounting Standards No. 71: Accounting for The Effects of Certain Types of Regulation.
FAS 133	Statement of Financial Accounting Standards No. 133: Accounting for Derivative Instruments and Hedging Activities, as amended.
FAS 143	Statement of Financial Accounting Standards No. 143: Accounting for Asset Retirement Obligations.
FERC	Federal Energy Regulatory Commission.
Fixed CTC	Competition Transition Charge of approximately $0.009 per kWh that is included in TEP’s retail rate for the purpose of recovering TEP’s $450 million TRA by December 31, 2008.
Four Corners	Four Corners Generating Station.
Heating Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting the average of the high and low daily temperatures from 65.
ICRA	Implementation Cost Regulatory Asset.
IDBs	Industrial Development Revenue Bonds.
IRS	Internal Revenue Service.
kWh	Kilowatt-hour(s).
LIBOR	London Interbank Offered Rate.
Luna	Luna Energy Facility.
Mark-to-Market Adjustments	Forward energy sales and purchase contracts that are considered to be derivatives are adjusted monthly by recording unrealized gains and losses to reflect the market prices at the end of each month.
Millennium	Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UniSource Energy.
MMBtu	Million British Thermal Units.
MW	Megawatt(s).
MWh	Megawatt-hour(s).
Navajo	Navajo Generating Station.
PGA	Purchased Gas Adjuster, a retail rate mechanism designed to recover the cost of gas purchased for retail gas customers.
Pima Authority	The Industrial Development Authority of the County of Pima.
PPFAC	Purchased Power and Fuel Adjustment Clause.
PWMT	Pinnacle West Marketing and Trading.

REST	Renewable Energy Standard and Tariff.
RUCO	Residential Utility Consumer Office.
Rules	Retail Electric Competition Rules.
Salt River Project	A public power utility serving more than 900,000 customers in Phoenix, Arizona.
San Juan	San Juan Generating Station.
1999 Settlement Agreement	TEP’s 1999 Settlement Agreement approved by the ACC in November 1999 that provided for electric retail competition and transition asset recovery.
SO2.	Sulfur dioxide.
Springerville	Springerville Generating Station.
Springerville Coal Handling Facilities Leases	Leveraged lease arrangements relating to the coal handling facilities serving Springerville.
Springerville Common Facilities	Facilities at Springerville used in common with Springerville Unit 1 and Springerville Unit 2.
Springerville Common Facilities Leases	Leveraged lease arrangements relating to an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 1	Unit 1 of the Springerville Generating Station.
Springerville Unit 1 Leases	Leveraged lease arrangement relating to Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 2	Unit 2 of the Springerville Generating Station.
Springerville Unit 3	Unit 3 of the Springerville Generating Station.
Springerville Unit 4	Unit 4 of the Springerville Generating Station.
SRP	Salt River Project Agricultural Improvement and Power District.
Sundt	H. Wilson Sundt Generating Station.
Sundt Unit 4	Unit 4 of the H. Wilson Sundt Generating Station.
TEP	Tucson Electric Power Company, the principal subsidiary of UniSource Energy.
TEP Credit Agreement	Amended and Restated Credit Agreement between TEP and a syndicate of Banks, dated as of August 11, 2006.
TEP Letter of Credit Facility	Letter of credit facility between TEP and a syndicate of Banks, dated as of April 30, 2008.
TEP Revolving Credit Facility	Revolving credit facility under the TEP Credit Agreement.
Therm	A unit of heating value equivalent to 100,000 British thermal units (Btu).
TOU	Time of use.
TRA	Transition Recovery Asset, a $450 million regulatory asset established in TEP’s 1999 Settlement Agreement to be fully recovered by December 31, 2008.
Tri-State	Tri-State Generation and Transmission Association.
UED	UniSource Energy Development Company, a wholly-owned subsidiary of UniSource Energy, which engages in developing generation resources and other project development services and related activities.
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

We have reviewed the accompanying condensed consolidated balance sheet of UniSource Energy Corporation and its subsidiaries (the Company) as of June 30, 2008, and the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 30, 2008 and 2007, the condensed consolidated statement of changes in stockholders' equity and comprehensive income for the six-month period ended June 30, 2008, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, of cash flows, of capitalization, and of changes in stockholders' equity and comprehensive income for the year then ended (not presented herein), and in our report dated February 26, 2008, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Chicago, Illinois
August 8, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of
Tucson Electric Power Company:

We have reviewed the accompanying condensed consolidated balance sheet of Tucson Electric Power Company and its subsidiaries (the Company) as of June 30, 2008, and the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 30, 2008 and 2007, the condensed consolidated statement of changes in stockholder’s equity and comprehensive income for the six-month period ended June 30, 2008, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Chicago, Illinois
August 8, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended			Six Months Ended
June 30,			June 30,
2008	2007		2008	2007
(Unaudited)			(Unaudited)
-Thousands of Dollars-			- Thousands of Dollars -
(Except Per Share Amounts)			(Except Per Share Amounts)
		Operating Revenues
$ 249,106	$ 249,462	Electric Retail Sales	$ 446,838	$ 445,212
(14,898)	-	Provision for Rate Refunds - CTC Revenue	(14,898)	-
234,208	249,462	Net Electric Retail Sales	431,940	445,212
77,457	44,525	Electric Wholesale Sales	129,825	93,290
29,649	22,850	Gas Revenue	95,047	84,960
19,008	12,935	Other Revenues	33,644	24,151
360,322	329,772	Total Operating Revenues	690,456	647,613

		Operating Expenses
74,321	72,208	Fuel	142,271	133,288
120,003	81,229	Purchased Energy	221,876	167,036
74,614	63,304	Other Operations and Maintenance	145,651	134,120
36,281	34,515	Depreciation and Amortization	72,434	68,981
6,695	19,219	Amortization of Transition Recovery Asset	23,945	34,205
12,525	12,166	Taxes Other Than Income Taxes	25,119	24,653
324,439	282,641	Total Operating Expenses	631,296	562,283
35,883	47,131	Operating Income	59,160	85,330

		Other Income (Deductions)
3,039	4,686	Interest Income	6,204	9,244
2,699	4,098	Other Income	5,198	5,299
(2,291)	(1,614)	Other Expense	(2,882)	(2,251)
3,447	7,170	Total Other Income (Deductions)	8,520	12,292

		Interest Expense
18,175	18,276	Long-Term Debt	35,420	36,265
14,331	16,126	Interest on Capital Leases	28,667	32,278
582	1,651	Other Interest Expense	1,723	3,412
(1,628)	(1,634)	Interest Capitalized	(3,175)	(3,029)
31,460	34,419	Total Interest Expense	62,635	68,926

7,870	19,882	Income before Income Taxes	5,045	28,696
3,123	8,076	Income Tax Expense	2,913	11,947

$ 4,747	$ 11,806	Net Income	$ 2,132	$ 16,749

35,612	35,472	Weighted-average Shares of Common Stock Outstanding (000)	35,585	35,447

$ 0.13	$ 0.33	Basic Earnings per Share	$ 0.06	$ 0.47

$ 0.13	$ 0.32	Diluted Earnings per Share	$ 0.06	$ 0.46

$ 0.240	$ 0.225	Dividends Declared per Share	$ 0.480	$ 0.450

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
	-Thousands of Dollars-
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$ 462,364	$ 461,510
Cash Receipts from Electric Wholesale Sales	168,457	158,217
Cash Receipts from Gas Sales	120,351	114,813
Cash Receipts from Operating Springerville Unit 3	28,221	18,123
Interest Received	10,973	10,068
Performance Deposits	-	(3,000)
Sale of Excess Emission Allowances	1,494	6,920
Income Tax Refunds Received	13,082	1,016
Other Cash Receipts	7,475	6,048
Purchased Energy Costs Paid	(254,533)	(225,584)
Fuel Costs Paid	(135,114)	(124,525)
Wages Paid, Net of Amounts Capitalized	(57,303)	(59,416)
Payment of Other Operations and Maintenance Costs	(77,309)	(80,292)
Capital Lease Interest Paid	(27,980)	(33,891)
Taxes Paid Other than Income Taxes, Net of Amounts Capitalized	(76,816)	(74,971)
Interest Paid, Net of Amounts Capitalized	(29,799)	(34,830)
Income Taxes Paid	(9,900)	(17,823)
Excess Tax Benefit from Stock Options Exercised	(594)	(440)
Other Cash Payments	(2,893)	(2,497)
Net Cash Flows – Operating Activities	140,176	119,446

Cash Flows from Investing Activities
Capital Expenditures	(186,875)	(118,522)
Deposit - Collateral Trust Bond Trustee	(133,111)	-
Proceeds from Investment in Springerville Lease Debt	11,333	11,206
Proceeds from the Sale of Land	537	2,018
Return of Investment from Millennium Energy Business	816	10
Other Cash Receipts	4,040	2,467
Investment in and Loans to Equity Investees	(66)	(366)
Other Cash Payments	(699)	(2,657)
Net Cash Flows - Investing Activities	(304,025)	(105,844)

Cash Flows from Financing Activities
Proceeds from Issuance of Long-Term Debt	220,745	-
Proceeds from Borrowings under Revolving Credit Facilities	167,000	128,000
Payments on Borrowings under Revolving Credit Facilities	(122,000)	(77,000)
Payments on Capital Lease Obligations	(62,177)	(55,900)
Common Stock Dividends Paid	(17,000)	(15,878)
Repayments of Long-Term Debt	(13,000)	(3,000)
Payment of Debt Issue/Retirement Costs	(2,089)	(285)
Proceeds from Stock Options Exercised	1,861	1,345
Excess Tax Benefit from Stock Options Exercised	594	440
Other Cash Receipts	4,280	4,940
Other Cash Payments	(1,581)	(4,375)
Net Cash Flows - Financing Activities	176,633	(21,713)

Net Increase (Decrease) in Cash and Cash Equivalents	12,784	(8,111)
Cash and Cash Equivalents, Beginning of Year	90,373	104,241
Cash and Cash Equivalents, End of Period	$ 103,157	$ 96,130

See Note 13 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS	- Thousands of Dollars -
Utility Plant
Plant in Service	$ 3,710,527	$ 3,565,735
Utility Plant under Capital Leases	702,337	702,337
Construction Work in Progress	203,385	195,105
Total Utility Plant	4,616,249	4,463,177
Less Accumulated Depreciation and Amortization	(1,576,259)	(1,534,424)
Less Accumulated Amortization of Capital Lease Assets	(534,215)	(521,458)
Total Utility Plant - Net	2,505,775	2,407,295

Investments and Other Property
Investments in Lease Debt and Equity	140,734	152,544
Other	66,469	70,677
Total Investments and Other Property	207,203	223,221

Current Assets
Cash and Cash Equivalents	103,157	90,373
First Collateral Trust Bond Deposit	133,111	-
Accounts Receivable - Retail and Other	74,883	67,885
Accounts Receivable - Wholesale Sales	58,517	46,316
Unbilled Accounts Receivable	68,357	62,101
Allowance for Doubtful Accounts	(19,045)	(18,446)
Materials and Fuel	88,588	82,433
Regulatory Assets	9,812	9,554
Energy Contracts - Derivative Assets	70,795	5,489
Deferred Income Taxes - Current	37,991	60,055
Income Tax Receivable	15,591	-
Interest Receivable on Capital Lease Debt Investment	5,454	6,033
Interest Receivable - Other	86	3,417
Other	17,770	15,030
Total Current Assets	665,067	430,240

Regulatory and Other Assets
Income Taxes Recoverable Through Future Revenues	28,071	30,009
Regulatory Assets - Other	35,777	37,015
Energy Contracts - Derivative Assets	27,782	8,339
Regulatory Assets - Transition Recovery Asset	-	23,944
Other Assets	24,621	25,653
Total Regulatory and Other Assets	116,251	124,960
Total Assets	$ 3,494,296	$ 3,185,716

See Notes to Condensed Consolidated Financial Statements.

(Continued)

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
CAPITALIZATION AND OTHER LIABILITIES	- Thousands of Dollars -
Capitalization
Common Stock	$ 706,312	$ 702,368
Accumulated Deficit	(16,097)	(628)
Accumulated Other Comprehensive Income (Loss)	5,611	(11,665)
Common Stock Equity	695,826	690,075
Capital Lease Obligations	521,107	530,973
Long-Term Debt	1,306,615	993,870
Total Capitalization	2,523,548	2,214,918

Current Liabilities
Current Obligations under Capital Leases	20,758	58,599
Borrowing Under Revolving Credit Facilities	20,000	10,000
Current Maturities of Long-Term Debt	134,300	204,300
Accounts Payable - Purchased Power	81,172	50,684
Accounts Payable	68,861	72,003
Interest Accrued	35,527	48,091
Accrued Taxes Other than Income Taxes	37,120	36,775
Accrued Employee Expenses	20,756	24,585
Regulatory Liabilities - Over-Recovered Purchased Energy Costs	11,095	13,084
Customer Deposits	21,651	21,425
Regulatory Liabilities - Derivatives Instruments	30,923	3,410
Regulatory Liabilities - Deferred CTC Revenue	14,912	-
Regulatory Liabilities - Other	2,520	26
Energy Contracts - Derivative Liabilities	20,976	3,193
Other	2,197	1,506
Total Current Liabilities	522,768	547,681

Deferred Credits and Other Liabilities
Deferred Income Taxes - Noncurrent	158,958	149,730
Pension and Other Post-Retirement Benefits	76,048	76,407
Regulatory Liabilities - Net Cost of Removal for Interim Retirements	118,701	106,695
Regulatory Liabilities - Derivatives Instruments	13,146	6,426
Regulatory Liabilities - Over-Recovered Purchased Power Costs	-	9,295
Customer Advances for Construction	30,791	28,798
Energy Contracts - Derivative Liabilities	6,952	4,930
Other	43,384	40,836
Total Deferred Credits and Other Liabilities	447,980	423,117

Commitments and Contingencies (Note 7)
Total Capitalization and Other Liabilities	$ 3,494,296	$ 3,185,716

See Notes to Condensed Consolidated Financial Statements.

(Concluded)

UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

				Accumulated
	Common			Other	Total
	Shares	Common	Accumulated	Comprehensive	Stockholders'
	Issued*	Stock	Deficit	Income (Loss)	Equity
	(Unaudited)
	- Thousands of Dollars -

Balances at December 31, 2007	35,315	$ 702,368	$ (628)	$ (11,665)	$ 690,075

Impact of Change in Pension Plan Measurement Date			(603)		(603)

Comprehensive Income
2008 Year-to-Date Net Income			2,132		2,132

Unrealized Gain on Cash Flow Hedges
(net of $12,768 income taxes)				19,473	19,473

Reclassification of Unrealized Gain on
Cash Flow Hedges to Net Income
(net of $1,381 income taxes)				(2,107)	(2,107)

Employee Benefit Obligations
Amortization of net actuarial loss and prior service credit
included in net periodic benefit cost
(net of $59 income taxes)				(90)	(90)

Total Comprehensive Income					19,408

Dividends Declared			(16,998)		(16,998)
Shares Issued under Stock Compensation Plans	22
Shares Issued for Stock Options	113	1,861			1,861
Tax Benefit Realized from Stock Options Exercised		594			594
Other		1,489			1,489

Balances at June 30, 2008	35,450	$ 706,312	$ (16,097)	$ 5,611	$ 695,826

* UniSource Energy has 75 million authorized shares of Common Stock.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended			Six Months Ended
June 30,			June 30,
2008	2007		2008	2007
(Unaudited)			(Unaudited)
- Thousands of Dollars -			- Thousands of Dollars -
		Operating Revenues
$ 205,970	$ 209,400	Electric Retail Sales	$ 367,222	$ 369,352
(14,898)	-	Provision for Rate Refunds - CTC Revenue	(14,898)	-
191,072	209,400	Net Electric Retail Sales	352,324	369,352
82,582	43,750	Electric Wholesale Sales	134,895	93,217
20,487	15,221	Other Revenues	35,524	25,431
294,141	268,371	Total Operating Revenues	522,743	488,000

		Operating Expenses
72,749	72,208	Fuel	140,699	133,288
78,554	39,162	Purchased Power	110,776	57,017
63,911	52,594	Other Operations and Maintenance	124,534	111,724
30,707	29,579	Depreciation and Amortization	61,997	58,641
6,695	19,219	Amortization of Transition Recovery Asset	23,945	34,205
10,516	10,189	Taxes Other Than Income Taxes	21,064	20,606
263,132	222,951	Total Operating Expenses	483,015	415,481
31,009	45,420	Operating Income	39,728	72,519

		Other Income (Deductions)
2,678	3,908	Interest Income	5,466	7,688
2,260	1,784	Other Income	4,018	2,469
(258)	(1,271)	Other Expense	(731)	(1,677)
4,680	4,421	Total Other Income (Deductions)	8,753	8,480

		Interest Expense
12,624	12,676	Long-Term Debt	24,337	25,115
14,327	16,120	Interest on Capital Leases	28,655	32,266
464	1,399	Other Interest Expense	1,469	2,958
(1,297)	(992)	Interest Capitalized	(2,352)	(1,867)
26,118	29,203	Total Interest Expense	52,109	58,472

9,571	20,638	Income Before Income Taxes	(3,628)	22,527
3,806	8,367	Income Tax Expense (Benefit)	(530)	9,435

$ 5,765	$ 12,271	Net Income (Loss)	$ (3,098)	$ 13,092

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
	-Thousands of Dollars-
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$ 380,725	$ 380,576
Cash Receipts from Electric Wholesale Sales	168,272	158,217
Cash Receipts from Operating Springerville Unit 3	28,221	18,123
Income Tax Refunds Received	11,484	-
Interest Received	9,921	8,476
Reimbursement of Affiliate Charges	6,814	-
Sale of Excess Emission Allowances	1,494	6,920
Other Cash Receipts	3,569	3,937
Fuel Costs Paid	(134,967)	(124,525)
Purchased Power Costs Paid	(119,557)	(106,577)
Wages Paid, Net of Amounts Capitalized	(45,448)	(47,277)
Payment of Other Operations and Maintenance Costs	(73,929)	(74,181)
Capital Lease Interest Paid	(27,966)	(33,879)
Taxes Other than Income Taxes Paid, Net of Amounts Capitalized	(55,782)	(54,389)
Interest Paid, Net of Amounts Capitalized	(19,598)	(24,264)
Income Taxes Paid	-	(16,017)
Other Cash Payments	(2,086)	(1,937)
Net Cash Flows – Operating Activities	131,167	93,203

Cash Flows from Investing Activities
Capital Expenditures	(153,031)	(82,397)
Deposit - Collateral Trust Bond Trustee	(133,111)	-
Proceeds from Investment in Springerville Lease Debt	11,333	11,206
Proceeds from Sale of Land	537	642
Other Cash Payments	(699)	(2,325)
Other Cash Receipts	4,040	8
Net Cash Flows - Investing Activities	(270,931)	(72,866)

Cash Flows from Financing Activities
Proceeds from Issuance of Long-Term Debt	220,745	-
Proceeds from Borrowings under Revolving Credit Facility	120,000	105,000
Payments on Borrowings under Revolving Credit Facility	(110,000)	(52,000)
Payments on Capital Lease Obligations	(62,137)	(55,854)
Repayments of Long-Term Debt	(10,000)	-
Payment of Debt Issue/Retirement Costs	(2,073)	(271)
Other Cash Receipts	553	4,727
Other Cash Payments	(294)	(533)
Net Cash Flows - Financing Activities	156,794	1,069

Net Increase in Cash and Cash Equivalents	17,030	21,406
Cash and Cash Equivalents, Beginning of Year	26,610	19,711
Cash and Cash Equivalents, End of Period	$ 43,640	$ 41,117

See Note 13 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS	- Thousands of Dollars -
Utility Plant
Plant in Service	$ 3,214,279	$ 3,143,823
Utility Plant under Capital Leases	701,631	701,631
Construction Work in Progress	179,058	123,833
Total Utility Plant	4,094,968	3,969,287
Less Accumulated Depreciation and Amortization	(1,533,928)	(1,490,724)
Less Accumulated Amortization of Capital Lease Assets	(533,768)	(521,057)
Total Utility Plant - Net	2,027,272	1,957,506

Investments and Other Property
Investments in Lease Debt and Equity	140,734	152,544
Other	33,537	35,460
Total Investments and Other Property	174,271	188,004

Current Assets
Cash and Cash Equivalents	43,640	26,610
First Collateral Trust Bond Deposit	133,111	-
Accounts Receivable - Wholesale Sales	58,034	46,316
Accounts Receivable - Retail and Other	54,322	44,431
Unbilled Accounts Receivable	50,587	35,941
Allowance for Doubtful Accounts	(16,727)	(16,538)
Intercompany Accounts Receivable	23,633	8,740
Income Tax Receivable	5,552	8,070
Materials and Fuel Inventory	78,266	72,732
Regulatory Assets	9,812	9,554
Deferred Income Taxes - Current	38,346	59,157
Interest Receivable on Capital Lease	5,454	6,033
Interest Receivable - Current	-	3,350
Energy Contracts - Derivative Instruments	34,239	2,036
Other	15,449	13,062
Total Current Assets	533,718	319,494

Regulatory and Other Assets
Income Taxes Recoverable Through Future Revenues	28,071	30,009
Regulatory Assets - Other	33,410	34,123
Energy Contracts - Derivative Instruments	8,000	492
Regulatory Assets - Transition Recovery Asset	-	23,945
Other Assets	19,331	19,463
Total Regulatory and Other Assets	88,812	108,032

Total Assets	$ 2,824,073	$ 2,573,036

See Notes to Condensed Consolidated Financial Statements.

(Continued)

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
CAPITALIZATION AND OTHER LIABILITIES	- Thousands of Dollars -
Capitalization
Common Stock	$ 813,971	$ 813,971
Capital Stock Expense	(6,357)	(6,357)
Accumulated Deficit	(222,112)	(218,488)
Accumulated Other Comprehensive Income (Loss)	1,084	(11,777)
Common Stock Equity	586,586	577,349
Capital Lease Obligations	520,905	530,714
Long-Term Debt	903,615	682,870
Total Capitalization	2,011,106	1,790,933

Current Liabilities
Current Obligations under Capital Leases	20,661	58,502
Current Maturities of Long-Term Debt	128,300	138,300
Borrowing Under Revolving Credit Facility	20,000	10,000
Accounts Payable	62,940	64,664
Accounts Payable - Purchased Power	62,069	22,935
Intercompany Accounts Payable	8,304	4,512
Interest Accrued	29,000	41,394
Accrued Taxes Other than Income Taxes	30,618	28,690
Accrued Employee Expenses	18,777	22,557
Energy Contracts - Derivative Instruments	19,281	2,460
Regulatory Liabilities - Deferred CTC Revenue	14,912	-
Regulatory Liabilities - Other	2,134	-
Other	16,937	15,533
Total Current Liabilities	433,933	409,547

Deferred Credits and Other Liabilities
Deferred Income Taxes - Noncurrent	163,264	163,834
Regulatory Liabilities - Net Cost of Removal for Interim Retirements	91,325	87,311
Energy Contracts - Derivative Instruments	3,771	3,278
Pension and Other Post-Retirement Benefits	72,535	72,755
Other	48,139	45,378
Total Deferred Credits and Other Liabilities	379,034	372,556

Commitments and Contingencies (Note 7)

Total Capitalization and Other Liabilities	$ 2,824,073	$ 2,573,036

See Notes to Condensed Consolidated Financial Statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME

				Accumulated
		Capital		Other	Total
	Common	Stock	Accumulated	Comprehensive	Stockholder's
	Stock	Expense	Deficit	Income (Loss)	Equity
	(Unaudited)
	- Thousands of Dollars -

Balances at December 31, 2007	$ 813,971	$ (6,357)	$ (218,488)	$ (11,777)	$ 577,349

Impact of Change in Pension Plan Measurement Date			(526)		(526)

Comprehensive Income:
2008 Year-to-Date Net Loss			(3,098)		(3,098)

Unrealized Gain on Cash Flow Hedges
(net of $9,800 income taxes)				14,947	14,947

Reclassification of Unrealized Gains on
Cash Flow Hedges to Net Income
(net of $1,309 income taxes)				(1,996)	(1,996)

Employee Benefit Obligations
Amortization of net actuarial loss and prior service credit
included in net periodic benefit cost
(net of $59 income taxes)				(90)	(90)

Total Comprehensive Income					9,763

Balances at June 30, 2008	$ 813,971	$ (6,357)	$ (222,112)	$ 1,084	$ 586,586

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

TEP, a regulated public utility, is UniSource Energy’s largest operating subsidiary and represented approximately 81% of UniSource Energy’s assets as of June 30, 2008.  TEP generates, transmits and distributes electricity to approximately 399,000 retail electric customers in a 1,155 square mile area in Southern Arizona.  TEP also sells electricity to other utilities and power marketing entities primarily located in the Western U.S.  In addition, TEP operates Springerville Unit 3 on behalf of Tri-State Generation and Transmission Association, Inc. (Tri-State).

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

In May 2008, UED completed the development of the Black Mountain Generating Station (BMGS), a 90 MW gas turbine project in Northern Arizona and, through a power sale agreement (PPA), is providing energy to UNS Electric.

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

To be comparable with the 2008 presentation, UniSource Energy and TEP reclassified in the prior year Statements of Income less than $0.5 million, from Other Income to Interest Income.

In June 2008, UniSource Energy recorded a pre-tax charge of approximately $2 million ($1.2 million after tax) related to an investment impairment for Valley Ventures III LP, a Millennium investment, $1 million ($0.6 million after-tax) of which should have been recorded prior to 2008.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

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

The Rules and the 1999 Settlement Agreement established:

•	a period from November 1999 through 2008 for TEP to transition its generation assets from a cost of service based rate structure to a market, or competitive, rate structure;
•	the recovery through rates during the transition period of $450 million of stranded generation costs (Transition Recovery Asset) through a fixed competitive transition charge (Fixed CTC);
•	capped rates for TEP retail customers through 2008;
•	an ACC interim review of TEP retail rates in 2004;
•	unbundling of electric services with separate rates or prices for generation, transmission, distribution, metering, meter reading, billing and collection, and ancillary services;
•	a process for Energy Service Providers (ESPs) to become licensed by the ACC to sell generation services at market prices to TEP retail customers;
•	access for TEP retail customers to buy market priced generation services from ESPs beginning in 2000 (currently, no TEP customers are purchasing generation services from ESPs); and
•	transmission and distribution services would remain subject to regulation on a cost of service basis.

We believe that the 1999 Settlement Agreement provides that the price TEP charges its retail customers for generation be market-based and its retail customers should begin paying the market rate for generation services beginning on January 1, 2009.  However, TEP is in the process of a rate proceeding to determine customer rates in 2009.  See TEP 2008 Proposed Settlement Agreement discussed below.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

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

TEP 2008 Proposed Settlement Agreement

In May 2008, TEP filed a settlement agreement (TEP 2008 Proposed Settlement Agreement) with the ACC.  Hearings before an ACC administrative law judge (ALJ) concluded on July 16, 2008.  TEP expects the ALJ to issue an opinion and order regarding the TEP 2008 Proposed Settlement Agreement in the third or fourth quarter of 2008. The opinion issued by the ALJ will be subject to ACC approval.  TEP expects the ACC to issue a final order in the fourth quarter of 2008.  TEP cannot predict the outcome of the TEP 2008 Proposed Settlement Agreement proceedings.

The TEP 2008 Proposed Settlement Agreement provides for a cost of service rate methodology for TEP’s generation assets; a base rate increase of 6% over TEP’s current retail rates; the fuel rate included in base rates would be 2.9 cents per kilowatt-hour (kWh); a PPFAC effective January 1, 2009; a base rate moratorium through January 1, 2013; and a waiver of any claims under the 1999 Settlement Agreement.

Since the TEP 2008 Proposed Settlement Agreement provides for a cost of service methodology, TEP is analyzing the implications of reapplying FAS 71 for its generation operations.

Transition Recovery Asset and Provision for Rate Refunds

In May 2008, TEP fully amortized the remaining Transition Recovery Asset (TRA) balance, as costs were fully recovered through rates.  At December 31, 2007, the TRA balance was $24 million.

In May 2007, the ACC ordered that TEP’s current Fixed CTC revenue shall remain at their current level until the effective date of a final order in the TEP 2008 Proposed Settlement Agreement proceeding.  The cash collected in excess of the TRA along with accrued interest is subject to refund to the ratepayer.

While the TEP 2008 Proposed Settlement Agreement does not address the treatment of the Fixed CTC revenue collected in excess of the TRA, it provides, to the extent the ACC determines that the excess should be refunded to customers, that TEP will reduce the amount collectible through the PPFAC by up to $32.5 million.  As a result of the uncertainty regarding the treatment of the Fixed CTC revenue, TEP recorded a $15 million provision for rate refunds against its Electric Retail Sales and also reflected the provision as Regulatory Liabilities – Deferred CTC Revenue.  The $15 million of deferred revenue represents the total amount of CTC revenue collected as of June 30, 2008, which is in excess of the TRA.

Renewable Energy Standard and Tariff (REST)

In April 2008, the ACC approved a REST surcharge for TEP, which is effective from June 1, 2008, and allows TEP to recover the cost of qualified renewable expenditures, such as payments to customers who have renewable energy resources or the incremental cost of renewable power generated or purchased by TEP.  Any surcharge collected in excess of qualified renewable expenditures will be reflected in the financial statements as a current regulatory liability.  Conversely, qualified renewable expenditures in excess of the REST surcharge will be reflected as a current regulatory asset.  At June 30, 2008, TEP had a current regulatory liability of $2 million.

The TEP 2008 Proposed Settlement Agreement includes a REST adjustor mechanism which, if approved, would allow TEP to file an application with the ACC to apply any shortage or surplus in the prior year’s program expenses to the subsequent year’s REST surcharge.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

Future Implications of Discontinuing Application of FAS 71

TEP continues to apply FAS 71 to its regulated operations, which include the transmission and distribution portions of its business.  TEP regularly assesses whether it can continue to apply FAS 71 to these operations.  If TEP stopped applying FAS 71 to its remaining regulated operations, it would write-off the related balances of its regulatory assets as an expense and recognize its regulatory liabilities as income on its income statement.  Based on the regulatory asset balances, net of regulatory liabilities, at June 30, 2008, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary after-tax gain of approximately $22 million.  While regulatory orders and market conditions may affect cash flows, TEP’s cash flows would not be affected if it stopped applying FAS 71.

UNS GAS RATES AND REGULATION

2008 General Rate Case Filing

In February 2008, UNS Gas filed a general rate case with the ACC (on a cost of service basis) requesting a total increase of 7% to cover a revenue deficiency of $10 million.

In March 2008, ACC Staff informed UNS Gas that the historical test year used in its general rate case filing did not meet ACC requirements and, as a result, the filing by UNS Gas was deficient.  UNS Gas plans to file a revised general rate case in the fourth quarter using a June 30, 2008 test year.

Purchase Gas Adjustor (PGA) Mechanism

UNS Gas’ retail rates include a PGA mechanism intended to address the volatility of natural gas prices and allow UNS Gas to recover its actual commodity costs, including transportation, through a price adjustor.  All purchased gas commodity costs, including transportation, increase the PGA bank, a balancing account.  UNS Gas recovers these costs or returns amounts over-collected from/to ratepayers through a PGA rate.  The PGA rate includes the following two components:

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

The PGA surcharge in 2007 was $0.05 cents per therm through April 2007.  In September 2007, the ACC approved a $0.04 cent per therm PGA surcredit, effective October 2007 through April 2008.

Based on current projections of gas prices, UNS Gas believes that the surcredit amount will still allow it to timely recover its gas costs.   However, changes in the market price for gas, sales volumes and surcharge amount could significantly change the PGA bank balance in the future.

At June 30, 2008, UNS Gas had over recovered its costs by $4 million on an accrual (GAAP) basis, of which $2 million was on a billed basis.  At December 31, 2007, UNS Gas had over recovered its costs by $13 million on an accrual (GAAP) basis of which $3 million was on a billed basis.  The balance is shown on the balance sheet as Regulatory Liabilities – Over-Recovered Purchased Energy Costs.

Future Implications of Discontinuing Application of FAS 71

UNS Gas regularly assesses whether it can continue to apply FAS 71 to its regulated operations.  If UNS Gas stopped applying FAS 71, UNS Gas would write-off the related balance of its regulatory assets as an expense and write-off its regulatory liabilities as income on its income statement.  Based on the regulatory asset and liability balances, if UNS Gas had stopped applying FAS 71, UNS Gas would have recorded an extraordinary after-tax

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited gain of $12 million at June 30, 2008.  While regulatory orders and market conditions may affect cash flows, UNS Gas’ cash flows would not be affected if it stopped applying FAS 71.

UNS ELECTRIC RATES AND REGULATION

2008 Rate Order

In the May 2008 rate order, the ACC approved a rate increase of 2.5% ($4 million) compared with UNS Electric’s request of 5.5% ($9 million).  New rates went into effect in June 2008.  The order also included a 9% return on an original rate base cost of $131 million.  UNS Electric had requested a 9.9% return on an original rate base cost of $141 million.

As a result of the May 2008 rate order limiting recovery of deferred rate case costs, UNS Electric expensed $0.3 million of the $0.6 million deferred costs.

In June 2008, to comply with the May 2008 rate order, UNS Electric reclassified $7 million of Net Cost of Removal for Interim Retirements from Accumulated Depreciation to a Regulatory Liability.

Purchased Power and Fuel Adjustment Clause (PPFAC)

UNS Electric’s retail rates include a PPFAC, which allows for a separate surcharge or surcredit to the base rate for delivered purchased power to collect or return under- or over-recovery of costs.  Allowable PPFAC costs include fuel, purchased power (less proceeds from most wholesale sales) and transmission costs.

As part of the May 2008 ACC rate order, a new PPFAC rate of approximately $0.087 per kWh took effect on June 1, 2008.  The PPFAC mechanism has a forward component and a true-up component.  The forward component of the PPFAC rate is based on forecasted fuel and purchased power costs.  The true-up component reconciles actual fuel and purchased power costs with the amounts collected in the preceding PPFAC year and any amounts to be refunded/collected from customers in the coming year’s PPFAC rate. The true-up component is updated on June 1 of each year, beginning June 1, 2009.  The retail rates prior to June 2008 included a charge for fuel and purchased power of approximately $0.07 per kWh (base rate recovery of $0.052 per kWh and a transmission surcharge of $0.018).

At June 30, 2008, UNS Electric had over recovered its purchased power by $7 million on an accrual (GAAP) basis, of which $1 million was under-recovered on a billed basis.  The PPFAC balance is shown in Current Liabilities as Regulatory Liabilities – Over-Recovered Purchased Energy Costs.  At December 31, 2007, UNS Electric had over recovered its purchased power by $9 million on an accrual (GAAP) basis of which $4 million was on a billed basis and the balance is shown as a noncurrent liability in Deferred Credits and Other Liabilities – Over-Recovered Purchased Power Costs.

Purchased Power Agreement

As part of its rate case filing, UNS Electric requested that the ACC approve a proposed purchase of the 90 MW BMGS by UNS Electric from UED and include the cost of the project in rate base effective June 1, 2008.  The ACC denied UNS Electric’s requested rate base treatment of BMGS.  As a result, UED and UNS Electric have entered into a 5 year Power Purchase Agreement (PPA) under which UED sells all the output of BMGS to UNS Electric.  The PPA is a tolling arrangement in which UNS Electric takes operational control of BMGS and assumes all risk of operation and maintenance costs, including fuel.  UNS Electric accounts for the PPA as an operating lease.  The costs associated with the PPA are recoverable through UNS Electric’s PPFAC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

Renewable Energy Standard and Tariff (REST)

In April 2008, the ACC approved a REST surcharge for UNS Electric, which is effective from June 1, 2008 and allows UNS Electric to recover the cost of qualified renewable expenditures, such as payments to customers who have renewable energy resources or the incremental cost of renewable power generated or purchased by UNS Electric.  Any surcharge collected in excess of qualified renewable expenditures will be reflected in the financial statements as a current regulatory liability.  Conversely, qualified renewable expenditures in excess of the REST surcharge will be reflected as a current regulatory asset.  At June 30, 2008, UNS Electric had a current regulatory liability of less than $0.5 million.

The REST plan includes an adjustor mechanism which allows UNS Electric to file an application with the ACC to apply any shortage or surplus in the prior year’s program expenses to the subsequent year’s REST surcharge.

Future Implications of Discontinuing Application of FAS 71

UNS Electric regularly assesses whether it can continue to apply FAS 71 to its regulated operations.  If UNS Electric stopped applying FAS 71, it would write-off the related balances of their regulatory assets as an expense and would write-off its regulatory liabilities as income on their income statement.  Based on the regulatory asset and liability balances, if UNS Electric had stopped applying FAS 71, it would have recorded an extraordinary after-tax gain of $36 million at June 30, 2008.  While regulatory orders and market conditions may affect cash flows, UNS Electric’s cash flows would not be affected if it stopped applying FAS 71.

NOTE 3.  DEBT AND CREDIT FACILITIES

TEP Letter of Credit and Reimbursement Facility

On April 30, 2008, TEP entered into a three-year $132 million letter of credit and reimbursement facility (2008 TEP Letter of Credit Facility).  The 2008 TEP Letter of Credit Facility supports $130 million aggregate principal amount of variable rate tax-exempt IDBs that were issued on behalf of TEP in June 2008.  (See Pima B Bonds below).

Interest rates and fees under the 2008 TEP Letter of Credit Facility are based on a pricing grid tied to TEP’s credit ratings.  Based on TEP’s current credit ratings the letter of credit fees are 0.75% per annum during the first two years and 0.875% in the third year.

The 2008 TEP Letter of Credit Facility restricts additional indebtedness, liens, sale of assets and sale-leaseback agreements.  The 2008 TEP Letter of Credit Facility also requires TEP to meet a minimum cash coverage ratio and a maximum leverage ratio.  If TEP complies with the terms of the 2008 TEP Letter of Credit Facility, it may pay dividends to UniSource Energy.

TEP Long-Term Debt

Pima A Bonds
In March 2008, The Industrial Development Authority of Pima County (Pima Authority) issued, for the benefit of TEP, approximately $91 million of its 2008 Series A tax-exempt, unsecured, 6.375% bonds (Pima A Bonds) due September 1, 2029.  The proceeds were used to redeem a corresponding principal amount of bonds previously issued by the Pima Authority for TEP’s benefit which TEP repurchased in 2005.  In 2005, TEP did not cancel the repurchased bonds, which remained outstanding under their respective indentures but were not reflected as debt on the balance sheet.  As holder of the repurchased bonds, TEP received the payment of the redemption price.

TEP used the redemption proceeds to repay $75 million in revolving loans outstanding under its revolving credit facility.  The remaining proceeds were used in May 2008 to redeem $10 million of the $138 million 7.5% Collateral Trust Bonds due August 2008.  TEP capitalized $1 million of costs related to the issuance of the 2008 Pima A Bonds and will amortize these costs through August 2029, the term of the bonds.

Interest on the 2008 Pima A Bonds is payable semi-annually, commencing on September 1, 2008.

Beginning on March 1, 2013, TEP will have the option to redeem the 2008 Pima A Bonds, in whole or in part, for cash, at a price equal to 100% of the principal amount, plus accrued interest.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

Pima B Bonds
In June 2008, the Pima Authority issued for TEP’s benefit, $130 million of its 2008 Series B tax-exempt IDBs (Pima B Bonds) due September 1, 2029.  The 2008 Pima B Bonds are supported by a letter of credit (LOC) issued under the TEP 2008 Letter of Credit Facility.  The LOC is secured by $132 million of 1992 Mortgage Bonds and expires April 30, 2011.  The proceeds were used to redeem a corresponding principal amount of bonds previously issued by the Pima Authority for TEP’s benefit which TEP repurchased in 2005.  TEP did not cancel the repurchased bonds, which remained outstanding under their respective indentures but were not reflected as debt on the balance sheet.  As holder of the repurchased bonds being redeemed, TEP received the payment of the redemption price.

TEP deposited the redemption proceeds with the trustee for its 7.5% collateral trust bonds.  On August 1, 2008, the deposit was applied to the payment of $128 million of principal plus $5 million of accrued interest on such bonds at maturity.  At June 30, 2008, the $133 million deposit was classified on TEP’s balance sheet as a current asset.

TEP was required to deposit these funds with the trustee pursuant to amendments dated May 30, 2008 to the TEP Credit Agreement and the 2008 TEP Letter of Credit Facility.  These amendments allowed TEP to exclude the $128 million of collateral trust bonds to be retired on August 1, 2008 from Total Indebtedness for the calculation of its leverage ratio covenant at June 30, 2008.

TEP capitalized $1 million of costs related to the issuance of the 2008 Pima B Bonds and will amortize these costs through August 2029.

The 2008 Pima B Bonds accrue interest at a rate which resets weekly unless and until the interest rate mode is converted to another permitted interest rate mode, such as a term rate.  The initial rate on the bonds was 1.50%.  In addition, TEP pays a remarketing fee of 10 basis points (bps) to the remarketing agent of the bonds, an LOC fee of 75 bps to the lenders, and an LOC issuing fee of 12.5 bps to the issuing bank.

UNS Electric Long-Term Debt

On August 7, 2008, UNS Electric issued $100 million of senior unsecured debt; $50 million at 6.5%, due 2015 and $50 million at 7.1%, due 2023 (UNS Electric 2008 Long-Term Debt).  The UNS Electric 2008 Long-Term Debt is guaranteed by UES.

UNS Electric expects to capitalize $1 million of costs related to the issuance of the debt and will amortize these costs over the life of the debt.

The UNS Electric 2008 Long-Term Debt contains certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments and incurrence of indebtedness.

UNS Electric will use $60 million of the proceeds to repay the 7.61% senior unsecured notes that are due on August 11, 2008.  The remaining proceeds were used to repay UNS Electric’s outstanding borrowings under the UNS Gas/UNS Electric Revolver and for general corporate purposes.

TEP Revolving Credit Facility

At June 30, 2008, TEP had $20 million in borrowings outstanding and $5 million in letters of credit issued under its revolving credit facility.  As of December 31, 2007, TEP had $10 million outstanding under its revolving credit facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

UNS Gas/UNS Electric Revolving Credit Agreement

The borrowings under the UNS Gas/UNS Electric Revolver were as follows:

	UNS Gas	UNS Electric	UNS Gas	UNS Electric
-Millions of Dollars-
	June 30, 2008		December 31, 2007
Balance on the Revolver	$ -	$ 29	$ -	$ 26
Outstanding Letters of Credit	$ -	$ 1	$ 10	$ -

At June 30, 2008 and December 31, 2007, UNS Electric’s borrowings under the UNS Gas/UNS Electric Revolver were excluded from Current Liabilities and presented as Long-Term Debt, as UNS Electric has the ability and the intent to have outstanding borrowings under the UNS Gas/UNS Electric Revolver for the next twelve months.

UniSource Energy Credit Agreement

At June 30, 2008 and December 31, 2007, UniSource Energy had $52 million and $20 million, respectively, in borrowings outstanding under its revolving credit facility.  We have included these borrowings in Long-Term Debt as UniSource Energy has the ability and the intent to have outstanding borrowings for the next twelve months.

NOTE 4.  BUSINESS SEGMENTS

Based on the way we organize our operations and evaluate performance, we have three reportable segments:

(1)	TEP, a vertically integrated electric utility business, is UniSource Energy’s largest subsidiary.
(2)	UNS Gas is a regulated gas distribution utility business.
(3)	UNS Electric is a regulated electric distribution utility business.

The UniSource Energy, UES and Millennium holding companies, UED, and several other subsidiaries and equity investments, which are not considered reportable segments, are included in Other.  Through affiliates, Millennium holds investments in several unregulated energy and emerging technology companies.  UED develops generating resources and through the PPA, provides energy to UNS Electric.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

We disclose selected financial data for our reportable segments in the following table:

	Reportable Segments					UniSource
	TEP	UNS Gas	UNS Electric	Other	Reconciling Adjustments	Energy Consolidated
Income Statement			-Millions of Dollars-
Three months ended June 30, 2008:
Operating Revenues - External	$286	$30	$44	$-	$-	$360
Operating Revenues - Intersegment	8	2	2	6	(18)	-
Income (Loss) Before Income Taxes	10	-	1	(3)	-	8
Net Income (Loss)	6	-	1	(2)	-	5

Three months ended June 30, 2007:
Operating Revenues - External	$266	$23	$41	$-	$-	$330
Operating Revenues - Intersegment	2	-	-	4	(6)	-
Income (Loss) Before Income Taxes	21	(2)	3	(2)	-	20
Net Income (Loss)	12	(1)	2	(1)	-	12

Six months ended June 30, 2008:
Operating Revenues – External	$512	$97	$81	$-	$-	$690
Operating Revenues - Intersegment	11	2	2	8	(23)	-
Income (Loss) Before Income Taxes	(4)	11	2	(4)	-	5
Net Income (Loss)	(3)	7	1	(3)	-	2

Six months ended June 30, 2007:
Operating Revenues - External	$485	$86	$76	$-	$-	$647
Operating Revenues - Intersegment	3	-	-	8	(11)	-
Income (Loss) Before Income Taxes	23	6	3	(3)	-	29
Net Income (Loss)	13	3	2	(1)	-	17

Balance Sheet
Total Assets, June 30, 2008	$2,824	$270	$286	$1,115	$(1,001)	$3,494
Total Assets, December 31, 2007	2,573	276	226	1,077	(966)	3,186

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

Reconciling adjustments consist of the elimination of intersegment revenue which were due to the following transactions:

	Reportable Segments
					UniSource	UniSource
		UNS	UNS		Energy	Energy
	TEP	Gas	Electric	Other	Eliminations	Consolidated
Intersegment Revenue				-Millions of Dollars-
Three months ended June 30, 2008:
Wholesale Sales - TEP to UNSE	$5	$-	$-	$-	$(5)	$-
Wholesale Sales - UNSE to TEP	-	-	2	-	(2)	-
Wholesale Sales – UED to UNSE	-	-	-	1	(1)	-
Gas Revenue – UNSG to UNSE	-	2	-	-	(2)	-
Other Revenue – TEP to Affiliates(1)	2	-	-	-	(2)	-
Other Revenue - MEH to TEP & UNSE(2)	-	-	-	5	(5)	-
Other Revenue – TEP to UNSE(3)	1	-	-	-	(1)	-
Total Intersegment Revenue	$8	$2	$2	$6	$(18)	$-

Three months ended June 30, 2007:
Other Revenue – TEP to Affiliates(1)	$2	$-	$-	$-	$(2)	$-
Other Revenue - MEH to TEP & UNSE(2)	-	-	-	4	(4)	-
Total Intersegment Revenue	$2	$-	$-	$4	$(6)	$-

Six months ended June 30, 2008:
Wholesale Sales - TEP to UNSE	$6	$-	$-	$-	$(6)	$-
Wholesale Sales - UNSE to TEP	-	-	2	-	(2)	-
Wholesale Sales – UED to UNSE	-	-	-	1	(1)	-
Gas Revenue – UNSG to UNSE	-	2	-	-	(2)	-
Other Revenue – TEP to Affiliates(1)	4	-	-	-	(4)	-
Other Revenue - MEH to TEP & UNSE(2)	-	-	-	7	(7)	-
Other Revenue – TEP to UNSE(3)	1	-	-	-	(1)	-
Total Intersegment Revenue	$11	$2	$2	$8	$(23)	$-

Six months ended June 30, 2007:
Other Revenue – TEP to Affiliates(1)	$3	$-	$-	$-	$(3)	$-
Other Revenue - MEH to TEP & UNSE(2)	-	-	-	8	(8)	-
Total Intersegment Revenue	$3	$-	$-	$8	$(11)	$-

(1) TEP provides all corporate services (finance, accounting, tax, information technology services, etc) to UniSource Energy and its subsidiaries.
(2) SES, a Millennium subsidiary, provides a supplemental workforce to TEP and UNS Electric.
(3) TEP provides control area services to UNS Electric.

Other significant reconciling adjustments include intercompany interest between UniSource Energy and UED, the elimination of investments in subsidiaries held by UniSource Energy and reclassifications of deferred tax assets and liabilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

NOTE 5.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND TRADING ACTIVITIES

FUEL AND POWER TRANSACTIONS

TEP, UNS Gas and UNS Electric enter into forward contracts to purchase or sell a specified amount of capacity or energy at a specified price over a given period of time, within established limits to take advantage of favorable market opportunities and reduce exposure to energy price risk.  TEP, UNS Gas and UNS Electric also have natural gas supply agreements under which each company purchases all of its gas requirements at spot market prices.  In an effort to minimize price risk on these purchases and sales, TEP, UNS Gas and UNS Electric enter into gas price swap agreements under which they purchase gas at fixed prices and simultaneously sell gas at spot market prices.  All of the contracts and agreements referred to in this paragraph are considered derivative instruments.

On the date the company enters into a contract that is considered a derivative instrument, we apply one of the following accounting treatments:

•
Cash Flow Hedges are used by TEP and UNS Gas to hedge the changes in cash flows that are to be received or paid in connection with gas swap agreements and forward power sales.  These contracts hedge the cash flow risk associated with TEP’s summer load requirements and its forecasted excess generation and UNS Gas’ winter load requirement.  The effective portion of the changes in the market prices of cash flow hedges are recorded as unrealized gains and losses in Accumulated Other Comprehensive Income (AOCI) and the ineffective portion, if any, is recognized in earnings.

•	Mark-to-Market transactions include:

o
TEP non-trading hedges, such as forward power purchase contracts indexed to gas that did not qualify for cash flow hedge accounting treatment or did not qualify for the normal scope exception.  Unrealized gains and losses resulting from changes in the market prices of non-trading hedges are recorded on the same line in the income statement as the hedged transaction.

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

•
Normal Purchase and Sale transactions are forward energy purchase and sales contracts entered into by TEP, UNS Gas and UNS Electric to support the current load forecast and entered into with a counterparty with load serving requirements or generating capacity.  These contracts are not required to be marked-to-market and are accounted for on an accrual basis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

TEP has energy contracts and an interest rate swap that are accounted for as cash flow hedges.  UNS Gas also has energy contracts accounted for as cash flow hedges.  The net unrealized gains and losses on these contracts reported in Other Comprehensive Income were as follows:

	UniSource Energy
	Three Months		Six Months
	Ended June 30,		Ended June 30,
Cash Flow Hedges - Unrealized Gains (Losses) Recorded to AOCI	2008	2007	2008	2007
	-Millions of Dollars-

Forward Power Sales	$(1)	$-	$(3)	$(1)
Gas Price Swaps	22	(6)	35	(3)
Interest Rate Swap	2	1	-	2
Total Pre-Tax Unrealized Gain (Loss)	$23	$(5)	$32	$(2)

After-Tax Unrealized Gain (Loss) Recorded in AOCI	$14	$(3)	$19	$(1)

Unrealized (Gain) Loss Reclassified to Net Income	$(2)	$-	$(2)	$(2)

	TEP
	Three Months		Six Months
	Ended June 30,		Ended June 30,
Cash Flow Hedges - Unrealized Gains (Losses) Recorded to AOCI	2008	2007	2008	2007
	-Millions of Dollars-

Forward Power Sales	$(1)	$-	$(3)	$(1)
Gas Price Swaps	16	(6)	28	(3)
Interest Rate Swap	2	1	-	2
Total Pre-Tax Unrealized Gain (Loss)	$17	$(5)	$25	$(2)

After-Tax Unrealized Gain (Loss) Recorded in AOCI	$10	$(3)	$15	$(1)

Unrealized (Gain) Loss Reclassified to Net Income	$(2)	$-	$(2)	$(2)

TEP and UNS Gas concluded, following an assessment at the inception of a hedge transaction and on an ongoing basis that its derivatives, designated as cash flow hedges, have been highly effective in offsetting changes in the cash flows of hedged items and that those derivatives are expected to remain highly effective in future periods.

The unrealized gains and losses on TEP’s energy contracts that are marked to market through earnings were as follows:

	UniSource Energy and TEP
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	-Millions of Dollars-
Recorded in Wholesale Sales:
Forward Power Sales	$(10)	$1	$(15)	$(8)
Forward Power Purchases	10	(1)	14	7
Forward Power Purchases Recorded in Purchased Energy	-	-	(3)	1
Forward Gas Price Swaps Recorded in Fuel	4	-	5	-
Total Pre-Tax Unrealized Gain (Loss)	$4	$-	$1	$-

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

The following table discloses UNS Electric’s unrealized gains and losses on energy contracts which are reported on the UniSource Energy balance sheet as a regulatory asset or a regulatory liability rather than as a component of OCI or in the income statement.

	UniSource Energy
	Three Months		Six Months
Mark-to-Market Transactions – Increase (Decrease)	Ended June 30,		Ended June 30,
Recorded in Regulatory Accounts on the Balance Sheet	2008	2007	2008	2007
	-Millions of Dollars-
Recorded in Current Regulatory Assets – Derivatives:
Gas Swaps	$-	$-	$1	$-
Recorded in Current Regulatory Liabilities – Derivatives:
Gas Swaps	4	-	6	-
Power Purchases	11	-	21	-
Recorded in Other Regulatory Liabilities – Derivatives:
Gas Swaps	3	-	4	-
Power Purchases	1	4	3	5
Total Increase (Decrease)	$19	$4	$35	$5

The fair value of derivative assets and liabilities were as follows:

	UniSource Energy
	June 30, 2008			December 31, 2007
	Mark-to-	Cash		Mark-to	Cash
	Market	Flow		Market	Flow
	Contracts	Hedges	Total	Contracts	Hedges	Total
			-Millions of Dollars-
Derivative Assets – Current	$52	$19	$71	$4	$1	$5
Derivative Liabilities – Current	(19)	(2)	(21)	(2)	(2)	(4)
Net Current Derivative Assets (Liabilities)	$33	$17	$50	$2	$(1)	$1

Derivative Assets – Noncurrent	$17	$11	$28	$8	$-	$8
Derivative Liabilities – Noncurrent	(4)	(3)	(7)	(2)	(3)	(5)
Net Noncurrent Derivative Assets (Liabilities)	$13	$8	$21	$6	$(3)	$3

	TEP
	June 30, 2008			December 31, 2007
	Mark-to-Market Contracts	Cash Flow Hedges	Total	Mark-to- Market Contracts	Cash Flow Hedges	Total
	- Millions of Dollars -
Derivative Assets – Current	$19	$15	$34	$1	$1	$2
Derivative Liabilities – Current	(18)	(1)	(19)	(1)	(2)	(3)
Net Current Derivative Assets (Liabilities)	$1	$14	$15	$-	$(1)	$(1)

Derivative Assets – Noncurrent	$-	$8	$8	$-	$-	$-
Derivative Liabilities – Noncurrent	(1)	(3)	(4)	-	(3)	(3)
Net Noncurrent Derivative Assets (Liabilities)	$(1)	$5	$4	$-	$(3)	$(3)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

At June 30, 2008, TEP, UNS Electric and UNS Gas had contracts that will settle through the third quarter of 2011, the fourth quarter of 2013, and the third quarter of 2011, respectively.  Amounts presented as Cash Flow Hedges, Derivative Assets – Current and Derivative Liabilities – Current, are expected to be reclassified into earnings within the next twelve months.

The settlement of forward power purchase and sales contracts entered into to reduce TEP’s exposure to changes in energy and commodity prices were as follows:

	UniSource Energy and TEP
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	-Millions of Dollars-
Recorded in Wholesale Sales:
Forward Power Sales	$23	$1	$31	$42
Forward Power Purchases	(23)	(1)	(32)	(42)
Total Pre-Tax Realized Gain (Loss)	$-	$-	$(1)	$-

The settlement of forward power purchase and sales contracts that do not result in physical delivery were as follows:

	UniSource Energy and TEP
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	-Millions of Dollars-
Recorded in Wholesale Sales:
Forward Power Sales	$3	$4	$12	$6
Forward Power Purchases	(3)	(4)	(12)	(6)
Total Sales and Purchases Not Resulting in Physical Delivery	$-	$-	$-	$-

NOTE 6.  INCOME TAX MATTERS

On its 2002 tax return, TEP filed for an automatic change in accounting method relating to the capitalization of indirect costs to the production of electricity and self-constructed assets.  We also used the new accounting method on the 2003 and 2004 returns for TEP, UNS Gas and UNS Electric.

In 2005, the Internal Revenue Service issued a ruling limiting the ability of electric and gas utilities to use the new accounting method.  As a result, TEP, UNS Gas and UNS Electric amended their 2002, 2003 and 2004 federal and state tax returns to remove the benefit previously claimed using the accounting method and remitted tax and interest of $31 million, $1 million and $0.3 million, respectively, to the IRS and state tax authorities.  Based on settlement guidelines relating to the accounting method that were issued by the IRS in March 2007, TEP, UNS Gas and UNS Electric have settled this issue with the IRS.  In December 2007, TEP recorded the effect of the settlement by recognizing $2 million of interest income. For the three and six months ended June 30, 2008, UniSource Energy and TEP recorded additional interest income of less than $0.2 million.  In 2008, UniSource Energy received a $16 million refund of taxes and interest, of which $15 million relates to TEP.  The refunds have no income statement impact to UniSource Energy or TEP.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

TEP COMMITMENTS

In 2008, TEP entered into additional power supply agreements for the periods June through September 2008 and 2009.  These contracts are indexed to natural gas prices.  TEP estimates its minimum payments under these contracts to be $49 million in 2008 and $12 million in 2009 based on natural gas prices at June 30, 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

In March 2008, TEP entered into a five-year gas transportation agreement with El Paso Natural Gas.  TEP estimates its minimum payments under this contract to be $2 million in 2008, $3 million in 2009, $4 million in each of 2010 through 2012, and less than $1 million in 2013.

In 2008, TEP entered into additional forward gas purchase agreements through August 2011.  TEP estimates its minimum payments for these forward purchases to be $40 million in 2008, $15 million in 2009, $9 million in 2010, and $2 million in 2011.

UNS ELECTRIC COMMITMENTS

In 2008, UNS Electric entered into forward gas purchase agreements through August 2011.  UNS Electric estimates its minimum payments for these forward purchases to be $2 million in 2008, $3 million in each of years 2009 and 2010 and less than $1 million in 2011.

In 2006 and 2007, UNS Electric entered into various power supply agreements for periods of one to five years beginning in June 2008.  Certain of these contracts are at a fixed price per MW and others are indexed to natural gas prices.  UNS Electric estimates its future minimum payments under these contracts to be $63 million in 2008, $89 million in 2009, $51 million in 2010, $21 million in 2011, $13 million in 2012, and $13 million thereafter based on natural gas prices at June 30, 2008.

UNS GAS COMMITMENTS

In 2008, UNS Gas entered into forward gas purchase agreements through August 2011.  UNS Gas estimates its minimum payments for these forward purchases to be $9 million in 2008, $15 million in 2009, $12 million in 2010, and $7 million in 2011.

TEP CONTINGENCIES

Claims Related to Springerville Unit 3

TEP operates Springerville Unit 3 on behalf of Tri-State under a 99-year operating agreement.  TEP may potentially have to reimburse Tri-State $1 million pending resolution of a dispute over administrative and general costs.  TEP has not recorded a liability for these claims.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited area.  TEP cannot estimate the impact of any future claims by these gas producers on the cost of coal at San Juan.

Environmental Reclamation at Remote Generating Stations

TEP currently pays on-going reclamation costs related to the coal mines which supply the remote generating stations, and it is probable that TEP will have to pay a portion of final reclamation costs upon mine closure.  When a reasonable estimate of final reclamation costs is available, the liability is recognized as a cost of coal over the remaining term of the corresponding coal supply agreement.  At June 30, 2008, TEP has recorded a liability of $5 million based on our $13 million obligation at the expiration dates of the coal supply agreements in 2011 through 2017.  At December 31, 2007, TEP had recorded a liability of $4 million.

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

TEP Wholesale Accounts Receivable and Allowances

TEP’s Accounts Receivable from Electric Wholesale Sales includes $16 million of receivables at June 30, 2008 and December 31, 2007 related to sales to the California Power Exchange (CPX) and the California Independent System Operator (CISO) in 2001 and 2000.  TEP’s Allowance for Doubtful Accounts on the balance sheet includes $13 million at June 30, 2008 and December 31, 2007 related to these sales.  There are several outstanding legal issues, complaints and lawsuits concerning the California energy crisis related to the FERC, wholesale power suppliers, Southern California Edison Company, Pacific Gas and Electric Company, the CPX and the CISO.  We cannot predict the outcome of these issues or lawsuits.  We believe, however, that TEP is adequately reserved for its transactions with the CPX and the CISO.

RESOLUTION OF TEP CONTINGENCIES

Litigation and Claims Related to Navajo Generating Station

In 2004, Peabody Western Coal Company (Peabody), the coal supplier to the Navajo Generating Station, filed a complaint in the Circuit Court for the City of St. Louis, Missouri against the participants at Navajo, including TEP (7.5% owner), for reimbursement of royalties and other costs and breach of the coal supply agreement.  TEP has not recorded a liability for claims.  In July 2008, the parties entered into a joint stipulation of dismissal of these claims which was approved by the Court.

Postretirement and Pension Benefit Costs at Navajo Generating Station

Peabody contends that the Navajo Generating Station participants are responsible under the coal supply agreements for postretirement benefit costs payable to the coal supplier’s employees.  In 1996, SRP filed a lawsuit in Maricopa County Superior Court on behalf of the participants at Navajo Generating Station, including TEP, seeking declaratory judgment that the participants are not responsible for these costs.  The Navajo Generating Station participants and Peabody entered into a settlement agreement in June 2008 and thereafter dismissed the lawsuit with prejudice.  TEP will pay its share of the settlement as coal is purchased in the future with an estimated annual impact of less than $1 million per year.

GUARANTEES AND INDEMNITIES

In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries.  We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis.  The most significant of these guarantees are:

•     UES’ guarantee of senior unsecured notes issued in 2003 by UNS Gas ($100 million) and UNS Electric ($60 million, maturing August 11, 2008),

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

•     UES’ guarantee of the $60 million UNS Gas/UNS Electric Revolver,
•     UniSource Energy’s guarantee of approximately $2 million in building lease payments for UNS Gas,
and
•     In August 2008, UES also guaranteed new senior unsecured notes totaling $100 million issued by UNS Electric.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

COMPONENTS OF NET PERIODIC BENEFIT COST

The components of UniSource Energy’s net periodic benefit costs are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		-Millions of Dollars -

Components of Net Periodic Benefit Cost
Service Cost	$2	$2	$1	$-
Interest Cost	3	3	1	1
Expected Return on Plan Assets	(4)	(3)	(1)	-
Prior Service Cost Amortization	-	1	-	-
Recognized Actuarial Loss	-	-	-	-
Net Periodic Benefit Cost	$1	$3	$1	$1

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		-Millions of Dollars -

Components of Net Periodic Benefit Cost
Service Cost	$4	$4	$1	$1
Interest Cost	7	6	2	2
Expected Return on Plan Assets	(8)	(7)	(1)	-
Prior Service Cost Amortization	-	1	-	(1)
Recognized Actuarial Loss	-	1	-	-
Net Periodic Benefit Cost	$3	$5	$2	$2

The tables above included pension benefit costs of $1 million and other postretirement benefit costs of less than $0.1 million for UNS Gas and UNS Electric for all periods presented.

On January 1, 2008, UniSource Energy and TEP adopted the measurement date provisions of FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FAS Statements No.87, 88, 106, and 132(R).”  The measurement date provisions require plan assets and obligations to be measured as of the employer’s balance sheet date.  UniSource Energy and TEP previously measured its other postretirement benefit obligations as of December 1 each year.  As a result of the adoption of the measurement date provisions, UniSource Energy and TEP recorded an increase of $0.6 million and $0.5 million, respectively to their postretirement benefit liability, and a corresponding increase to accumulated deficit, representing the net periodic benefit cost for the period between the measurement date utilized in 2007 and the beginning of 2008.  The adoption of the measurement provisions of FAS 158 had no effect on UniSource Energy or TEP’s income statements.

NOTE 9.  SHARE-BASED COMPENSATION PLANS

Under the 2006 Omnibus Stock and Incentive Plan, the Compensation Committee of the UniSource Energy Board of Directors may issue various types of share-based compensation, including stock options, restricted shares/units, and performance shares.  The total number of shares which may be awarded under the Plan cannot exceed 2.25

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited million shares.  As of June 30, 2008, the total number of shares awarded under the 2006 Omnibus Stock and Incentive Plan was 0.8 million shares.

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

	2008 Grant	2007 Grant

Expected term (years)	6	6
Risk-free rate	3.1%	4.4%
Expected volatility	18.8%	20.2%
Expected dividend yield	2.8%	2.4%
Weighted-average grant-date fair value of options granted	$4.23	$8.13

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

A summary of stock option activity follows:

	Six Months Ended June 30, 2008
	Total Stock Options Outstanding		Non-Vested Stock Options
		Weighted		Weighted
		Average		Average
		Exercise		Grant Date
(Shares in Thousands)	Shares	Price	Shares	Value
Options Outstanding, December 31, 2007	1,451	$21.21	312	$7.83
Granted	304	$26.18	304	$4.23
Exercised or Vested	(113)	$16.45	(117)	$7.78
Options Outstanding, June 30, 2008	1,642	$22.46	499	$5.65
Options Exercisable, June 30, 2008	1,143	$19.26

Aggregate Intrinsic Value of Options Exercised ($000’s)		$1,512

				At June 30, 2008 ($000s)
Aggregate Intrinsic Value for Options Outstanding				$15,428
Aggregate Intrinsic Value for Options Exercisable				$13,937
Weighted Average Remaining Contractual Life				5.2 years
Weighted Average Remaining Contractual Life of Exercisable Shares				3.5 years

Exercise prices for stock options outstanding and exercisable as of June 30, 2008 are summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares (000s)	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares (000s)	Weighted-Average Exercise Price
$11.00 - $15.56	418	1.7 years	$14.12	418	$14.12
$17.44 - $18.84	526	3.5 years	$18.02	526	$18.02
$26.18 - $37.88	698	8.5 years	$30.80	199	$33.31

RESTRICTED STOCK UNITS AND PERFORMANCE SHARES

Restricted Stock Units

In 2008, the Compensation Committee of the UniSource Energy Board of Directors granted the following stock units to non-employee directors:

•	February 2008 - 3,130 stock units at a weighted average fair value of $28.75 per share, and
•	May 2008 - 18,448 stock units at a weighted average fair value of $31.71 per share.

The restricted stock units vest in one year or immediately upon death, disability, or retirement.  In the January following the year the person is no longer a director, Common Stock shares will be issued for the vested stock units.  For the six months ended June 30, 2007, 17,858 stock units at a weighted average fair value of $37.30 per share were issued to non-employee directors.

Performance Share Awards

On February 27, 2008, the Compensation Committee of the UniSource Energy Board of Directors granted 49,120 performance share awards (targeted shares) to Officers at a grant date fair value of $17.10 per share.  The performance share awards will be paid out in shares of UniSource Energy Common Stock based on UniSource

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

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

On March 20, 2007, the Compensation Committee of the UniSource Energy Board of Directors granted 37,270 performance share awards (targeted shares) to certain officers at a grant date fair value of $35.56 per share (market price of $37.88 less the present value of expected dividends of $2.32).  The performance share awards will be paid out in shares of UniSource Energy Common Stock based on UniSource Energy’s earnings per share and cash flow over the performance period of January 1, 2007 through December 31, 2009.

SHARE-BASED COMPENSATION EXPENSE

UniSource Energy and TEP recorded compensation expense of $1 million for the three months ended June 30, 2008 and 2007 and $2 million for the six months ended June 30, 2008 and 2007.  We did not capitalize any share-based compensation costs.

At June 30, 2008, the total unrecognized compensation cost related to non-vested share-based compensation was $3 million which will be recorded as compensation expense over the remaining vesting periods through March 2011.  The total number of shares awarded but not yet issued, including target performance based shares, under the share-based compensation plans at June 30, 2008 was 1.8 million.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

Level 3.
Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include long-dated or complex derivatives including certain long -dated options on gas and power).

The following tables set forth, by level within the fair value hierarchy, UniSource Energy and TEP’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008.  As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	UniSource Energy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	June 30, 2008
	- Millions of Dollars -
Assets
Energy Contracts (1)	$-	$44	$30	$74
Investments (2)	-	14	12	26
Total Assets	$-	$58	$42	$100

Liabilities
Deferred Compensation	$-	$(6)	$-	$(6)
Interest Rate Swap	-	(3)	-	(3)
Total Liabilities	-	(9)	-	(9)
Net Total Assets and Liabilities	$-	$49	$42	$91

	TEP
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	June 30, 2008
	- Millions of Dollars -
Assets
Energy Contracts (1)	$-	$27	$-	$27
Investments (2)	-	14	-	14
Total Assets	$-	$41	$-	$41

Liabilities
Energy Contracts (1)	$-	$-	$(5)	$(5)
Deferred Compensation	-	(6)	-	(6)
Interest Rate Swap	-	(3)	-	(3)
Total Liabilities	-	(9)	(5)	(14)
Net Total Assets and Liabilities	$-	$32	$(5)	$27

(1) Energy Contracts derivatives include forward power purchase and sales contracts, gas swap agreements and forward power purchase contracts indexed to gas, entered into to take advantage of favorable market conditions and reduce exposure to energy price risk.
(2) Investments include the fair value of Millennium’s investment in unregulated businesses, amounts held in trust to fund deferred compensation and Supplemental Executive Retirement Plan benefits.

TEP, UNS Gas, UNS Electric and Millennium primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information.  Where observable inputs are available for substantially the full terms of the asset or liability, such as gas swap derivatives valued using quoted gas prices,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited the instrument is categorized in Level 2.  Derivatives valued using an aggregate pricing service or published prices that represent a consensus reporting of multiple brokers are categorized in Level 3.  In addition, complex or structured transactions can introduce the need for internally-developed model inputs that might not be observable in or corroborated by the market.  When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3.

TEP, UNS Gas UNS Electric and Millennium’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The following tables set forth a reconciliation of changes in the fair value of investments and forward power purchase and sales contracts classified as Level 3 in the fair value hierarchy:

	UniSource Energy
	- Millions of Dollars -

	Three Months Ended June 30, 2008
	Energy Commodity Contracts	Investments	Total
Balance as of April 1, 2008	$17	$14	$31
Gains and (Losses) (realized/unrealized) Recorded to:
Other Expense		(2)	(2)
Purchased Energy	-		-
AOCI	(1)		(1)
Net Regulatory Liabilities	14		14
Purchases, Issuances, and Settlements	-	-	-
Balance as of June 30, 2008	$30	$12	$42

	UniSource Energy
	- Millions of Dollars -

	Six Months Ended June 30, 2008
	Energy Commodity Contracts	Investments	Total
Balance as of January 1, 2008	$10	$14	$24
Gains and (Losses) (realized/unrealized) Recorded to:
Other Expense		(2)	(2)
Purchased Energy	(3)		(3)
AOCI	(2)		(2)
Net Regulatory Liabilities	25		25
Purchases, Issuances, and Settlements	-	-	-
Balance as of June 30, 2008	$30	$12	$42

	TEP
	- Millions of Dollars -

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	Energy Commodity Contracts
Beginning Balance	$(4)	$-
Gains and (Losses) (realized/unrealized) Recorded to:
Purchased Energy	-	(3)
AOCI	(1)	(2)
Purchases, Issuances, and Settlements	-	-
Balance as of June 30, 2008	$(5)	$(5)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

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

The following table shows the effects of potential dilutive common stock on the weighted average number of shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	-Thousands of Dollars-		-Thousands of Dollars-
Numerator:
Net Income	$4,747	$11,806	$2,132	$16,749
Assumed Conversion of Convertible Senior Notes – reduced interest expense (after-tax)	-	1,097	-	-
Adjusted Numerator	$4,747	$12,903	$2,132	$16,749

Denominator:
Weighted-average Shares of Common Stock Outstanding:
Common Shares Issued	35,401	35,251	35,367	35,232
Fully Vested Deferred Stock Units	211	221	218	215
Total Weighted-average Shares of Common StockOutstanding	35,612	35,472	35,585	35,447
Effect of Dilutive Securities:
Convertible Senior Notes	-	4,000	-	-
Options and Stock Issuable under Employee Benefit Plans and the Directors’ Plan	563	615	540	611
Total Shares	36,175	40,087	36,125	36,058

For the three months ended June 30, 2008, 4 million potentially dilutive shares from the conversion of convertible senior notes, and after-tax interest expense of $1 million were not included in the computation of diluted EPS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited because to do so would be anti-dilutive.  For the six months ended June 30, 2008 and June 30, 2007, 4 million potentially dilutive shares from the conversion of convertible senior notes, and after-tax interest expense of $2 million were not included in the computation of diluted EPS because to do so would be anti-dilutive.

The following table shows the number of stock options to purchase shares of Common Stock excluded from the computation of diluted EPS because the stock option’s exercise price was greater than the average market price of the Common Stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	- In Thousands -		- In Thousands -

Stock Options Excluded from the Diluted EPS Computation	234	184	314	105

NOTE 12.  NEW ACCOUNTING PRONOUNCEMENTS

The FASB recently issued the following Statements of Financial Accounting Standards (FAS):

•
FAS 161, Disclosures About Derivative Instruments and Hedging Activities an amendment to FAS 133, Accounting for Derivative Instruments and Hedging Activities, issued March 2008, requires enhanced disclosures about an entity’s derivative and hedging activities. The standard requires that the objectives for using derivative instruments be disclosed in terms of underlying risk so that the reader understands the purpose of derivative use in terms of the risks that the entity is intending to manage.  The standard also requires disclosure of the location in the financial statements of derivative balances as well as the location of gains and losses incurred during the reporting period.  The standard will be applicable for fiscal years or interim periods beginning on or after November 15, 2008, with early adoption encouraged.  The Company is assessing the impact of this standard.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) - Unaudited

NOTE 13.  SUPPLEMENTAL CASH FLOW INFORMATION

A reconciliation of Net Income (Loss) to Net Cash Flows - Operating Activities follows:

	UniSource Energy
	Six Months Ended
	June 30,
	2008	2007
	-Thousands of Dollars-

Net Income	$2,132	$16,749
Adjustments to Reconcile Net Income
To Net Cash Flows
Depreciation and Amortization Expense	72,434	68,981
Depreciation and Amortization Recorded to Fuel and Other O&M Expense	3,296	3,482
Amortization of Transition Recovery Asset	23,945	34,205
Provision for Rate Refunds	14,912	-
Mark-to-Market Transactions	327	836
Amortization of Deferred Debt-Related Costs included in Interest Expense	1,916	1,927
Provision for Bad Debts	1,736	1,371
Deferred Income Taxes	22,299	20,582
Pension and Postretirement Expense	5,995	7,221
Pension and Postretirement Funding	(6,929)	(2,316)
Stock Based Compensation Expense	1,860	1,809
Excess Tax Benefit from Stock Option Exercises	(594)	(440)
Impairment of Millennium Investments	1,936	-
Net Unrealized Loss on MEG Trading Activities	-	2,106
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	(26,592)	13,226
Materials and Fuel Inventory	(6,155)	(7,580)
Over/Under Recovered Purchased Energy Cost	(11,284)	1,741
Accounts Payable	53,479	(4,814)
Interest Accrued	1,922	(2,822)
Income Tax Receivable/Payable	(15,747)	(25,661)
Taxes Other Than Income Taxes	345	(18)
Other	(1,057)	(11,139)
Net Cash Flows – Operating Activities	$140,176	$119,446

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded) - Unaudited

	TEP
	Six Months Ended
	June 30,
	2008	2007
	-Thousands of Dollars-

Net Income (Loss)	$(3,098)	$13,092
Adjustments to Reconcile Net Income (Loss)
To Net Cash Flows
Depreciation and Amortization Expense	61,997	58,641
Depreciation and Amortization Recorded to Fuel and Other O&M Expense	2,573	2,749
Amortization of Transition Recovery Asset	23,945	34,205
Provision for Rate Refunds	14,912	-
Mark-to-Market Transactions	327	836
Amortization of Deferred Debt-Related Costs included in Interest Expense	1,362	1,331
Provision for Bad Debts	866	478
Deferred Income Taxes	14,092	16,234
Pension and Postretirement Expense	5,201	6,342
Pension and Postretirement Funding	(6,143)	(2,484)
Stock Based Compensation Expense	1,435	1,409
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	(36,932)	(6,289)
Materials and Fuel Inventory	(5,534)	(7,291)
Accounts Payable	62,329	(2,476)
Interest Accrued	2,092	(2,724)
Income Tax Receivable/Payable	2,518	(22,412)
Taxes Other Than Income Taxes	1,928	2,298
Other	(12,703)	(736)
Net Cash Flows – Operating Activities	$131,167	$93,203

NOTE 14.  REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The UniSource Energy and TEP condensed consolidated financial statements as of June 30, 2008, and for the three and six months ended June 30, 2008 and 2007, have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their reports (dated August 8, 2008) are included on pages 1 and 2.  The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their reports on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for their reports on the unaudited financial information because neither of those reports is a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UniSource Energy and its three primary business segments and includes the following:

•	outlook and strategies,
•	operating results during the second quarter and six months ended June 30, 2008 compared with the same periods in 2007,
•	factors which affect our results and outlook,
•	liquidity, capital needs, capital resources, and contractual obligations,
•	dividends, and
•	critical accounting estimates.

Management’s Discussion and Analysis should be read in conjunction with UniSource Energy and TEP’s 2007 Annual Report on Form 10-K and with the Comparative Condensed Consolidated Financial Statements, beginning on page 3, which present the results of operations for the three months ended June 30, 2008 and 2007.  Management’s Discussion and Analysis explains the differences between periods for specific line items of the Comparative Condensed Consolidated Financial Statements.

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

Millennium has existing investments in unregulated businesses that represent 3% of UniSource Energy’s total assets as of June 30, 2008; no new investments are planned at Millennium.  UED facilitated the expansion of the Springerville Generating Station and developed the Black Mountain Generating Station (BMGS), a gas turbine project in Northern Arizona that, through a power sales agreement, is providing energy to UNS Electric.

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

•	File requests for, and obtain ACC approval of, rate increases for UNS Gas and UNS Electric to provide adequate revenues to cover the rising cost of providing service to their customers;

•	Efficiently manage our generation, transmission and distribution resources and seek ways to control our operating expenses while maintaining and enhancing reliability, safety and profitability;

•
Diversify TEP’s portfolio of generating and purchased power resources, along with programs to expand renewable energy sources and demand side management, to meet growing retail energy demand and respond to wholesale market opportunities;

•	Expand UNS Electric’s portfolio of generating and purchased power resources to meet growing retail energy demand;

•	Enhance the value of existing generation assets by working with SRP to support the construction of Springerville Unit 4;

•	Enhance the value of TEP’s transmission system while continuing to provide reliable access to generation for TEP and UNS Electric’s retail customers and market access for all generating assets;

•	Continue to develop synergies between UNS Gas, UNS Electric and TEP;

•	Improve UniSource Energy’s and TEP’s ratio of common equity to total capitalization; and

•	Promote economic development in our service territories.

As reported in our 2007 Form 10-K, we estimated spending the following amounts on capital expenditures in 2008:

	Actual Year-to-Date June 30, 2008	Estimate Full Year 2008
	-Millions of Dollars-
TEP	$153	$317
UNS Gas	8	26
UNS Electric	14	36
Other (1)	12	20
UniSource Energy Consolidated	$187	$399

(1) Represents capital expenditures by UED related to the construction of the 90 MW BMGS in Kingman, Arizona, in
   UNS Electric’s service area. The project was completed in May 2008.

As a result of moderated customer growth, actual capital expenditures may be lower than our prior estimates.

RESULTS OF OPERATIONS

Executive Overview

Second Quarter of 2008 Compared with the Second Quarter of 2007

UniSource Energy reported net income of $5 million in the second quarter of 2008 compared with $12 million in the second quarter of 2007.

The decrease in UniSource Energy’s net income in the second quarter of 2008 is due primarily to: a $15 million provision for rate refunds at TEP, partially offset by a $13 million decrease in amortization of the Transition Recovery Asset (TRA); higher fuel and purchased power costs at TEP; lower gains on the sale of SO2 emissions allowances and lower retail sales at TEP due to mild weather.  See Tucson Electric Power Company, Results of Operations, below.

Six Months Ended June 2008 Compared with the Six Months Ended June 2007

UniSource Energy recorded net income of $2 million in the first six months of 2008 compared with net income of $17 million in the same period last year.  The decrease in UniSource Energy’s net income in the first six months of 2008 is due primarily to: a $15 million provision for rate refunds at TEP, partially offset by a $13 million decrease in TRA amortization; higher coal-related fuel expense and purchased power costs at TEP due partially to plant outages in the first quarter of 2008; lower gains on the sale of SO2 emissions allowances; and lower retail sales at TEP due to mild weather.   See Tucson Electric Power Company, Results of Operations, below.

CONTRIBUTION BY BUSINESS SEGMENT

The table below shows the contributions to our consolidated after-tax earnings by our three business segments, as well as Other net income (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	-Millions of Dollars-		-Millions of Dollars-
TEP	$6	$12	$(3)	$13
UNS Gas	-	(1)	7	3
UNS Electric	1	2	1	2
Other (1)	(2)	(1)	(3)	(1)
Consolidated Net Income Loss	$5	$12	$2	$17

(1) Includes: UniSource Energy parent company expenses; UniSource Energy parent company interest expense (net of tax) on the UniSource Convertible Senior Notes and on the UniSource Credit Agreement; income and losses from UED; and income and losses from Millennium investments.

LIQUIDITY AND CAPITAL RESOURCES

UniSource Energy Consolidated Cash Flows

Six Months Ended June 30,	2008	2007
	-Millions of Dollars-
Cash provided by (used in):
Operating Activities	$140	$119
Investing Activities	(304)	(106)
Financing Activities	177	(22)

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

Balances as of August 5, 2008	Cash and Cash Equivalents		Borrowings under Revolving Credit Facility (1)	Amount Available under Revolving Credit Facility
	-Millions of Dollars-
UniSource Energy stand-alone	$3		$54	$16
TEP	26		20	130
UNS Gas	19		-	45	(2)
UNS Electric	6		38	7	(2)
Other	32	(3)	-	-
Total	$86		$91

(1) Includes LOCs issued under Revolving Credit Facilities

(2) Either UNS Gas or UNS Electric may borrow up to a maximum of $45 million, but the total combined amount borrowed cannot exceed $60 million.

(3) Includes cash and cash equivalents at Millennium.

Executive Overview

Operating Activities

In the first six months of 2008, net cash flows from operating activities were $21 million higher than the same period in 2007.  The increase is due primarily to a $13 million income tax refund and lower income taxes paid in the first six months of 2008.

Investing Activities

Net cash used for investing activities was $198 million higher in the first six months of 2008 compared with the same period in 2007, due to a temporary deposit made with the trustee of maturing bonds at TEP and an increase in capital expenditures.  The $133 million deposit was applied by the trustee to TEP’s maturing bonds on August 1, 2008.  Capital expenditures were higher in the first six months of 2008 due primarily to utility system improvements and completion of BMGS.

Financing Activities

Net cash flows from financing activities were $198 million higher in the first six months of 2008 compared with the same period in 2007. In March and June of 2008, The Industrial Development Authority of Pima County (Pima Authority) issued, for the benefit of TEP, approximately $91 million and $130 million, respectively of tax-exempt industrial development revenue bonds (IDBs).  This increase in cash flows was offset by higher scheduled payments on capital lease obligations by TEP and lower net borrowings on revolving credit facilities.

Liquidity Outlook

As a result of growing capital expenditures at UniSource Energy’s subsidiaries, the revolving credit facilities at UniSource Energy, TEP, UNS Gas and UNS Electric may be used on a more frequent basis.  Other funding sources to meet capital requirements could include the issuance of long-term debt, as well as capital contributions from UniSource Energy to its subsidiaries.  The need for external funding sources is partially dependent on the outcome of TEP’s pending rate proceeding.

In August 2008, TEP had long-term debt maturities of $128 million which it retired with proceeds from the $130 million of IDBs issued in June 2008.  See Tucson Electric Power, Liquidity and Capital Resources, Financing Activities, Bond Issuances, below.

UNS Electric has $60 million of long-term debt that matures on August 11, 2008.  At maturity, that debt will be repaid from proceeds of UNS Electric’s new $100 million long-term debt issued on August 7, 2008.   On August 7, 2008, UNS Electric used a portion of the proceeds to repay its outstanding borrowings under the UNS Gas/UNS Electric Revolver and for general corporate purposes. See UNS Electric, Liquidity and Capital Resources, Bond Issuances, below.

For more information concerning liquidity and capital resources, see Tucson Electric Power Company, Liquidity and Capital Resources, below, UNS Gas, Liquidity and Capital Resources, UNS Electric, Liquidity and Capital Resources, and Other Non-Reportable Segments, Liquidity and Capital Resources, below.

UniSource Energy Credit Agreement

The UniSource Credit Agreement consists of a $30 million amortizing term loan facility and a $70 million revolving credit facility and matures in 2011.  At June 30, 2008, there was $18 million outstanding under the term loan facility and $52 million outstanding under the revolving credit facility at a weighted average interest rate of 3.73%.

Convertible Senior Notes

UniSource Energy has outstanding $150 million of 4.50% Convertible Senior Notes due 2035.  Each $1,000 of Convertible Senior Notes is convertible into 26.943 shares of our Common Stock at any time, representing a conversion price of approximately $37.12 per share of our Common Stock, subject to adjustments.  The closing price of UniSource Energy’s Common Stock was $29.83 on August 5, 2008.

Guarantees and Indemnities

In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries.  We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis.  The most significant of these guarantees at June 30, 2008 were:

•	UES’ guarantee of senior unsecured notes issued by UNS Gas ($100 million) and UNS Electric ($60 million maturing August 11, 2008);

•	UES’ guarantee of the $60 million UNS Gas/UNS Electric Revolver; and

•	UniSource Energy’s guarantee of approximately $2 million in building lease payments for UNS Gas.

•	In August 2008, UES guaranteed senior unsecured notes totaling $100 million issued by UNS Electric.

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

Contractual Obligations

There have been no significant changes in our contractual obligations or other commercial commitments from those reported in our 2007 Annual Report on Form 10-K, other than:

•
In 2008, TEP entered into additional power supply agreements for the periods July through September 2008 and 2009.  Some of these contracts are indexed to natural gas prices.  TEP estimates its minimum payments under these contracts to be $49 million in 2008 and $12 million in 2009 based on natural gas prices at June 30, 2008.

•
In 2008, TEP entered into a five year gas transportation agreement with El Paso Natural Gas.  TEP estimates its minimum payments under this contract to be $2 million in 2008, $3 million in 2009, $4 million in each of the years 2010 through 2012, and less than $1 million in 2013.

•
In 2008, TEP entered into additional forward gas purchase agreements through August 2011.  TEP estimates its minimum payments for these forward purchases to be $40 million in 2008, $15 million in 2009, $9 million in 2010, and $2 million in 2011.

•
In 2008, UNS Electric entered into forward gas purchase agreements through August 2011.  UNS Electric estimates its minimum payments for these forward purchases to be $2 million in 2008, $3 million in each of the years 2009 and 2010, and less than $1 million in 2011 based on natural gas prices at June 30, 2008.

•
In 2008, UNS Gas entered into forward gas purchase agreements through August 2011.  UNS Gas estimates its minimum payments for these forward purchases to be $9 million in 2008, $15 million in 2009, $12 million in 2010, and $7 million in based on natural gas prices at June 30, 2008.

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

Income Tax Position

At June 30, 2008, UniSource Energy and TEP had, for federal and state income tax filing purposes: AMT credit carryforward amounts of $48 million and $33 million, respectively; and a $1 million Capital Loss carryforward at UniSource Energy.

TUCSON ELECTRIC POWER COMPANY

RESULTS OF OPERATIONS

The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis.  The following discussion relates to TEP’s utility operations, unless otherwise noted.

Three Months Ended June 30

TEP recorded net income of $6 million in the second quarter of 2008 compared with net income of $12 million in the same period last year.  The following factors contributed to the decrease:

•	a $14 million decrease in total operating revenues less fuel and purchased power expense due to the following:

•
an $18 million decrease in retail revenues due primarily to a provision for rate refunds of $15 million of retail revenues equivalent to the Fixed CTC revenue that was collected from customers when the TRA was fully amortized in early May 2008.  In addition, mild weather led to a 1.8% decrease in retail kWh sales;

•	a $5 million increase in other revenues due primarily to fees and reimbursements received for fuel and O&M costs related to Springerville Units 3 and 4;

•
a $39 million increase in wholesale revenues due to higher excess coal-fired energy resulting from  increased coal plant output and lower retail sales and an increase in the market price of wholesale power.  Wholesale sales volumes increased 41% and the average price per MWh of wholesale power sold increased by 31%; and

•
a $39 million increase in purchased power expense.  Purchased power volumes increased by 31% as a result of higher short-term wholesale sales activity, while the average price paid per MWh increased 51% due to higher market prices.

Other factors impacting the comparability of second quarter 2008 results with 2007 include:

•
an $11 million increase in O&M expense.  O&M related to Springerville Units 3 and 4, which is reimbursed to TEP by the owners of those units and recorded in other revenues, increased by $6 million.  O&M expense also includes lower pre-tax gains from the sale of excess SO2 Emission Allowances of $4 million;

•	a $13 million decrease in the amortization of TEP’s TRA. The TRA was fully amortized in May 2008; and

•	a $3 million decrease in total interest expense resulting primarily from lower balances on capital lease obligations.

In the second quarters of 2008 and 2007, the net pre-tax benefit recognized by TEP related to Springerville Units 3 and 4 for operating fees, construction-related expenses and a reduction in its share of the common costs was $3 million.

Six Months Ended June 30

TEP recorded a net loss of $3 million in the first six months of 2008 compared with net income of $13 million in the same period last year.  The following factors contributed to the decrease:

•	a $26 million decrease in total operating revenues less fuel and purchased power expense due to the following:

•
a $17 million decrease in retail revenues due primarily to a provision for rate refunds of $15 million of retail revenue equivalent to the Fixed CTC revenue that was collected from customers after the TRA was fully amortized in May 2008;

•	a $10 million increase in other revenues due primarily to fees and reimbursements received for fuel and O&M costs related to Springerville Units 3 and 4;

•
a $42 million increase in wholesale revenues due to higher excess coal-fired energy resulting from an increase in coal plant output and lower retail sales, and an increase in the market price of wholesale power.  Wholesale sales volumes increased 27% and the average price per MWh of wholesale power sold increased by 13%;

•	a $7 million increase in fuel expense due to higher coal-related fuel costs. Fuel expense includes an unrealized gain of $5 million related to gas hedges; and

•
a $54 million increase in purchased power expense.  Purchased power volumes increased by 32% as a result of higher wholesale sales activity and replacement power purchases during the first quarter.  The average price paid per MWh increased 41% due to higher market prices for wholesale energy.

Other factors impacting the comparability of results for the first six months of 2008 with the same period in 2007 include:

•	a $3 million increase in depreciation and amortization expense due to additions to plant in service;

•	a $10 million decrease in the amortization of TEP’s TRA. In May 2008, the TRA was fully amortized; and

•	a $6 million decrease in total interest expense resulting primarily from lower balances on capital lease obligations.

In the first six months of 2008 and 2007, the net pre-tax benefit recognized by TEP related to Springerville Units 3 and 4 for operating fees, construction-related expenses and a reduction in its share of the common costs was $6 million and $5 million, respectively.

Utility Sales and Revenues

	Sales		Operating Revenue
Three Months Ended June 30,	2008	2007	2008	2007
	-Millions of kWh-		-Millions of Dollars-
Electric Retail Sales:
Residential	944	999	$88	$93
Commercial	542	540	57	56
Industrial	567	596	42	43
Mining	277	244	14	12
Public Authorities	73	69	5	5
Total Electric Retail Sales	2,403	2,448	$206	$209
Provision for Rate Refunds	-	-	(15)	-
Net Electric Retail Sales	2,403	2,448	$191	$209
Electric Wholesale Sales Delivered:
Long-term Contracts	259	255	13	13
Other Sales	902	570	65	28
Transmission	-	-	5	4
Total Electric Wholesale Sales	1,161	825	83	45
Total Electric Sales	3,564	3,273	$274	$254

Weather Data:	2008	2007
Cooling Degree Days
Three Months Ended June 30	420	465
10-Year Average	457	440

	Sales		Operating Revenue
Six Months Ended June 30,	2008	2007	2008	2007
	-Millions of kWh-		-Millions of Dollars-
Electric Retail Sales:
Residential	1,717	1,773	$153	$158
Commercial	957	955	99	98
Industrial	1,084	1,127	78	80
Mining	544	483	28	24
Public Authorities	128	122	9	9
Total Electric Retail Sales	4,430	4,460	$367	$369
Provision for Rate Refunds	-	-	(15)	-
Net Electric Retail Sales	4,430	4,460	$352	$369
Electric Wholesale Sales Delivered:
Long-term Contracts	570	540	28	27
Other Sales	1,534	1,120	98	60
Transmission	-	-	9	7
Total Electric Wholesale Sales	2,104	1,660	135	94
Total Electric Sales	6,534	6,120	$487	$463

Weather Data:	2008	2007
Cooling Degree Days
Six Months Ended June 30,	420	467
10-Year Average for Six Months Ended June 30,	457	441

Mark-to-Market Adjustments

The table below summarizes the net unrealized gains (losses) on TEP’s forward sales and purchases of power and natural gas.  Amounts for 2008 are based on the market price of power and natural gas as of June 30, 2008.

	Three Months		Six Months
Mark-to-Market Transactions – Unrealized Gain (Loss)	Ended June 30,		Ended June 30,
Recorded in Earnings	2008	2007	2008	2007
	-Millions of Dollars-
Recorded in Wholesale Sales:
Forward Power Sales	$(10)	$1	$(15)	$(8)
Forward Power Purchases	10	(1)	14	7
Forward Power Purchases Recorded in Purchased Energy	-	-	(3)	1
Forward Gas Price Swaps Recorded in Fuel	4	-	5	-
Total Pre-Tax Unrealized Gain (Loss)	$4	$-	$1	$-

Operating Expenses

Fuel and Purchased Power Expense

	Generation and Purchased Power		Expense
Three Months Ended June 30,	2008	2007	2008	2007
	-Millions of kWh-		-Millions of Dollars-
Coal-Fired Generation
Four Corners	133	121	$2	$2
Navajo	329	326	6	6
San Juan	617	639	17	16
Springerville	1,531	1,385	26	23
Sundt Unit 4	169	197	6	6
Total Coal-Fired Generation	2,779	2,668	57	53
Gas-Fired Generation
Luna	155	184	9	11
Other Gas Units	61	66	9	7
Total Gas-Fired Generation	216	250	18	18
Unrealized (Gains) on Gas Hedges	-	-	(4)	-
Net Gas-Fired Generation	216	250	14	18
Solar and Other	3	3	-	-
Total Generation (1)	2,998	2,921	71	71
Purchased Power	825	629	79	40
Total Resources	3,823	3,550	$150	$111
Less Line Losses and Company Use	(259)	(277)
Total Energy Sold	3,564	3,273
(1) Fuel expense in 2008 and 2007 excludes $2 million and $1 million, respectively, related to Springerville 3; these expenses are reimbursed by Tri- State and recorded in Other Revenue.

Coal-fired generation increased by 4% compared with the second quarter of 2007, due to a decrease in plant outages compared with last year.  Coal-related fuel expense increased by $4 million, or 8%, due primarily to increased generation at Springerville and higher coal costs at San Juan.  See Coal Supply, below.

Gas-fired generation decreased by 14% due primarily to higher coal plant availability, outages at Luna and lower retail kWh sales during the month of May.  Gas-related fuel expense decreased by $4 million, benefiting from an unrealized gain of $4 million in the second quarter of 2008 related to gas hedges.  The average market price for natural gas during the second quarter of 2008 increased 43% compared with the same period last year.

Power purchases increased 31% compared with the second quarter of 2007, leading to a $39 million increase in purchased power expense.  The higher purchased power volume and expense is due primarily to higher short-term wholesale sales activity and a 44% increase in the market price for wholesale energy.

	Generation and Purchased Power		Expense
Six Months Ended June 30,	2008	2007	2008	2007
	-Millions of kWh-		-Millions of Dollars-
Coal-Fired Generation
Four Corners	283	300	$5	$5
Navajo	628	617	11	10
San Juan	1,131	1,131	32	28
Springerville	2,880	2,803	49	47
Sundt Unit 4	375	361	14	12
Total Coal-Fired Generation	5,297	5,212	111	102
Gas-Fired Generation
Luna	352	350	22	20
Other Gas Units	65	80	10	9
Total Gas-Fired Generation	417	430	32	29
Unrealized (Gain) on Gas Hedges	-	-	(5)	-
Net Gas-Fired Generation	417	430	27	29
Solar and Other	5	5	-	-
Total Generation (1)	5,719	5,647	138	131
Purchased Power	1,255	953	108	58
Unrealized (Gain)/Loss on Power Purchases	-	-	3	(1)
Net Purchased Power	1,255	953	111	57
Total Resources	6,974	6,600	$249	$188
Less Line Losses and Company Use	(440)	(480)
Total Energy Sold	6,534	6,120
(1) Fuel expense in the first six months of 2008 and 2007 excludes $3 million and $2 million, respectively, related to Springerville 3; these expenses are reimbursed by Tri-State and recorded in Other Revenue.

Coal-fired generation increased by 2% compared with the first half of 2007, due to a decrease in planned outages compared with last year.  Coal-related fuel expense increased by $9 million, or 9%, due primarily to higher coal costs at San Juan and Sundt Unit 4 and increased output from TEP’s higher cost plants.  See Coal Supply, below.

Gas-fired generation decreased by 3% due primarily to lower coal plant availability during the first six months of 2007. Gas-related fuel expense was $2 million, or 7%, lower than the same period last year due to an unrealized gain of $5 million in first half of 2008 related to gas hedges.

Power purchases increased 32% compared with the first six months of 2007, leading to a $54 million increase in purchased power expense.  The higher purchased power volume and expense is due primarily to replacement power purchases resulting from lower coal plant availability during the first quarter, higher short-term wholesale sales activity and a 38% increase in the market price for wholesale energy.

The table below summarizes TEP’s cost per kWh generated or purchased, before unrealized mark-to-market gains or losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	-cents per kWh generated-		-cents per kWh generated-
Coal	2.05	1.99	2.10	1.96
Gas	8.33	7.20	7.67	6.74
Purchased Power	9.58	6.36	8.61	6.09

For the six months ended June 30, 2008, TEP’s average fuel and purchased power cost, excluding unrealized gains and losses on mark-to-market transactions, was 3.8 cents per kWh sold.

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

Proposed Settlement Agreement

On May 29, 2008, a settlement agreement (2008 Proposed Settlement Agreement) in TEP’s rate proceeding was filed with the ACC.  Parties to the 2008 Proposed Settlement Agreement include ACC Staff, Arizonans for Electric Choice and Competition, Phelps Dodge Mining Company, Arizona Community Action Association, United States Department of Defense, Arizona Investment Council, International Brotherhood of Electric Workers Local 1116, Mesquite Power, LLC, Southwestern Power Group II, LLC, Bowie Power Station, LLC, Sempra Energy Solutions and Kroger.

Hearings before an ACC administrative law judge (ALJ) concluded on July 16, 2008.  Reply briefs are due from the participants in TEP’s rate case proceeding on August 29, 2008.  TEP expects the ALJ to issue a recommended opinion and order regarding the 2008 Proposed Settlement Agreement in the third or fourth quarter of 2008.  The opinion issued by the ALJ will be subject to ACC approval.  TEP expects the ACC to issue a final order in the fourth quarter of 2008.  TEP cannot predict the outcome of the 2008 Proposed Settlement Agreement proceedings.

The terms of the 2008 Proposed Settlement Agreement include:

•
Base Rate Increase.  A base rate increase of approximately 6% over TEP’s current retail rate of 8.4 cents per kilowatt-hour (kWh).  The proposed increase will result in an increase in annual revenues of approximately $47 million, which would increase TEP’s 2006 test year base revenues of approximately $781 million to $828 million.  The average cost of fuel and purchased power embedded in base rates is approximately 2.9 cents per kWh.

•
Ratemaking Methodology for Generation Assets.  Rates for generation service, including Springerville Unit 1 (SGS 1) and the Luna Energy Facility (Luna), will be based on a cost-of-service methodology.  For any rates in effect after 2012, all generation assets acquired by TEP after December 31, 2006 but before December 31, 2012 shall be included in TEP’s rate base at their respective original depreciated cost, subject to subsequent review by the ACC in future rate cases or other regulatory proceedings.

SGS 1 non-fuel costs will reflect a cost of $25.67 per kilowatt (kW) per month.  Luna will be included in TEP’s original cost rate base at its net book value of $48 million as of December 31, 2006.

•
Cost of Capital.  TEP’s capital structure for ratemaking purposes will be comprised of 57.5% debt and 42.5% common equity.  TEP’s allowed return on equity will be 10.25% and the embedded cost of debt will be 6.38% for ratemaking purposes.

•
Depreciation and Net Negative Salvage.  Upon the effective date of an ACC order approving the 2008 Proposed Settlement Agreement, TEP will implement new depreciation rates that include: a component for net negative salvage value for all generation assets except Luna; and new depreciation rates for distribution and general plant assets that will extend the depreciable lives of these assets.  The change in depreciation rates will result in an increase in depreciation expense of approximately $11 million per year, based on a December 31, 2006 test year.

•
Implementation Cost Recovery Asset and Coal Costs.  TEP’s original cost rate base will include an Implementation Cost Recovery Asset (ICRA) of $14 million to reflect costs incurred by TEP to transition to competition under the 1999 Settlement Agreement.  For ratemaking purposes, the ICRA will be amortized over a four-year period.

The 2008 Proposed Settlement Agreement will also allow TEP to recover, over a nine-year period, approximately $9 million of costs related to the buy down in 2000 of a coal contract for the San Juan Generating Station.

•
Purchased Power and Fuel Adjustor Clause.  The purchased power and fuel adjustor clause (PPFAC) will be effective starting January 1, 2009.  The PPFAC allows recovery of demand charges and the cost of contracts for hedging fuel and purchased power costs.  The PPFAC will consist of a forward component and a true-up component.

-
The forward component will be updated on April 1 of each year, starting in 2009.  The forward component will be the forecasted fuel and purchased power costs for the 12-month period from April 1 to March 31, less the embedded base cost of fuel and purchased power of 2.9 cents per kWh.  During this 12-month period, TEP will have the ability to request an adjustment to the forward component should an extraordinary event occur that causes a drastic change in forecasted fuel and purchased power costs.

-	The true-up component will reconcile any over/under collected amounts from the preceding 12-month period and will be credited to or recovered from customers in the subsequent year.

-
TEP will credit the following against the PPFAC: 100% of short-term wholesale revenues; 50% of the revenues from the sales of sulfur dioxide (SO2) emission allowances; and 10% of TEP’s positive wholesale trading profits.

•
Renewable Energy and Demand-Side Management Adjustors.  TEP’s new rates will include the Renewable Energy Standard Tariff (REST) adjustor mechanism approved by the ACC in April 2008.  A demand-side management (DSM) adjustor mechanism will provide initial funding of $6 million for DSM programs.  TEP will file for ACC approval to reset the DSM adjustor rate by April 1 of each year.

•
Base Rate Increase Moratorium.  TEP’s base rates will be frozen through December 31, 2012.  TEP will be prohibited from submitting a base rate application before June 30, 2012.  The test year to be used in TEP’s next base rate application must be no earlier than December 31, 2011.  Notwithstanding the rate increase moratorium, base rates and adjustor mechanisms may be changed in emergency conditions which are beyond TEP’s control if the ACC concludes such changes are required to protect the public interest.  TEP will not be precluded from seeking rate relief in the event of the imposition of a federal carbon tax or related federal carbon regulations.

•
1999 Settlement Agreement.  All of TEP’s rights and claims under the 1999 Settlement Agreement would be waived if the proposed settlement agreement is approved by the ACC without any significant modifications.

If TEP does not receive adequate rate relief from the ACC: (i) all of TEP’s legal rights and claims arising out of the 1999 Settlement Agreement and the decision approving the 1999 Settlement Agreement would be fully preserved; (ii) TEP’s results of operations, net income and cash flows could be negatively impacted; and (iii) TEP may initiate legal proceedings against (a) the ACC, and other parties, for breach of the 1999 Settlement Agreement and (b) the ACC for inadequate rates.  The proposed settlement agreement is subject to ACC approval.  TEP cannot predict the outcome of the rate case proceedings.

True-up Revenues

According to a May 2007 order of the ACC, TEP’s current retail rates shall remain in effect, including the collection of an amount equal to the Fixed Competitive Transition Charge (CTC), until the effective date of a final order in the rate case proceeding.  Under the 1999 Settlement Agreement, collection of the Fixed CTC terminated in May 2008 when the TRA balance was amortized to zero.   The incremental revenues (true-up revenues) collected as a result of continuing to collect an amount equal to the Fixed CTC (estimated to be $65 million from May 2008 to December 31, 2008) shall accrue interest and shall be subject to refund or credit or other such mechanism to protect customers, as determined by the ACC.

As of June 30, 2008, TEP had collected $15 million of true-up revenues which were recorded as a provision for rate refunds.  TEP will continue to record the true up revenues as a provision for rate refunds until the ACC issues a final order that authorizes TEP to retain any incremental revenues.

The 2008 Proposed Settlement Agreement does not address the amount or the treatment of any true-up revenues but would provide, to the extent the ACC determines that the true-up revenues are to be credited to customers, that TEP will credit up to $32.5 million of true-up revenue to customers through the PPFAC.

Renewable Energy Standard and Tariff

In April 2008, the ACC approved a REST plan for TEP to be implemented starting on June 1, 2008.  The plan is based on an ACC Staff recommendation that will result in $14 million collected annually from customers to pay for REST compliance costs.  The funds received from customers under the REST plan will be used to offset costs incurred by TEP under the REST plan.

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

As part of this proceeding, TEP has requested that FERC order El Paso to refund transmission charges paid by TEP during the pendency of this dispute proceeding. These refunds include $3.5 million paid to El Paso in 2006, $3 million paid to El Paso in 2007, $2 million in the first six months of 2008, as well as any additional disputed transmission purchased prior to FERC issuing its final order.  TEP expects FERC to issue its final order in 2008.

TEP cannot predict the outcome of this proceeding.

Market Prices

As a participant in the Western U.S. wholesale power markets, TEP is directly and indirectly affected by changes in market conditions.  The average market price for around-the-clock energy based on the Dow Jones Palo Verde Index was 44% higher in the second quarter of 2008 compared with the same period last year.  The average price for natural gas based on the Permian Index was 43% higher than the second quarter of 2007.  We cannot predict whether changes in various factors that influence demand and supply will cause prices to change for the remainder of 2008.

Average Market Price for Around-the-Clock Energy	$/MWh
Quarter ended June 30, 2008	$79
Quarter ended June 30, 2007	55

Six months ended June 30, 2008	$72
Six months ended June 30, 2007	52

Average Market Price for Natural Gas	$/MMBtu
Quarter ended June 30, 2008	$9.44
Quarter ended June 30, 2007	6.59

Six months ended June 30, 2008	$8.37
Six months ended June 30, 2007	6.46

Short-term and spot power purchase prices are also closely correlated to natural gas prices.  Due to its increasing seasonal gas and purchased power usage, TEP hedges a portion of its total natural gas exposure from plant fuel and gas-indexed purchased power with fixed price contracts for a maximum of three years.  TEP had approximately 53% of this exposure hedged for the remainder of the summer peak period through October 2008 at a weighted average price of $8.71 per MMBtu.  TEP purchases its remaining gas fuel needs and purchased power in the spot and short-term markets.

Market prices may also affect TEP’s wholesale revenues.  TEP commits to future sales of energy as part of its ongoing efforts to hedge its excess generation based on projected generation capability, forward prices and generation costs.  For 2008, TEP has sold forward approximately 260,000 MWh at an average price of $80 per MWh.

Coal Supply

We expect TEP’s total coal-related fuel expense across all of its plants to increase by $18 million in 2008, compared with 2007.  Excluding the $8 million of settlement benefits and year-end adjustments related to mining costs at San Juan recognized in the fourth quarter of 2007, general cost pressures are expected to increase total coal-related fuel expense by $10 million, or 5% in 2008.  In the first six months of 2008, coal-related fuel expense was $9 million higher than the same period last year.

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

The repair work was completed on both units in May 2008.  During the module repair process, the output from Springerville Unit 2 was reduced by 10 MW.  A significant portion of the repair cost is expected to be covered by insurance.

Emission Allowances

TEP has SO2 Emission Allowances in excess of what is required to operate its generating units.  The excess results primarily from a higher removal rate of SO2 emissions at Springerville Units 1 and 2 following recent upgrades to environmental plant components and related changes to plant operations.  From time to time, TEP will sell a portion of its excess SO2 Emission Allowances.  The table below summarizes sales of SO2 Emission Allowances made in 2007.  TEP did not sell any SO2 Emission Allowances in the first quarter of 2008 and had no forward sales as of June 30, 2008.

Delivery	Allowances Sold	Pre-tax Gain
2007		-Millions-
1st Quarter	2,500	$2
2nd Quarter	7,500	5
3rd Quarter	5,000	3
4th Quarter	7,000	5
Total 2007	22,000	$15

2008
1st Quarter	-	$-
2nd Quarter	4,000	1
Total 2008	4,000	$1

TEP expects to have approximately 13,000 excess SO2 Emission Allowances through 2009.

On July 11, 2008, a U.S. Court of Appeals decision invalidated certain EPA regulations that would have required the reduction of SO2 emissions starting in 2010 in several Midwestern and eastern states.  As a result, the market value of SO2 Emission Allowances has significantly declined.

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

The following table sets forth, by level within the fair value hierarchy, TEP’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008.  As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Tucson Electric Power
	June 30, 2008 - Millions of Dollars -
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Energy Contracts (1)	$-	$27	$(5)	$22
Cash Collateral (2)	-	-	-	-
Investments (3)	-	14	-	14
Deferred Compensation	-	(6)	-	(6)
Interest Rate Swap	-	(3)	-	(3)
Total	$-	$32	$(5)	$27

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

For the three months ended June 30, 2008, TEP recorded unrealized losses of $1 million in OCI due to the change in the fair value of net trading derivatives classified as Level 3 in the fair value hierarchy.  TEP recorded in the six months ended June 30, 2008, unrealized losses of $3 million in Purchased Energy line of the income statement and $2 million in Other Comprehensive Income (OCI).  The changes in fair value were due to higher gas prices on gas-indexed forward power purchases.

TEP’s Level 3 derivatives include certain energy contracts where published prices are not readily available.  These include contracts for delivery periods during non-standard time blocks and contracts for delivery during only a few months of a given year when prices are quoted only for the annual average.  In these cases, TEP applies certain assumptions using historical price curve relationships to value such contracts.  There were no changes in such valuation methods in the second quarter of 2008.

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

The table below shows TEP’s net cash flows after capital expenditures, scheduled debt payments and payments on capital lease obligations which are paid at the beginning of January and July:

Six Months Ended June 30,	2008	2007
	-Millions of Dollars-
Net Cash Flows – Operating Activities (GAAP)	$131	$93
Amounts from Statements of Cash Flows:
Less: Capital Expenditures	(153)	(82)
Net Cash Flows after Capital Expenditures (non-GAAP)*	(22)	11
Amounts from Statements of Cash Flows:
Less: Retirement of Capital Lease Obligations	(62)	(56)
Plus: Proceeds from Investment in Lease Debt	11	11
Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (non-GAAP)*	$(73)	$(34)

Six Months Ended June 30,	2008	2007
	-Millions of Dollars-
Net Cash Flows – Operating Activities (GAAP)	$131	$93
Net Cash Flows – Investing Activities (GAAP)	(271)	(73)
Net Cash Flows – Financing Activities (GAAP)	157	1
Net Cash Flows after Capital Expenditures (non-GAAP)*	(22)	11
Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (non-GAAP)*	(73)	(34)

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

On August 1, 2008, $128 million of TEP collateral trust bonds with a coupon of 7.5% matured.  TEP retired the maturing debt with the proceeds from the issuance of $130 million of IDBs in June 2008.  See Financing Activities, Bond Issuances, below.

Operating Activities

In the first six months of 2008, net cash flows from operating activities increased by $38 million compared with the same period in 2007.  Net cash flows were impacted by:

•
a $13 million decrease in cash receipts from retail and wholesale electric sales, less fuel and purchased power costs, resulting from higher coal-related fuel costs, mild weather and unplanned outages during the first quarter that limited wholesale sales opportunities;

•	a $10 million increase in cash receipts related to reimbursements received for the operation of Springerville Units 3 and 4;

•	income tax refunds of $11 million;

•	a $5 million decrease in proceeds from the sale of excess SO2 emission allowances;

•	an $11 million decrease in total interest paid due to lower capital lease obligation balances; and

•	a $16 million decrease in income taxes paid due to lower taxable income and payments made last year for amended tax returns.

Investing Activities

Net cash used for investing activities was $198 million higher in the first six months of 2008 compared with the same period last year primarily due to: a $71 million increase in capital expenditures due to the maintenance and growth of TEP’s utility system; and the deposit of $133 million by TEP with the trustee for the first collateral trust bonds that matured on August 1, 2008.  See Deposit of Bond Proceeds with Trustee, below.

Financing Activities

Net cash proceeds from financing activities were $156 million higher in the first six months of 2008 compared with the same period in 2007.  The following factors contributed to the increase:

•	proceeds of $221 million received by TEP related to the issuance of tax-exempt IDB’s through the Pima County Industrial Development Authority;

•	a $43 million decrease in net proceeds from borrowings under the TEP Revolving Credit Facility; partially offset by

•	a $6 million increase in scheduled payments made on capital lease obligations; and

•	$10 million of long-term debt repayments.

TEP Credit Agreement

The TEP Credit Agreement consists of a $150 million revolving credit facility and a $341 million letter of credit facility which supports $329 million of tax-exempt variable rate bonds.  The TEP Credit Agreement matures in 2011 and is secured by $491 million of 1992 Mortgage Bonds.  At June 30, 2008, there were $20 million of outstanding loans under the revolving credit facility and there were $5 million in letters of credit issued under the revolving credit facility.

Bond Issuances

On March 19, 2008, the Pima Authority issued approximately $91 million of its 2008 Series A tax-exempt IDBs (2008 Pima A Bonds) for TEP’s benefit.  The proceeds were used to redeem a corresponding principal amount of bonds previously issued by the Pima Authority for TEP’s benefit which TEP repurchased in 2005.  TEP did not cancel the repurchased bonds, which remained outstanding under their respective indentures but were not reflected as debt on the balance sheet.   As holder of the repurchased bonds being redeemed, TEP received the payment of the redemption price.  TEP used $75 million of the proceeds to repay loans outstanding under its revolving credit facility and $10 million to redeem a portion of TEP’s collateral trust bonds that matured on August 1, 2008.

The 2008 Pima A Bonds are unsecured, bear interest at the rate of 6.375%, mature on September 1, 2029 and are callable at par in March 2013.

On June 25, 2008, the Pima Authority issued $130 million of its 2008 Series B tax-exempt IDBs (2008 Pima B Bonds) for TEP’s benefit.  The proceeds were used to redeem a corresponding principal amount of bonds previously issued by the Pima Authority for TEP’s benefit which TEP repurchased in 2005.  TEP did not cancel the repurchased bonds, which remained outstanding under their respective indentures but were not reflected as debt on the balance sheet.   As holder of the repurchased bonds being redeemed, TEP received the payment of the redemption price.  TEP used $128 million of the proceeds to redeem the remaining 7.5% collateral trust bonds that matured on August 1, 2008.

The 2008 Pima B Bonds are supported by a letter of credit (LOC) issued under a $132 million LOC and Reimbursement Agreement dated April 30, 2008 among TEP, the LOC issuing bank and a group of lenders.  The LOC is secured by $132 million of 1992 Mortgage Bonds and expires April 30, 2011.

The maturity of the 2008 Pima B Bonds is September 1, 2029.  The Indenture allows interest to be payable at a Daily Rate, a Commercial Paper Rate, a Weekly Rate or a Term Rate.  The 2008 Pima B Bonds will accrue interest at the Weekly Rate unless and until the interest rate mode is converted to another permitted interest rate mode.  The initial interest rate on the bonds was 1.50%.  In addition, TEP pays a remarketing fee of 10 basis points (bps) to the remarketing agent of the bonds, a LOC fee of 75 bps to the lenders and an LOC issuing fee of 12.5 bps to the issuing bank.

Deposit of Bond Proceeds with Trustee

On June 30, 2008, TEP deposited $133 million with the trustee for its collateral trust bonds which was applied to the payment of $128 million of principal plus accrued interest on such bonds at maturity on August 1, 2008.  At June 30, 2008, this deposit was classified on TEP’s balance sheet in Current Assets, First Collateral Trust Bond Deposit.

Capital Lease Obligations

At June 30, 2008, TEP had $542 million of total capital lease obligations on its balance sheet.  The table below provides a summary of the outstanding lease amounts in each of the obligations.

Leased Asset	Capital Lease Obligation Balance at June 30, 2008	Expiration
	- In Millions -
Springerville Unit 1	$307	2015
Springerville Coal Handling Facilities	102	2015
Springerville Common Facilities	107	2020
Sundt Unit 4	26	2011
Total Capital Lease Obligations	$542

Except for TEP’s 14% equity ownership in the Springerville Unit 1 Leases and its 13% equity ownership in the Springerville Coal Handling Facilities, TEP will not own these assets at the expiration of the leases.  TEP will either renew the leases or purchase the leased assets at such time.  The renewal and purchase options for Springerville Unit 1 and Sundt Unit 4 are generally for fair market value as determined at that time, while the purchase price option is fixed for the Springerville Coal Handing Facilities and Springerville Common Facilities.  The owners of Springerville Units 3 and 4 have the option to purchase a pro rata share of the Springerville Coal Handling and Common Facilities when those leases expire.

Investments in Springerville Lease Debt and Equity

At June 30, 2008, TEP had $141 million of investments in lease debt and equity on its balance sheet.  TEP’s investment in lease debt has been reduced by scheduled payments on capital lease obligations. The yields on

TEP’s investments in Springerville lease debt, at the date of purchase, range from 8.9% to 12.7%.  The table below provides a summary of the investment balances in lease debt.

	Lease Debt Investment Balance
Leased Asset	June 30, 2008	December 31, 2007
	- In Millions -
Investments in Lease Debt:
Springerville Unit 1	$59	$71
Springerville Coal Handling Facilities	34	34
Total Investment in Lease Debt	$93	$105

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

TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants.  As of June 30, 2008, TEP was in compliance with the terms of the TEP Credit Agreement and such financial covenants.

UNS GAS

RESULTS OF OPERATIONS
.
UNS Gas reported net income of less than $1 million in the second quarter of 2008 and a net loss of $1 million in same period of 2007.

As of June 30, 2008, UNS Gas’ customer base increased less than 1% since June 2007.  The table below shows UNS Gas’ therm sales and revenues for the first quarters of 2008 and 2007.

	Sales		Revenue
Three Months Ended June 30,	2008	2007	2008	2007
	- Millions of Therms -		- Millions of Dollars -
Retail Therm Sales:
Residential	10	9	15	$12
Commercial	6	5	7	6
Industrial	-	-	-	-
Public Authorities	1	1	1	1
Total Retail Therm Sales	17	15	23	19
Transport	-	-	1	1
Negotiated Sales Program (NSP)	8	5	8	3
Total Therm Sales	25	20	$32	$23

Retail therm sales were 10% higher in the second quarter of 2008 compared with the same period last year due to customer growth and cooler weather.  Retail revenues were $4 million, or 21% higher due to higher therm sales

and a base rate increase averaging 4% that went into effect in December 2007.   See Factors Affecting Results of Operations, Rates and Regulation, Purchased Gas Adjustment Mechanism, below.

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

The table below provides summary financial information for UNS Gas.

Three Months Ended June 30,	2008	2007
	- Millions of Dollars -
Gas Revenues	$32	$23
Other Revenues	1	-
Total Operating Revenues	33	23
Purchased Gas Expense	22	15
Other Operations and Maintenance Expense	6	6
Depreciation and Amortization	2	2
Taxes other than Income Taxes	1	1
Total Other Operating Expenses	31	24

Operating Income	2	(1)
Other Income	-	1
Total Interest Expense	2	2
Income Tax Expense (Benefit)	-	(1)
Net Income	$-	$(1)

Six Months Ended June 30, 2008 Compared with the Six Months Ended June 30, 2007

UNS Gas reported net income of $7 million in the first six months of 2008, compared with net income of $3 million in 2007.

The table below shows UNS Gas’ therm sales and revenues for the six months ending June 30, 2008 and 2007.

	Sales		Revenue
Six Months Ended June 30,	2008	2007	2008	2007
	- Millions of Therms -		- Millions of Dollars -
Retail Therm Sales:
Residential	45	43	$57	$53
Commercial	18	17	20	19
Industrial	1	1	1	1
Public Authorities	4	4	4	4
Total Retail Therm Sales	68	65	82	77
Transport	-	-	2	1
Negotiated Sales Program (NSP)	14	10	13	7
Total Therm Sales	82	75	$97	$85

Retail therm sales were 5% higher in the first six months of 2008 compared with the same period last year, due primarily to customer growth and cold weather during the first quarter.  Retail revenues were $5 million, or 6% above 2007, due to higher therm sales and a base rate increase of 4% effective December 1, 2007.  See Factors Affecting Results of Operations, Rates and Regulation, Energy Cost Adjustment Mechanism, below.

The table below provides summary financial information for UNS Gas.

Six Months Ended June 30,	2008	2007
	- Millions of Dollars -
Gas Revenues	$97	$85
Other Revenues	2	1
Total Operating Revenues	99	86
Purchased Gas Expense	67	59
Other Operations and Maintenance Expense	13	13
Depreciation and Amortization	3	4
Taxes other than Income Taxes	2	2
Total Other Operating Expenses	85	78

Operating Income	14	8
Other Income	-	1
Total Interest Expense	3	3
Income Tax Expense (Benefit)	4	3
Net Income	$7	$3

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

At any time UNS Gas’ PGA bank balance is under-recovered, UNS Gas may request a PGA surcharge with the goal of collecting the amount deferred from customers over a period deemed appropriate by the ACC.  When the PGA bank balance reaches an over-collected balance of $10 million on a billed to customers basis, UNS Gas is required to make a filing so that the ACC can determine how the over-collected balance should be returned to customers.  On June 30, 2008, the PGA bank balance was over-collected by $2 million on a billed to customers basis ($4 million on an accrual (GAAP) basis).

Changes in the market price for gas, sales volumes and surcharge amount could significantly change the PGA bank balance in the future.

2008 General Rate Case Filing

In February 2008, UNS Gas filed a general rate case with the ACC, (on a cost of service basis), requesting a total increase of 7% to cover a revenue deficiency of $10 million.

In March 2008, ACC Staff informed UNS Gas that the historical test year used in its general rate case filing did not meet ACC requirements and, as a result, the filing by UNS Gas was deficient.  UNS Gas plans to file a revised general case in the fourth quarter of 2008 using a June 2008 test year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Outlook

UNS Gas’ capital requirements consist primarily of capital expenditures.  In the first six months of 2008, capital expenditures were $8 million.  UNS Gas expects internal cash flows to fund its future operating activities and a large portion of its construction expenditures. If natural gas prices rise and UNS Gas is not allowed to recover its projected gas costs or PGA bank balance on a timely basis, UNS Gas may require additional funding to meet operating and capital requirements.  Sources of funding future capital expenditures could include draws on the UNS Gas/UNS Electric Revolver, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy.  The rate increase approved by the ACC in November 2007 covers some, but not all, of UNS Gas’ higher costs and capital investments.  UNS Gas may need to rely more heavily on external funding sources for capital expenditures until it receives additional rate relief.

Operating Cash Flow and Capital Expenditures

The table below provides summary information for operating cash flow and capital expenditures for the first six months of 2008 and 2007.

Six Months Ended June 30,	2008	2007
	- Millions of Dollars -
Net Cash Flows – Operating Activities	$6	$17
Capital Expenditures	8	11

UNS Gas/UNS Electric Revolver

The UNS Gas/UNS Electric Revolver is a $60 million unsecured revolving credit facility which matures in August 2011.  Either borrower may borrow up to a maximum of $45 million so long as the combined amount borrowed does not exceed $60 million.

UNS Gas expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures, or to issue letters of credit to provide credit enhancement for its natural gas procurement and hedging activities. As of August 5, 2008, UNS Gas had no outstanding borrowings or letters of credit under the UNS Gas/UNS Electric Revolver.

Senior Unsecured Notes

UNS Gas has $100 million of senior unsecured notes that are guaranteed by UES. The note purchase agreement for UNS Gas restricts transactions with affiliates, mergers, liens, restricted payments and incurrence of indebtedness, and also contains a minimum net worth test.  As of June 30, 2008, UNS Gas was in compliance with the terms of its note purchase agreement.

UNS Gas must meet a leverage test and an interest coverage test to issue additional debt or to pay dividends.  However, UNS Gas may, without meeting these tests, refinance existing debt and incur up to $7 million in short-term debt.

Contractual Obligations

In 2008, UNS Gas entered into forward gas purchase agreements through August 2011.  UNS Gas estimates its minimum payments for these forward purchases to be $9 million in 2008, $15 million in 2009, $12 million in 2010, and $7 million in based on natural gas prices at June 30, 2008.

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

UNS ELECTRIC

RESULTS OF OPERATIONS

UNS Electric reported net income of $1 million in the second quarter of 2008, compared with net income of $2 million in the second quarter of 2007.

Similar to TEP’s operations, we expect UNS Electric’s operations to be seasonal in nature, with peak energy demand occurring in the summer months.

UNS Electric’s customer base increased approximately 1% from June 2007 to June 2008.  The table below shows UNS Electric’s kWh sales and revenues for the second quarters of 2008 and 2007.

	Sales		Revenue
Three Months Ended June 30,	2008	2007	2008	2007
	- Millions of kWh -		- Millions of Dollars -
Electric Retail Sales:
Residential	184	198	$20	$20
Commercial	167	163	18	16
Industrial	54	48	5	4
Other	1	1	-	-
Total Electric Retail Sales	406	410	$43	$40
Electric Wholesale Sales	26	-	3	-
Total Electric Sales	432	410	$46	$40

Retail kWh sales were down 1% in the second quarter of 2008 due to mild spring weather compared with the same period last year.  Revenues were $3 million, or 8% higher due in part to a rate increase of approximately 20% that was effective on June 1, 2008.  See Factors Affecting Results of Operations, Rates and Regulation, General Rate Case Filing, below for more information.

Wholesale revenues increased by $3 million in the second quarter of 2008.  Wholesale sales are made primarily from contract and resource capacity agreements that became effective June 1, 2008, subsequent to the expiration of the PWMT full requirements contract.

The table below provides summary financial information for UNS Electric.

Three Months Ended June 30,	2008	2007
	- Millions of Dollars -
Retail Electric Revenues	$43	$40
Wholesale Electric Revenues	3	-
Total Operating Revenues	46	40
Purchased Energy Expense	30	27
Other Operations and Maintenance Expense	8	7
Depreciation and Amortization	4	3
Taxes other than Income Taxes	1	1
Total Other Operating Expenses	43	38

Operating Income	2	2
Other Income	-	2
Total Interest Expense	1	1
Income Tax Expense	-	1
Net Income	$1	$2

Six Months Ended June 30, 2008 Compared with the Six Months Ended June 30, 2007

UNS Electric reported net income of $1 million in the first six months of 2008 and $2 million in the same period last year.  Results in first six months of 2007 include a pre-tax gain of $1 million related to the sale of land.

The table below shows UNS Electric’s kWh sales and revenues for the first six months of 2008 and 2007.

	Sales		Revenue
Six Months Ended June 30,	2008	2007	2008	2007
	- Millions of kWh -		- Millions of Dollars -

Electric Retail Sales:
Residential	367	380	$39	$38
Commercial	302	294	32	30
Industrial	105	95	9	7
Other	1	1	-	-
Total Electric Retail Sales	775	770	$80	$76
Electric Wholesale Sales	27	-	3	-
Total Electric Sales	802	770	$82	$76

Retail kWh sales were impacted by mild spring weather resulting in sales similar with those during the first six months of 2007.  An increase in commercial and industrial kWh sales and a rate increase that went into effect on June 1, 2008, contributed to the 5% increase in retail revenues compared with the six months ended June 30, 2007.

Wholesale revenues increased by $3 million in first six months of 2008.  Wholesale sales are made primarily from contract and resource capacity agreements that became effective June 1, 2008, subsequent to the expiration of the PWMT full requirements contract.

The table below provides summary financial information for UNS Electric.

Six Months Ended June 30,	2008	2007
	- Millions of Dollars -
Electric Revenues	$80	$76
Other Revenues	3	1
Total Operating Revenues	83	77
Purchased Energy Expense	54	51
Other Operations and Maintenance Expense	14	13
Depreciation and Amortization	7	6
Taxes other than Income Taxes	2	2
Total Other Operating Expenses	77	72

Operating Income	4	5
Other Income	1	2
Total Interest Expense	3	3
Income Tax Expense	1	2
Net Income	$1	$2

FACTORS AFFECTING RESULTS OF OPERATIONS

Rates and Regulation

General Rate Case Filing

In December 2006, UNS Electric filed a general rate case.  In May 2008, the ACC issued an order which is summarized below.

Test year – 12 months ended June 30, 2006	Requested by UNS Electric	2008 ACC Order
Original cost rate base	$141 million	$131 million
Revenue deficiency	$8.5 million	$4 million
Total rate increase (over test year revenues)	5.5%	2.5%
Cost of long-term debt	8.2%	8.2%
Cost of equity	11.8%	10.0%
Actual capital structure	49% equity / 51% debt	49% equity / 51% debt
Weighted average cost of capital	9.9%	9.0%

Purchased Power and Fuel Adjustment Clause

As part of the May 2008 ACC order, a new PPFAC mechanism took effect on June 1, 2008.  The PPFAC mechanism has a forward component and a true-up component.  The forward component of the PPFAC rate is based on forecasted fuel and purchased power costs. The true-up component reconciles actual fuel and purchased power costs with the amounts collected in the prior year and any amounts under/over-collected will be collected/refunded from/to customers.  The ACC imposed a cap on the PPFAC rate of 1.73 cents per kWh, resulting in total fuel and purchased power recovery of approximately 8.7 cents per kWh.

Line Extension Policy

As part of the May 2008 ACC order, UNS Electric is required to charge customers for the total cost of line extensions, eliminating UNS Electric’s prior practice of providing a portion of line extensions free of charge to its customers.  UNS Electric filed an implementation plan with the ACC in June 2008.   UNS Electric estimates the plan, which is subject to ACC approval, will become effective in the first quarter of 2009.

Purchased Power Agreement

As part of its rate case, UNS Electric requested that the ACC approve the transfer of the 90 MW BMGS from UED to UNS Electric and include the cost of the project in rate base effective June 1, 2008.  The ACC denied UNS Electric’s requested treatment of BMGS.  As a result, UED and UNS Electric have entered into a Power Purchase and Sales Agreement (PPA) pursuant under which UED sells all the output of BMGS to UNS Electric over a five-year term.  The PPA is a tolling arrangement in which UNS Electric takes operational control of BMGS and assumes all risk of operation and maintenance costs, including fuel.  Under the terms of the PPA, UNS Electric pays UED a capacity charge.  The costs associated with the PPA are recoverable through UNS Electric’s PPFAC.

Renewable Energy Standard and Tariff

In April 2008, the ACC approved a REST plan for UNS Electric to be implemented starting on June 1, 2008.  The plan is based on an ACC Staff recommendation that will result in approximately $3 million collected from customers annually to pay for REST compliance costs.  The funds received from customers under the REST plan will be used to offset costs incurred by UNS Electric under the REST plan.

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

The following table sets forth, by level within the fair value hierarchy, UNS Electric’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008.  As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	UNS Electric
	June 30, 2008 - Millions of Dollars -
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Energy Contracts	$-	$17	$35	$52

UNS Electric recorded in the three and six months ended June 30, 2008, unrealized gains of $14 million and $25 million, respectively, in net Regulatory Liabilities due to the change in the fair value of net trading derivatives classified as Level 3 in the fair value hierarchy.  These changes in fair value were due to higher forward power prices on fixed price forward power purchases.

UNS Electric’s level 3 derivatives include certain energy contracts where published prices are not readily available.  These include contracts for delivery periods during non-standard time blocks and contracts for delivery during only a few months of a given year when prices are quoted only for the annual average.  In these cases, UNS Electric applies certain assumptions using historical price curve relationships to value such contracts.  There were no changes in such valuation methods in the second quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Outlook

In the first six months of 2008, UNS Electric’s capital expenditures were $14 million.  UNS Electric expects internal cash flows to fund a portion of its construction expenditures.  Additional sources of funding future capital expenditures could include draws on the UNS Gas/UNS Electric Revolver, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy.  In April 2007, UniSource Energy contributed $10 million of capital to UNS Electric.  The rate increase approved by the ACC in May 2008 covers some, but not all, of UNS Electric’s higher costs and capital investments.

In August 2008, UNS Electric issued $100 million of unsecured debt; $50 million at 6.50% due 2015 and $50 million at 7.10% due 2023.  A portion of the proceeds will be used to pay off $60 million of notes that mature on August 11, 2008.  The remaining proceeds were used to repay outstanding borrowings by UNS Electric under the UNS Gas/UNS Electric Revolver and for general corporate purposes.  See Senior Unsecured Notes, below.

Operating Cash Flow and Capital Expenditures

The table below provides summary information for operating cash flow and capital expenditures for the first three months of 2008 and 2007.

Six Months Ended June 30,	2008	2007
	- Millions of Dollars -
Net Cash Flows – Operating Activities	$11	$11
Capital Expenditures	14	21

UNS Gas/UNS Electric Revolver

See UNS Gas, Liquidity and Capital Resources, UNS Gas/UNS Electric Revolver above for a description of UNS Electric’s unsecured revolving credit agreement.

UNS Electric expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes and to fund a portion of its capital expenditures.  As of June 30, 2008, UNS Electric had $29 million outstanding under the UNS Gas/UNS Electric Revolver at a weighted average interest rate of 3.50%.

Senior Unsecured Notes

On August 7, 2008, UNS Electric issued $50 million of 6.50% senior unsecured notes and $50 million of 7.10% senior unsecured notes due August 2015 and August 2023, respectively.  The notes are guaranteed by UES. The note purchase agreement for UNS Electric contains certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments, and incurrence of indebtedness.  As of June 30, 2008, UNS Electric was in compliance with the terms of its prior note purchase agreement.

UNS Electric must meet a leverage test and an interest coverage test to issue additional debt or to pay dividends.  However, UNS Electric may, without meeting these tests, refinance existing debt and incur up to $5 million in short-term debt.

UNS Electric will use $60 million of the proceeds to repay the 7.61% senior unsecured notes that are due on August 11, 2008.  On August 7, 2008, the remaining proceeds were used to repay UNS Electric’s outstanding borrowings under the UNS Gas/UNS Electric Revolver and for general corporate purposes.

Contractual Obligations

In 2008, UNS Electric entered into forward gas purchase agreements through August 2011.  UNS Electric estimates its minimum payments for these forward purchases to be $3 million in each of 2008 through 2010, and less than $1 million in 2011 based on natural gas prices at June 30, 2008.

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

OTHER NON-REPORTABLE BUSINESS SEGMENTS

RESULTS OF OPERATIONS

The table below summarizes the income (loss) for the Other non-reportable segments.

Three Months Ended June 30,	2008	2007
	- Millions of Dollars -
UED	$-	$-
Millennium Investments	(1)	-
UniSource Energy Parent Company	(1)	(1)
Total Other	$(2)	$(1)

Six Months Ended June 30,	2008	2007
	- Millions of Dollars -
UED	$-	$-
Millennium Investments	-	1
UniSource Energy Parent Company	(3)	(2)
Total Other	$(3)	$(1)

UniSource Energy Parent Company

UniSource Energy parent company expenses include interest expense (net of tax) related to the UniSource Energy Convertible Senior Notes and the UniSource Credit Agreement.

UED

Construction of the 90 MW BMGS in Kingman, Arizona was completed in May 2008.  UED sells the output of BMGS to UNS Electric through a PPA.  See UNS Electric, Factors Affecting Results of Operation, Purchased Power Agreement, above.

UED financed BMGS with borrowings from UniSource Energy under an inter-company note payable.  At June 30, 2008, there was $58 million outstanding and interest is payable quarterly at LIBOR plus 1.25%.  The completed cost of BMGS was $59 million.

FACTORS AFFECTING RESULTS OF OPERATIONS

Millennium Investments

In June 2008, Millennium recorded a pre-tax loss of $2 million due to an impairment of its investment in Valley Ventures.  The book value of Valley Ventures as of June 30, 2008 was $2 million.

Nations Energy Corporation (Nations Energy), a wholly-owned subsidiary of Millennium, has been inactive since 2001.  As of June 30, 2008, Nations Energy had a deferred tax asset of $3 million related to investment losses that has not been reflected on UniSource Energy’s consolidated income tax return.

Millennium is in the process of exiting its remaining investments.  At June 30, 2008, Millennium's investment balance was $34 million and had $29 million in cash.

The following table sets forth, by level within the fair value hierarchy, MEH's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008.  As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

June 30, 2008
- Millions of Dollars -
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments	$ -	$ -	$ 12	$ 12

LIQUIDITY AND CAPITAL RESOURCES

Millennium made a $5 million dividend payment to UniSource Energy in February 2007 and a $10 million dividend payment to UniSource Energy in April 2007.

Millennium currently owns 50% of Carboelectrica Sabinas, S. de R.L. de C.V. (Sabinas), a Mexican limited liability company.  The book value of Sabinas as of June 30, 2008 was $14 million.  Millennium is currently exploring different opportunities to monetize its interest in Sabinas.

UniSource Energy has ceased making loans or equity contributions to Millennium's.  We anticipate that the funding required to finance Millennium’s remaining commitments will be provided only out of existing Millennium cash or cash returns from Millennium investments.  We believe such cash and returns will be adequate to fund Millennium’s remaining commitments.

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

Each of our critical accounting estimates involves complex situations requiring a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact the financial statements.  There have been no significant changes in our accounting policies from those disclosed in our Form 10-K for the year ended December 31, 2007.  However, the 2008 proposed settlement of the TEP rate proceeding may result in TEP using cost-of service principles for its generation operations, thereby requiring TEP to reapply FAS 71.

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

To adjust the value of its derivative forward power sales and purchases, classified as cash flow hedges, to fair value in Other Comprehensive Income, TEP recorded the following net unrealized losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	-In Millions-		-In Millions-
Unrealized Gain (Loss)	$(1)	$-	$(3)	$(1)

TEP also reported the following net unrealized gains and losses on forward power sales and purchases in Wholesale Sales and Purchased Energy.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	-In Millions-		-In Millions-
Unrealized Gain (Loss)	$-	$-	$(4)	$(1)

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

In the first six months of 2008, the average market price of natural gas was $8.37 per MMBtu, or 30% higher than the same period in 2007.  The table below summarizes TEP’s gas generation output and purchased power for the first six months of 2008 and 2007.

Six Months Ended June 30,	2008	2007	2008	2007
	-MWhs-		% of Total Resources
Gas-Fired Generation	417,000	430,000	6%	7%
Purchased Power	1,255,000	953,000	18%	14%

To adjust the value of its derivative gas swap contracts, classified as cash flow hedges, to fair value in Other Comprehensive Income, TEP recorded the following net unrealized gains:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	-In Millions-		-In Millions-
Unrealized (Loss) Gain	$16	$(6)	$28	$(3)

TEP also reported the following net unrealized gains and losses on forward gas swap contracts in fuel expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	-In Millions-		-In Millions-
Unrealized Gain	$4	$-	$5	$-

The chart below displays the valuation methodologies and maturities of TEP’s power and gas derivative contracts.

	Unrealized Gain (Loss) of TEP’s Hedging and Trading Activities
	- Millions of Dollars -
Source of Fair Value At June 30, 2008	Maturity 0 – 6 months	Maturity 6 – 12 months	Maturity over 1 yr.	Total Unrealized Gain (Loss)
Prices actively quoted	$9	$(5)	$2	$17
Prices based on models and other valuation methods	(4)	-	(2)	(7)
Total	$5	$(5)	$-	$10

Sensitivity Analysis of Derivatives

TEP uses sensitivity analysis to measure the impact of an unfavorable change in market prices on the fair value of its derivative forward contracts.  Unrealized gains and losses related to TEP’s derivative contracts that are not cash flow hedges are reported on the income statement.  Unrealized gains and losses related to derivative contracts that are cash flow hedges are reported in Other Comprehensive Income; the unrealized gains and losses are reversed as contracts settle and realized gains or losses are recorded. The chart below summarizes the change in unrealized gains or losses if market prices increase or decrease by 10%, as of June 30, 2008.

	- Millions of Dollars -
Change in Market Price As of June 30, 2008	10% Increase	10% Decrease
Non-Cash Flow Hedges
Forward power sales and purchase contracts	$4	$(4)
Gas swap agreements	5	(5)

Cash Flow Hedges
Forward power sales and purchase contracts	$(1)	$1
Gas swap agreements	8	(8)

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

To adjust the value of its gas swap agreements, classified as cash flow hedges, to fair value in Other Comprehensive Income, UNS Gas recorded unrealized gains for the six months ended June 30, 2008 of $7 millions.  In the six months ended June 30, 2007, UNS Gas had no unrealized gains or losses recorded in OCI.

For UNS Gas’ forward gas purchase contracts, a 10% decrease in market prices would result in a decrease in unrealized net gains of $4 million reported in OCI, while a 10% increase in market prices would result in an increase in unrealized net gains reported of $4 million reported in OCI.

UNS Electric

UNS Electric’s fixed price full requirements supply agreement with PWMT expired in May 2008.  Therefore, UNS Electric is exposed to commodity price risk from changes in the price for electricity and natural gas.  This risk is mitigated through a PPFAC mechanism which fully recovers the costs incurred on a timely basis.  As part of the May 2008 ACC order, a new PPFAC mechanism took effect on June 1, 2008.  The PPFAC mechanism has a forward component and a true-up component.  The forward component of the PPFAC rate is based on forecasted fuel and purchased power costs.  The true-up component reconciles actual fuel and purchased power costs with the amounts collected in the prior year and any amounts under/over-collected will be collected from/refunded to  customers.  If the actual price of power is higher than the forecasted PPFAC rate, UNS Electric is exposed to the price difference until the subsequent 12-month period when the true-up component is adjusted to allow the recovery of this difference.  The ACC imposed a cap on the PPFAC rate of 1.73 cents per kWh, resulting in total fuel and purchased power recovery of approximately 8.7 cents per kWh.

For the six months ended June 30, 2008 and 2007, UNS Electric recorded unrealized gains of $25 million and $5 million, respectively, to regulatory liabilities, to adjust the fair value of its forward power purchase derivative contracts.

For UNS Electric’s forward power purchase contracts, a 10% decrease in market prices would result in a decrease in unrealized net gains reported as a regulatory liability of $24 million, while a 10% increase in market prices would result in an increase in unrealized net gains reported as a regulatory liability of $24 million.

In 2007, UNS Electric began hedging a portion of its natural gas exposure from gas-indexed purchase power agreements that begin in June 2008 with fixed price contracts.  In addition, UNS Electric began hedging a portion of its anticipated natural gas exposure from plant fuel for the period June 2008 and beyond.  UNS Electric currently has approximately 56% of this aggregate summer exposure hedged for the summer of 2008.  UNS Electric will obtain its remaining gas and purchased power needs through a combination of additional forward purchases and purchases in the short-term and spot markets.

For the six months ended June 30, 2008, UNS Electric recorded unrealized gains of $10 million, to regulatory assets, to adjust the fair value of its gas swap agreements.  UNS Electric had no gas swap agreements in the six months ended June 30, 2008.

For UNS Electric’s forward gas purchase contracts, a 10% decrease in market prices would result in a decrease in unrealized net gains reported as a regulatory liability of $4 million, while a 10% increase in market prices would result in an increase in unrealized net gains reported as a regulatory liability of $4 million.

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

As of June 30, 2008, TEP’s total credit exposure related to its wholesale marketing and gas hedging activities was approximately $49 million.  Approximately $13 million of TEP’s exposure is to non-investment grade or unrated companies.  TEP had four counterparties with an exposure of greater than 10% of its total credit exposure, totaling approximately $32 million.

TEP maintains a margin account with a broker to support certain risk management and trading activities.  At June 30, 2008, TEP had less than $1 million in that margin account.  At June 30, 2008, TEP had $5 million in credit enhancements posted with counterparties, and did not hold any collateral from its counterparties.

UNS Gas is subject to credit risk from non-performance by its supply and hedging counterparties to the extent that these contracts have a mark-to-market value in favor of UNS Gas.  As of June 30, 2008, UNS Gas had purchased under fixed price contracts approximately 46% of the expected monthly consumption for the 2008/2009 winter season (November through March) and approximately 27% of its expected consumption for the 2009/2010 winter season.  At June 30, 2008, UNS Gas had approximately $28 million in mark-to-market credit exposure under its supply and hedging contracts.  As of June 30, 2008, UNS Gas had no outstanding credit enhancements posted with counterparties.

UNS Electric has entered into several energy purchase agreements to replace the full requirements contract it had with PWMT that expired May 31, 2008, as well as gas hedging contracts to hedge the risk in its gas-indexed power purchase agreements.  To the extent that such contracts have a positive mark-to-market value, UNS Electric is exposed to credit risk under those contracts.  At June 30, 2008, UNS Electric had approximately $40 million in credit exposure under such contracts.  All of UNS Electric’s credit exposure is to investment grade counterparties.  One of UNS Electric’s counterparties comprised 47% of its total credit exposure.  As of June 30, 2008, UNS Electric had posted less than $1 million in credit enhancement with its counterparties and had not collected any collateral margin from its counterparties.

ITEM 4. – CONTROLS AND PROCEDURES

UniSource Energy and TEP’s Chief Executive Officer and Chief Financial Officer supervised and participated in UniSource Energy and TEP’s evaluation of their disclosure controls and procedures as such term is defined under Rule 13a – 15(e) or Rule 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2008.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in UniSource Energy and TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by UniSource Energy and TEP in the reports that they file or submit under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, UniSource Energy and TEP’s Chief Executive Officer and Chief Financial Officer concluded that UniSource Energy and TEP’s disclosure controls and procedures are effective.

While UniSource Energy and TEP continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting, there has been no change in UniSource Energy or TEP’s internal control over financial reporting during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, UniSource Energy or TEP’s internal control over financial reporting.

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

ITEM 2. – UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities – None.

ITEM 5. – OTHER INFORMATION

ISSUANCE OF SENIOR UNSECURED NOTES BY UNS ELECTRIC

On August 7, 2008, UNS Electric issued $100 million principal amount of senior unsecured notes in a private placement to institutional investors.  The notes are guaranteed by UES.  For a description of the terms of the notes, see Management's Discussion and Analysis of Financial Condition and Results of Operations, UNS Electric, Liquidity and Capital Resources, Senior Unsecured Notes, above.

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

Adjusted EBITDA and Net Cash Flows - Operating Activities

	UniSource Energy
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	- Millions of Dollars -
Adjusted EBITDA (non-GAAP)	$84	$110	$167	$204
Net Cash Flows - Operating Activities (GAAP)	$86	$55	$140	$120
Net Cash Flows - Investing Activities (GAAP)	$(225)	$(64)	$(304)	$(106)
Net Cash Flows - Financing Activities (GAAP)	$148	$11	$177	$(22)

	TEP
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	- Millions of Dollars -
Adjusted EBITDA (non-GAAP)	$75	$99	$137	$176
Net Cash Flows - Operating Activities (GAAP)	$76	$43	$131	$93
Net Cash Flows - Investing Activities (GAAP)	$(208)	$(47)	$(271)	$(73)
Net Cash Flows - Financing Activities (GAAP)	$139	$12	$157	$1

Reconciliation of Adjusted EBITDA to Cash Flows from Operations

	UniSource Energy
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	- Millions of Dollars -
Adjusted EBITDA (non-GAAP) (1)	$84	$110	$167	$204
Amounts from the Income Statements:
Less: Income Taxes	3	8	3	12
Less: Total Interest Expense	31	34	63	69
Changes in Assets and Liabilities and Other Non-Cash Items	36	(13)	39	(3)
Net Cash Flows - Operating Activities (GAAP)	86	55	140	120
Net Cash Flows - Investing Activities (GAAP)	(225)	(64)	(304)	(106)
Net Cash Flows - Financing Activities (GAAP)	148	11	177	(22)
Net Increase (Decrease) in Cash and Cash Equivalents (GAAP)	$8	$2	$13	$(8)

	TEP
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	- Millions of Dollars -
Adjusted EBITDA (non-GAAP) (1)	$75	$99	$137	$176
Amounts from the Income Statements:
Less: Income Taxes	4	8	(1)	9
Less: Total Interest Expense	26	29	52	58
Changes in Assets and Liabilities and Other Non-Cash Items	31	(19)	45	(16)
Net Cash Flows - Operating Activities (GAAP)	76	43	131	93
Net Cash Flows - Investing Activities (GAAP)	(208)	(47)	(271)	(73)
Net Cash Flows - Financing Activities (GAAP)	139	12	157	1
Net Increase (Decrease) in Cash and Cash Equivalents (GAAP)	$7	$8	$17	$21

(1) Adjusted EBITDA was calculated as follows:

	UniSource Energy
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	- Millions of Dollars -
Net Income (GAAP)	$5	$12	$2	$17
Amounts from the Income Statements:
Plus: Income Taxes	3	8	3	12
Total Interest Expense	31	34	63	69
Depreciation and Amortization	36	35	72	69
Amortization of Transition Recovery Asset	7	19	24	34
Depreciation included in Fuel and Other O&M
Expense (see Note 13 of Notes to Consolidated
Financial Statements)	2	2	3	3
Adjusted EBITDA (non-GAAP)	$84	$110	$167	$204

	TEP
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	- Millions of Dollars -
Net Income (GAAP)	$6	$12	$(3)	$13
Amounts from the Income Statements:
Plus: Income Taxes	4	8	(1)	9
Total Interest Expense	26	29	52	58
Depreciation and Amortization	31	30	62	59
Amortization of Transition Recovery Asset	7	19	24	34
Depreciation included in Fuel and Other O&M
Expense (see Note 13 of Notes to Consolidated
Financial Statements)	1	1	3	3
Adjusted EBITDA (non-GAAP)	$75	$99	$137	$176

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

	As of June 30, 2008	As of December 31, 2007
	- Millions of Dollars -
Net Debt (non-GAAP)	$1,481	$1,306
Total Debt and Capital Lease Obligations (GAAP)	$1,574	$1,411

Reconciliation of Total Debt and Capital Lease Obligations to Net Debt

	As of June 30, 2008	As of December 31, 2007
	- Millions of Dollars -
Total Debt (GAAP)	$1,032	$821

Capital Lease Obligations	521	531
Current Portion – Capital Lease Obligations	21	59
Total Debt and Capital Lease Obligations (GAAP)	1,574	1,411

Investment in Lease Debt	(93)	(105)
Net Debt (non-GAAP)	$1,481	$1,306

Ratio of Earnings to Fixed Charges

The following table reflects the ratio of earnings to fixed charges for UniSource Energy and TEP:

	6 Months Ended	12 Months Ended
	June 30, 2008	June 30, 2008
UniSource Energy	1.10	1.55

TEP	0.93	1.55

For the six months ended June 30, 2008, TEP had a deficiency of $4 million.

ITEM 6. – EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.  The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

UNISOURCE ENERGY CORPORATION (Registrant)
Date: August 8, 2008	/s/	Kevin P. Larson
Kevin P. Larson Senior Vice President and Principal Financial Officer

TUCSON ELECTRIC POWER COMPANY (Registrant)
Date: August 8, 2008	/s/	Kevin P. Larson
Kevin P. Larson Senior Vice President and Principal Financial Officer

EXHIBIT INDEX

4.1	--	Note Purchase and Guaranty Agreement, dated August 5, 2008, among UNS Electric, Inc., and UniSource Energy Services, Inc., and certain institutional investors.

12(a)	--	Computation of Ratio of Earnings to Fixed Charges – UniSource Energy.

12(b)	--	Computation of Ratio of Earnings to Fixed Charges – TEP.

15	--	Letter regarding unaudited interim financial information.

31(a)	--	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – UniSource Energy, by James S. Pignatelli.

31(b)	--	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – UniSource Energy, by Kevin P. Larson.

31(c)	--	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – TEP, by James S. Pignatelli.

31(d)	--	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – TEP, by Kevin P. Larson.

*32	--	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.