Form 10-Q
period 2008-09-30
UNISOURCE ENERGY CORP; TUCSON ELECTRIC POWER CO
filed 2008-11-10
CIK 941138, 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .

Commission	Registrant; State of Incorporation;	IRS Employer
File Number	Address; and Telephone Number	Identification Number

1-13739	UNISOURCE ENERGY CORPORATION	86-0786732
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

UniSource Energy Corporation	Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated filer ☐
Smaller Reporting Company ☐

Tucson Electric Power Company	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☑
Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

UniSource Energy Corporation	Yes ☐	No ☑
Tucson Electric Power Company	Yes ☐	No ☑
At November 4, 2008, 35,494,089 shares of UniSource Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding.
At November 4, 2008, 32,139,434 shares of Tucson Electric Power Company’s common stock, no par value, were outstanding, all of which were held by UniSource Energy Corporation.
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

DEFINITIONS
The abbreviations and acronyms used in the 2008 third quarter report on Form 10-Q are defined below:

ACC	Arizona Corporation Commission.
AECC	Arizonans for Electric Choice and Competition.
AMT	Alternative Minimum Tax.
APS	Arizona Public Service.
BMGS	Black Mountain Generating Station owned by UED.
Btu	British thermal unit(s).
Capacity	The ability to produce power; the most power a unit can produce or the maximum that can be taken under a contract, measured in MWs.
Citizens	Citizens Communications Company.
Common Stock	UniSource Energy’s common stock, without par value.
Company or UniSource Energy	UniSource Energy Corporation.
Cooling Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting 75 from the average of the high and daily low temperatures.
DSM	Demand side management.
Emission Allowance(s)	An allowance issued by the Environmental Protection Agency which permits emission of one ton of sulfur dioxide or one ton of nitrogen oxide. These allowances can be bought and sold.
Energy	The amount of power produced over a given period of time measured in MWh.
ESP	Energy Service Provider.
FAS 71	Statement of Financial Accounting Standards No. 71: Accounting for The Effects of Certain Types of Regulation.
FAS 133	Statement of Financial Accounting Standards No. 133: Accounting for Derivative Instruments and Hedging Activities, as amended.
FAS 143	Statement of Financial Accounting Standards No. 143: Accounting for Asset Retirement Obligations.
FERC	Federal Energy Regulatory Commission.
Fixed CTC	Competition Transition Charge of approximately $0.009 per kWh that is included in TEP’s retail rate for the purpose of recovering TEP’s $450 million TRA by December 31, 2008.
Four Corners	Four Corners Generating Station.
Heating Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting the average of the high and low daily temperatures from 65.
ICRA	Implementation Cost Regulatory Asset.
IDBs	Industrial Development Revenue Bonds.
IRS	Internal Revenue Service.
kWh	Kilowatt-hour(s).
LIBOR	London Interbank Offered Rate.
Luna	Luna Energy Facility.
Mark-to-Market Adjustments	Unrealized gains and losses that are recorded monthly yo reflect the market prices at the end of each month on forward energy sales and purchase contracts that are considered to be derivatives.
Millennium	Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UniSource Energy.
MMBtu	Million British Thermal Units.
MW	Megawatt(s).
MWh	Megawatt-hour(s).
Navajo	Navajo Generating Station.
PGA	Purchased Gas Adjuster, a retail rate mechanism designed to recover the cost of gas purchased for retail gas customers.
Pima Authority	The Industrial Development Authority of the County of Pima.
PPFAC	Purchased Power and Fuel Adjustment Clause.

PWMT	Pinnacle West Marketing and Trading.
REST	Renewable Energy Standard and Tariff.
RUCO	Residential Utility Consumer Office.
Salt River Project	A public power utility serving more than 900,000 customers in Phoenix, Arizona.
San Juan	San Juan Generating Station.
1999 Settlement Agreement	TEP’s 1999 Settlement Agreement approved by the ACC in November 1999 that provided for electric retail competition and transition asset recovery.
2008 Proposed Settlement Agreement	Proposed Settlement Agreement filed with the ACC in TEP’s 2007/2008 rate case proceeding.
Springerville	Springerville Generating Station.
Springerville Coal Handling Facilities Leases	Leveraged lease arrangements relating to the coal handling facilities serving Springerville.
Springerville Common Facilities	Facilities at Springerville used in common with Springerville Unit 1 and Springerville Unit 2.
Springerville Common Facilities Leases	Leveraged lease arrangements relating to an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 1	Unit 1 of the Springerville Generating Station.
Springerville Unit 1 Leases	Leveraged lease arrangement relating to Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 2	Unit 2 of the Springerville Generating Station.
Springerville Unit 3	Unit 3 of the Springerville Generating Station.
Springerville Unit 4	Unit 4 of the Springerville Generating Station.
SRP	Salt River Project Agricultural Improvement and Power District.
Sundt	H. Wilson Sundt Generating Station.
Sundt Unit 4	Unit 4 of the H. Wilson Sundt Generating Station.
TEP	Tucson Electric Power Company, the principal subsidiary of UniSource Energy.
TEP Credit Agreement	Amended and Restated Credit Agreement between TEP and a syndicate of Banks, dated as of August 11, 2006.
TEP Letter of Credit Facility	Letter of credit facility between TEP and a syndicate of Banks, dated as of April 30,2008.
TEP Revolving Credit Facility	Revolving credit facility under the TEP Credit Agreement.
Therm	A unit of heating value equivalent to 100,000 British thermal units (Btu).
TOU	Time of use.
TRA	Transition Recovery Asset, a $450 million regulatory asset established in TEP’s 1999 Settlement Agreement to be fully recovered by December 31, 2008.
Tri-State	Tri-State Generation and Transmission Association.
UED	UniSource Energy Development Company, a wholly-owned subsidiary of UniSource Energy, which engages in developing generation resources and other project development services and related activities.
UES	UniSource Energy Services, Inc., an intermediate holding company established to own the operating companies (UNS Gas and UNS Electric) which acquired the Citizens’ Arizona gas and electric utility assets in 2003.
UniSource Credit Agreement	Amended and Restated Credit Agreement between UniSource Energy and a syndicate of banks, dated as of August 11, 2006.
UniSource Energy	UniSource Energy Corporation.
UNS Electric	UNS Electric, Inc., a wholly-owned subsidiary of UES, which acquired the Citizens’ Arizona electric utility assets in 2003.
UNS Gas	UNS Gas, Inc., a wholly-owned subsidiary of UES, which acquired the Citizens’ Arizona gas utility assets in 2003.
UNS Gas/UNS Electric Revolver	Revolving credit facility under the Amended and Restated Credit Agreement among UNS Gas and UNS Electric as borrowers, UES as guarantor, and a syndicate of banks, dated as of August 11, 2006.

v

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
UniSource Energy Corporation:
We have reviewed the accompanying condensed consolidated balance sheet of UniSource Energy Corporation and its subsidiaries (the Company) as of September 30, 2008, and the related condensed consolidated statements of income (loss) for each of the three-month and nine-month periods ended September 30, 2008 and 2007, the condensed consolidated statement of changes in stockholders’ equity and comprehensive income (loss) for the nine-month period ended September 30, 2008, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, of cash flows, of capitalization, and of changes in stockholders’ equity and comprehensive income for the year then ended (not presented herein), and in our report dated February 26, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
PricewaterhouseCoopers LLP
Chicago, Illinois
November 7, 2008

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of
Tucson Electric Power Company:
We have reviewed the accompanying condensed consolidated balance sheet of Tucson Electric Power Company and its subsidiaries (the Company) as of September 30, 2008, and the related condensed consolidated statements of income (loss) for each of the three-month and nine-month periods ended September 30, 2008 and 2007, the condensed consolidated statement of changes in stockholder’s equity and comprehensive income (loss) for the nine-month period ended September 30, 2008, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, of cash flows, of capitalization, and of changes in stockholder’s equity and comprehensive income for the year then ended (not present herein), and in our report dated February 26, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
PricewaterhouseCoopers LLP
Chicago, Illinois
November 7, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Three Months Ended			Nine Months Ended
September 30,			September 30,
2008	2007		2008	2007
(Unaudited)			(Unaudited)
-Thousands of Dollars-			- Thousands of Dollars -
(Except Per Share Amounts)			(Except Per Share Amounts)
		Operating Revenues
$321,596	$320,238	Electric Retail Sales	$768,433	$765,450
(29,517)	—	CTC Revenue Subject to Refund	(44,415)	—

292,079	320,238	Net Electric Retail Sales	724,018	765,450
57,279	46,225	Electric Wholesale Sales	187,104	139,515
19,739	15,967	Gas Revenue	114,786	100,927
18,755	15,774	Other Revenues	52,400	39,925

387,852	398,204	Total Operating Revenues	1,078,308	1,045,817

		Operating Expenses
110,797	90,135	Fuel	253,067	223,423
134,827	104,428	Purchased Energy	356,703	271,464
80,365	60,226	Other Operations and Maintenance	226,016	194,346
36,762	34,513	Depreciation and Amortization	109,196	103,494
—	25,739	Amortization of Transition Recovery Asset	23,945	59,944
10,078	11,555	Taxes Other Than Income Taxes	35,198	36,208

372,829	326,596	Total Operating Expenses	1,004,125	888,879

15,023	71,608	Operating Income	74,183	156,938

		Other Income (Deductions)
2,520	3,756	Interest Income	8,724	12,656
1,069	1,811	Other Income	6,267	7,455
(2,837)	(2,291)	Other Expense	(5,719)	(4,542)

752	3,276	Total Other Income (Deductions)	9,272	15,569

		Interest Expense
18,182	18,468	Long-Term Debt	53,603	54,733
14,303	16,112	Interest on Capital Leases	42,969	48,390
(349)	1,355	Other Interest Expense	1,375	4,767
(1,304)	(2,199)	Interest Capitalized	(4,480)	(5,228)

30,832	33,736	Total Interest Expense	93,467	102,662

(15,057)	41,148	Income (Loss) before Income Taxes	(10,012)	69,845
(4,018)	15,731	Income Tax Expense (Benefit)	(1,106)	27,678

$(11,039)	$25,417	Net Income (Loss)	$(8,906)	$42,167

35,677	35,514	Weighted-average Shares of Common Stock Outstanding (000)	35,616	35,469

$(0.31)	$0.72	Basic Earnings (Loss) per Share	$(0.25)	$1.19

$(0.31)	$0.66	Diluted Earnings (Loss) per Share	$(0.25)	$1.13

$0.240	$0.225	Dividends Declared per Share	$0.720	$0.675

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)
	- Thousands of Dollars -
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$803,707	$793,437
Cash Receipts from Electric Wholesale Sales	272,558	226,429
Cash Receipts from Gas Sales	147,754	135,886
Cash Receipts from Operating Springerville Unit 3	41,709	28,440
Interest Received	17,069	18,349
Performance Deposits Receipts	27,904	7,554
Sale of Excess Emission Allowances	1,494	9,987
Income Tax Refunds Received	19,626	1,016
Other Cash Receipts	11,884	8,529
Purchased Energy Costs Paid	(461,724)	(354,410)
Fuel Costs Paid	(223,273)	(214,098)
Wages Paid, Net of Amounts Capitalized	(84,543)	(83,332)
Payment of Other Operations and Maintenance Costs	(140,773)	(126,019)
Capital Lease Interest Paid	(43,278)	(53,482)
Taxes Paid Other than Income Taxes, Net of Amounts Capitalized	(106,327)	(102,527)
Interest Paid, Net of Amounts Capitalized	(50,252)	(59,186)
Income Taxes Paid	(9,900)	(20,923)
Performance Deposit Payments	(31,340)	(7,900)
Excess Tax Benefit from Stock Options Exercised	(612)	(443)
Other Cash Payments	(4,347)	(3,770)

Net Cash Flows — Operating Activities	187,336	203,537

Cash Flows from Investing Activities
Capital Expenditures	(255,798)	(181,894)
Deposit to Trustee for Repayment of Collateral Trust Bond	(133,111)	—
Proceeds from Investment in Springerville Lease Debt	24,918	27,732
Proceeds from the Sale of Land	538	2,524
Return of Investment from Millennium Energy Business	839	12
Other Cash Receipts	4,518	1,951
Investment in and Loans to Equity Investees	(288)	(632)
Other Cash Payments	(706)	(2,864)

Net Cash Flows — Investing Activities	(359,090)	(153,171)

Cash Flows from Financing Activities
Proceeds from Issuance of Long-Term Debt	320,745	—
Proceeds from Borrowings under Revolving Credit Facilities	231,000	160,000
Payments on Borrowings under Revolving Credit Facilities	(227,000)	(159,000)
Payments on Capital Lease Obligations	(74,292)	(71,533)
Common Stock Dividends Paid	(25,521)	(23,829)
Repayments of Long-Term Debt	(74,500)	(4,500)
Payment of Debt Issue/Retirement Costs	(3,561)	(429)
Proceeds from Stock Options Exercised	1,910	1,689
Excess Tax Benefit from Stock Options Exercised	612	443
Other Cash Receipts	5,419	7,228
Other Cash Payments	(2,866)	(5,452)

Net Cash Flows — Financing Activities	151,946	(95,383)

Net Decrease in Cash and Cash Equivalents	(19,808)	(45,017)
Cash and Cash Equivalents, Beginning of Year	90,373	104,241

Cash and Cash Equivalents, End of Period	$70,565	$59,224

Non-Cash Financing Activity — Repayment of Collateral Trust Bond	$(128,300)	$—

See Note 13 for supplemental cash flow information.
See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
	- Thousands of Dollars -
ASSETS
Utility Plant
Plant in Service	$3,747,588	$3,565,735
Utility Plant under Capital Leases	702,337	702,337
Construction Work in Progress	220,424	195,105

Total Utility Plant	4,670,349	4,463,177
Less Accumulated Depreciation and Amortization	(1,588,728)	(1,534,424)
Less Accumulated Amortization of Capital Lease Assets	(540,593)	(521,458)

Total Utility Plant — Net	2,541,028	2,407,295

Investments and Other Property
Investments in Lease Debt and Equity	126,911	152,544
Other	64,527	70,677

Total Investments and Other Property	191,438	223,221

Current Assets
Cash and Cash Equivalents	70,565	90,373
Accounts Receivable — Retail and Other	85,761	67,885
Accounts Receivable — Wholesale Sales	43,214	46,316
Unbilled Accounts Receivable	58,179	62,101
Allowance for Doubtful Accounts	(19,090)	(18,446)
Materials and Fuel	90,891	82,433
Regulatory Assets	17,085	10,262
Energy Contracts — Derivative Assets	13,993	5,489
Deferred Income Taxes — Current	59,708	60,055
Income Tax Receivable	12,995	—
Interest Receivable on Capital Lease Debt Investment	2,245	6,033
Interest Receivable — Other	88	3,417
Other	24,789	14,322

Total Current Assets	460,423	430,240

Regulatory and Other Assets
Income Taxes Recoverable Through Future Revenues	27,102	30,009
Regulatory Assets — Other	40,965	37,313
Energy Contracts — Derivative Assets	6,037	8,339
Regulatory Assets — Transition Recovery Asset	—	23,944
Other Assets	24,841	25,355

Total Regulatory and Other Assets	98,945	124,960

Total Assets	$3,291,834	$3,185,716

See Notes to Condensed Consolidated Financial Statements.
(Continued)

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
	- Thousands of Dollars -
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock	$706,412	$702,368
Accumulated Deficit	(35,655)	(628)
Accumulated Other Comprehensive Income (Loss)	(17,531)	(11,665)

Common Stock Equity	653,226	690,075
Capital Lease Obligations	511,422	530,973
Long-Term Debt	1,314,115	993,870

Total Capitalization	2,478,763	2,214,918

Current Liabilities
Current Obligations under Capital Leases	18,328	58,599
Borrowing Under Revolving Credit Facilities	10,000	10,000
Current Maturities of Long-Term Debt	6,000	204,300
Accounts Payable	63,380	72,003
Accounts Payable — Purchased Power	43,397	50,684
Interest Accrued	25,508	48,091
Accrued Taxes Other than Income Taxes	49,254	36,775
Accrued Employee Expenses	21,787	24,585
Customer Deposits	21,811	21,425
Regulatory Liabilities — Deferred CTC Revenue	44,662	—
Regulatory Liabilities — Over-Recovered Purchased Energy Costs	9,246	13,084
Regulatory Liabilities — Other	6,255	3,436
Energy Contracts — Derivative Liabilities	30,954	3,193
Other	1,179	1,506

Total Current Liabilities	351,761	547,681

Deferred Credits and Other Liabilities
Deferred Income Taxes — Noncurrent	159,509	149,730
Pension and Other Post-Retirement Benefits	72,719	76,407
Regulatory Liabilities — Net Cost of Removal for Interim Retirements	121,483	106,695
Regulatory Liabilities — Derivatives Instruments	—	6,426
Regulatory Liabilities — Over-Recovered Purchased Power Costs	—	9,295
Customer Advances for Construction	31,385	28,798
Energy Contracts — Derivative Liabilities	20,505	4,930
Other	55,709	40,836

Total Deferred Credits and Other Liabilities	461,310	423,117

Commitments and Contingencies (Note 7)

Total Capitalization and Other Liabilities	$3,291,834	$3,185,716

See Notes to Condensed Consolidated Financial Statements.
(Concluded)

UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

				Accumulated
	Common			Other	Total
	Shares	Common	Accumulated	Comprehensive	Stockholders’
	Issued*	Stock	Deficit	Income (Loss)	Equity
	(Unaudited)
	- Thousands of Dollars -

Balances at December 31, 2007	35,315	$702,368	$(628)	$(11,665)	$690,075

Impact of Change in Pension Plan Measurement Date			(603)		(603)

Comprehensive Income (Loss):
2008 Year-to-Date Net Loss			(8,906)		(8,906)

Unrealized Loss on Cash Flow Hedges (net of $3,178 income taxes)				(4,848)	(4,848)

Reclassification of Unrealized Gain on Cash Flow Hedges to Net Income (net of $578 income taxes)				(882)	(882)

Employee Benefit Obligations
Amortization of net actuarial loss and prior service credit included in net periodic benefit cost (net of $89 income taxes)				(136)	(136)

Total Comprehensive Income (Loss)					(14,772)

Dividends Declared			(25,518)		(25,518)
Shares Issued under Stock Compensation Plans	22
Shares Issued for Stock Options	116	1,910			1,910
Tax Benefit Realized from Stock Options Exercised		612			612
Other		1,522			1,522

Balances at September 30, 2008	35,453	$706,412	$(35,655)	$(17,531)	$653,226

*	UniSource Energy has 75 million authorized shares of Common Stock.
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Three Months Ended			Nine Months Ended
September 30,			September 30,
2008	2007		2008	2007
(Unaudited)			(Unaudited)
- Thousands of Dollars -			- Thousands of Dollars -
		Operating Revenues
$259,913	$266,466	Electric Retail Sales	$627,135	$635,818
(29,517)	—	CTC Revenue Subject to Refund	(44,415)	—

230,396	266,466	Net Electric Retail Sales	582,720	635,818
72,896	46,120	Electric Wholesale Sales	207,791	139,337
20,020	16,255	Other Revenues	55,544	41,686

323,312	328,841	Total Operating Revenues	846,055	816,841

		Operating Expenses
107,228	90,135	Fuel	247,927	223,423
100,418	58,094	Purchased Power	211,194	115,111
68,935	47,845	Other Operations and Maintenance	193,469	159,569
31,201	29,392	Depreciation and Amortization	93,198	88,033
—	25,739	Amortization of Transition Recovery Asset	23,945	59,944
8,079	9,616	Taxes Other Than Income Taxes	29,143	30,222

315,861	260,821	Total Operating Expenses	798,876	676,302

7,451	68,020	Operating Income	47,179	140,539

		Other Income (Deductions)
2,238	3,092	Interest Income	7,704	10,496
927	1,160	Other Income	4,943	3,913
(2,526)	(2,048)	Other Expense	(3,255)	(3,725)

639	2,204	Total Other Income (Deductions)	9,392	10,684

		Interest Expense
12,317	12,651	Long-Term Debt	36,654	37,766
14,298	16,105	Interest on Capital Leases	42,953	48,371
(457)	1,062	Other Interest Expense	1,012	4,020
(1,279)	(1,397)	Interest Capitalized	(3,632)	(3,264)

24,879	28,421	Total Interest Expense	76,987	86,893

(16,789)	41,803	Income (Loss) Before Income Taxes	(20,416)	64,330
(4,552)	15,844	Income Tax Expense (Benefit)	(5,081)	25,279

$(12,237)	$25,959	Net Income (Loss)	$(15,335)	$39,051

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)
	- Thousands of Dollars -
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$658,958	$658,623
Cash Receipts from Electric Wholesale Sales	291,876	226,429
Cash Receipts from Operating Springerville Unit 3	41,709	28,440
Income Tax Refunds Received	18,028	—
Interest Received	15,763	16,006
Reimbursement of Affiliate Charges	16,351	—
Sale of Excess Emission Allowances	1,494	9,987
Performance Deposits Receipts	10,150	—
Other Cash Receipts	6,762	5,888
Purchased Power Costs Paid	(287,785)	(190,071)
Fuel Costs Paid	(218,664)	(214,099)
Payment of Other Operations and Maintenance Costs	(135,053)	(116,657)
Wages Paid, Net of Amounts Capitalized	(66,950)	(65,818)
Capital Lease Interest Paid	(43,260)	(53,464)
Taxes Other than Income Taxes Paid, Net of Amounts Capitalized	(79,006)	(76,583)
Interest Paid, Net of Amounts Capitalized	(30,585)	(39,159)
Income Taxes Paid	—	(23,609)
Performance Deposits Payments	(10,150)	—
Other Cash Payments	(3,005)	(2,769)

Net Cash Flows — Operating Activities	186,633	163,144

Cash Flows from Investing Activities
Capital Expenditures	(209,312)	(123,352)
Deposit to Trustee for Repayment of Collateral Trust Bond	(133,111)	—
Proceeds from Investment in Springerville Lease Debt	24,918	27,732
Proceeds from Sale of Land	537	642
Other Cash Payments	(706)	(2,444)
Other Cash Receipts	4,518	—

Net Cash Flows — Investing Activities	(313,156)	(97,422)

Cash Flows from Financing Activities
Proceeds from Issuance of Long-Term Debt	220,745	—
Proceeds from Borrowings under Revolving Credit Facility	160,000	120,000
Payments on Borrowings under Revolving Credit Facility	(160,000)	(134,000)
Payments on Capital Lease Obligations	(74,228)	(71,464)
Repayments of Long-Term Debt	(10,000)	—
Payment of Debt Issue/Retirement Costs	(2,942)	(415)
Other Cash Receipts	1,012	11,206
Other Cash Payments	(1,221)	(783)

Net Cash Flows — Financing Activities	133,366	(75,456)

Net Increase (Decrease) in Cash and Cash Equivalents	6,843	(9,734)
Cash and Cash Equivalents, Beginning of Year	26,610	19,711

Cash and Cash Equivalents, End of Period	$33,453	$9,977

Non-Cash Financing Activity — Repayment of Collateral Trust Bond	$(128,300)	$—

See Note 13 for supplemental cash flow information.
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
	- Thousands of Dollars -
ASSETS
Utility Plant
Plant in Service	$3,237,216	$3,143,823
Utility Plant under Capital Leases	701,631	701,631
Construction Work in Progress	198,767	123,833

Total Utility Plant	4,137,614	3,969,287
Less Accumulated Depreciation and Amortization	(1,541,664)	(1,490,724)
Less Accumulated Amortization of Capital Lease Assets	(540,124)	(521,057)

Total Utility Plant — Net	2,055,826	1,957,506

Investments and Other Property
Investments in Lease Debt and Equity	126,911	152,544
Other	31,583	35,460

Total Investments and Other Property	158,494	188,004

Current Assets
Cash and Cash Equivalents	33,453	26,610
Accounts Receivable — Wholesale Sales	43,122	46,316
Accounts Receivable — Retail and Other	64,391	44,431
Unbilled Accounts Receivable	43,294	35,941
Allowance for Doubtful Accounts	(16,940)	(16,538)
Intercompany Accounts Receivable	10,889	8,740
Income Tax Receivable	4,772	8,070
Materials and Fuel Inventory	80,220	72,732
Regulatory Assets	9,401	9,554
Deferred Income Taxes — Current	56,712	59,157
Interest Receivable on Capital Lease	2,245	6,033
Interest Receivable — Current	—	3,350
Energy Contracts — Derivative Instruments	13,494	2,036
Other	19,584	13,062

Total Current Assets	364,637	319,494

Regulatory and Other Assets
Income Taxes Recoverable Through Future Revenues	27,102	30,009
Regulatory Assets — Other	32,859	34,123
Energy Contracts — Derivative Instruments	4,200	492
Regulatory Assets — Transition Recovery Asset	—	23,945
Other Assets	19,018	19,463

Total Regulatory and Other Assets	83,179	108,032

Total Assets	$2,662,136	$2,573,036

See Notes to Condensed Consolidated Financial Statements.
(Continued)

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
	- Thousands of Dollars -
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock	$813,971	$813,971
Capital Stock Expense	(6,357)	(6,357)
Accumulated Deficit	(234,349)	(218,488)
Accumulated Other Comprehensive Income (Loss)	(11,689)	(11,777)

Common Stock Equity	561,576	577,349
Capital Lease Obligations	511,244	530,714
Long-Term Debt	903,615	682,870

Total Capitalization	1,976,435	1,790,933

Current Liabilities
Current Obligations under Capital Leases	18,231	58,502
Current Maturities of Long-Term Debt	—	138,300
Borrowing Under Revolving Credit Facility	10,000	10,000
Accounts Payable	55,345	64,664
Accounts Payable — Purchased Power	31,185	22,935
Intercompany Accounts Payable	8,683	4,512
Interest Accrued	22,877	41,394
Accrued Taxes Other than Income Taxes	40,268	28,690
Accrued Employee Expenses	19,560	22,557
Energy Contracts — Derivative Instruments	16,642	2,460
Regulatory Liabilities — Deferred CTC Revenue	44,662	—
Regulatory Liabilities — Other	5,258	—
Other	15,884	15,533

Total Current Liabilities	288,595	409,547

Deferred Credits and Other Liabilities
Deferred Income Taxes — Noncurrent	164,254	163,834
Regulatory Liabilities — Net Cost of Removal for Interim Retirements	93,444	87,311
Energy Contracts — Derivative Instruments	9,166	3,278
Pension and Other Post-Retirement Benefits	69,594	72,755
Other	60,648	45,378

Total Deferred Credits and Other Liabilities	397,106	372,556

Commitments and Contingencies (Note 7)

Total Capitalization and Other Liabilities	$2,662,136	$2,573,036

See Notes to Condensed Consolidated Financial Statements.
(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)

				Accumulated
		Capital		Other	Total
	Common	Stock	Accumulated	Comprehensive	Stockholder’s
	Stock	Expense	Deficit	Income (Loss)	Equity
	(Unaudited)
	- Thousands of Dollars -
Balances at December 31, 2007	$813,971	$(6,357)	$(218,488)	$(11,777)	$577,349

Impact of Change in Pension Plan Measurement Date			(526)		(526)

Comprehensive Income (Loss):
2008 Year-to-Date Net Loss			(15,335)		(15,335)

Unrealized Gain on Cash Flow Hedges (net of $728 income taxes)				1,110	1,110

Reclassification of Unrealized Gains on Cash Flow Hedges to Net Income (net of $582 income taxes)				(887)	(887)

Employee Benefit Obligations
Amortization of net actuarial loss and prior service credit included in net periodic benefit cost (net of $89 income taxes)				(135)	(135)

Total Comprehensive Income (Loss)					(15,247)

Balances at September 30, 2008	$813,971	$(6,357)	$(234,349)	$(11,689)	$561,576

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
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
TEP, a regulated public utility, is UniSource Energy’s largest operating subsidiary and represented approximately 81% of UniSource Energy’s assets as of September 30, 2008. TEP generates, transmits and distributes electricity to approximately 399,000 retail electric customers in a 1,155 square mile area in Southern Arizona. TEP also sells electricity to other utilities and power marketing entities primarily located in the Western U.S. In addition, TEP operates Springerville Unit 3 on behalf of Tri-State Generation and Transmission Association, Inc. (Tri-State).
UES holds the common stock of UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric). UNS Gas is a gas distribution company with 144,000 retail customers in Mohave, Yavapai, Coconino, and Navajo counties in Northern Arizona, as well as Santa Cruz County in Southeast Arizona. UNS Electric is an electric transmission and distribution company with approximately 90,000 retail customers in Mohave and Santa Cruz counties.
Millennium holds investments in unregulated businesses.
In May 2008, UED completed the development of the Black Mountain Generating Station (BMGS), a 90 MW gas turbine generating facility in Northern Arizona and, through a power sale agreement (PPA), is providing energy to UNS Electric.
References to “we” and “our” are to UniSource Energy and its subsidiaries, collectively.
The accompanying quarterly financial statements of UniSource Energy and TEP are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. These financial statements are presented in accordance with the Securities and Exchange Commission’s (SEC) interim reporting requirements which do not include all the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for audited annual financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for audited annual financial statements. This quarterly report should be reviewed in conjunction with UniSource Energy and TEP’s 2007 Annual Report on Form 10-K.
Weather, among other factors, causes seasonal fluctuations in TEP, UNS Gas and UNS Electric’s sales; therefore, quarterly results are not indicative of annual operating results.
To be comparable with the 2008 presentation, UniSource Energy and TEP reclassified in the prior year Statements of Income less than $0.5 million, from Other Income to Interest Income.
In June 2008, UniSource Energy recorded a pre-tax charge of approximately $2 million ($1.2 million after-tax) related to an investment impairment for Valley Ventures III LP, a Millennium investment, $1 million ($0.6 million after-tax) of which should have been recorded prior to 2008.
In September 2008, TEP recorded an additional tax expense of $1 million related to a determination that certain accrued tax penalty payments will not be deductible for tax purposes under IRS regulations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
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
TEP 2008 Proposed Settlement Agreement
In May 2008, TEP filed a settlement agreement (TEP 2008 Proposed Settlement Agreement) with the ACC. Hearings before an ACC administrative law judge (ALJ) concluded on July 16, 2008. Reply briefs were filed by the participants in TEP’s rate case proceeding on August 29, 2008. On October 28, 2008, the ALJ issued an opinion that recommends that the ACC adopt the 2008 Proposed Settlement Agreement, with new rates effective on December 1, 2008. The opinion issued by the ALJ will be subject to ACC approval. The ACC scheduled a special open meeting on November 25, 2008 to deliberate and vote on the ALJ recommended opinion and order. TEP cannot predict the outcome of the TEP 2008 Proposed Settlement Agreement proceedings.
The TEP 2008 Proposed Settlement Agreement provides for a cost of service rate methodology for TEP’s generation assets; a base rate increase of 6% over TEP’s current retail rates; a fuel rate included in base rates of 2.9 cents per kilowatt-hour (kWh); a PPFAC effective January 1, 2009; a base rate moratorium through January 1, 2013; and a waiver of any claims under the 1999 Settlement Agreement.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
As of September 30, 2008, TEP had collected $44 million of true-up revenues and recorded a $44 million offset for CTC revenue subject to refund against its Electric Retail Sales in 2008. TEP reflected the CTC revenue subject to refund on its balance sheet as Regulatory Liabilities — Deferred CTC Revenue. The ALJ opinion recommends that the ACC credit all of the true-up revenues collected through November 30, 2008, to customers through the PPFAC. TEP will continue to record the true-up revenues and an offset for CTC revenue subject to refund until the ACC issues a final order.
Renewable Energy Standard Tariff (REST)
The ACC approved a REST surcharge for TEP, effective June 1, 2008, to allow TEP to recover the cost of qualified renewable expenditures, such as payments to customers who have renewable energy resources or the incremental cost of renewable power generated or purchased by TEP. Any surcharge collected in excess of qualified renewable expenditures will be reflected in the financial statements as a current regulatory liability. Conversely, qualified renewable expenditures in excess of the REST surcharge will be reflected as a current regulatory asset. At September 30, 2008, TEP had a current regulatory liability of $5 million.
The TEP 2008 Proposed Settlement Agreement includes a REST adjustor mechanism which would allow TEP to file an application with the ACC to apply any shortage or surplus in the prior year’s program expenses to the subsequent year’s REST surcharge. The ALJ opinion recommends that the ACC approves the adjustor mechanism.
Future Implications of Discontinuing Application of FAS 71
TEP continues to apply FAS 71 to its regulated operations, which include the transmission and distribution portions of its business. TEP regularly assesses whether it can continue to apply FAS 71 to these operations. If TEP stopped applying FAS 71 to its remaining regulated operations, it would write-off the related balances of its regulatory assets as an expense and recognize its regulatory liabilities as income on its income statement. Based on the regulatory asset balances, net of regulatory liabilities, at September 30, 2008, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary after-tax gain of approximately $45 million. While regulatory orders and market conditions may affect cash flows, TEP’s cash flows would not be affected if it stopped applying FAS 71.
UNS GAS RATES AND REGULATION
2008 General Rate Case Filing
On November 6, 2008, UNS Gas filed a general rate case (on a cost of service basis) with the ACC requesting a total rate increase of 6% to cover a revenue deficiency of $10 million. The case uses a June 30, 2008 test year. UNS Gas expects the ACC to rule on its rate case in 2009.
Purchase Gas Adjustor (PGA) Mechanism
UNS Gas’ retail rates include a PGA mechanism intended to address the volatility of natural gas prices and allow UNS Gas to recover its actual commodity costs, including transportation, through a price adjustor. All purchased gas commodity costs, including transportation, increase the PGA bank, a balancing account. UNS Gas recovers these costs or returns amounts over-collected from/to ratepayers through a PGA rate. The PGA rate includes the following two components:
(1)	The PGA factor, computed monthly, is a calculation of the twelve-month rolling weighted average gas cost, and automatically adjusts monthly, subject to limitations on how much the price per therm may change in a twelve-month period. Effective December 2007, the ACC increased the annual cap on the maximum increase in the PGA factor from $0.10 per therm to $0.15 per therm in a twelve-month period.
(2)	At any time UNS Gas’ PGA bank balance is under-recovered, UNS Gas may request a PGA surcharge with the goal of collecting the amount deferred from customers over a period deemed appropriate by the ACC. When the PGA bank balance reaches an over-collected balance of $10 million on a billed basis, UNS Gas is required to request a PGA surcredit with the goal of returning the over-collected balance to customers over a period deemed appropriate by the ACC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
The PGA surcharge in 2007 was $0.05 cents per therm through April 2007. In September 2007, the ACC approved a $0.04 cent per therm PGA surcredit, effective October 2007 through April 2008. Since May 2008, there has been no surcharge or surcredit in effect.
Based on current projections of gas prices, UNS Gas believes that the current PGA rates will allow it to timely recover its gas costs. However, changes in the market price for gas, sales volumes and surcharge amount could significantly change the PGA bank balance in the future.
At September 30, 2008, UNS Gas had over recovered its costs by $4 million on an accrual (GAAP) basis, of which $2 million was on a billed basis. At December 31, 2007, UNS Gas had over recovered its costs by $13 million on an accrual (GAAP) basis of which $3 million was on a billed basis. The balance is shown on the balance sheet as Regulatory Liabilities — Over-Recovered Purchased Energy Costs.
Future Implications of Discontinuing Application of FAS 71
UNS Gas regularly assesses whether it can continue to apply FAS 71 to its regulated operations. If UNS Gas stopped applying FAS 71, UNS Gas would write-off the related balance of its regulatory assets as an expense and write-off its regulatory liabilities as income on its income statement. Based on the regulatory asset and liability balances, if UNS Gas had stopped applying FAS 71, UNS Gas would have recorded an extraordinary after-tax gain of $13 million at September 30, 2008. While regulatory orders and market conditions may affect cash flows, UNS Gas’ cash flows would not be affected if it stopped applying FAS 71.
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
As a result of the May 2008 rate order limiting recovery of deferred rate case costs, UNS Electric expensed $0.3 million of the $0.6 million deferred costs in May 2008.
Also in June 2008, to comply with ACC expectations, UNS Electric reclassified $7 million of Net Cost of Removal for Interim Retirements from Accumulated Depreciation to a regulatory liability.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
At September 30, 2008, UNS Electric had over recovered its purchased power by $5 million on an accrual (GAAP) basis, of which $2 million was under-recovered on a billed basis. The PPFAC balance is shown in Current Liabilities as Regulatory Liabilities — Over-Recovered Purchased Energy Costs. At December 31, 2007, UNS Electric had over recovered its purchased power by $9 million on an accrual (GAAP) basis of which $4 million was on a billed basis and the balance is shown as a noncurrent liability in Deferred Credits and Other Liabilities — Over-Recovered Purchased Power Costs.
Purchased Power Agreement
As part of its rate case filing, UNS Electric requested that the ACC approve a proposed purchase of the 90 MW BMGS by UNS Electric from UED and include the cost of the project in rate base effective June 1, 2008. The ACC denied UNS Electric’s requested rate base treatment of BMGS. As a result, UED and UNS Electric have entered into a 5-year Power Purchase Agreement (PPA) under which UED sells all the output of BMGS to UNS Electric. The PPA is a tolling arrangement in which UNS Electric takes operational control of BMGS and assumes all risk of operation and maintenance costs, including fuel. UNS Electric accounts for the PPA as an operating lease. The costs associated with the PPA are recoverable through UNS Electric’s PPFAC.
Renewable Energy Standard Tariff (REST)
The ACC approved a REST surcharge for UNS Electric, effective June 1, 2008, to allow UNS Electric to recover the cost of qualified renewable expenditures, such as payments to customers who have renewable energy resources or the incremental cost of renewable power generated or purchased by UNS Electric. Any surcharge collected in excess of qualified renewable expenditures will be reflected in the financial statements as a current regulatory liability. Conversely, qualified renewable expenditures in excess of the REST surcharge will be reflected as a current regulatory asset. At September 30, 2008, UNS Electric had a current regulatory liability of less than $1 million.
The REST plan includes an adjustor mechanism which allows UNS Electric to file an application with the ACC to apply any shortage or surplus in the prior year’s program expenses to the subsequent year’s REST surcharge.
Future Implications of Discontinuing Application of FAS 71
UNS Electric regularly assesses whether it can continue to apply FAS 71 to its regulated operations. If UNS Electric stopped applying FAS 71, it would write-off the related balances of its regulatory assets as an expense and would write-off its regulatory liabilities as income on its income statement. Based on the regulatory asset and liability balances, if UNS Electric had stopped applying FAS 71, it would have recorded an extraordinary after-tax gain of $1 million at September 30, 2008. While regulatory orders and market conditions may affect cash flows, UNS Electric’s cash flows would not be affected if it stopped applying FAS 71.
NOTE 3. DEBT AND CREDIT FACILITIES
UniSource Energy Credit Agreement
At September 30, 2008 and December 31, 2007, UniSource Energy had $42 million and $20 million, respectively, in borrowings outstanding under its revolving credit facility. We have included these borrowings in Long-Term Debt as UniSource Energy has the ability and the intent to keep the borrowings outstanding for the next twelve months.
The UniSource Credit Agreement restricts additional indebtedness, liens, mergers, sales of assets, and certain investments and acquisitions. We must also meet: (1) a minimum cash flow to debt service coverage ratio for UniSource Energy on a standalone basis and (2) a maximum leverage ratio on a consolidated basis. As a result of higher than expected fuel and purchased power costs, in September 2008, UniSource Energy amended the UniSource Credit Agreement to provide more flexibility to meet the leverage ratio test for the next four calendar quarters, ending June 30, 2009. The leverage ratio is calculated as the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). As of September 30, 2008, UniSource Energy was in compliance with the terms of its credit agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
TEP Credit Agreement
The TEP Credit Agreement restricts additional indebtedness, liens, mergers, sales of assets, and sale-leaseback transactions. The TEP Credit Agreement also requires TEP to meet a minimum cash coverage ratio and a maximum leverage ratio. As a result of higher than expected fuel and purchased power costs, TEP amended the TEP Credit Agreement in September 2008, to provide more flexibility to meet the leverage ratio test for the next four calendar quarters, ending June 30, 2009. The leverage ratio is calculated as the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). As of September 30, 2008, TEP was in compliance with all the terms of its credit agreement.
TEP Letter of Credit Facility
On April 30, 2008, TEP entered into a three-year $132 million letter of credit and reimbursement agreement (2008 TEP Letter of Credit Facility). The 2008 TEP Letter of Credit Facility supports $130 million aggregate principal amount of variable rate tax-exempt IDBs that were issued on behalf of TEP in June 2008. (See Pima B Bonds below).
Interest rates and fees under the 2008 TEP Letter of Credit Facility are based on a pricing grid tied to TEP’s credit ratings. Based on TEP’s current credit ratings, the letter of credit fees are 0.75% per annum during the first two years and 0.875% in the third year.
The TEP Letter of Credit Facility contains substantially the same restrictive covenants as the TEP Credit Agreement described above. As of September 30, 2008, TEP was in compliance with all the terms of its credit agreement.
TEP Long-Term Debt
Pima A Bonds
In March 2008, The Industrial Development Authority of Pima County (Pima Authority) issued, for the benefit of TEP, approximately $91 million of its 2008 Series A tax-exempt, unsecured, 6.375% bonds (Pima A Bonds) due September 1, 2029. The proceeds were used to redeem a corresponding principal amount of bonds previously issued by the Pima Authority for TEP’s benefit, which TEP repurchased in 2005. In 2005, TEP did not cancel the repurchased bonds, which remained outstanding under their respective indentures but were not reflected as debt on the balance sheet. As holder of the repurchased bonds, TEP received the payment of the redemption price.
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
TEP deposited the redemption proceeds for its 7.5% collateral trust bonds with a trustee. On August 1, 2008, the deposit was applied to the payment of $128 million of principal plus $5 million of accrued interest on such bonds at maturity.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
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
The 2008 Pima B Bonds accrue interest at a rate which resets weekly unless and until the interest rate mode is converted to another permitted interest rate mode, such as a term rate. The average weekly interest rate on TEP’s Pima B Bonds ranged from 1.25% to 1.65% until mid-September 2008, when the short-term debt markets began to experience significant disruptions following the bankruptcy filing of Lehman Brothers Holdings, Inc. and the deterioration of creditworthiness of other large financial institutions. In mid-September 2008, the average weekly interest rate reached as high as 8.25%. As of November 4, the average rate on this debt was 1.75%. TEP pays a remarketing fee of 10 basis points (bps) to the remarketing agent of the bonds, an LOC fee of 75 bps to the lenders, and an LOC issuing fee of 12.5 bps to the issuing bank.
UNS Electric Long-Term Debt
On August 7, 2008, UNS Electric issued $100 million of senior unsecured debt; $50 million at 6.5%, due 2015 and $50 million at 7.1%, due 2023 (UNS Electric 2008 Long-Term Debt). The UNS Electric 2008 Long-Term Debt is guaranteed by UES.
UNS Electric used $60 million of the proceeds to repay the 7.61% senior unsecured notes that matured on August 11, 2008. The remaining proceeds were used to repay UNS Electric’s outstanding borrowings under the UNS Gas/UNS Electric Revolver and for general corporate purposes.
UNS Electric capitalized $1 million of costs related to the issuance of the debt and will amortize these costs over the life of the debt.
The UNS Electric 2008 Long-Term Debt contains certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments and incurrence of indebtedness. As of September 30, 2008, UNS Electric was in compliance with the terms of its note purchase agreement.
UNS Electric must meet a leverage test and an interest coverage test to issue additional debt or to pay dividends. However, UNS Electric may, without meeting these tests, refinance existing debt and incur up to $5 million in short-term debt.
TEP Revolving Credit Facility
At September 30, 2008 and December 31, 2007, TEP had $10 million in borrowings outstanding and no letters of credit issued under its revolving credit facility.
UNS Gas/UNS Electric Revolving Credit Agreement
The borrowings under the UNS Gas/UNS Electric Revolver were as follows:

	UNS	UNS	UNS	UNS
	Gas	Electric	Gas	Electric
	-Millions of Dollars-
	September 30, 2008		December 31, 2007
Balance on the Revolver	$—	$8	$—	$26

Outstanding Letters of Credit	$—	$12	$10	$—

At September 30, 2008 and December 31, 2007, UNS Electric’s borrowings under the UNS Gas/UNS Electric Revolver were excluded from Current Liabilities and presented as Long-Term Debt, as UNS Electric has the ability and the intent to keep the borrowings outstanding under the UNS Gas/UNS Electric Revolver for the next twelve months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
NOTE 4. BUSINESS SEGMENTS
Based on the way we organize our operations and evaluate performance, we have three reportable segments:
(1)	TEP, a vertically integrated electric utility business, is UniSource Energy’s largest subsidiary.

(2)	UNS Gas is a regulated gas distribution utility business.

(3)	UNS Electric is a regulated electric distribution utility business.
The UniSource Energy, UES and Millennium holding companies, UED, and several other subsidiaries and equity investments, which are not considered reportable segments, are included in Other. Through affiliates, Millennium holds investments in several unregulated companies. UED owns the BMGS and through a PPA, provides energy to UNS Electric.
We disclose selected financial data for our reportable segments in the following table:

	Reportable Segments					UniSource
		UNS	UNS		Reconciling	Energy
	TEP	Gas	Electric	Other	Adjustments	Consolidated
	-Millions of Dollars-
Statements of Income (Loss)
Three months ended September 30, 2008:
Operating Revenues — External	$305	$20	$63	$—	$—	$388
Operating Revenues — Intersegment	19	3	5	7	(34)	—
Income (Loss) Before Income Taxes	(17)	(2)	4	—	—	(15)
Net Income (Loss)	$(12)	$(1)	$3	$(1)	$—	$(11)

Three months ended September 30, 2007:
Operating Revenues — External	$327	$17	$54	$—	$—	$398
Operating Revenues — Intersegment	2	—	—	3	(5)	—
Income (Loss) Before Income Taxes	42	(4)	5	(2)	—	41
Net Income (Loss)	$26	$(2)	$3	$(2)	$—	$25

Nine months ended September 30, 2008:
Operating Revenues — External	$817	$117	$144	$—	$—	$1,078
Operating Revenues — Intersegment	29	6	7	16	(58)	—
Income (Loss) Before Income Taxes	(20)	9	6	(5)	—	(10)
Net Income (Loss)	$(15)	$5	$4	$(3)	$—	$(9)

Nine months ended September 30, 2007:
Operating Revenues — External	$812	$103	$131	$—	$—	$1,046
Operating Revenues — Intersegment	5	—	—	12	(17)	—
Income (Loss) Before Income Taxes	64	2	8	(4)	—	70
Net Income (Loss)	$39	$1	$5	$(3)	$—	$42

Balance Sheet
Total Assets, September 30, 2008	$2,662	$259	$271	$1,045	$(945)	$3,292
Total Assets, December 31, 2007	2,573	276	226	1,077	(966)	3,186

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
Reconciling adjustments consist of the elimination of intersegment revenue which were due to the following transactions:

	Reportable Segments				UniSource	UniSource
		UNS	UNS		Energy	Energy
	TEP	Gas	Electric	Other	Eliminations	Consolidated
	-Millions of Dollars-
Intersegment Revenue
Three months ended September 30, 2008:
Wholesale Sales — TEP to UNSE	$16	$—	$—	$—	$(16)	$—
Wholesale Sales — UNSE to TEP	—	—	5	—	(5)	—
Wholesale Sales — UED to UNSE	—	—	—	3	(3)	—
Gas Revenue — UNSG to UNSE	—	3	—	—	(3)	—
Other Revenue — TEP to Affiliates(1)	2	—	—	—	(2)	—
Other Revenue — MEH to TEP & UNSE(2)	—	—	—	4	(4)	—
Other Revenue — TEP to UNSE(3)	1	—	—	—	(1)	—

Total Intersegment Revenue	$19	$3	$5	$7	$(34)	$—

Three months ended September 30, 2007:
Other Revenue — TEP to Affiliates(1)	$2	$—	$—	$—	$(2)	$—
Other Revenue — MEH to TEP & UNSE(2)	—	—	—	3	(3)	—

Total Intersegment Revenue	$2	$—	$—	$3	$(5)	$—

Nine months ended September 30, 2008:
Wholesale Sales — TEP to UNSE	$22	$—	$—	$—	$(22)	$—
Wholesale Sales — UNSE to TEP	—	—	7	—	(7)	—
Wholesale Sales — UED to UNSE	—	—	—	4	(4)	—
Gas Revenue — UNSG to UNSE	—	6	—	—	(6)	—
Other Revenue — TEP to Affiliates(1)	6	—	—	—	(6)	—
Other Revenue — MEH to TEP & UNSE(2)	—	—	—	12	(12)	—
Other Revenue — TEP to UNSE(3)	1	—	—	—	(1)	—

Total Intersegment Revenue	$29	$6	$7	$16	$(58)	$—

Nine months ended September 30, 2007:
Other Revenue — TEP to Affiliates(1)	$5	$—	$—	$—	$(5)	$—
Other Revenue — MEH to TEP & UNSE(2)	—	—	—	12	(12)	—

Total Intersegment Revenue	$5	$—	$—	$12	$(17)	$—

(1)	TEP provides all corporate services (finance, accounting, tax, information technology services, etc) to UniSource Energy and its subsidiaries.

(2)	SES, a Millennium subsidiary, provides a supplemental workforce to TEP and UNS Electric.

(3)	TEP provides control area services to UNS Electric.
Other significant reconciling adjustments include intercompany interest between UniSource Energy and UED, the elimination of investments in subsidiaries held by UniSource Energy and reclassifications of deferred tax assets and liabilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
NOTE 5. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND TRADING ACTIVITIES
TEP INTEREST RATE SWAP
In June 2006, TEP entered into an interest rate swap to reduce the risk of unfavorable changes in variable interest rates related to changes in LIBOR. The swap has the effect of converting approximately $36 million of variable rate lease payments for the Springerville Common Lease to a fixed rate through January 1, 2020. The swap is designated as a cash flow hedge for accounting purposes. Because the changes in interest payments, resulting from changes in LIBOR, were completely offset by the interest rate swap in the three and nine months ended September 30, 2008, there was no ineffectiveness recorded in earnings.
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

TEP and UNS Gas discontinue cash flow hedge accounting prospectively, when they determine that a contract is no longer effective in offsetting the changes in cash flows of a hedged item. When TEP or UNS Gas discontinue cash flow hedge accounting, the gains and losses at that time remain in AOCI and are reclassified into earnings as the underlying hedged transaction occurs. TEP and UNS Gas continue to carry the contract at fair value and recognize changes in fair value in current period earnings.

•	Mark-to-Market transactions include:
•	TEP non-trading hedges, such as forward power purchase contracts indexed to gas that did not qualify for cash flow hedge accounting treatment or did not qualify for the normal scope exception. Unrealized gains and losses resulting from changes in the market prices of non-trading hedges are recorded on the same line in the income statement as the hedged transaction.

•	TEP trading derivatives which are forward power purchase and sale contracts entered into to reduce our exposure to energy and commodity prices. Unrealized gains and losses resulting from changes in the market prices of trading derivatives are recorded in the income statement in Electric Wholesale Sales.

•	UNS Electric derivatives such as forward power purchases and gas swaps. In December 2006, UNS Electric received authorization from the ACC to defer the unrealized gains and losses on the balance sheet as a regulatory asset or a regulatory liability rather than as a component of AOCI or in the income statement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
These mark-to-market contracts are subject to specified risk parameters established and monitored by UniSource Energy’s Risk Management Committee.
•	Normal Purchase and Sale transactions are forward energy purchase and sales contracts entered into by TEP, UNS Gas and UNS Electric to support the current load forecast and entered into with a counterparty with load serving requirements or generating capacity. These contracts are not required to be marked-to-market and are accounted for on an accrual basis.
TEP has energy contracts and an interest rate swap that are accounted for as cash flow hedges. UNS Gas also has energy contracts accounted for as cash flow hedges. The net unrealized gains and losses on these contracts reported in Other Comprehensive Income were as follows:

	UniSource Energy
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Cash Flow Hedges - Unrealized Gains (Losses)
Recorded to AOCI	2008	2007	2008	2007
	-Millions of Dollars-

Forward Power Sales	$5	$1	$2	$—
Gas Price Swaps	(44)	(3)	(10)	(6)
Interest Rate Swap	(1)	(1)	—	1

Total Pre-Tax Unrealized Gain (Loss)	$(40)	$(3)	$(8)	$(5)

After-Tax Unrealized Gain (Loss) Recorded in AOCI	$(24)	$(2)	$(5)	$(3)

Unrealized (Gain) Loss Reclassified to Net Income	$1	$4	$(1)	$2

	TEP
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Cash Flow Hedges - Unrealized Gains (Losses)
Recorded to AOCI	2008	2007	2008	2007
	-Millions of Dollars-

Forward Power Sales	$5	$1	$2	$—
Gas Price Swaps	(27)	(4)	—	(6)
Interest Rate Swap	(1)	(1)	—	1

Total Pre-Tax Unrealized Gain (Loss)	$(23)	$(4)	$2	$(5)

After-Tax Unrealized Gain (Loss) Recorded in AOCI	$(14)	$(2)	$1	$(3)

Unrealized (Gain) Loss Reclassified to Net Income	$1	$4	$(1)	$2

TEP has a gas swap agreement, designated as a cash flow hedge, with a counterparty, whose parent and guarantor declared bankruptcy in August 2008. At September 30, 2008, TEP reclassified a net loss of less than $0.1 million to earnings, because it was unable to conclude that this cash flow hedge was highly effective in generating offsetting cash flows. A balance of less than $0.1 million will remain in AOCI and will be reclassified to earnings as the forecasted purchases of gas occur.
TEP and UNS Gas concluded, following an assessment at the inception of a hedge transaction and on an ongoing basis, that its remaining derivatives, designated as cash flow hedges, have been highly effective in offsetting changes in the cash flows of hedged items and that those derivatives, are expected to remain highly effective in future periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
The unrealized gains and losses on TEP’s energy contracts that are marked to market through earnings were as follows:

	UniSource Energy and TEP
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	-Millions of Dollars-
Recorded in Wholesale Sales:
Forward Power Sales	$28	$1	$13	$7
Forward Power Purchases	(28)	—	(14)	(7)
Forward Power Purchases Recorded in Purchased Energy	1	(1)	(1)	—
Forward Gas Price Swaps Recorded in Fuel	(7)	—	(3)	—

Total Pre-Tax Unrealized Gain (Loss)	$(6)	$—	$(5)	$—

The following table discloses UNS Electric’s unrealized gains and losses on energy contracts, which are reported on the UniSource Energy balance sheet as a regulatory asset or a regulatory liability rather than as a component of OCI or in the income statement.

	UniSource Energy
	Three Months Ended		Six Months Ended
Mark-to-Market Transactions - Increase (Decrease)	September 30,		September 30,
Recorded in Regulatory Accounts on the Balance Sheet	2008	2007	2008	2007
	-Millions of Dollars-
Recorded in Current Regulatory Assets — Derivatives:
Gas Swaps	$(2)	$—	$(2)	$—
Power Purchases	(5)	—	(5)	—
Recorded in Current Regulatory Liabilities — Derivatives:
Gas Swaps	(6)	—	—	—
Power Purchases	(25)	3	(3)	3
Recorded in Other Regulatory Assets — Derivatives:
Gas Swaps	(1)	—	(1)	(1)
Power Purchases	(5)	—	(5)	—
Recorded in Other Regulatory Liabilities — Derivatives:
Gas Swaps	(4)	—	—	—
Power Purchases	(10)	(8)	(6)	(2)

Total Increase (Decrease)	$(58)	$(5)	$(22)	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
The fair value of derivative assets and liabilities were as follows:

	UniSource Energy
	September 30, 2008			December 31, 2007
		Cash			Cash
	Mark-to-Market	Flow		Mark-to-Market	Flow
	Contracts	Hedges	Total	Contracts	Hedges	Total
	-Millions of Dollars-
Derivative Assets — Current	$10	$4	$14	$4	$1	$5
Derivative Liabilities — Current	(22)	(9)	(31)	(1)	(2)	(3)

Net Current Derivative Assets (Liabilities)	$(12)	$(5)	$(17)	$3	$(1)	$2

Derivative Assets — Noncurrent	$6	$—	$6	$8	$—	$8
Derivative Liabilities — Noncurrent	(12)	(8)	(20)	(2)	(3)	(5)

Net Noncurrent Derivative Assets (Liabilities)	$(6)	$(8)	$(14)	$6	$(3)	$3

	TEP
	September 30, 2008			December 31, 2007
		Cash			Cash
	Mark-to-Market	Flow		Mark-to-Market	Flow
	Contracts	Hedges	Total	Contracts	Hedges	Total
	-Millions of Dollars-
Derivative Assets — Current	$10	$4	$14	$1	$1	$2
Derivative Liabilities — Current	(14)	(3)	(17)	(1)	(2)	(3)

Net Current Derivative Assets (Liabilities)	$(4)	$1	$(3)	$—	$(1)	$(1)

Derivative Assets — Noncurrent	$4	$—	$4	$—	$—	$—
Derivative Liabilities — Noncurrent	(4)	(5)	(9)	—	(3)	(3)

Net Noncurrent Derivative Assets (Liabilities)	$—	$(5)	$(5)	$—	$(3)	$(3)

At September 30, 2008, TEP, UNS Electric and UNS Gas had contracts that will settle through the third quarter of 2011, the fourth quarter of 2013, and the third quarter of 2011, respectively. Amounts presented as Cash Flow Hedges, Derivative Assets — Current and Derivative Liabilities - Current, are expected to be reclassified into earnings within the next twelve months.
Credit Risk
When the fair value of a TEP or UniSource Energy derivative contract is positive, the counterparty owes UniSource Energy or TEP and this creates a credit risk. UniSource Energy and TEP minimize their credit risk by (1) entering into transactions with high-quality counterparties, (2) limiting their exposure to each counterparty, (3) monitoring the financial condition of its counterparties and (4) requiring collateral when needed. Using a combination of market credit default swap data and historical recovery rates for subordinated bonds, UniSource Energy and TEP consider the impact of counterparty credit worthiness in determining the fair value of their derivatives as well as its possible effect on continued qualification for cash flow hedge accounting. At September 30, 2008, the impact of counterparty credit risk on the fair value of positive derivative contracts was less than $0.5 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
The settlement of forward power purchase and sales contracts entered into to reduce TEP’s exposure to changes in energy and commodity prices were as follows:

	UniSource Energy and TEP
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	-Millions of Dollars-
Recorded in Wholesale Sales:
Forward Power Sales	$19	$7	$50	$49
Forward Power Purchases	(18)	(8)	(50)	(50)

Total Pre-Tax Realized Gain (Loss)	$1	$(1)	$—	$(1)

The settlement of forward power purchase and sales contracts that do not result in physical delivery were as follows:

	UniSource Energy and TEP
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	-Millions of Dollars-
Recorded in Wholesale Sales:
Forward Power Sales	$13	$8	$25	$14
Forward Power Purchases	(13)	(8)	(25)	(14)

Total Sales and Purchases Not Resulting in Physical Delivery	$—	$—	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
NOTE 6. INCOME TAX MATTERS
INCOME TAXES
The differences between the income tax expense (benefit) reflected on the income statements and the amount obtained by multiplying pre-tax income by the U.S. statutory federal income tax rate of 35% were as follows:

	UniSource Energy
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	-Millions of Dollars-

Federal Income Tax Expense (Benefit) at Statutory Rate	$(5)	$14	$(3)	$24
State Income Tax Expense (Benefit), Net of Federal Deduction	(1)	2	(1)	3
San Juan Environmental Penalties	2	—	2	—
State Tax Credits	(1)	—	(2)	—
Depreciation Differences (Flow Through Basis)	1	1	2	2
Other	—	(1)	1	(1)

Total Federal and State Income Tax Expense (Benefit)	$(4)	$16	$(1)	$28

	TEP
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	-Millions of Dollars-

Federal Income Tax Expense (Benefit) at Statutory Rate	$(6)	$14	$(7)	$22
State Income Tax Expense (Benefit), Net of Federal Deduction	(1)	2	(1)	3
San Juan Environmental Penalties	2	—	2	—
State Tax Credits	(1)	—	(2)	—
Depreciation Differences (Flow Through Basis)	1	1	2	2
Other	—	(1)	1	(2)

Total Federal and State Income Tax Expense (Benefit)	$(5)	$16	$(5)	$25

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
UNCERTAIN TAX POSITIONS
On its 2002 tax return, TEP filed for an automatic change in accounting method relating to the capitalization of indirect costs to the production of electricity and self-constructed assets. We also used the new accounting method on the 2003 and 2004 returns for TEP, UNS Gas and UNS Electric.
In 2005, the Internal Revenue Service issued a ruling limiting the ability of electric and gas utilities to use the new accounting method. As a result, TEP, UNS Gas and UNS Electric amended their 2002, 2003 and 2004 federal and state tax returns to remove the benefit previously claimed using the accounting method and remitted tax and interest of $31 million, $1 million and $0.3 million, respectively, to the IRS and state tax authorities. Based on settlement guidelines relating to the accounting method issued by the IRS in March 2007, TEP, UNS Gas and UNS Electric have settled this issue with the IRS. In December 2007, TEP recorded the effect of the settlement by recognizing $2 million of interest income. In 2008, UniSource Energy received a $16 million refund of taxes and interest, of which $15 million relates to TEP. The refunds have no income statement impact to UniSource Energy or TEP.
On September 15, 2008, the statute of limitations expired for the 2004 tax year. As a result of the closure of the statute, TEP reversed $1 million of previously recorded interest expense associated with uncertain tax positions. In the third quarter, TEP recorded a $5 million increase in deferred tax liabilities associated with uncertain tax positions taken in the current period, of which $1 million increased deferred tax expense recorded at UniSource Energy and TEP. No material decreases in unrecognized tax benefits are expected within the next twelve months, and we are unable to determine whether any increase will occur.
NOTE 7. COMMITMENTS AND CONTINGENCIES
TEP COMMITMENTS
In 2008, TEP entered into additional forward power supply agreements through 2009. Certain of these contracts are at a fixed price per MW and others are indexed to natural gas prices. TEP estimates its minimum payments under these contracts to be $9 million in the fourth quarter of 2008 and $41 million in 2009 based on natural gas prices at September 30, 2008. In addition, TEP entered into a forward call option agreement for the period 2009 through 2014. TEP estimates its minimum capacity payments under this contract to be $2 million in 2009 and $3 million in each of the years 2010 through 2014.
In 2008, TEP entered into additional forward gas purchase agreements through August 2011. TEP estimates its minimum payments for these forward purchases to be $2 million in the fourth quarter of 2008, $25 million in 2009, $9 million in 2010, and $2 million in 2011.
In 2008, TEP entered into agreements to purchase coal for Sundt Generating Station for 2009. TEP estimates the minimum payments under these contracts to be approximately $21 million in 2009.
In March 2008, TEP entered into a five-year gas transportation agreement with El Paso Natural Gas. TEP estimates its minimum payments under this contract to be $2 million in 2008, $3 million in 2009, $4 million in each of 2010 through 2012, and less than $1 million in 2013.
UNS ELECTRIC COMMITMENTS
In 2008, UNS Electric entered into forward gas purchase agreements through August 2011. UNS Electric estimates its minimum payments for these forward purchases to be less than $1 million in the fourth quarter of 2008, $6 million in 2009, $3 million in 2010, and less than $1 million in 2011.
In 2008, UNS Electric entered into forward power purchase agreements through 2010. Certain of these contracts are at a fixed price per MW and others are indexed to natural gas prices. UNS Electric estimates its minimum payments under these contracts to be $22 million in 2009 and $11 million in 2010 based on natural gas prices at September 30, 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
UNS GAS COMMITMENTS
In 2008, UNS Gas entered into forward gas purchase agreements through August 2011. UNS Gas estimates its minimum payments for these forward purchases to be $10 million in the fourth quarter of 2008, $18 million in 2009, $12 million in 2010, and $7 million in 2011.
TEP CONTINGENCIES
Claims Related to Springerville Unit 3
TEP operates Springerville Unit 3 on behalf of Tri-State under a 99-year operating agreement. TEP may potentially have to reimburse Tri-State $1 million pending resolution of a dispute over administrative and general costs. TEP has not recorded a liability for these claims.
Regional Haze
The EPA’s regional haze rules require emission controls known as Best Available Retrofit Technology (BART) for certain industrial facilities emitting air pollutants that reduce visibility. The operators of the Four Corners, Navajo, and San Juan generating stations submitted BART analyses in 2007 and early 2008. PNM, operator of San Juan, believes the controls being installed at San Juan as a result of the 2005 settlement agreement between PNM, environmental activist groups, and the New Mexico Environment Department (PNM Consent Decree) constitute BART and did not recommend installation of any additional pollution control equipment. The operators of the Four Corners and Navajo generating stations recommended installing certain additional pollution control equipment in their respective BART analyses. The level and cost of pollution control required, if any, will not be known until the plans are approved by the regulatory agencies. If required, controls would need to be in place by 2013 or later.
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
Environmental Reclamation at Remote Generating Stations
TEP currently pays on-going reclamation costs related to the coal mines which supply the remote generating stations, and it is probable that TEP will have to pay a portion of final reclamation costs upon mine closure. When a reasonable estimate of final reclamation costs is available, the liability is recognized as a cost of coal over the remaining term of the corresponding coal supply agreement. At September 30, 2008, TEP has recorded a liability of $8 million based on our $17 million obligation at the expiration dates of the coal supply agreements in 2011 through 2017. At December 31, 2007, TEP had recorded a liability of $4 million. See Resolution of TEP Contingencies - Navajo Generating Station below.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
TEP Wholesale Accounts Receivable and Allowances
TEP’s Accounts Receivable from Electric Wholesale Sales includes $16 million of receivables at September 30, 2008 and December 31, 2007 related to sales to the California Power Exchange (CPX) and the California Independent System Operator (CISO) in 2001 and 2000. TEP’s Allowance for Doubtful Accounts on the balance sheet includes $13 million at September 30, 2008 and December 31, 2007 related to these sales. There are several outstanding legal issues, complaints and lawsuits concerning the California energy crisis related to the FERC, wholesale power suppliers, Southern California Edison Company, Pacific Gas and Electric Company, the CPX and the CISO. We cannot predict the outcome of these issues or lawsuits. We believe, however, that TEP is adequately reserved for its transactions with the CPX and the CISO.
Tucson to Nogales Transmission Line
TEP and UNS Electric are parties to a project development agreement for the joint construction of an approximately 60-mile transmission line from Tucson to Nogales, Arizona. UNS Electric’s participation in this project was initiated in response to an order by the ACC to improve reliability to UNS Electric’s retail customers in Nogales, Arizona.
In 2002, the ACC approved the location and construction of the proposed 345-kV line along a route identified as the Western Corridor route subject to a number of conditions, including obtaining all required permits from state and federal agencies. The U.S. Forest Service subsequently identified a preference for a route identified as the Central Corridor route in the final Environmental Impact Statement for the project. TEP is considering options for the project including potential new routes. If a decision is made to pursue an alternative route, approvals will be needed from the ACC, the Department of Energy, U.S. Forest Service, Bureau of Land Management, and the International Boundary and Water Commission. If TEP does not receive the required approvals, it may need to expense a portion of the $9 million of costs that have been capitalized related to the project.
RESOLUTION OF TEP CONTINGENCIES — Navajo Generating Station
In 2004, Peabody Western Coal Company (Peabody), the coal supplier to the Navajo Generating Station, filed a complaint in the Circuit Court for the City of St. Louis, Missouri against the participants at Navajo, including TEP (7.5% owner), for reimbursement of royalties and other costs and breach of the coal supply agreement. In July 2008, the parties entered into a joint stipulation of dismissal of these claims which was approved by the court. TEP had not recorded a liability for these claims.
In addition, in 1996, SRP filed a lawsuit in Maricopa County Superior Court on behalf of the participants at Navajo Generating Station, including TEP, seeking declaratory judgment that the Navajo Generating Station participants are not responsible for postretirement benefit costs payable to the coal supplier’s employees and final reclamation costs after the coal supply agreement expires and the mine closes. The Navajo Generating Station participants and Peabody entered into a settlement agreement, which was approved by the court in the third quarter of 2008, and thereafter dismissed the lawsuit with prejudice. As a result of this settlement agreement, TEP recorded the present value of its share of the postretirement benefit costs, totaling $6 million, and final reclamation costs, totaling $3 million, as fuel expense in the third quarter. TEP will recognize additional expense and increase its liabilities over the remaining life of the coal supply agreement, and will pay its share of the settlement as coal is purchased in the future with an estimated annual cash impact of approximately $1 million per year from 2008 to 2026.
GUARANTEES AND INDEMNITIES
In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees are:
•	UES’ guarantee of senior unsecured notes issued by UNS Gas ($100 million) and by UNS Electric ($100 million),

•	UES’ guarantee of the $60 million UNS Gas/UNS Electric Revolver, and

•	UniSource Energy’s guarantee of approximately $2 million in building lease payments for UNS Gas.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
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
We believe that the likelihood UniSource Energy or UES would be required to perform or otherwise incur any significant losses under any of these guarantees or indemnities is remote.
NOTE 8. EMPLOYEE BENEFIT PLANS
PENSION BENEFIT PLANS
TEP, UNS Gas and UNS Electric maintain noncontributory, defined benefit pension plans for substantially all regular employees and certain affiliate employees. Benefits are based on years of service and the employee’s average compensation. TEP, UNS Gas and UNS Electric fund the plans by contributing at least the minimum amount required under Internal Revenue Service regulations. Additionally, we provide supplemental retirement benefits to certain employees whose benefits are limited by Internal Revenue Service benefit or compensation limitations.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
COMPONENTS OF NET PERIODIC BENEFIT COSTS
The components of UniSource Energy’s net periodic benefit costs are as follows:

			Other Postretirement
	Pension Benefits		Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	-Millions of Dollars-

Components of Net Periodic Benefit Costs
Service Cost	$2	$2	$—	$—
Interest Cost	4	3	1	1
Expected Return on Plan Assets	(4)	(4)	—	—
Prior Service Cost Amortization	1	—	—	—
Recognized Actuarial Loss	—	1	—	—

Net Periodic Benefit Costs	$3	$2	$1	$1

			Other Postretirement
	Pension Benefits		Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	-Millions of Dollars-

Components of Net Periodic Benefit Costs
Service Cost	$6	$6	$1	$1
Interest Cost	11	9	3	3
Expected Return on Plan Assets	(12)	(11)	—	—
Prior Service Cost Amortization	1	1	(1)	(1)
Recognized Actuarial Loss	—	2	—	—

Net Periodic Benefit Costs	$6	$7	$3	$3

The tables above include pension benefit costs of $1 million and other postretirement benefit costs of less than $0.1 million for UNS Gas and UNS Electric for all periods presented.
On January 1, 2008, UniSource Energy and TEP adopted the measurement date provisions of FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FAS Statements No.87, 88, 106, and 132(R).” The measurement date provisions require plan assets and obligations to be measured as of the employer’s balance sheet date. UniSource Energy and TEP previously measured its other postretirement benefit obligations as of December 1 each year. As a result of the adoption of the measurement date provisions, UniSource Energy and TEP recorded an increase of $0.6 million and $0.5 million, respectively, to their postretirement benefit liability, and a corresponding increase to accumulated deficit, representing the net periodic benefit cost for the period between the measurement date utilized in 2007 and the beginning of 2008. The adoption of the measurement provisions of FAS 158 had no effect on UniSource Energy or TEP’s income statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
NOTE 9. SHARE-BASED COMPENSATION PLANS
Under the 2006 Omnibus Stock and Incentive Plan, the Compensation Committee of the UniSource Energy Board of Directors may issue various types of share-based compensation, including stock options, restricted shares/units, and performance shares. The total number of shares which may be awarded under the Plan cannot exceed 2.25 million shares. As of September 30, 2008, the total number of shares awarded under the 2006 Omnibus Stock and Incentive Plan was 0.8 million shares.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
A summary of stock option activity follows:

	Nine Months Ended September 30, 2008
	Total Stock Options
	Outstanding		Non-Vested Stock Options
		Weighted		Weighted
		Average		Average
		Exercise		Grant Date
(Shares in Thousands)	Shares	Price	Shares	Value
Options Outstanding, December 31, 2007	1,451	$21.21	312	$7.83
Granted	304	$26.18	304	$4.23
Exercised or Vested	(116)	$16.45	(134)	$7.73

Options Outstanding, September 30, 2008	1,639	$22.47	482	$5.59

Options Exercisable, September 30, 2008	1,157	$19.47

Aggregate Intrinsic Value of Options Exercised ($000’s)		$1,627

At September 30,
2008 ($000s)
Aggregate Intrinsic Value for Options Outstanding	$13,049
Aggregate Intrinsic Value for Options Exercisable	$12,135
Weighted Average Remaining Contractual Life	4.9 years
Weighted Average Remaining Contractual Life of Exercisable Shares	3.3 years
Exercise prices for stock options outstanding and exercisable as of September 30, 2008 are summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number of	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Shares	Exercise
Exercise Prices	(000s)	Life	Price	(000s)	Price
$11.00 - $15.56	417	1.4 years	$14.12	417	$14.12
$17.44 - $18.84	524	3.2 years	$18.02	524	$18.02
$26.18 - $37.88	698	8.3 years	$30.80	216	$33.33
RESTRICTED STOCK UNITS AND PERFORMANCE SHARES
Restricted Stock Units
In 2008, the Compensation Committee of the UniSource Energy Board of Directors granted the following stock units to non-employee directors:
•	February 2008 — 3,130 stock units at a weighted average fair value of $28.75 per share,

•	May 2008 — 18,448 stock units at a weighted average fair value of $31.71 per share, and

•	August 2008 — 1,400 stock units at a weighted average fair value of $32.15 per share.
The restricted stock units vest in one year or immediately upon death, disability, or retirement. In the January following the year the person is no longer a director, Common Stock shares will be issued for the vested stock units. For the nine months ended September 30, 2007, 17,858 stock units at a weighted average fair value of $37.30 per share were issued to non-employee directors.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
Performance Share Awards
On February 27, 2008, the Compensation Committee of the UniSource Energy Board of Directors granted 49,120 performance share awards (targeted shares) to Officers at a grant date fair value of $17.10 per share. The performance share awards will be paid out in shares of UniSource Energy Common Stock based on UniSource Energy’s performance over the performance period of January 1, 2008 through December 31, 2010. The performance criteria specified in the awards is determined based on targeted UniSource Energy Total Shareholder Return (TSR) during the performance period. The performance shares vest ratably over the performance period and any unearned awards are forfeited. Compensation expense equal to the fair value on the grant date is recognized over the vesting period if the requisite performance criteria are met.
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
SHARE-BASED COMPENSATION EXPENSE
UniSource Energy and TEP recorded compensation expense of less than $0.5 million for the three months ended September 30, 2008 and 2007 and $2 million for the nine months ended September 30, 2008 and 2007. We did not capitalize any share-based compensation costs.
At September 30, 2008, the total unrecognized compensation cost related to non-vested share-based compensation was $2 million which will be recorded as compensation expense over the remaining vesting periods through March 2011. The total number of shares awarded but not yet issued, including target performance based shares, under the share-based compensation plans at September 30, 2008, was 1.8 million.
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
FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active — issued October 2008, provides guidance clarifying how FAS 157 Fair Value Measures (FAS 157) should be applied in markets that are not active. The guidance reaffirms the notion of fair value as an exit price as of the measurement date. The FSP emphasizes that approaches other than the market value approach to determine fair value, such as the use of management’s internal assumptions about future cash flows and risk-adjusted discount rates, may be appropriate. The FSP, which is effective upon issuance and applicable to prior periods for which financial statements have not yet been issued, did not have a material impact on our financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
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

Level 1.	Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market (examples include active exchange-traded equity securities and listed derivatives).

Level 2.	Financial assets and liabilities whose values are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate bonds, which trade infrequently), pricing models whose inputs are observable for substantially the full term of the asset or liabilities (examples include most non-exchange-traded derivatives, including interest rate swaps), and pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

Level 3.	Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include long-dated or complex derivatives including certain long-dated options on gas and power).
The following tables set forth, by level within the fair value hierarchy, UniSource Energy and TEP’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008. As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	UniSource Energy
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	September 30, 2008
	- Millions of Dollars -
Assets
Investments (1)	$45	$12	$12	$69
Energy Contracts (2)	—	1	19	20

Total Assets	$45	$13	$31	$89

Liabilities
Energy Contracts (2)	$—	$(20)	$(28)	$(48)
Deferred Compensation	—	(5)	—	(5)
Interest Rate Swap	—	(3)	—	(3)

Total Liabilities	—	(28)	(28)	(56)

Net Total Assets and (Liabilities)	$45	$(15)	$3	$33

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited

	TEP
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	September 30, 2008
	- Millions of Dollars -
Assets
Investments (1)	$20	$12	$—	$32
Energy Contracts (2)	—	1	17	18

Total Assets	$20	$13	$17	$50

Liabilities
Energy Contracts (2)	$—	$(7)	$(16)	$(23)
Deferred Compensation	—	(5)	—	(5)
Interest Rate Swap	—	(3)	—	(3)

Total Liabilities	—	(15)	(16)	(31)

Net Total Assets and (Liabilities)	$20	$(2)	$1	$19

(1)	Level 1 investments are based on observable market prices and are comprised of the fair value of Commercial Paper and Money Market Funds. Level 2 investments comprise of amounts held in mutual and money market funds related to deferred compensation and Supplemental Executive Retirement Plan benefits. The valuation is based on observable market prices, not traded in active markets. Level 3 investments (UNS table only) are, in the absence of readily ascertainable market values, based on the investment partners’ valuations and comprise of Millennium’s equity investment in unregulated businesses.

(2)	Energy contracts include gas swap agreements (Level 2), forward power purchase and sales contracts (Level 3), and forward power purchase contracts indexed to gas (Level 3), entered into to take advantage of favorable market conditions and reduce exposure to energy price risk.
TEP, UNS Gas, UNS Electric and Millennium primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information. Where observable inputs are available for substantially the full terms of the asset or liability, such as gas swap derivatives valued using New York Mercantile Exchange (NYMEX) pricing, adjusted for basin differences, the instrument is categorized in Level 2.
Derivatives valued using an aggregate pricing service or published prices that represent a consensus reporting of multiple brokers are categorized in Level 3. In addition, energy derivatives include contracts where published prices are not readily available. These include contracts for delivery periods during non-standard time blocks, contracts for delivery during only a few months of a given year when prices are quoted only for the annual average, or contracts for delivery at illiquid delivery points. In these cases, TEP applies certain management assumptions to value such contracts. These assumptions include applying historical price curve relationships to calendar year quotes, applying percentage multipliers to value non-standard time blocks, including the impact of counterparty credit risk, using current and historical default and recovery rates, and including adjustments for transmission and line losses to value contracts at illiquid delivery points. TEP reviews these assumptions on a quarterly basis.
TEP, UNS Gas, UNS Electric and Millennium’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
The following tables set forth a reconciliation of changes in the fair value of investments and forward power purchase and sales contracts classified as Level 3 in the fair value hierarchy:

	UniSource Energy
		-Millions of Dollars-

	Three Months Ended
	September 30, 2008
	Energy
	Commodity
	Contracts	Investments	Total
Balance as of July 1, 2008	$30	$12	$42
Gains and (Losses) (realized/unrealized) Recorded to:
Other Expense	—	—	—
Purchased Energy	1	—	1
AOCI	5	—	5
Net Regulatory Liabilities	(45)	—	(45)
Purchases, Issuances, and Settlements	—	—	—

Balance as of September 30, 2008	$(9)	$12	$3

	UniSource Energy
	-Millions of Dollars-

	Nine Months Ended
	September 30, 2008
	Energy
	Commodity
	Contracts	Investments	Total
Balance as of January 1, 2008	$10	$14	$24
Gains and (Losses) (realized/unrealized) Recorded to:
Other Expense	—	(2)	(2)
Wholesale Sales	(1)	—	(1)
Purchased Energy	(1)	—	(1)
AOCI	3	—	3
Net Regulatory Liabilities	(20)	—	(20)
Purchases, Issuances, and Settlements	—	—	—

Balance as of September 30, 2008	$(9)	$12	$3

	TEP
	-Millions of Dollars-

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
	Energy
	Commodity Contracts
Beginning Balance	$(5)	$—
Gains and (Losses) (realized/unrealized) Recorded to:
Wholesale Sales	—	(1)
Purchased Energy	1	(1)
AOCI	5	3
Purchases, Issuances, and Settlements	—	—

Balance as of September 30, 2008	$1	$1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
All of the gains and losses disclosed in the Level 3 tables above are attributable to the change in fair value of Level 3 assets and liabilities held at the reporting date.
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
The following table shows the effects of potential dilutive common stock on the weighted average number of shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	-Thousands of Dollars-		-Thousands of Dollars-
Numerator:
Net Income (Loss)	$(11,039)	$25,417	$(8,906)	$42,167
Assumed Conversion of Convertible Senior Notes — reduced interest expense (after-tax)	—	1,097	—	3,292

Adjusted Numerator	$(11,039)	$26,514	$(8,906)	$45,459

Denominator:
Weighted-average Shares of Common Stock Outstanding:
Common Shares Issued	35,453	35,286	35,398	35,250
Fully Vested Deferred Stock Units	224	228	218	219

Total Weighted-average Shares of Common Stock Outstanding	35,677	35,514	35,616	35,469
Effect of Dilutive Securities:
Convertible Senior Notes	—	4,000	—	4,000
Options and Stock Issuable under Employee Benefit Plans and the Directors’ Plan	—	528	—	583

Total Shares	35,677	40,042	35,616	40,052

For the three and nine months ended September 30, 2008, 4 million potentially dilutive shares from the conversion of convertible senior notes, and 0.5 million of options and stock issuable under employee benefit plans and the directors’ plans, were not included in the computation of diluted EPS because to do so would be anti-dilutive. For the three and nine months ended September 30, 2008, after-tax interest expense of $1 million and $3 million, respectively, was not included in the computation of diluted EPS because to do so would be anti-dilutive.
The following table shows the number of stock options to purchase shares of Common Stock excluded from the computation of diluted EPS because the stock option’s exercise price was greater than the average market price of the Common Stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	-In Thousands-		-In Thousands-

Stock Options Excluded from the Diluted EPS Computation	234	234	288	148

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
NOTE 12. NEW ACCOUNTING PRONOUNCEMENTS
The FASB recently issued the following Statements of Financial Accounting Standards (FAS):
•	FAS 161, Disclosures About Derivative Instruments and Hedging Activities an amendment to FAS 133, Accounting for Derivative Instruments and Hedging Activities, issued March 2008, requires enhanced disclosures about an entity’s derivative and hedging activity. The standard requires that the objectives for using derivative instruments be disclosed in terms of underlying risk so that the reader understands the purpose of derivative use in terms of the risks that the entity is intending to manage. The standard also requires disclosure of the location in the financial statements of derivative balances as well as the location of gains and losses incurred during the reporting period. The standard will be applicable for fiscal years or interim periods beginning on or after November 15, 2008, with early adoption encouraged. The Company is assessing the impact of this standard.

•	FAS 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, issued December 2007, will change the accounting and reporting for minority interests, requiring such amounts to be classified as a component of equity, and will also change the accounting for transactions with minority-interest holders. The standard will be applicable for fiscal years beginning on or after December 15, 2008 and generally on a prospective basis. Early adoption is prohibited and business combinations with acquisition dates prior to the effective date will not be adjusted upon application. We do not expect this pronouncement to have a material impact on our financial statements.

•	FAS 141(R) Business Combinations - a replacement of FAS No. 141, issued December 2007, requires companies to record acquisitions at fair value. FAS 141(R) changes the definition of a business and a business combination and is generally expected to increase the number of transactions that will need to be accounted for at fair value. The standard will be applicable for fiscal years beginning on or after December 15, 2008 and generally on a prospective basis. Early adoption is prohibited and business combinations with acquisition dates prior to the effective date will not be adjusted upon application. We do not expect this pronouncement to have a material impact on our financial statements.

•	FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active — issued October 2008, provides guidance clarifying how FAS 157 Fair Value Measures (FAS 157) should be applied in markets that are not active. The guidance reaffirms the notion of fair value as an exit price as of the measurement date. The FSP emphasizes that approaches other than the market value approach to determine fair value, such as the use of management’s internal assumptions about future cash flows and appropriately risk-adjusted discount rates, may be appropriate. The FSP, which is effective upon issuance and applicable to prior periods for which financial statements have not yet been issued, did not have a material impact on our financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
NOTE 13. SUPPLEMENTAL CASH FLOW INFORMATION
A reconciliation of Net Income (Loss) to Net Cash Flows — Operating Activities follows:

	UniSource Energy
	Nine Months Ended
	September 30,
	2008	2007
	-Thousands of Dollars-

Net Income (Loss)	$(8,906)	$42,167
Adjustments to Reconcile Net Income (Loss) To Net Cash Flows
Depreciation and Amortization Expense	109,196	103,494
Depreciation and Amortization Recorded to Fuel and Other O&M Expense	4,953	5,178
Amortization of Transition Recovery Asset	23,945	59,944
CTC Revenue Subject to Refund	44,415	—
Provision for Navajo Retiree Health Care and Mine Reclamation	10,080	642
Mark-to-Market Transactions	6,413	1,525
Amortization of Deferred Debt-Related Costs included in Interest Expense	2,978	2,879
Provision for Bad Debts	2,703	2,333
Deferred Income Taxes	18,079	24,830
Pension and Postretirement Expense	8,993	10,832
Pension and Postretirement Funding	(13,044)	(12,585)
Stock Based Compensation Expense	1,953	2,372
Excess Tax Benefit from Stock Option Exercises	(612)	(443)
Impairment of Millennium Investments	2,037	—
Net Unrealized Loss on MEG Trading Activities	—	1,165
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	(12,911)	(2,051)
Materials and Fuel Inventory	(8,458)	(9,310)
Over/Under Recovered Purchased Energy Cost	(13,133)	3,515
Accounts Payable	5,774	(30,512)
Interest Accrued	(3,286)	(14,271)
Income Tax Receivable/Payable	(13,151)	(17,025)
Taxes Other Than Income Taxes	12,479	13,670
Other	6,839	15,188

Net Cash Flows — Operating Activities	$187,336	$203,537

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited

	TEP
	Nine Months Ended
	September 30,
	2008	2007
	-Thousands of Dollars-

Net Income (Loss)	$(15,335)	$39,051
Adjustments to Reconcile Net Income (Loss) To Net Cash Flows
Depreciation and Amortization Expense	93,198	88,033
Depreciation and Amortization Recorded to Fuel and Other O&M Expense	3,888	4,038
Amortization of Transition Recovery Asset	23,945	59,944
CTC Revenue Subject to Refund	44,415	—
Provision for Navajo Retiree Health Care and Mine Reclamation	10,080	642
Mark-to-Market Transactions	6,372	1,525
Amortization of Deferred Debt-Related Costs included in Interest Expense	2,166	2,004
Provision for Bad Debts	1,516	1,197
Deferred Income Taxes	6,864	15,598
Pension and Postretirement Expense	7,802	9,512
Pension and Postretirement Funding	(11,600)	(11,430)
Stock Based Compensation Expense	1,508	1,847
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	(25,233)	(18,844)
Materials and Fuel Inventory	(7,488)	(9,596)
Accounts Payable	19,076	(13,233)
Interest Accrued	780	(9,846)
Income Tax Receivable/Payable	3,298	(12,022)
Taxes Other Than Income Taxes	11,578	13,717
Other	9,803	1,007

Net Cash Flows — Operating Activities	$186,633	$163,144

TEP deposited the Pima B redemption proceeds for its 7.5% collateral trust bonds with a trustee. On August 1, 2008, the deposit was applied to the payment of $128 million of principal plus $5 million of accrued interest upon maturity of the bonds.
As a result, for the three and nine months ended September 30, 2008, UniSource and TEP had a $128 million non-cash financing activity that affected recognized assets and liabilities but did not result in cash receipts or payments.
NOTE 14. REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The UniSource Energy and TEP condensed consolidated financial statements as of September 30, 2008, and for the three and nine months ended September 30, 2008, and 2007, have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their reports (dated November 7, 2008) are included on pages 1 and 2. The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their reports on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for their reports on the unaudited financial information because neither of those reports is a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UniSource Energy and its three primary business segments and includes the following:
•	outlook and strategies,
•	operating results during the third quarter and nine months ended September 30, 2008 compared with the same periods in 2007,
•	factors which affect our results and outlook,
•	liquidity, capital needs, capital resources, and contractual obligations,
•	dividends, and
•	critical accounting estimates.
Management’s Discussion and Analysis should be read in conjunction with UniSource Energy and TEP’s 2007 Annual Report on Form 10-K and with the Comparative Condensed Consolidated Financial Statements, beginning on page 3, which present the results of operations for the three and nine months ended September 30, 2008 and 2007. Management’s Discussion and Analysis explains the differences between periods for specific line items of the Comparative Condensed Consolidated Financial Statements.
References in this report to “we” and “our” are to UniSource Energy and its subsidiaries, collectively.
UNISOURCE ENERGY CONSOLIDATED
OVERVIEW OF CONSOLIDATED BUSINESS
UniSource Energy is a holding company that has no significant operations of its own. Operations are conducted by UniSource Energy’s subsidiaries, each of which is a separate legal entity with its own assets and liabilities. UniSource Energy owns the outstanding common stock of TEP, UniSource Energy Services, Inc. (UES), Millennium Energy Holdings, Inc. (Millennium), and UniSource Energy Development Company (UED). We conduct our business in three primary business segments — TEP, UNS Gas and UNS Electric.
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
Millennium has existing investments in unregulated businesses that represent 2% of UniSource Energy’s total assets as of September 30, 2008; no new investments are planned at Millennium. UED facilitated the expansion of the Springerville Generating Station and developed the Black Mountain Generating Station (BMGS), a natural gas-fired combustion turbine in Northern Arizona that, through a power sales agreement, is providing energy to UNS Electric.
OUTLOOK AND STRATEGIES
Our financial prospects and outlook for the next few years will be affected by many competitive, regulatory and economic factors. Our plans and strategies include the following:
•	Obtain ACC approval of a rate increase for TEP, effective on or before January 1, 2009, that resolves the uncertainty surrounding TEP’s rates for generation service after 2008, while providing adequate revenues to cover the rising cost of serving TEP’s customers and preserving TEP’s benefits under the 1999 Settlement Agreement;
•	File requests for, and obtain ACC approval of, rate increases for UNS Gas and UNS Electric to provide adequate revenues to cover the rising cost of providing service to their customers;

•	Ensure UniSource Energy continues to have adequate liquidity by maintaining sufficient lines of credit and regularly reviewing and adjusting UniSource Energy’s short-term investment strategies in response to market conditions;
•	Efficiently manage our generation, transmission and distribution resources and seek ways to control our operating expenses while maintaining and enhancing reliability, safety and profitability;
•	Diversify TEP’s portfolio of generating and purchased power resources, along with programs to expand renewable energy sources and demand side management, to meet retail energy demand and respond to wholesale market opportunities;
•	Expand UNS Electric’s portfolio of generating and purchased power resources to meet retail energy demand;
•	Enhance the value of existing generation assets by working with SRP to support the construction of Springerville Unit 4;
•	Enhance the value of TEP’s transmission system while continuing to provide reliable access to generation for TEP and UNS Electric’s retail customers and market access for all generating assets;
•	Continue to develop synergies between UNS Gas, UNS Electric and TEP;
•	Improve UniSource Energy’s and TEP’s ratio of common equity to total capitalization; and
•	Promote economic development in our service territories.
Capital expenditures for the nine months ended September 30, 2008 were $209 million for TEP and $256 million for UniSource Energy on a consolidated basis. We expect capital expenditures for the full year 2008 to be approximately $280 million for TEP and approximately $350 million for UniSource Energy on a consolidated basis.
In our 2007 Form 10-K, we estimated TEP and UniSource Energy’s consolidated 2008 capital expenditures to be $307 million and $393 million, respectively. As a result of various factors, including moderated customer growth, we revised our estimated capital expenditures for 2008 below the projections reported in our 2007 Form 10-K.
Economic Conditions
As a result of general economic conditions, retail customer growth, and energy usage by residential and commercial customers at UniSource Energy’s utility subsidiaries is below the average levels experienced in prior periods. From 2003 to 2007, customer growth in UniSource Energy’s utility service territories averaged 2% per year for TEP, and 3% per year for UNS Gas and UNS Electric. During the three and nine month periods ended September 30, 2008, UniSource Energy’s results were impacted by slower retail customer growth and lower energy usage by residential and commercial customers. TEP experienced retail customer growth of approximately 1% and UES experienced retail customer growth of less than 1% for the twelve month period ending September 30, 2007. UniSource Energy’s future results of operations may continue to be impacted by weakening economic conditions. While we cannot predict when customer growth will return to historic levels, we expect customer growth to be approximately 1% during the next 18 months.
To date, UniSource Energy and its subsidiaries have not been materially impacted by conditions in the financial markets. Our banking relationships remain stable. UniSource Energy and its subsidiaries have access to $280 million of revolving credit facilities, of which $197 million was unused as of November 4, 2008, which we believe is sufficient to meet current operating, capital and financing needs. UniSource Energy, TEP, UNS Gas and UNS Electric have not experienced, nor do they expect to experience, any difficulties obtaining funding under their respective revolving credit facilities. None of these credit facilities have any bankrupt financial institutions as lenders, and no lenders in the bank groups have refused to fund when requested.

UniSource Energy and its subsidiaries are also subject to interest rate risk on variable rate revolving credit facility borrowings and outstanding long-term variable rate debt. See Liquidity and Capital Resources, Interest Rate Risk; Tucson Electric Power, Liquidity and Capital Resources, Interest Rate Risk; UNS Gas, Liquidity and Capital Resources, Interest Rate Risk; and UNS Electric, Liquidity and Capital Resources, Interest Rate Risk below.
Neither UniSource Energy nor any of its subsidiaries have any scheduled long-term debt maturities until 2011 when $50 million of unsecured notes mature at UNS Gas. The UniSource Energy and TEP Credit Agreements and the UNS Gas/UNS Electric Revolver also expire in 2011. UniSource Energy is required to make principal payments on an amortizing term loan, totaling $6 million per year. See UniSource Energy Credit Agreement, below.
As of November 4, 2008, TEP, UNS Electric and UNS Gas did not have any material power or gas trading exposure to financially distressed counter parties. We cannot predict whether in the future our financial condition or results of operations will be impacted by current economic conditions or liquidity concerns in the financial markets. See Liquidity and Capital Resources, below.
TEP, UNS Gas and UNS Electric maintain noncontributory, defined benefit pension plans for substantially all regular employees and certain affiliate employees. Benefits are based on years of service and the employee’s average compensation. TEP, UNS Gas and UNS Electric fund the plans by contributing at least the minimum amount required under Internal Revenue Service regulations. Additionally, we provide supplemental retirement benefits to certain employees whose benefits are limited by Internal Revenue Service benefit or compensation limitations.
The pension assets are invested in a diversified portfolio of domestic and international equity securities, fixed income securities, real estate and alternative investments. As of October 31, 2008, the total value of the pension assets was approximately $141 million, compared with $190 million as of December 31, 2007. The company’s projected benefit obligation at December 31, 2007 was $209 million and will be updated as of December 31, 2008, the next measurement date for the pension plans. Due to the recent decline in the plan total asset value, 2009 funding requirements are expected to be greater than the $10 million annual contribution that we funded in 2008.
RESULTS OF OPERATIONS
Executive Overview
Third Quarter of 2008 Compared with the Third Quarter of 2007
UniSource Energy reported a net loss of $11 million in the third quarter of 2008 compared with net income of $25 million in the third quarter of 2007.
The decrease in UniSource Energy’s net income in the third quarter of 2008 is due primarily to: a $30 million provision for revenue subject to refund at TEP, partially offset by a $26 million decrease in amortization of the Transition Recovery Asset (TRA); higher fuel costs at TEP due in part to a provision for the settlement of certain mining costs at the Navajo Generating Station (Navajo), as well as unrealized losses on gas hedges; increased purchased power costs at TEP partially related to plant outages; lower retail sales at TEP due to mild weather and general economic conditions and higher maintenance costs at TEP’s generating plants. See Tucson Electric Power Company, Results of Operations, below.
Nine Months Ended September 2008 Compared with the Nine Months Ended June 2007
UniSource Energy recorded a net loss of $9 million in the first nine months of 2008 compared with net income of $42 million in the same period last year. The decrease in UniSource Energy’s net income in the first nine months of 2008 is due primarily to: a $44 million provision for revenue subject to refund at TEP, partially offset by a $36 million decrease in TRA amortization; higher coal-related fuel expense at TEP; higher purchased power costs at TEP due partially to plant outages in the first and third quarters of 2008; lower retail sales at TEP due to mild weather and general economic conditions; and a decrease in gains on the sale of SO2 emissions allowances. See Tucson Electric Power Company, Results of Operations, below.
CONTRIBUTION BY BUSINESS SEGMENT
The table below shows the contributions to our consolidated after-tax earnings by our three business segments, as well as Other net income (loss).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	-Millions of Dollars-		-Millions of Dollars-
TEP	$(12)	$26	$(15)	$39
UNS Gas	(1)	(2)	5	1
UNS Electric	3	3	4	5
Other (1)	(1)	(2)	(3)	(3)

Consolidated Net Income	$(11)	$25	$(9)	$42

(1)	Includes: UniSource Energy parent company expenses; UniSource Energy parent company interest expense (net of tax) on the UniSource Convertible Senior Notes and on the UniSource Credit Agreement; income and losses from UED; and income and losses from Millennium investments.

LIQUIDITY AND CAPITAL RESOURCES
UniSource Energy Consolidated Cash Flows

Nine Months Ended September 30,	2008	2007
	-Millions of Dollars-
Cash provided by (used in):
Operating Activities	$187	$204
Investing Activities	(359)	(153)
Financing Activities	152	(95)
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
Liquidity
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

			Borrowings		Amount Available
	Cash and Cash		under Revolving		under Revolving
Balances as of November 4, 2008	Equivalents		Credit Facility		Credit Facility
	-Millions of Dollars-
UniSource Energy stand-alone	$3		$42		$28
TEP	39		11		139
UNS Gas	18		10	(1)	35	(2)
UNS Electric	10		20	(1)	25	(2)
Other	7	(3)	—		—

Total	$77		$83

(1)	Includes $10 million of LOCs for UNS Gas and $12 million for UNS Electric.

(2)	Either UNS Gas or UNS Electric may borrow up to a maximum of $45 million, but the total combined amount borrowed cannot exceed $60 million.

(3)	Includes cash and cash equivalents at UED and Millennium.
Short-term Investments
UniSource Energy has a short-term investment policy which governs the investment of excess cash balances by UniSource Energy and its subsidiaries. We review this policy periodically in response to market conditions to adjust, if necessary, the maturities and concentrations by investment type and issuer in the investment portfolio. As of September 30, 2008, UniSource Energy’s short-term investments consisted of highly-rated and liquid money market funds, commercial paper, and overnight repurchase agreements. These short-term investments are classified as Cash and Cash Equivalents on the Balance Sheet.

Access to Revolving Credit Facilities
UniSource Energy, TEP, UNS Gas and UNS Electric are each party to a revolving credit agreement with a group of lenders, which is available to be used for working capital purposes. Each of these agreements is a committed facility and expires in August 2011. The TEP and UNS Gas/UNS Electric Credit Agreements may be used for revolving borrowings, as well as to issue letters of credit. TEP, UNS Gas and UNS Electric each issue letters of credit from time to time to provide credit enhancement to counterparties for their power or gas procurement and hedging activities. The UniSource Energy Credit Agreement may be used only for revolver borrowings.
UniSource Energy, TEP, UNS Gas and UNS Electric have not experienced, nor do they expect to experience, any difficulties in obtaining funding under their respective revolving credit facilities when required. None of these credit facilities have any bankrupt financial institutions as lenders, and no lenders in the bank groups have refused to fund when requested.
UniSource Energy and its subsidiaries believe that they have sufficient liquidity under their revolving credit facilities to meet their short-term working capital needs and to provide credit enhancement as may be required under their respective energy procurement and hedging agreements. See Item 3. Qualitative and Quantitative Disclosures about Market Risk, Credit Risk, below.
Executive Overview
Operating Activities
In the first nine months of 2008, net cash flows from operating activities were $16 million lower than the same period in 2007. The decrease is due primarily to payments for increased fuel and purchased power costs and operations and maintenance activities, partially offset by a tax refund, higher wholesale sales receipts, lower income taxes paid and lower interest costs paid in the first nine months of 2008.
Investing Activities
Net cash used for investing activities was $206 million higher in the first nine months of 2008 compared with the same period in 2007, due to a $133 million temporary deposit made with the trustee of maturing bonds at TEP and an increase in capital expenditures. The temporary deposit was applied by the trustee to TEP’s bonds that matured on August 1, 2008. Capital expenditures were $74 million higher in the first nine months of 2008 due primarily to utility system improvements and completion of BMGS.
Financing Activities
Net cash flows from financing activities were $247 million higher in the first nine months of 2008 compared with the same period in 2007. In March and June of 2008, The Industrial Development Authority of Pima County (Pima Authority) issued, for the benefit of TEP, approximately $91 million and $130 million, respectively, of tax-exempt industrial development revenue bonds (IDBs). Also in August 2008, UNS Electric issued $100 million of long-term debt to refinance a $60 million debt maturity and to pay down borrowings on its revolving credit facility. This increase in cash flows was offset by: TEP’s retirement of $138 million of collateral trust bonds; and higher scheduled payments on capital lease obligations by TEP.
Liquidity Outlook
Neither UniSource Energy nor any of its subsidiaries have any long-term debt maturities until 2011 when $50 million of unsecured notes mature at UNS Gas. The UniSource Energy and TEP Credit Agreements and the UNS Gas/UNS Electric Revolver also expire in 2011. UniSource Energy is required to make principal payments on an amortizing term loan, totaling $6 million per year. See UniSource Energy Credit Agreement, below.
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
On August 11, 2008, UNS Electric had long-term debt maturities of $60 million which it retired with proceeds from UNS Electric’s new $100 million long-term debt issued on August 7, 2008. On August 7, 2008, UNS Electric used a portion of the proceeds to repay its outstanding borrowings under the UNS Gas/UNS Electric Revolver and for general corporate purposes. See UNS Electric, Liquidity and Capital Resources, Bond Issuances, below.
For more information concerning liquidity and capital resources, see Tucson Electric Power Company, Liquidity and Capital Resources, below, UNS Gas, Liquidity and Capital Resources, UNS Electric, Liquidity and Capital Resources, and Other Non-Reportable Segments, Liquidity and Capital Resources, below.
UniSource Energy Credit Agreement
The UniSource Credit Agreement consists of a $30 million amortizing term loan facility and a $70 million revolving credit facility and matures in 2011. At September 30, 2008, there was $17 million outstanding under the term loan facility and $42 million outstanding under the revolving credit facility at a weighted average interest rate of 4.00%.
The UniSource Credit Agreement restricts additional indebtedness, liens, mergers, sales of assets, and certain investments and acquisitions. We must also meet: (1) a minimum cash flow to debt service coverage ratio for UniSource Energy on a standalone basis and (2) a maximum leverage ratio on a consolidated basis. As a result of higher than expected fuel and purchased power costs, in September 2008, UniSource Energy amended the UniSource Credit Agreement to provide more flexibility to meet the leverage ratio test for the next four calendar quarters, ending June 30, 2009. The leverage ratio is calculated as the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). As of September 30, 2008, UniSource Energy was in compliance with the terms of its credit agreement.
Interest Rate Risk
UniSource Energy is subject to interest rate risk resulting from changes in interest rates on its borrowings under the revolving credit facility. The interest paid on revolving credit borrowings is variable. Given the recent volatility in interest rates, UniSource Energy may be required to pay higher rates of interest on borrowings under its revolving credit facility. See Item 3. Qualitative and Quantitative Disclosures about Market Risk, Credit Risk, below.
Convertible Senior Notes
UniSource Energy has outstanding $150 million of 4.50% Convertible Senior Notes due 2035. Each $1,000 of Convertible Senior Notes is convertible into 26.943 shares of our Common Stock at any time, representing a conversion price of approximately $37.06 per share of our Common Stock, subject to adjustments. The closing price of UniSource Energy’s Common Stock was $27.36 on November 4, 2008.
Guarantees and Indemnities
In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees at September 30, 2008 were:
•	UES’ guarantee of senior unsecured notes issued by UNS Gas ($100 million) and UNS Electric ($100 million);
•	UES’ guarantee of the $60 million UNS Gas/UNS Electric Revolver; and
•	UniSource Energy’s guarantee of approximately $2 million in building lease payments for UNS Gas.
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
Contractual Obligations
The following chart displays UniSource Energy’s consolidated contractual obligations by maturity and by type of obligation as of September 30, 2008.

UniSource Energy’s Contractual Obligations
-Millions of Dollars-
	Three
	Months
	Ended					2013
Payment Due in Years	December 31,					and
Ending December 31,	2008	2009	2010	2011	2012	after	Other	Total
Long Term Debt
Principal(1)	$2	$6	$6	$572	$—	$745	$—	$1,331
Interest(2)	8	60	61	58	45	653	—	885
Capital Lease Obligations(3):
Springerville Unit 1(4)	—	30	57	83	85	231	—	486
Springerville Coal Handling	—	15	17	19	23	55	—	129
Sundt Unit 4	—	13	14	—	—	—	—	27
Springerville Common	1	5	5	5	10	134	—	160
Operating Leases	1	2	2	1	—	2	—	8
Purchase Obligations(5):
Coal and Rail Transportation(6)	22	99	78	44	37	216	—	496
Purchase Power(7)	24	133	52	19	13	16	—	257
Electric Generating Turbines	2	1	—	—	—	—	—	3
Transmission	1	5	5	3	2	7	—	23
Gas(8)	31	110	119	25	7	26	—	318
Other Long-Term Liabilities(9):
Pension & Other Post Retirement Obligations(10)	2	5	5	6	6	32	—	56
San Juan Pollution Control Equipment(11)	17	18	—	—	—	—	—	35
Acquisition of Springerville Coal Handling and Common Facilities(12)	—	—	—	—	—	226	—	226
Unrecognized Tax Benefits(13)	—	—	—	—	—	—	16	16

Total Contractual Cash Obligations	$111	$502	$421	$835	$228	$2,343	$16	$4,456

(1)	Includes quarterly principal payments due on the term loan facility in UniSource Energy’s Credit Agreement and amounts outstanding under the UniSource Energy and UNS Electric revolving credit facilities. TEP’s variable rate IDBs are backed by letters of credit issued pursuant to TEP’s Credit Agreement, which expires in August 2011, and TEP’s 2008 Letter of Credit Facility, which expires in April 2011. Although the variable rate IDBs mature between 2018 and 2029, the above maturity reflects a redemption or repurchase of such bonds in 2011 as though the letters of credit terminate without replacement upon expiration in 2011.

(2)	Includes letter of credit and remarketing fees on variable rate debt. The interest rates for variable rate debt are estimated using Eurodollar futures rates for an approximation of LIBOR. For variable rate IDBs, a discount is applied to estimated LIBOR based on the historical discount the IDBs have had to LIBOR. Excludes interest on revolving credit facilities.

(3)	Beginning with commercial operation of Springerville Unit 3 in September 2006, Tri-State is reimbursing TEP for various operating costs related to the common facilities on an ongoing basis, including 14% of the Springerville Common Lease payments and 17% of the Springerville Coal Handling Facilities Lease payments. Similar reimbursement obligations are required after Springerville Unit 4 is constructed. TEP remains the obligor under these capital leases. Capital Lease Obligations do not reflect any reduction associated with this reimbursement.

(4)	Annual payments under the Springerville Unit 1 lease vary in accordance with the amortization schedules of the debt underlying the capital lease, with significantly larger principal payments occurring in 2011 and 2012.

(5)	Purchase obligations reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable. The total amount paid under these contracts depends on the quantity purchased and transported. TEP and UES’ requirements are expected to be in excess of these minimums. UniSource Energy has excluded open purchase orders expected to be fulfilled in 2009.

(6)	On average, TEP expects to spend $214 million annually for the purchase and transportation of coal through 2012.

(7)	Includes TEP and UNS Electric’s forward power purchases.

(8)	Amounts include TEP, UNS Gas, and UNS Electric’s fixed price forward gas purchases and firm transportation agreements. Incremental gas purchases are excluded as prices and volumes vary. Amounts also exclude swap agreements which are marked to market on a monthly basis and do not include any minimum payment obligation.

(9)	Excludes TEP’s liability for final environmental reclamation at the coal mines which supply the San Juan and Four Corners as the timing of payment has not been determined. TEP estimates its undiscounted final reclamation liability is $45 million at these remote generating stations with reclamation beginning in 2028. See Note 7. Also excludes asset retirement obligations expected to occur through 2066.

(10)	These obligations represent TEP’s expected postretirement benefit costs to cover medical and life insurance claims as determined by the plans’ actuaries. TEP and UES do not know and have not included pension contributions beyond 2008 due to the significant impact that returns on plan assets and changes in discount rates might have on such amounts. TEP funds the postretirement benefit plan on a pay-as-you-go basis.

(11)	These obligations represent TEP’s share of the cost of new pollution control equipment based on its ownership of San Juan. Under a settlement agreement signed in March 2005 with the New Mexico Environmental Department and environmental activist groups, the co-owners of San Juan will install new technology at the generating station to reduce mercury, particulate matter, NOx, and SO2 emissions. In addition, TEP’s share of increased operating and maintenance costs associated with the new technologies is expected to be approximately $1 million per year over the next 10 years.

(12)	TEP has agreed with the owners of Springerville Units 3 and 4 that, upon expiration of the Springerville Coal Handling Facilities and Common Leases, TEP will exercise its fixed price purchase option under such lease and acquire the leased facilities. The fixed prices to acquire such facilities will be $120 million in 2015, $38 million in 2017, and $68 million in 2021. Upon such acquisitions by TEP, each of the owners of Springerville Unit 3 and Unit 4 have the obligation to purchase from TEP a 17% interest in the Springerville Coal Handling Facilities and a 14% interest in the Springerville Common Facilities.

(13)	As a result of adopting FIN 48 on January 1, 2007, TEP recorded a liability for uncertain tax positions. At September 30, 2008, TEP’s liability totals $16 million. TEP is unable to estimate when its liability for uncertain tax positions will be settled.
The total amount paid under these contracts depends on the quantity purchased and/or transported. TEP, UNS Electric and UNS Gas requirements are expected to be in excess of these minimums.

Dividends on Common Stock
The following table shows the dividends declared to UniSource Energy shareholders for 2008:

			Dividend Amount Per Share
Declaration Date	Record Date	Payment Date	of Common Stock
February 27, 2008	March 10, 2008	March 21, 2008	$0.24
May 1, 2008	May 13, 2008	May 27, 2008	$0.24
August 15, 2008	August 25, 2008	September 5, 2008	$0.24
Income Tax Position
At September 30, 2008, UniSource Energy and TEP had, for federal and state income tax filing purposes: AMT credit carryforward amounts of $48 million and $33 million, respectively; and a $2 million Capital Loss carryforward at UniSource Energy.
TUCSON ELECTRIC POWER COMPANY
RESULTS OF OPERATIONS
The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis. The following discussion relates to TEP’s utility operations, unless otherwise noted.
Three Months Ended September 30
TEP recorded a net loss of $12 million in the third quarter of 2008 compared with net income of $26 million in the same period last year. The following factors contributed to the decrease in earnings:
•	A $6 million decrease in total operating revenues due to:
•	a $7 million decrease in retail revenues due to mild summer weather and a weakening local economy;

•	a $30 million provision for revenue subject to refund equivalent to the Fixed CTC revenue that was collected from customers when the TRA was fully amortized in early May 2008;

•	a $27 million increase in wholesale revenues due to increased short-term wholesale activity and related purchased power volumes, lower retail demand resulting in an increase in the availability of energy to sell into the wholesale market and an increase in the market price of wholesale power. Wholesale sales volumes increased by 14% and the average price per MWh of wholesale power sold increased by 37%; and

•	a $4 million increase in other revenues due primarily to fees and reimbursements received for fuel and O&M costs related to Springerville Units 3 and 4.
•	An increase of $59 million in fuel and purchased power expense due to:
•	a $17 million increase in fuel expense due to higher coal-related expenses, including a $9 million provision for a settlement related to mining costs at Navajo, and a $7 million increase in unrealized losses on gas hedges;

•	a $42 million increase in purchased power expense. Purchased power volumes increased by 33% as a result of higher short-term wholesale sales activity, while the average price paid per MWh increased by 30% due to higher market prices.

Other factors impacting the comparability of third quarter 2008 results with 2007 include:
•	a $21 million increase in O&M expense due to: a $7 million increase in generating plant maintenance, due primarily to non-recurring projects at San Juan and Springerville; a $3 million increase in O&M related to Springerville Units 3 and 4, which is reimbursed to TEP by the owners of those units and recorded in other revenues; a $3 million decrease in pre-tax gains from the sale of excess SO2 Emission Allowances which is recorded as an offset to O&M; increased transmission expense; and general cost pressures resulting from inflation and other economic factors;
•	a $26 million decrease in the amortization of TEP’s TRA. The TRA was fully amortized in May 2008; and
•	a $4 million decrease in total interest expense resulting primarily from lower balances on capital lease obligations.
In the third quarters of 2008 and 2007, the net pre-tax benefit recognized by TEP related to Springerville Units 3 and 4 for operating fees and contributions toward common facility costs was $3 million and $4 million, respectively.
Nine Months Ended September 30
TEP recorded a net loss of $15 million in the first nine months of 2008 compared with net income of $39 million in the same period last year. The following factors contributed to the decrease:
•	A $29 million increase in total operating revenues due to:
•	a $9 million decrease in retail revenues due to mild summer weather and a weakening local economy;

•	a $44 million provision for revenue subject to refund equivalent to the Fixed CTC revenue that was collected from customers when the TRA was fully amortized in early May 2008;

•	a $68 million increase in wholesale revenues due to increased short-term wholesale activity and related purchased power volumes, lower retail demand resulting in an increase in the availability of energy to sell into the wholesale market and an increase in the market price of wholesale power. Wholesale sales volumes increased 23% and the average price per MWh of wholesale power sold increased by 21%; and

•	a $14 million increase in other revenues due primarily to fees and reimbursements received for fuel and O&M costs related to Springerville Units 3 and 4.
•	A $121 million increase in fuel and purchased power due to:
•	a $25 million increase in fuel expense due to increased coal costs, including a $9 million provision for a settlement related to mining costs at Navajo, and a 24% increase in the average cost per kWh of gas-fired generation due to higher natural gas prices; and

•	a $96 million increase in purchased power expense. Purchased power volumes increased by 32% as a result of higher wholesale sales activity and replacement power purchases during the first and third quarters. The average price paid per MWh increased by 38% due to higher market prices for wholesale energy.
Other factors impacting the comparability of results for the first nine months of 2008 with the same period in 2007 include:
•	a $34 million increase in O&M expense due to: an $11 million increase in O&M related to Springerville Units 3 and 4, which is reimbursed to TEP by the owners of those units and recorded in other revenues; an increase in generation plant maintenance of $9 million; a $9 million decrease in pre-tax gains from the sale of excess SO2 Emission Allowances which is recorded as an offset to O&M; increased transmission expense; and general cost pressures resulting from inflation and other economic factors;
•	a $5 million increase in depreciation and amortization expense due to additions to plant in service;
•	a $36 million decrease in the amortization of TEP’s TRA. In May 2008, the TRA was fully amortized; and
•	a $10 million decrease in total interest expense resulting primarily from lower balances on capital lease obligations.

In the first nine months of 2008 and 2007, the net pre-tax benefit recognized by TEP related to Springerville Units 3 and 4 for operating fees and contributions toward common facility costs was $9 million in each period.
TEP kWh Sales and Revenues

TEP	Sales		Operating Revenue
Three Months Ended September 30,	2008	2007	2008	2007
	-Millions of kWh-		-Millions of Dollars-
Electric Retail Sales:
Residential	1,361	1,436	$128	$135
Commercial	613	620	64	65
Industrial	655	671	49	49
Mining	272	244	14	12
Public Authorities	65	66	5	5

Total Electric Retail Sales	2,966	3,037	$260	$266

Provision for Revenue Subject to Refund	—	—	(30)	—

Net Electric Retail Sales	2,966	3,037	$230	$266

Electric Wholesale Sales Delivered:
Long-term Contracts	253	272	15	15
Other Sales	652	525	54	28
Transmission	—	—	4	4

Total Electric Wholesale Sales	905	797	73	47

Total Electric Sales	3,871	3,834	$303	$313

	2008	2007
Weather Data:
Cooling Degree Days
Three Months Ended September 30	875	1,010
10-Year Average for the third quarter	935	942

TEP	Sales		Operating Revenue
Nine Months Ended September 30,	2008	2007	2008	2007
	-Millions of kWh-		-Millions of Dollars-
Electric Retail Sales:
Residential	3,078	3,209	$281	$293
Commercial	1,570	1,575	163	164
Industrial	1,740	1,798	127	129
Mining	815	727	41	36
Public Authorities	193	188	15	14

Total Electric Retail Sales	7,396	7,497	$627	$636

Provision for Revenue Subject to Refund	—	—	(44)	—

Net Electric Retail Sales	7,396	7,497	$583	$636

Electric Wholesale Sales Delivered:
Long-term Contracts	823	812	43	42
Other Sales	2,186	1,645	154	86
Transmission	—	—	12	11

Total Electric Wholesale Sales	3,009	2,457	209	139

Total Electric Sales	10,405	9,954	$792	$775

	2008	2007
Weather Data:
Cooling Degree Days
Nine Months Ended September 30,	1,295	1,477
10-Year Average for Nine Months Ended September 30,	1,392	1,383

Mark-to-Market Adjustments
The table below summarizes the net unrealized gains (losses) on TEP’s forward sales and purchases of power and natural gas. Amounts for 2008 are based on the market price of power and natural gas as of September 30, 2008.

	Three Months		Nine Months
Mark-to-Market Transactions — Unrealized Gain (Loss)	Ended September 30,		Ended September 30,
Recorded in Earnings	2008	2007	2008	2007
	-Millions of Dollars-
Recorded in Wholesale Sales:
Forward Power Sales	$28	$1	$13	$7
Forward Power Purchases	(28)	—	(14)	(7)
Forward Power Purchases Recorded in Purchased Energy	1	(1)	(1)	—
Forward Gas Price Swaps Recorded in Fuel	(7)	—	(3)	—

Total Pre-Tax Unrealized Gain (Loss)	$(6)	$—	$(5)	$—

Operating Expenses
Fuel and Purchased Power Expense

	Generation and
TEP	Purchased Power		Expense
Three Months Ended September 30,	2008	2007	2008	2007
	-Millions of kWh-		-Millions of Dollars-
Coal-Fired Generation
Four Corners	213	210	$4	$3
Navajo	351	331	15	6
San Juan	550	628	12	14
Springerville	1,450	1,584	25	26
Sundt Unit 4	210	197	8	7

Total Coal-Fired Generation	2,774	2,950	64	56

Gas-Fired Generation
Luna	190	236	12	10
Other Gas Units	115	175	14	15

Total Gas-Fired Generation	305	411	26	25

Realized (Gains) / Losses on Gas Hedges	—	—	8	8
Unrealized (Gains) / Losses on Gas Hedges	—	—	7	—

Net Gas-Fired Generation	305	411	41	33

Solar and Other	2	1	—	—

Total Generation (1)	3,081	3,362	105	89

Total Purchased Power	1,086	818	100	58

Total Resources	4,167	4,180	$205	$147

Less Line Losses and Company Use	(296)	(346)

Total Energy Sold	3,871	3,834

(1)	Fuel expense in the third quarters of 2008 and 2007 excludes $1 million related to Springerville Unit 3; these expenses are reimbursed by Tri-State and recorded in Other Revenue.
Coal-fired generation decreased by 6% compared with the third quarter of 2007, due to an unplanned outage at Springerville Unit 1 and a planned maintenance outage at San Juan Unit 1. Coal-related fuel expense increased by $8 million, or 14%, due primarily to a $9 million settlement related to mining-related costs at Navajo. See Coal Supply, below.
Gas-fired generation decreased by 26% due primarily to lower retail kWh sales; however, gas-related fuel expense increased by $8 million, due primarily to unrealized losses of $7 million in the third quarter of 2008 related to gas hedges. Higher market prices for natural gas contributed to a 39% increase in the average cost per kWh generated by TEP’s gas-fired fleet during the third quarter of 2008 compared with the same period last year.

Power purchases increased 33% compared with the third quarter of 2007. The higher purchased power volume is due primarily to higher short-term wholesale sales activity and a decrease in coal-fired generation caused by plant outages. Higher market prices for wholesale energy contributed to a 30% increase in the cost per kWh purchased. The $42 million increase in purchased power expense is partially offset by higher revenues from short-term wholesale sales.

	Generation and
TEP	Purchased Power		Expense
Nine Months Ended September 30,	2008	2007	2008	2007
	-Millions of kWh-		-Millions of Dollars-
Coal-Fired Generation
Four Corners	496	510	$8	$9
Navajo	979	948	27	16
San Juan	1,681	1,759	45	42
Springerville	4,330	4,388	74	73
Sundt Unit 4	585	558	21	18

Total Coal-Fired Generation	8,071	8,163	175	158

Gas-Fired Generation
Luna	543	586	37	30
Other Gas Units	179	255	26	24

Total Gas-Fired Generation	722	841	63	54

Realized (Gains) / Losses on Gas Hedges	—	—	3	8
Unrealized (Gains) / Losses on Gas Hedges	—	—	3	—

Net Gas-Fired Generation	722	841	69	62

Solar and Other	6	6	—	—

Total Generation (1)	8,799	9,010	244	220

Purchased Power	2,341	1,772	211	115

Total Resources	11,140	10,782	$455	$335

Less Line Losses and Company Use	(735)	(828)

Total Energy Sold	10,405	9,954

(1)	Fuel expense in the first nine months of 2008 and 2007 excludes $4 million related to Springerville 3; these expenses are reimbursed by Tri-State and recorded in Other Revenue.
Coal-fired generation decreased by 1% compared with the first nine months of 2007, due to lower coal plant availability during the first and third quarters. Coal-related fuel expense increased by $17 million, or 11%, due primarily to higher mining-related costs at Navajo and San Juan, and increased coal costs at Sundt Unit 4. See Coal Supply, below.
Gas-fired generation decreased by 14% due primarily to mild weather in the second and third quarters of 2008. Gas-related fuel expense was $7 million, or 11%, higher than the same period last year due in part to higher market prices for natural gas. The average cost per kWh generated by TEP’s gas-fired fleet for the nine months ended September 30, 2008, increased 24% compared with the same period last year.
Power purchases increased 32% compared with the first nine months of 2007, leading to a $96 million increase in purchased power expense. The higher purchased power volume and expense is due primarily to higher short-term wholesale sales activity, replacement power purchases resulting from lower coal plant availability and an average increase in cost per kWh purchased of 39%. Higher purchased power costs are partially offset by an increase in revenues from short-term wholesale sales.

Costs per kWh
The table below summarizes TEP’s cost per kWh generated or purchased, before unrealized mark-to-market gains or losses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	-cents per kWh-		-cents per kWh-
Coal	2.31	1.90	2.17	1.94
Gas	11.15	8.03	9.14	7.37
Purchased Power	9.21	7.09	9.01	6.49
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
Proposed Settlement Agreement
On May 29, 2008, a settlement agreement (2008 Proposed Settlement Agreement) in TEP’s rate proceeding was filed with the ACC. Parties to the 2008 Proposed Settlement Agreement include ACC Staff, Arizonans for Electric Choice and Competition, Phelps Dodge Mining Company, Arizona Community Action Association, United States Department of Defense, Arizona Investment Council, International Brotherhood of Electric Workers Local 1116, Mesquite Power, LLC, Southwestern Power Group II, LLC, Bowie Power Station, LLC, Sempra Energy Solutions and Kroger. Hearings before an ACC administrative law judge (ALJ) concluded in July 2008.
On October 28, 2008, the ALJ issued an opinion that recommends that the ACC adopt the 2008 Proposed Settlement Agreement, with new rates effective on December 1, 2008. The ALJ made recommendations on two issues not addressed by the 2008 Proposed Settlement Agreement: (i) the effective date of the rate increase and (ii) the amount or treatment of true-up revenues. The ALJ recommended that the new rates become effective December 1, 2008 and that TEP be required to credit any true-up revenues (estimated to be approximately $59 million from May 2008 to November 30, 2008) to customers through the PPFAC. See True-Up Revenues, below.
The ALJ’s recommendation is subject to approval by the ACC. The ACC scheduled a special opening meeting on November 25, 2008 to deliberate and vote on the ALJ recommended opinion and order. TEP cannot predict the outcome of ACC proceeding.

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
The 2008 Proposed Settlement Agreement will also allow TEP to recover, over a nine-year period, approximately $9 million of costs related to the renegotiation in 2000 of a coal contract for the San Juan Generating Station.
The approval of the 2008 Proposed Settlement Agreement will cause TEP to be subject to the accounting provisions of FAS 71 for its generation operations, which, among other things, would cause TEP to record additional assets and recognize income of $11 million related to the ICRA and San Juan coal costs. As TEP applies FAS 71, other adjustments may be required.
•	Purchased Power and Fuel Adjustor Clause. The purchased power and fuel adjustor clause (PPFAC) will be effective starting January 1, 2009. The PPFAC allows recovery of demand charges and the cost of contracts for hedging fuel and purchased power costs. The PPFAC will consist of a forward component and a true-up component.
•	The forward component will be updated on April 1 of each year, starting in 2009. The forward component will be the forecasted fuel and purchased power costs for the 12-month period from April 1 to March 31, less the embedded base cost of fuel and purchased power of 2.9 cents per kWh. During this 12-month period, TEP will have the ability to request an adjustment to the forward component should an extraordinary event occur that causes a drastic change in forecasted fuel and purchased power costs.
•	The true-up component will reconcile any over/under collected amounts from the preceding 12-month period and will be credited to or recovered from customers in the subsequent year.
TEP will credit the following against the PPFAC: 100% of short-term wholesale revenues; 50% of the revenues from the sales of sulfur dioxide (SO2) emission allowances; and 10% of TEP’s positive wholesale trading profits.
Based on current market prices, the PPFAC charge could increase average residential customers’ bills by another 3 to 4 percent in 2009.

•	Renewable Energy and Demand-Side Management Adjustors. TEP’s new rates will include the Renewable Energy Standard Tariff (REST) adjustor mechanism approved by the ACC in April 2008. See Renewable Energy Standard and Tariff, below. A demand-side management (DSM) adjustor mechanism will provide initial funding of $6 million for DSM programs. TEP will file for ACC approval to reset the DSM adjustor rate by April 1 of each year.
•	Base Rate Increase Moratorium. TEP’s base rates will be frozen through December 31, 2012. TEP will be prohibited from submitting a base rate application before June 30, 2012. The test year to be used in TEP’s next base rate application must be no earlier than December 31, 2011. Notwithstanding the rate increase moratorium, base rates and adjustor mechanisms may be changed in emergency conditions which are beyond TEP’s control if the ACC concludes such changes are required to protect the public interest. TEP will not be precluded from seeking rate relief in the event of the imposition of a federal carbon tax or related federal carbon regulations.
•	1999 Settlement Agreement. All of TEP’s rights and claims under the 1999 Settlement Agreement would be waived if the proposed settlement agreement is approved by the ACC without any significant modifications.
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
True-up Revenues
According to a May 2007 ACC order, TEP’s current retail rates shall remain in effect, including the collection of an amount equal to the Fixed Competitive Transition Charge (CTC), until the effective date of a final order in the rate case proceeding. Under the 1999 Settlement Agreement, collection of the Fixed CTC terminated in May 2008 when the TRA balance was amortized to zero. The incremental revenues (true-up revenues) collected as a result of continuing to collect an amount equal to the Fixed CTC (estimated to be $65 million from May 2008 to December 31, 2008) shall accrue interest and shall be subject to refund or credit or other such mechanism to protect customers, as determined by the ACC.
As of September 30, 2008, TEP had collected $44 million of true-up revenues which were recorded as a provision for revenue subject to refund. TEP will continue to record the true-up revenues as a provision for revenue subject to refund until the ACC issues a final order that authorizes TEP to retain any incremental revenues. The opinion issued by the ALJ on October 28, 2008 recommends that the ACC credit all of the true-up revenues collected from May 2008 through November 30, 2008 (estimated to be approximately $59 million) to customers through the PPFAC. See Proposed Settlement Agreement, above.
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
As part of this proceeding, TEP has requested that FERC order El Paso to refund transmission charges paid by TEP during the pendency of this dispute proceeding. These refunds include $3.5 million paid to El Paso in 2006, $3 million paid to El Paso in 2007, $4 million in the first nine months of 2008, as well as any additional disputed transmission purchased prior to FERC issuing its final order. TEP expects FERC to issue its final order in fourth quarter of 2008.
TEP cannot predict the outcome of this proceeding.

Market Prices
As a participant in the Western U.S. wholesale power markets, TEP is directly and indirectly affected by changes in market conditions. The average market price for around-the-clock energy based on the Dow Jones Palo Verde Index was 25% higher in the third quarter of 2008 compared with the same period last year. The average price for natural gas based on the Permian Index was 59% higher than the third quarter of 2007. We cannot predict whether changes in various factors that influence demand and supply will cause prices to change for the remainder of 2008.

Average Market Price for Around-the-Clock Energy	$/MWh
Quarter ended September 30, 2008	$69
Quarter ended September 30, 2007	55

Nine months ended September 30, 2008	$71
Nine months ended September 30, 2007	53

Average Market Price for Natural Gas	$/MMBtu
Quarter ended September 30, 2008	$8.68
Quarter ended September 30, 2007	5.47

Nine months ended September 30, 2008	$8.47
Nine months ended September 30, 2007	6.13
Short-term and spot power purchase prices are also closely correlated to natural gas prices. Due to its increasing seasonal gas and purchased power usage, TEP hedges a portion of its total natural gas exposure from plant fuel and gas-indexed purchased power with fixed price contracts for a maximum of three years. TEP had approximately 30% of this exposure hedged for the 2009 peak season (June — September) at a weighted average price of $8.40 per MMBtu. TEP purchases its remaining gas fuel needs and purchased power in the spot and short-term markets.
Market prices may also affect TEP’s wholesale revenues. For the fourth quarter of 2008, TEP has sold forward approximately 209,000 MWh at an average price of $66 per MWh.
Coal Supply
In the third quarter of 2008, TEP entered into agreements for the purchase and transportation of coal to Sundt Unit 4 through 2009. The cost of coal and transportation under these agreements will increase approximately 24%, primarily due to higher coal costs. Based on these agreements, and increases at other coal-fired plants, we expect TEP’s total coal-related fuel expense across all of its plants to increase by approximately 5% or $12 million in 2009, compared with 2008.
Generating Plant Operating Performance
In February 2008, Springerville Unit 1 incurred a partial collapse of one of four scrubber modules. Structural inspections revealed that repairs were required on various scrubber modules on both Springerville Units 1 and 2. The generating capacity of Springerville Units 1 and 2 are 380 MW and 390 MW, respectively. During the inspection period in February and March 2008, the output of Springerville Units 1 and 2 was each reduced by 10-15 MW.
The repair work was completed on both units in May 2008. During the module repair process, the output from Springerville Unit 2 was reduced by 10 MW. A significant portion of the repair cost is expected to be covered by insurance.
On September 24, 2008, Springerville Unit 1 was taken out of service for 16 days due to a mechanical problem with the intermediate pressure turbine. The length of the outage was reduced due to the on-sight availability of spare turbine parts. The Springerville Unit 1 intermediate pressure turbine is scheduled to be replaced during a planned maintenance outage in early 2009. The outage cost an estimated $5 million, pre-tax. The cost includes replacement power costs, estimated lost wholesale sales opportunities and approximately $0.5 million of O&M expense to repair the unit.

Emission Allowances
TEP has SO2 Emission Allowances in excess of what is required to operate its generating units. The excess results primarily from a higher removal rate of SO2 emissions at Springerville Units 1 and 2 following recent upgrades to environmental plant components and related changes to plant operations. From time to time, TEP will sell a portion of its excess SO2 Emission Allowances. The table below summarizes sales of SO2 Emission Allowances made in 2007. TEP did not sell any SO2 Emission Allowances in the first or third quarters of 2008 and had no forward sales as of September 30, 2008.

Delivery	Allowances Sold	Pre-tax Gain
		-Millions-
2007
1st Quarter	2,500	$2
2nd Quarter	7,500	5
3rd Quarter	5,000	3
4th Quarter	7,000	5

Total 2007	22,000	$15

2008
2nd Quarter	4,000	1

Total 2008	4,000	$1

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
The following table sets forth, by level within the fair value hierarchy, TEP’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008. As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Tucson Electric Power
September 30, 2008
- Millions of Dollars -
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Investments (1)	$20	$12	$—	$32
Energy Contracts (2)	—	(6)	1	(5)
Deferred Compensation	—	(5)	—	(5)
Interest Rate Swap	—	(3)	—	(3)

Total	$20	$(2)	$1	$19

(1)	Level 1 investments are based on observable market prices and comprise of the fair value of Commercial Paper and Money Market Funds. Level 2 investments comprise of amounts held in mutual and money market funds related to deferred compensation and Supplemental Executive Retirement Plan benefits. The valuation is based on observable market prices, not traded in active markets.

(2)	Energy contracts include gas swap agreements (Level 2), forward power purchase and sales contracts (Level 3), and forward power purchase contracts indexed to gas (Level 3), entered into to take advantage of favorable market conditions and reduce exposure to energy price risk. The amounts include current and non-current assets and are net of current and non-current liabilities.

For the three months ended September 30, 2008, TEP recorded unrealized gains of $1 million in the Purchased Energy line of the income statement and unrealized gains of $5 million in Accumulated Other Comprehensive Income (AOCI) due to the change in the fair value of forward power purchase and sale contracts classified as Level 3 in the fair value hierarchy. TEP recorded in the nine months ended September 30, 2008, unrealized losses of $1 million in the Purchased Energy line of the income statement, unrealized losses of $1 million in the Wholesale Sales line of the income statement and unrealized gains of $3 million in AOCI. The changes in fair value were due to higher gas prices on gas-indexed forward power purchases.
TEP values its energy derivative contracts by obtaining market quotes for periods and delivery points where an active market exists. For both power and gas prices, TEP obtains quotes from brokers, major market participants, exchanges or industry publications. TEP primarily uses one set of quotations each for power and for gas, and then use the other sources as validation of those prices. The broker providing quotes for power prices states that the market information provided is indicative only, but believes it to be reflective of market conditions as of the time and date indicated.
TEP’s Level 3 derivatives include certain energy contracts where published prices are not readily available. These include contracts for delivery periods during non-standard time blocks, contracts for delivery during only a few months of a given year when prices are quoted only for the annual average, or contracts for delivery at illiquid delivery points. In these cases, TEP applies certain management assumptions to value such contracts. These assumptions include applying historical price curve relationships to calendar year quotes, applying percentage multipliers to value non-standard time blocks, including a combination of market credit default swap data and historical recovery rates for subordinated bonds and including adjustments for transmission and line losses to value contracts at illiquid delivery points. TEP reviews these assumptions on a quarterly basis.
Regional Haze
The EPA’s regional haze rules require emission controls known as Best Available Retrofit Technology (BART) for certain industrial facilities emitting air pollutants that reduce visibility. The operators of the Four Corners, Navajo, and San Juan generating stations submitted BART analyses in 2007 and early 2008. PNM, operator of San Juan, believes the controls being installed at San Juan as a result of the 2005 settlement agreement between PNM, environmental activist groups, and the New Mexico Environment Department (PNM Consent Decree) constitute BART and did not recommend installation of any additional pollution control equipment. The operators of the Four Corners and Navajo generating stations recommended installing certain additional pollution control equipment in their respective BART analyses. The level and cost of pollution control required, if any, will not be known until the plans are approved by the regulatory agencies. If required, controls would need to be in place by 2013 or later.
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

The table below shows TEP’s net cash flows after capital expenditures, scheduled debt payments and payments on capital lease obligations which are paid at the beginning of January and July:

Nine Months Ended September 30,	2008	2007
	-Millions of Dollars-
Net Cash Flows — Operating Activities (GAAP)	$187	$163
Amounts from Statements of Cash Flows:
Less: Capital Expenditures	(209)	(123)

Net Cash Flows after Capital Expenditures (non-GAAP)*	(22)	40
Amounts from Statements of Cash Flows:
Less: Retirement of Capital Lease Obligations	(74)	(71)
Plus: Proceeds from Investment in Lease Debt	25	28

Net Cash Flows after Capital Expenditures and Required Payments on Capital Lease Obligations (non-GAAP)*	$(71)	$(3)

Nine Months Ended September 30,	2008	2007
	-Millions of Dollars-
Net Cash Flows — Operating Activities (GAAP)	$187	$163
Net Cash Flows — Investing Activities (GAAP)	(313)	(97)
Net Cash Flows — Financing Activities (GAAP)	133	(75)
Net Cash Flows after Capital Expenditures (non-GAAP)*	(22)	40
Net Cash Flows after Capital Expenditures and Required Payments on Capital Lease Obligations (non-GAAP)*	$(71)	$(3)

*	Net Cash Flows after Capital Expenditures and Net Cash Flows after Required Payments, both non-GAAP measures of liquidity, should not be considered as alternatives to Net Cash Flows - Operating Activities, which is determined in accordance with GAAP as a measure of liquidity. We believe that Net Cash Flows after Capital Expenditures and Net Cash Flows after Required Payments provide useful information to investors as measures of TEP’s liquidity and ability to fund capital requirements, make required payments on capital lease obligations and pay dividends to UniSource Energy.
In the first nine months of 2008, TEP’s capital expenditures and payments on capital lease obligations exceeded operating cash flows by $71 million. The shortfall was initially funded with borrowings under TEP’s revolving credit facility. These revolving credit facility borrowings were repaid with proceeds from the issuance of the 2008 Pima A Bonds. See Bond Issuances, below.
Liquidity Outlook
As a result of growing capital expenditures, TEP may use its revolving credit facility on a more frequent basis. Other funding sources to meet the capital requirements could include the issuance of long-term debt as well as capital contributions from UniSource Energy. The need for external funding sources is partially dependent on the outcome of TEP’s rate proceedings. See Outlook and Strategies, Economic Conditions and UniSource Energy Liquidity and Capital Resources, Liquidity, Access to Revolving Credit Facilities, above for more information regarding the potential impact of current financial market conditions.
On August 1, 2008, $128 million of maturing TEP collateral trust bonds with a coupon of 7.5% were retired. TEP retired the maturing debt with the proceeds from the issuance of $130 million of IDBs in June 2008. See Financing Activities, Bond Issuances, below.
Operating Activities
In the first nine months of 2008, net cash flows from operating activities increased by $23 million compared with the same period in 2007. Net cash flows were impacted by:
•	a $36 million decrease in cash receipts from retail and wholesale electric sales, less fuel and purchased power costs, resulting from higher coal-related fuel costs, mild weather, general economic conditions and unplanned outages during the first quarter that limited wholesale sales opportunities;

•	a $13 million increase in cash receipts related to reimbursements received for the operation of Springerville Unit 3 and 4;

•	income tax refunds of $18 million;

•	an $8 million decrease in proceeds from the sale of excess SO2 emission allowances;

•	a $19 million decrease in total interest paid due to lower capital lease obligation balances; and

•	a $24 million decrease in income taxes paid due to lower taxable income and payments made last year for amended tax returns.
Investing Activities
Net cash used for investing activities was $216 million higher in the first nine months of 2008 compared with the same period last year primarily due to: an $86 million increase in capital expenditures due to the maintenance and growth of TEP’s utility system; and the deposit of $133 million by TEP with the trustee for the first collateral trust bonds that matured on August 1, 2008.
Financing Activities
Net cash proceeds from financing activities were $209 million higher in the first nine months of 2008 compared with the same period in 2007. The following factors contributed to the increase:
•	proceeds of $221 million received by TEP related to the issuance of tax-exempt IDB’s through the Pima County Industrial Development Authority;

•	a $14 million increase in net proceeds from borrowings under the TEP Revolving Credit Facility; partially offset by

•	$10 million of long-term debt repayments.
TEP Credit Agreement
The TEP Credit Agreement consists of a $150 million revolving credit facility and a $341 million letter of credit facility which supports $329 million of tax-exempt variable rate bonds. The TEP Credit Agreement is a committed facility that matures in 2011 and is secured by $491 million of 1992 Mortgage Bonds. At September 30, 2008, there were $10 million in outstanding loans under the revolving credit facility and there were no letters of credit issued under the revolving credit facility. TEP does not anticipate any funding issues from its lenders in the event it needs to access its revolving credit facility.
The TEP Credit Agreement restricts additional indebtedness, liens, mergers, sales of assets, and sale-leaseback transactions. The TEP Credit Agreement also requires TEP to meet a minimum cash coverage ratio and a maximum leverage ratio. As a result of higher than expected fuel and purchased power costs, TEP amended the TEP Credit Agreement in September 2008, to provide more flexibility to meet the leverage ratio test for the next four calendar quarters, ending June 30, 2009. The leverage ratio is calculated as the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). As of September 30, 2008, TEP was in compliance with all the terms of its credit agreement.
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
Interest Rate Risk
TEP is exposed to interest rate risk resulting from changes in interest rates on certain of its variable rate debt obligations, as well as borrowings under its revolving credit facility. As a result, TEP may be required to pay significantly higher rates of interest on outstanding variable rate debt and borrowings under its revolving credit facility. At September 30, 2008 and December 31, 2007, TEP had $459 million and $329 million in tax-exempt variable rate debt outstanding. The increase in 2008 is due to the issuance of $130 million of 2008 Pima B Bonds in June 2008. The interest rates on TEP’s tax-exempt variable rate debt are reset weekly by its remarketing agents. The maximum interest payable under the indentures for the bonds is 10% on the $130 million of 2008 Pima B Bonds and 20% on the other $329 million in IDBs During 2008, the average rates paid have ranged from 1.15% to 8.09%. At November 4, 2008, the average rate on the debt was 1.72%. See Item 3. Qualitative and Quantitative Disclosures about Market Risk, Interest Rate Risk, below.
Capital Lease Obligations
At September 30, 2008, TEP had $529 million of total capital lease obligations on its balance sheet. The table below provides a summary of the outstanding lease amounts in each of the obligations.

	Capital Lease Obligation Balance
Leased Asset	at September 30, 2008	Expiration
	-In Millions-
Springerville Unit 1	$307	2015
Springerville Coal Handling Facilities	91	2015
Springerville Common Facilities	106	2020
Sundt Unit 4	25	2011

Total Capital Lease Obligations	$529

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
Investments in Springerville Lease Debt and Equity
At September 30, 2008, TEP had $127 million of investments in lease debt and equity on its balance sheet. TEP’s investment in lease debt has been reduced by scheduled payments on capital lease obligations. The yields on TEP’s investments in Springerville lease debt, at the date of purchase, range from 8.9% to 12.7%. The table below provides a summary of the investment balances in lease debt.

	Lease Debt Investment Balance
Leased Asset	September 30, 2008	December 31, 2007
	-In Millions-
Investments in Lease Debt:
Springerville Unit 1	$59	$71
Springerville Coal Handling Facilities	20	34

Total Investment in Lease Debt	$79	$105

Income Tax Position
See UniSource Energy, Liquidity and Capital Resources, Income Tax Position, above.
Contractual Obligations
The following chart displays TEP’s contractual obligations as of September 30, 2008 by maturity and by type of obligation.

TEP’s Contractual Obligations
-Millions of Dollars-
	Three
	Months
	Ended					2013
Payment Due in Years	December					and
Ending December 31,	31, 2008	2009	2010	2011	2012	after	Other	Total
Long Term Debt

Principal	$—	$—	$—	$469	$—	$445	$—	$914
Interest	8	40	41	38	28	443	—	598
Capital Lease Obligations:
Springerville Unit 1	—	30	57	83	85	231	—	486
Springerville Coal Handling	—	15	17	19	23	55	—	129
Sundt Unit 4	—	13	14	—	—	—	—	27
Springerville Common	1	5	5	5	10	134	—	160
Operating Leases	1	1	1	—	—	—	—	3
Purchase Obligations:
Coal and Rail Transportation	22	99	78	44	37	216	—	496
Purchase Power	9	49	3	3	3	5		72
Transmission	—	2	2	2	1	7	—	14
Gas	4	41	74	6	4	1	—	130
Other Long-Term Liabilities:
Pension & Other Post Retirement Obligations	2	5	5	6	6	31	—	55
San Juan Pollution Control Equipment	17	18	—	—	—	—	—	35
Acquisition of Springerville Coal Handling and Common Facilities	—	—	—	—	—	226	—	226
Unrecognized Tax Benefits	—	—	—	—	—	—	16	16

Total Contractual Cash Obligations	$64	$318	$297	$675	$197	$1,794	$16	$3,361

Dividends on Common Stock
There are certain limitations on TEP’s ability to pay dividends. The Federal Power Act states that dividends shall not be paid out of funds properly included in capital accounts. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis to pay dividends from current year earnings.
TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants. As of September 30, 2008, TEP was in compliance with the terms of the TEP Credit Agreement and such financial covenants.
UNS GAS
RESULTS OF OPERATIONS
UNS Gas reported a net loss of $1 million in the third quarter of 2008 and a net loss of $2 million in same period of 2007. The table below shows UNS Gas’ therm sales and revenues for the first quarters of 2008 and 2007.

	Sales		Revenue
Three Months Ended September 30,	2008	2007	2008	2007
	-Millions of Therms-		-Millions of Dollars-
Retail Therm Sales:
Residential	5	5	$10	$9
Commercial	4	4	5	4
Industrial	—	—	—	—
Public Authorities	1	1	—	1

Total Retail Therm Sales	10	10	15	14
Transport	—	—	1	—
Negotiated Sales Program (NSP)	7	3	7	2

Total Therm Sales	17	13	$23	$16

Retail therm sales were flat in the third quarter of 2008 compared with the same period last year due to customer growth of less than 1% since September 2007. Retail revenues were $1 million, or 7% higher due primarily to the impact of a base rate increase averaging 4% that went into effect in December 2007. See Factors Affecting Results of Operations, Rates and Regulation, Purchased Gas Adjustment Mechanism, below.
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
The table below provides summary financial information for UNS Gas.

Three Months Ended September 30,	2008	2007
	-Millions of Dollars-
Gas Revenues	$23	$16
Other Revenues	1	1

Total Operating Revenues	24	17

Purchased Gas Expense	15	10
Other Operations and Maintenance Expense	6	6
Depreciation and Amortization	2	2
Taxes other than Income Taxes	1	1

Total Other Operating Expenses	24	19

Operating Income	—	(2)

Other Income	—	—
Total Interest Expense	2	2
Income Tax Expense (Benefit)	(1)	(2)

Net Income	$(1)	$(2)

Nine Months Ended September 30, 2008 Compared with the Nine Months Ended September 30, 2007
UNS Gas reported net income of $5 million in the first nine months of 2008, compared with net income of $1 million in 2007.
The table below shows UNS Gas’ therm sales and revenues for the nine months ending September 30, 2008 and 2007.

	Sales		Revenue
Nine Months Ended September 30,	2008	2007	2008	2007
	-Millions of Therms-		-Millions of Dollars-
Retail Therm Sales:
Residential	50	48	$67	$62
Commercial	22	21	25	23
Industrial	1	1	1	1
Public Authorities	5	4	5	5

Total Retail Therm Sales	78	74	98	91
Transport	—	—	3	2
Negotiated Sales Program (NSP)	21	13	19	8

Total Therm Sales	99	87	$120	$101

Retail therm sales were 5% higher in the first nine months of 2008 compared with the same period last year, due primarily to cold weather during the first quarter. Retail revenues were $7 million, or 8% above 2007, due to higher therm sales and a base rate increase of 4% effective December 1, 2007. See Factors Affecting Results of Operations, Rates and Regulation, Energy Cost Adjustment Mechanism, below.

The table below provides summary financial information for UNS Gas.

Nine Months Ended September 30,	2008	2007
	-Millions of Dollars-
Gas Revenues	$120	$101
Other Revenues	2	2

Total Operating Revenues	122	103

Purchased Gas Expense	83	69
Other Operations and Maintenance Expense	18	20
Depreciation and Amortization	5	6
Taxes other than Income Taxes	2	2

Total Other Operating Expenses	108	97

Operating Income	14	6

Other Income	—	1
Total Interest Expense	5	5
Income Tax Expense (Benefit)	4	1

Net Income	$5	$1

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
At any time UNS Gas’ PGA bank balance is under-recovered, UNS Gas may request a PGA surcharge with the goal of collecting the amount deferred from customers over a period deemed appropriate by the ACC. When the PGA bank balance reaches an over-collected balance of $10 million on a billed to customers basis, UNS Gas is required to make a filing so that the ACC can determine how the over-collected balance should be returned to customers. On September 30, 2008, the PGA bank balance was over-collected by $2 million on a billed to customers basis ($4 million on an accrual (GAAP) basis).
Changes in the market price for gas, sales volumes and surcharge amount could significantly change the PGA bank balance in the future.
2008 General Rate Case Filing
Due to increases in capital and operating costs related to providing safe and reliable service to customers of UNS Gas, UNS Gas believes the rates approved by the ACC in 2007 are inadequate for UNS Gas to recover its costs and earn a reasonable return on its investments.

On November 7, 2008, UNS Gas filed a general rate case with the ACC on a cost of service basis. Below is a table that summarizes UNS Gas’ request:

Test year — 12 months ended June 30, 2008	Requested by UNS Gas
Original cost rate base	$182 million
Fair value rate base	$256 million
Revenue deficiency	$9.5 million
Total rate increase (over test year revenues)	6%
Cost of long-term debt	6.5%
Cost of equity	11.0%
Actual capital structure	50% equity / 50% debt
Weighted average cost of capital	8.75%
Rate of return on fair value rate base	6.80%
Fair Value Measurements
UNS Gas adopted FAS 157, Fair Value Measurements, on January 1, 2008 which, among other things, establishes a three-tier value hierarchy, based on the valuation techniques used to determine the fair value of derivative assets and liabilities. Where valuations are based on quoted prices in active markets these are categorized as Level 1. Where observable inputs are available for substantially the full terms of the asset or liability, the instrument is categorized under FAS 157 as Level 2 measurements. Derivatives that are primarily valued using an aggregate pricing service or published prices that represent a consensus reporting of multiple brokers are categorized in Level 3. In addition, complex or structured transactions can introduce the need for internally-developed model inputs that might not be observable in or corroborated by the market. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized under FAS 157 as Level 3 measurements.
The following table sets forth, by level within the fair value hierarchy, UNS Gas’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008. As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

UNS Gas
September 30, 2008
-Millions of Dollars-
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Investments(1)	$12	$—	$—	$12
Energy Contracts(2)	—	(10)	—	(10)

Total	$12	$(10)	$—	$2

(1)	Investments are based on observable market prices and comprise of the fair value of Commercial Paper and Money Market funds.

(2)	Energy contracts include gas swap agreements (Level 2) entered into to take advantage of favorable market conditions and reduce exposure to energy price risk. The amounts include current and non-current assets and are net of current and non-current liabilities.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook
UNS Gas’ capital requirements consist primarily of capital expenditures. In the first nine months of 2008, capital expenditures were $13 million. UNS Gas expects internal cash flows to fund its future operating activities and a large portion of its construction expenditures. If natural gas prices rise and UNS Gas is not allowed to recover its projected gas costs or PGA bank balance on a timely basis, UNS Gas may require additional funding to meet operating and capital requirements. Sources of funding future capital expenditures could include draws on the UNS Gas/UNS Electric Revolver, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy. The rate increase approved by the ACC in November 2007 covers some, but not all, of UNS Gas’ higher costs and capital investments. UNS Gas may need to rely more heavily on external funding sources for capital expenditures until it receives additional rate relief. See Outlook and Strategies, Economic Conditions and UniSource Energy, Liquidity and Capital Resources, Liquidity, Access to Revolving Credit Facilities, above for more information regarding the potential impact of current financial market conditions.

Operating Cash Flow and Capital Expenditures
The table below provides summary information for operating cash flow and capital expenditures for the first nine months of 2008 and 2007.

Nine Months Ended September 30,	2008	2007
	-Millions of Dollars-

Net Cash Flows — Operating Activities	$8	$19
Capital Expenditures	13	18
Operating cash flows decreased in 2008 due to a reduction in the over-recovered balance of PGA costs and the recording of $7 million of payments to affiliates as a reduction to operating cash flows (previously recorded as a reduction to financing cash flows).
UNS Gas/UNS Electric Revolver
The UNS Gas/UNS Electric Revolver is a $60 million unsecured revolving credit facility which matures in August 2011. Either borrower may borrow up to a maximum of $45 million so long as the combined amount borrowed does not exceed $60 million.
UNS Gas expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures, or to issue letters of credit to provide credit enhancement for its natural gas procurement and hedging activities. As of November 4, 2008, UNS Gas had a $10 million letter of credit outstanding and no outstanding borrowings under the UNS Gas/UNS Electric Revolver.
Interest Rate Risk
UNS Gas is subject to interest rate risk resulting from changes in interest rates on its borrowings under its revolving credit facility. The interest paid on revolving credit borrowings is variable. As a result of recent volatility in interest rates, UNS Gas may be required to higher rates of interest on borrowings under its revolving credit facility. See Item 3. Qualitative and Quantitative Disclosures about Market Risk, Credit Risk, below.
Senior Unsecured Notes
UNS Gas has $100 million of senior unsecured notes that are guaranteed by UES. The note purchase agreement for UNS Gas restricts transactions with affiliates, mergers, liens, restricted payments and incurrence of indebtedness, and also contains a minimum net worth test. As of September 30, 2008, UNS Gas was in compliance with the terms of its note purchase agreement.
UNS Gas must meet a leverage test and an interest coverage test to issue additional debt or to pay dividends. However, UNS Gas may, without meeting these tests, refinance existing debt and incur up to $7 million in short-term debt.
Contractual Obligations
There have been no significant changes in UNS Gas’ contractual obligations or other commercial commitments from those reported in our 2007 Annual Report on Form 10-K, other than:
In 2008, UNS Gas entered into forward gas purchase agreements through August 2011. UNS Gas estimates its minimum payments for these forward purchases to be $11 million for the three months ended December 31, 2008, $17 million in 2009, $12 million in 2010, and $7 million in 2011.
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

UNS ELECTRIC
RESULTS OF OPERATIONS
UNS Electric reported net income of $3 million in the third quarters of 2008 and 2007.
Similar to TEP, UNS Electric’s operations are generally seasonal in nature, with peak energy demand occurring in the summer months. The table below shows UNS Electric’s kWh sales and revenues for the third quarters of 2008 and 2007.

	Sales		Revenue
Three Months Ended September 30,	2008	2007	2008	2007
	-Millions of kWh-		-Millions of Dollars-
Electric Retail Sales:
Residential	300	314	$35	$31
Commercial	183	187	21	19
Industrial	58	54	6	4
Other	1	—	—	—

Total Electric Retail Sales	542	555	$62	$54
Electric Wholesale Sales	77	1	5	—

Total Electric Sales	619	556	$67	$54

Retail kWh sales decreased 2% in the third quarter of 2008 due to mild weather and a weakening local economy. Revenues were $8 million, or 15% higher due in part to a rate increase that was effective on June 1, 2008. See Factors Affecting Results of Operations, Rates and Regulation, General Rate Case Filing, below for more information.
Wholesale revenues increased by $5 million in the third quarter of 2008. Wholesale sales are made primarily from contract and resource capacity agreements that became effective June 1, 2008, subsequent to the expiration of the PWMT full requirements contract.
The table below provides summary financial information for UNS Electric.

Three Months Ended September 30,	2008	2007
	-Millions of Dollars-
Retail Electric Revenues	$62	$54
Wholesale Electric Revenues	5	—
Other Revenues	1	1

Total Operating Revenues	68	55

Purchased Energy Expense	46	37
Fuel Expense	4	—
Other Operations and Maintenance Expense	8	8
Depreciation and Amortization	3	3
Taxes other than Income Taxes	1	1

Total Other Operating Expenses	62	49

Operating Income	6	6

Other Income	—	—
Total Interest Expense	2	1
Income Tax Expense	1	2

Net Income	$3	$3

Nine Months Ended September 30, 2008 Compared with the Nine Months Ended September 30, 2007
UNS Electric reported net income of $4 million in the first nine months of 2008 and $5 million in the same period last year. Results in the first nine months of 2007 include a pre-tax gain of $1 million related to the sale of land.
The table below shows UNS Electric’s kWh sales and revenues for the first nine months of 2008 and 2007.

	Sales		Revenue
Nine Months Ended September 30,	2008	2007	2008	2007
	-Millions of kWh-		-Millions of Dollars-

Electric Retail Sales:
Residential	667	693	$74	$69
Commercial	485	482	53	49
Industrial	162	149	14	12
Other	2	2	—	—

Total Electric Retail Sales	1,316	1,326	$141	$130
Electric Wholesale Sales	104	2	8	—

Total Electric Sales	1,420	1,328	$149	$130

In the first nine months of 2008, retail kWh sales were impacted by mild weather and a weakening local economy, resulting in sales similar to those during the first nine months of 2007. An increase in commercial and industrial kWh sales and a rate increase that went into effect on June 1, 2008, contributed to the 8% increase in retail revenues in the first nine months of 2008 compared with the same period last year.
Wholesale revenues increased by $8 million in first nine months of 2008. Wholesale sales are made primarily from contract and resource capacity agreements that became effective June 1, 2008, subsequent to the expiration of the PWMT full requirements contract.
The table below provides summary financial information for UNS Electric.

Nine Months Ended September 30,	2008	2007
	-Millions of Dollars-
Electric Revenues	$141	$130
Wholesale Electric Revenues	8	—
Other Revenues	2	1

Total Operating Revenues	151	131

Purchased Energy Expense	100	87
Fuel Expense	5	—
Other Operations and Maintenance Expense	22	21
Depreciation and Amortization	10	10
Taxes other than Income Taxes	3	3

Total Other Operating Expenses	140	121

Operating Income	11	10

Other Income	—	2
Total Interest Expense	5	4
Income Tax Expense	2	3

Net Income	$4	$5

FACTORS AFFECTING RESULTS OF OPERATIONS
Rates and Regulation
General Rate Case Filing
In December 2006, UNS Electric filed a general rate case. In May 2008, the ACC issued an order which is summarized below.

Test year — 12 months ended June 30, 2006	Requested by UNS Electric	2008 ACC Order
Original cost rate base	$141 million	$131 million
Revenue deficiency	$8.5 million	$4 million
Total rate increase (over test year revenues)	5.5%	2.5%
Cost of long-term debt	8.2%	8.2%
Cost of equity	11.8%	10.0%
Actual capital structure	49% equity / 51% debt	49% equity / 51% debt
Weighted average cost of capital	9.9%	9.0%
Purchased Power and Fuel Adjustment Clause
As part of the May 2008 ACC order, a new PPFAC mechanism took effect on June 1, 2008. The PPFAC mechanism has a forward component and a true-up component. The forward component of the PPFAC rate is based on forecasted fuel and purchased power costs. The true-up component reconciles actual fuel and purchased power costs with the amounts collected in the prior year and any amounts under/over-collected will be collected/refunded from/to customers. The ACC approved a cap on the PPFAC rate of 1.73 cents per kWh, resulting in total fuel and purchased power recovery of approximately 8.7 cents per kWh, an increase of approximately 1.7 cents per kWh in UNS Electric’s average retail rate.
2009 General Rate Case Filing
UNS Electric expects to file a new rate case application with the ACC in 2009 to recover increasing capital and operating costs.
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

The following table sets forth, by level within the fair value hierarchy, UNS Electric’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008. As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	UNS Electric
	September 30, 2008
	- Millions of Dollars -
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Investments(1)	$7	$—	—	$7
Energy Contracts(2)	—	(3)	$(10)	(13)

Total	$7	$(3)	$(10)	$(6)

(1)	Investments are based on observable market prices and comprise of the fair value of Commercial Paper and Money Market funds.

(2)	Energy contracts include gas swap agreements (Level 2), forward power purchase contracts (Level 3), and forward power purchase contracts indexed to gas (Level 3), entered into to take advantage of favorable market conditions and reduce exposure to energy price risk. The amounts include current and non-current assets and are net of current and non-current liabilities.
UNS Electric recorded in the three and nine months ended September 30, 2008, unrealized losses of $45 million and $20 million, respectively, in net Regulatory Assets due to the change in the fair value of forward power purchase contracts classified as Level 3 in the fair value hierarchy. These changes in fair value were due to lower forward power prices on fixed price forward power purchases.
UNS Electric’s Level 3 derivatives include certain energy contracts where published prices are not readily available. These include contracts for delivery periods during non-standard time blocks, contracts for delivery during only a few months of a given year when prices are quoted only for the annual average, or contracts for delivery at illiquid delivery points. In these cases, UNS Electric applies certain management assumptions to value such contracts. These assumptions include applying historical price curve relationships to calendar year quotes, applying percentage multipliers to value non-standard time blocks, including a combination of market credit default swap data and historical recovery rates for subordinated bonds and including adjustments for transmission and line losses to value contracts at illiquid delivery points. UNS Electric reviews these assumptions on a quarterly basis.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook
In the first nine months of 2008, UNS Electric’s capital expenditures were $20 million. UNS Electric expects internal cash flows to fund a portion of its construction expenditures. Additional sources of funding future capital expenditures could include draws on the UNS Gas/UNS Electric Revolver, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy. In April 2007, UniSource Energy contributed $10 million of capital to UNS Electric. The rate increase approved by the ACC in May 2008 covers some, but not all, of UNS Electric’s higher costs and capital investments. See Outlook and Strategies, Economic Conditions and UniSource Energy, Liquidity and Capital Resources, Liquidity, Access to Revolving Credit Facilities, above for more information regarding the potential impact of current financial market conditions.
In August 2008, UNS Electric issued $100 million of unsecured debt. A portion of the proceeds was used to pay off $60 million of notes that matured on August 11, 2008. The remaining proceeds were used to repay outstanding borrowings by UNS Electric under the UNS Gas/UNS Electric Revolver and for general corporate purposes. See Senior Unsecured Notes, below.

Operating Cash Flow and Capital Expenditures
The table below provides summary information for operating cash flow and capital expenditures for the first nine months of 2008 and 2007.

Nine Months Ended September 30,	2008	2007
	- Millions of Dollars -
Net Cash Flows — Operating Activities	$7	$19
Capital Expenditures	20	31
Operating cash flows decreased in 2008 due to: the recording of $5 million of payments to affiliates as a reduction to operating cash flows (previously recorded as a reduction to financing cash flows); a $4 million decrease in cash receipts from retail and wholesale electric sales, less fuel and purchased energy costs, resulting from mild weather and weakening local economic conditions; and a $3 million increase in collateral payments to power trading counterparties.
UNS Gas/UNS Electric Revolver
See UNS Gas, Liquidity and Capital Resources, UNS Gas/UNS Electric Revolver above for a description of UNS Electric’s unsecured revolving credit agreement.
UNS Electric expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes and to fund a portion of its capital expenditures. As of November 4, 2008, UNS Electric had $8 million in outstanding borrowings and $12 million in letters of credit issued under the UNS Gas/UNS Electric Revolver.
Interest Rate Risk
UNS Electric is subject to interest rate risk resulting from changes in interest rates on its borrowings under its revolving credit facility. The interest paid on revolving credit borrowings is variable. As a result of recent volatility in interest rates, UNS Electric may be required to pay higher rates of interest on borrowings under its revolving credit facility. See Item 3. Qualitative and Quantitative Disclosures about Market Risk, Credit Risk, below.
Senior Unsecured Notes
On August 7, 2008, UNS Electric issued $50 million of 6.50% senior unsecured notes and $50 million of 7.10% senior unsecured notes due August 2015 and August 2023, respectively. The notes are guaranteed by UES. The note purchase agreement for UNS Electric contains certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments, and incurrence of indebtedness. As of September 30, 2008, UNS Electric was in compliance with the terms of its note purchase agreement.
UNS Electric must meet a leverage test and an interest coverage test to issue additional debt or to pay dividends. However, UNS Electric may, without meeting these tests, refinance existing debt and incur up to $5 million in short-term debt.
UNS Electric used $60 million of the proceeds to repay the 7.61% senior unsecured notes that matured on August 11, 2008. On August 7, 2008, the remaining proceeds were used to repay UNS Electric’s outstanding borrowings under the UNS Gas/UNS Electric Revolver and for general corporate purposes.
Contractual Obligations
There have been no significant changes in UNS Electric’s contractual obligations or other commercial commitments from those reported in our 2007 Annual Report on Form 10-K, other than:.
•	In 2008, UNS Electric entered into forward gas purchase agreements through August 2011. UNS Electric estimates its minimum payments for these forward purchases to be less than $1 million for the three months ended December 31, 2008,, $6 million in 2009, $3 million in 2010, and less than $1 million in 2011.

•	In 2008, UNS Electric entered into forward power purchase agreements through 2010. Some of these contracts are indexed to natural gas prices. UNS Electric estimates it minimum payments under these contracts to be $22 million in 2009 and $11 million in 2010 based on natural gas prices at September 30, 2008.

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
OTHER NON-REPORTABLE BUSINESS SEGMENTS
RESULTS OF OPERATIONS
The table below summarizes the income (loss) for the Other non-reportable segments.

Three Months Ended September 30,	2008	2007
	- Millions of Dollars -
UED	$1	$—
Millennium Investments	—	—
UniSource Energy Parent Company	(2)	(2)

Total Other	$(1)	$(2)

Nine Months Ended September 30,	2008	2007
	- Millions of Dollars -
UED	$1	$—
Millennium Investments	—	1
UniSource Energy Parent Company	(4)	(4)

Total Other	$(3)	$(3)

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
UED financed BMGS with borrowings from UniSource Energy under an inter-company note payable. At September 30, 2008, there was $59 million outstanding and interest is payable quarterly at LIBOR plus 1.25%. The completed cost of BMGS was $59 million.
FACTORS AFFECTING RESULTS OF OPERATIONS
Millennium Investments
In June 2008, Millennium recorded a pre-tax loss of $2 million due to an impairment of its investment in Valley Ventures. The book value of Valley Ventures as of September 30, 2008 was $3 million.
Nations Energy Corporation (Nations Energy), a wholly-owned subsidiary of Millennium, has been inactive since 2001. As of September 30, 2008, Nations Energy had a deferred tax asset of $3 million related to investment losses that have not been reflected on UniSource Energy’s consolidated income tax return.

Millennium is in the process of exiting its remaining investments. At September 30, 2008, Millennium’s investment balance was $30 million and had $4 million in cash.
The following table sets forth, by level within the fair value hierarchy, MEH’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008. As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

September 30, 2008
- Millions of Dollars -
Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Investments	$4	$—	$12	$16

LIQUIDITY AND CAPITAL RESOURCES
Millennium made a $21 million dividend payment to UniSource Energy in September 2008, $10 million in April 2007 and $5 million in February 2007.
Millennium currently owns 50% of Carboelectrica Sabinas, S. de R.L. de C.V. (Sabinas), a Mexican limited liability company. The book value of Sabinas as of September 30, 2008 was $14 million. Millennium is currently exploring different opportunities to monetize its interest in Sabinas.
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
CRITICAL ACCOUNTING ESTIMATES
In preparing financial statements under Generally Accepted Accounting Principles (GAAP), management exercises judgment in the selection and application of accounting principles, including making estimates and assumptions. UniSource Energy and TEP’s Critical Accounting Estimates are described in our Form 10-K for the year ended December 31, 2007 and includes the following:
•	Accounting for Rate Regulation

•	Accounting for Asset Retirement Obligations

•	Pension and Other Postretirement Benefit Plan Assumptions

•	Accounting for Derivative Instruments, Trading Activities and Hedging Activities

•	Unbilled Revenue — TEP, UNS Gas and UNS Electric

•	Plant Asset Depreciable Lives — TEP, UNS Gas and UNS Electric

•	Deferred Tax Valuation
Each of our critical accounting estimates involves complex situations requiring a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact the financial statements. Except for incorporating counterparty credit risk, using a combination of market credit default swap data and historical recovery rates for subordinated bonds, when determining the fair value of derivative instruments, there have been no significant changes in our accounting policies from those disclosed in our Form 10-K for the year ended December 31, 2007. However, the 2008 proposed settlement of the TEP rate proceeding may result in TEP using cost-of service principles for its generation operations, thereby requiring TEP to reapply FAS 71.

NEW ACCOUNTING PRONOUNCEMENTS
The FASB recently issued the following Statements of Financial Accounting Standards (FAS):
•	FAS 161, Disclosures About Derivative Instruments and Hedging Activities an amendment to FAS 133, Accounting for Derivative Instruments and Hedging Activities, issued March 2008, requires enhanced disclosures about an entity’s derivative and hedging activity. The standard requires that the objectives for using derivative instruments be disclosed in terms of underlying risk so that the reader understands the purpose of derivative use in terms of the risks that the entity is intending to manage. The standard also requires disclosure of the location in the financial statements of derivative balances as well as the location of gains and losses incurred during the reporting period. The standard will be applicable for fiscal years or interim periods beginning on or after November 15, 2008, with early adoption encouraged. The Company is currently assessing the impact of this statement.

•	FAS 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, issued December 2007, will change the accounting and reporting for minority interests, requiring such amounts to be classified as a component of equity, and will also change the accounting for transactions with minority-interest holders. The standard will be applicable for fiscal years beginning on or after December 15, 2008 on a prospective basis. Early adoption is prohibited and business combinations with acquisition dates prior to the effective date will not be adjusted upon application. We do not expect this pronouncement to have a material impact on our financial statements.

•	FAS 141(R) Business Combinations - a replacement of FAS No. 141, issued December 2007, requires companies to record acquisitions at fair value. FAS 141(R) changes the definition of a business and a business combination and is generally expected to increase the number of transactions that will need to be accounted for at fair value. The standard will be applicable for fiscal years beginning on or after December 15, 2008 and generally on a prospective basis. Early adoption is prohibited and business combinations with acquisition dates prior to the effective date will not be adjusted upon application. We do not expect this pronouncement to have a material impact on our financial statements.

•	FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active — issued October 2008, provides guidance clarifying how FAS 157 Fair Value Measures (FAS 157) should be applied in markets that are not active. The guidance reaffirms the notion of fair value as an exit price as of the measurement date. The FSP emphasizes that approaches other than the market value approach to determine fair value, such as the use of management’s internal assumptions about future cash flows and appropriately risk-adjusted discount rates, may be appropriate. The FSP, which is effective upon issuance and applicable to prior periods for which financial statements have not yet been issued, did not have a material impact on our financial statements.
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

Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. We express our expectations, beliefs and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s expectations, beliefs or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in other parts of this report:
1.	The resolution of pending retail rate case proceedings and the resulting rate structures.

2.	Ability to obtain financing through debt and/or equity issuance, which can be affected by various factors, including interest rate fluctuations and capital market conditions.

3.	Demand conditions in our retail service areas, including economic conditions, weather conditions, rate structures, demographic patterns, competing energy alternatives and the status of retail competition.

4.	Supply and demand conditions in wholesale energy markets, including volatility in market prices and illiquidity in markets, are affected by a variety of factors, which include the availability of generating capacity in the Western U.S., including hydroelectric resources, weather, natural gas prices, the extent of utility restructuring in various states, transmission constraints, environmental regulations and cost of compliance, FERC regulation of wholesale energy markets, and economic conditions in the Western U.S.

5.	Changes affecting our cost of providing electric and gas service including changes in fuel costs, generating unit operating performance, scheduled and unscheduled plant outages, interest rates, tax laws, environmental laws, and the general rate of inflation.

6.	The creditworthiness of the entities with which we transact business or have transacted business.

7.	Changes in accounting principles or the application of such principles to our businesses.

8.	Changes in the depreciable lives of our assets.

9.	Unanticipated changes in future liabilities relating to employee benefit plans due to changes in market values of retirement plan assets and health care costs.

10.	The outcome of any ongoing or future litigation.
ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

Interest Rate Risk
TEP is exposed to interest rate risk resulting from changes in interest rates on certain of its variable rate debt obligations. At September 30, 2008 and December 31, 2007, TEP had $459 million and $329 million in tax-exempt variable rate debt outstanding, respectively. The increase in 2008 is due to the issuance of $130 million of 2008 Pima B Bonds in June 2008. The interest rates on TEP’s tax-exempt variable rate debt are reset weekly by its remarketing agents. The maximum interest rate payable under the indentures for these bonds is 10% on the 2008 Pima B Bonds and 20% on the other $329 million in IDBs. The average interest rate on TEP’s variable rate debt (excluding letter of credit fees) was 3.67% in 2007, and has ranged from 1.15% to 3.43% until mid- September 2008 when the short-term debt markets began to experience significant disruptions following the bankruptcy filing of Lehman Brothers Holdings, Inc. and the deterioration of creditworthiness of other large financial institutions. In mid-September 2008, TEP’s weekly interest rates on its tax-exempt variable rate debt reached as high as 8.09%. As of November 4, 2008 the average rate on this debt was 1.72%. Until confidence is restored in the short-term debt markets, TEP may be required to pay higher interest on its tax-exempt variable rate debt. A 100 basis point increase in average interest rates on this debt, over a twelve month period, would result in a decrease in TEP’s pre-tax net income of approximately $5 million.
UniSource Energy, TEP, UNS Gas and UNS Electric are also subject to interest rate risk resulting from changes in interest rates on their borrowings under revolving credit facilities. Revolving credit borrowings may be made on the basis of a spread over LIBOR or an Alternate Base Rate. With the recent disruptions in the financial markets, the spread between LIBOR and other similar maturity short-term rates, such as U.S. Treasury securities, has been significantly higher than historical relationships. For example, 30-day LIBOR increased from approximately 2.50% on September 15, 2008 to 4.36% on October 16, 2008. As a result, UniSource Energy, TEP, UNS Gas and UNS Electric may be required to pay significantly higher rates of interest on LIBOR borrowings under their revolving credit facilities.
Marketable Securities Risk
UniSource Energy has a short-term investment policy which governs the investment of excess cash balances by UniSource Energy and its subsidiaries. We review this policy periodically in response to market conditions to adjust, if necessary, the maturities and concentrations by investment type and issuer in the investment portfolio. As of September 30, 2008, UniSource Energy’s short-term investments consisted of highly-rated and liquid money market funds, commercial paper, and overnight repurchase agreements. These short-term investments are classified as Cash and Cash Equivalents on the Balance Sheet.
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

As required by FAS 157, for the quarter ended September 30, 2008, TEP considered the impact of non-performance risk in the measurement of fair value of its derivative assets. TEP made an adjustment to reduce the fair value of its derivative assets by calculating the potential default probabilities (net of recoveries) for each of its counterparties with positive mark-to-market credit exposures. The total adjustments to TEP derivative asset fair value was less than $0.5 million.
To adjust the value of its derivative forward power sales and purchases, classified as cash flow hedges, to fair value in Other Comprehensive Income, TEP recorded the following net unrealized gains (losses):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	-In Millions-		-In Millions-
Unrealized Gains (Loss)	$5	$1	$2	$—
TEP also reported the following net unrealized gains and losses on forward power sales and purchases in Wholesale Sales and Purchased Energy.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	-In Millions-		-In Millions-
Unrealized Gain (Loss)	$1	$—	$(2)	$—
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
In the first nine months of 2008, the average market price of natural gas was $8.47 per MMBtu, or 38% higher than the same period in 2007. The table below summarizes TEP’s gas generation output and purchased power for the first nine months of 2008 and 2007.

Nine Months Ended September 30,	2008	2007	2008	2007
	-MWhs-		% of Total Resources
Gas-Fired Generation	722,000	841,000	6%	8%
Purchased Power	2,341,000	1,772,000	21%	16%

To adjust the value of its derivative gas swap contracts, classified as cash flow hedges, to fair value in Other Comprehensive Income, TEP recorded the following net unrealized gains (losses):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	-In Millions-		-In Millions-
Unrealized Gain (Loss)	$(27)	$(3)	$—	$(6)
TEP also reported the following net unrealized gains and losses on forward gas swap contracts in fuel expense.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	-In Millions-		-In Millions-
Unrealized Gain (Loss)	$(7)	$—	$(3)	$—
The chart below displays the valuation methodologies and maturities of TEP’s power and gas derivative contracts.

	Unrealized Gain (Loss) of TEP’s
	Hedging and Trading Activities
	- Millions of Dollars -
				Total
	Maturity 0 — 6	Maturity 6 — 12	Maturity	Unrealized
Source of Fair Value At September 30, 2008	months	months	over 1 yr.	Gain (Loss)
Prices actively quoted	$4	$(4)	$(2)	$(2)
Prices based on models and other valuation methods	—	(1)	—	(1)

Total	$4	$(5)	$(2)	$(3)

Sensitivity Analysis of Derivatives
TEP uses sensitivity analysis to measure the impact of an unfavorable change in market prices on the fair value of its derivative forward contracts. Unrealized gains and losses related to TEP’s derivative contracts that are not cash flow hedges are reported on the income statement. Unrealized gains and losses related to derivative contracts that are cash flow hedges are reported in Other Comprehensive Income; the unrealized gains and losses are reversed as contracts settle and realized gains or losses are recorded. The chart below summarizes the change in unrealized gains or losses if market prices increase or decrease by 10%, as of September 30, 2008.

	- Millions of Dollars -
Change in Market Price As of September 30, 2008	10% Increase	10% Decrease
Non-Cash Flow Hedges
Forward power sales and purchase contracts	$1	$(1)
Gas swap agreements	2	(2)

Cash Flow Hedges
Forward power sales and purchase contracts	$—	$—
Gas swap agreements	3	(3)
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
To adjust the value of its gas swap agreements, classified as cash flow hedges, to fair value in Other Comprehensive Income, UNS Gas recorded unrealized losses for the nine months ended September 30, 2008 of $10 millions. In the nine months ended September 30, 2007, UNS Gas had no unrealized gains or losses recorded in OCI.

As required by FAS 157, for the quarter ended September 30, 2008, UNS Gas considered the impact of non-performance risk in the measurement of fair value of its derivative assets. No adjustment was required for UNS Gas as it had no derivative assets at September 30, 2008.
For UNS Gas’ forward gas purchase contracts, a 10% decrease in market prices would result in a decrease in unrealized net gains of $4 million reported in OCI, while a 10% increase in market prices would result in an increase in unrealized net gains reported of $4 million reported in OCI.
UNS Electric
UNS Electric’s fixed price full requirements supply agreement with PWMT expired in May 2008. Therefore, UNS Electric is exposed to commodity price risk from changes in the price for electricity and natural gas. This risk is mitigated through a PPFAC mechanism which fully recovers the costs incurred on a timely basis. As part of the May 2008 ACC order, a new PPFAC mechanism took effect on June 1, 2008. The PPFAC mechanism has a forward component and a true-up component. The forward component of the PPFAC rate is based on forecasted fuel and purchased power costs. The true-up component reconciles actual fuel and purchased power costs with the amounts collected in the prior year and any amounts under/over-collected will be collected from/refunded to customers. If the actual price of power is higher than the forecasted PPFAC rate, UNS Electric is exposed to the price difference until the subsequent 12-month period when the true-up component is adjusted to allow the recovery of this difference. The ACC approved a PPFAC rate of 1.73 cents per kWh, resulting in total fuel and purchased power recovery of approximately 8.7 cents per kWh, an increase of approximately 1.7 cents per kWh in UNS Electric’s average retail rate.
For the nine months ended September 30, 2008, UNS Electric recorded unrealized losses of $20 million to regulatory liabilities, to adjust the fair value of its forward power purchase derivative contracts. For the nine months ended September 30, 2007, UNS Electric recorded unrealized gains of $1 million to regulatory liabilities, to adjust the fair value of its forward power purchase derivative contracts.
For UNS Electric’s forward power purchase contracts, a 10% decrease in market prices would result in a decrease in unrealized net gains reported as a regulatory liability of $16 million, while a 10% increase in market prices would result in an increase in unrealized net gains reported as a regulatory liability of $16 million.
In 2007, UNS Electric began hedging a portion of its natural gas exposure from gas-indexed purchase power agreements that begin in September 2008 with fixed price contracts. In addition, UNS Electric began hedging a portion of its anticipated natural gas exposure from plant fuel for the period September 2008 and beyond. UNS Electric currently has approximately 40% of this aggregate summer exposure hedged for the summer of 2009. UNS Electric will obtain its remaining gas and purchased power needs through a combination of additional forward purchases and purchases in the short-term and spot markets.
For the nine months ended September 30, 2008 and 2007, UNS Electric recorded unrealized losses of $2 million and $1 million, respectively, to regulatory assets, to adjust the fair value of its gas swap agreements.
As required by FAS 157, for the quarter ended September 30, 2008, UNS Electric considered the impact of non-performance risk in the measurement of fair value of its derivative assets. No adjustment was required for UNS Electric as it had no derivative assets at September 30, 2008.
For UNS Electric’s forward gas purchase contracts, a 10% decrease in market prices would result in a decrease in unrealized net gains reported as a regulatory liability of $2 million, while a 10% increase in market prices would result in an increase in unrealized net gains reported as a regulatory liability of $2 million.

Credit Risk
UniSource Energy is exposed to credit risk in its energy-related marketing and trading activities related to potential nonperformance by counterparties. We manage the risk of counterparty default by performing financial credit reviews, setting limits, monitoring exposures, requiring collateral when needed, and using standard agreements which allow for the netting of current period exposures to and from a single counterparty. We calculate counterparty credit exposure by adding any outstanding receivable (net of amounts payable if a netting agreement exists) to the mark-to-market value of any forward contracts. A positive number means that we are exposed to the creditworthiness of our counterparties. If exposure exceeds credit limits or contractual collateral thresholds, we may request that a counterparty provide credit enhancement in the form of cash collateral or a letter of credit. Conversely, a negative exposure means that a counterparty is exposed to the creditworthiness of TEP, UNS Gas or UNS Electric. If such exposure exceeds credit limits or collateral thresholds, we may be required to post collateral in the form of cash or letters of credit.
During the last three years, financial institution counterparties have become active participants in the wholesale energy markets. TEP, UNS Electric and UNS Gas have each entered into short-term and long-term transactions with several financial institution counterparties with terms of one month through five years. Due to the recent turmoil in the financial and credit markets, we have been closely monitoring our transactions with financial institutions. As of September 30, 2008, the combined credit exposure to TEP, UNS Electric and UNS Gas from financial intuition counterparties was less than $1 million. In September 2008, a major financial institution filed for bankruptcy protection. TEP had less than $0.1 million in exposure to this counterparty in its accounts receivable, for which a reserve has been established.
As of September 30, 2008, TEP’s total credit exposure related to its wholesale marketing and gas hedging activities was approximately $31 million, including $5 million of inter-company exposure to UNS Electric. TEP had one non-investment grade counterparty with an exposure of greater than 10% of its total credit exposure, totaling approximately $19 million. This exposure results from a forward energy sale and related receivable from this counterparty that extends through December 2008.
TEP maintains a margin account with a broker to support certain risk management and trading activities. At September 30, 2008, TEP had less than $1 million in that margin account. At September 30, 2008, TEP had no credit enhancements posted with counterparties, and did not hold any collateral from its counterparties.
UNS Gas is subject to credit risk from non-performance by its supply and hedging counterparties to the extent that these contracts have a mark-to-market value in favor of UNS Gas. As of September 30, 2008, UNS Gas had purchased under fixed price contracts approximately 55% of the expected monthly consumption for the 2008/2009 winter season (November through March) and approximately 30% of its expected consumption for the 2009/2010 winter season. At September 30, 2008, UNS Gas had no mark-to-market credit exposure under its supply and hedging contracts. As of September 30, 2008, UNS Gas had no outstanding credit enhancements posted with counterparties, nor did UNS Gas hold any collateral from counterparties.
UNS Electric has entered into several energy purchase agreements to replace the full requirements contract it had with PWMT that expired May 31, 2008, as well as gas hedging contracts to hedge the risk in its gas-indexed power purchase agreements. To the extent that such contracts have a positive mark-to-market value, UNS Electric is exposed to credit risk under those contracts. At September 30, 2008, UNS Electric had no credit exposure under such contracts. As of September 30, 2008, UNS Electric had posted $12 million in letters of credit and and $2 million in cash collateral as credit enhancements with its counterparties and had not collected any collateral margin from its counterparties.
ITEM 4. — CONTROLS AND PROCEDURES
UniSource Energy and TEP’s Chief Executive Officer and Chief Financial Officer supervised and participated in UniSource Energy and TEP’s evaluation of their disclosure controls and procedures as such term is defined under Rule 13a — 15(e) or Rule 15d — 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2008. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in UniSource Energy and TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by UniSource Energy and TEP in the reports that they file or submit under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, UniSource Energy and TEP’s Chief Executive Officer and Chief Financial Officer concluded that UniSource Energy and TEP’s disclosure controls and procedures are effective.

While UniSource Energy and TEP continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting, there has been no change in UniSource Energy or TEP’s internal control over financial reporting during the third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, UniSource Energy or TEP’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. — LEGAL PROCEEDINGS
There are no pending material legal proceedings to which the Company is a party, other than routine litigation incidental to the business of the Company. We discuss other legal proceedings in Note 7 of Notes to Consolidated Financial Statements, Commitments and Contingencies.
ITEM 1A. — RISK FACTORS
The business and financial results of UniSource Energy and TEP are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in our 2007 Annual Report on Form 10-K, other than:
Constricted credit markets may limit the ability of UniSource Energy, TEP, UNS Gas and UNS Electric to receive funding under their respective revolving credit facilities when required which could negatively impact liquidity.
UniSource Energy, TEP, UNS Gas and UNS Electric are each party to a revolving credit agreement with a group of lenders, which is available to be used for working capital purposes. Each of these agreements is a committed facility and expires in August 2011.
UniSource Energy, TEP, UNS Gas and UNS Electric could experience difficulties in obtaining funding under their respective revolving credit facilities when required if lenders in the bank group file bankruptcy or refuse to fund when requested. If sufficient liquidity is not available to meet short-term working capital needs, UniSource Energy, TEP, UNS Gas and UNS Electric’s results of operations, net income and cash flows could be negatively impacted.
TEP, UNS Gas and UNS Electric may be required to post margin under their power and fuel supply agreements which could negatively impact their liquidity.
TEP, UNS Gas and UNS Electric secure power and fuel supply resources to serve their respective retail customers. The agreements under which TEP, UNS Gas and UNS Electric contracts for such resources include requirements to post credit enhancement in the form of cash or letters of credit under certain circumstances, including changes in market prices which affect contract values, or a change in creditworthiness the respective companies.
In order to post such credit enhancement, TEP, UNS Gas and UNS Electric would have to use available cash, draw under their revolving credit agreements, or issue letters of credit under their revolving credit agreements.
The maximum amount TEP may use under its revolving credit facility is $150 million. As of November 4, 2008, TEP had $139 million available to borrow under its revolving credit facility. The maximum amount UNS Gas or UNS Electric may use under their revolving credit facility is $45 million, so long as the combined amount does not exceed $60 million. As of November 4, 2008, UNS Gas and UNS Electric had $35 million and $20 million, respective to borrow under their revolving credit facility. If TEP, UNS Gas or UNS Electric were required to use their respective revolving credit facilities to post collateral, it may negatively impact TEP, UNS Gas and/or UNS Electric’s ability to fund their capital requirements.
ITEM 2. — UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities — None.

ITEM 5. — OTHER INFORMATION
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
UniSource Energy and TEP view Adjusted EBITDA, a non-GAAP financial measure, as a liquidity measure. The most directly comparable GAAP measure to Adjusted EBITDA is Net Cash Flows — Operating Activities.
Adjusted EBITDA and Net Cash Flows — Operating Activities

	UniSource Energy
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	- Millions of Dollars -
Adjusted EBITDA (non-GAAP)	$55	$138	$221	$341
Net Cash Flows — Operating Activities (GAAP)	47	84	187	204
Net Cash Flows — Investing Activities (GAAP)	(55)	(47)	(359)	(153)
Net Cash Flows — Financing Activities (GAAP)	$(25)	$(74)	$152	$(95)

	TEP
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	- Millions of Dollars -
Adjusted EBITDA (non-GAAP)	$40	$126	$178	$303
Net Cash Flows — Operating Activities (GAAP)	55	70	187	163
Net Cash Flows — Investing Activities (GAAP)	(42)	(25)	(313)	(97)
Net Cash Flows — Financing Activities (GAAP)	$(23)	$(77)	$133	$(75)
Reconciliation of Adjusted EBITDA to Cash Flows from Operations

	UniSource Energy
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	- Millions of Dollars -
Adjusted EBITDA (non-GAAP) (1)	$55	$138	$221	$341
Amounts from the Income Statements:
Less: Income Taxes	(4)	16	(1)	28
Less: Total Interest Expense	31	34	93	103
Changes in Assets and Liabilities and Other Non-Cash Items	19	(4)	58	(6)

Net Cash Flows — Operating Activities (GAAP)	47	84	187	204

Net Cash Flows — Investing Activities (GAAP)	(55)	(47)	(359)	(153)

Net Cash Flows — Financing Activities (GAAP)	(25)	(74)	152	(95)

Net Increase (Decrease) in Cash and Cash Equivalents (GAAP)	$(33)	$(37)	$(20)	$(44)

	TEP
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	- Millions of Dollars -
Adjusted EBITDA (non-GAAP) (1)	$40	$126	$178	$303
Amounts from the Income Statements:
Less: Income Taxes	(5)	16	(5)	25
Less: Total Interest Expense	25	28	77	87
Changes in Assets and Liabilities and Other Non-Cash Items	35	(12)	81	(28)

Net Cash Flows — Operating Activities (GAAP)	55	70	187	163

Net Cash Flows — Investing Activities (GAAP)	(42)	(25)	(313)	(97)

Net Cash Flows — Financing Activities (GAAP)	(23)	(76)	133	(75)

Net Increase (Decrease) in Cash and Cash Equivalents (GAAP)	$(10)	$(31)	$7	$(9)

(1)	Adjusted EBITDA was calculated as follows:

	UniSource Energy
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	- Millions of Dollars -
Net Income (GAAP)	$(11)	$25	$(9)	$42
Amounts from the Income Statements:
Plus: Income Taxes	(4)	16	(1)	28
Total Interest Expense	31	34	93	103
Depreciation and Amortization	37	35	109	103
Amortization of Transition Recovery Asset	—	26	24	60
Depreciation included in Fuel and Other O&M Expense (see Note 13 of Notes to Consolidated Financial Statements)	2	2	5	5

Adjusted EBITDA (non-GAAP)	$55	$138	$221	$341

	TEP
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	- Millions of Dollars -
Net Income (GAAP)	$(12)	$26	$(15)	$39
Amounts from the Income Statements:
Plus: Income Taxes	(5)	16	(5)	25
Total Interest Expense	25	28	77	87
Depreciation and Amortization	31	29	93	88
Amortization of Transition Recovery Asset	—	26	24	60
Depreciation included in Fuel and Other O&M Expense (see Note 13 of Notes to Consolidated Financial Statements)	1	1	4	4

Adjusted EBITDA (non-GAAP)	$40	$126	$178	$303

Net Debt and Total Debt and Capital Lease Obligations — TEP
Net Debt represents the current and non-current portions of TEP’s long-term debt and capital lease obligations less investment in lease debt. Investment in lease debt is subtracted because it represents TEP’s ownership of the debt component of its own capital lease obligations. Net Debt measures presented may not be comparable to similarly titled measures used by other companies. Net Debt is not a measurement presented in accordance with GAAP and is not intended to represent debt as defined by GAAP. Net Debt should not be considered to be an alternative to debt or any other items calculated in accordance with GAAP.

	As of	As of
	September 30,	December
	2008	31, 2007
	- Millions of Dollars -
Net Debt (non-GAAP)	$1,354	$1,306
Total Debt and Capital Lease Obligations (GAAP)	$1,433	$1,411
Reconciliation of Total Debt and Capital Lease Obligations to Net Debt

	As of	As of
	September 30,	December
	2008	31, 2007
	- Millions of Dollars -
Total Debt (GAAP)	$904	$821

Capital Lease Obligations	511	531
Current Portion — Capital Lease Obligations	18	59

Total Debt and Capital Lease Obligations (GAAP)	1,433	1,411

Investment in Lease Debt	(79)	(105)

Net Debt (non-GAAP)	$1,354	$1,306

Ratio of Earnings to Fixed Charges
The following table reflects the ratio of earnings to fixed charges for UniSource Energy and TEP:

	9 Months Ended	12 Months Ended
	September 30, 2008	September 30, 2008
UniSource Energy	0.90	1.14

TEP	0.73	1.03
For purposes of this computation, earnings are defined as pre-tax earnings from continuing operations before minority interest, or income/loss from equity method investments, plus interest expense and amortization of debt discount and expense related to indebtedness. Fixed charges are interest expense, including amortization of debt discount and expense on indebtedness.
For the nine months ended September 30, 2008, UniSource Energy and TEP’s ratio of earnings to fixed charges less than 1.00. UniSource Energy and TEP’s earnings (as defined above) were deficient by $10 million and $22 million, respectively. The deficiencies are a result of: a provision for revenue subject to refund at TEP, partially offset by a decrease in TRA amortization; higher coal-related fuel expense at TEP; higher purchased power costs at TEP due partially to plant outages in the first and third quarters of 2008; lower retail sales at TEP due to mild weather and a weakening local economy; and a decrease in gains on the sale of SO2 emissions allowances.
ITEM 6. — EXHIBITS
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

UNISOURCE ENERGY CORPORATION (Registrant)
Date: November 7, 2008	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal Financial Officer

TUCSON ELECTRIC POWER COMPANY (Registrant)
Date: November 7, 2008	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal Financial Officer

EXHIBIT INDEX

12(a)	—	Computation of Ratio of Earnings to Fixed Charges — UniSource Energy.

12(b)	—	Computation of Ratio of Earnings to Fixed Charges — TEP.

15	—	Letter regarding unaudited interim financial information.

31(a)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — UniSource Energy, by James S. Pignatelli.

31(b)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — UniSource Energy, by Kevin P. Larson.

31(c)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — TEP, by James S. Pignatelli.

31(d)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — TEP, by Kevin P. Larson.

*32	—	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.