Form 10-Q
period 2013-09-30
UNS Energy Corp; TUCSON ELECTRIC POWER CO
filed 2013-11-07
CIK 941138, 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

As of October 25, 2013, 41,537,582 shares of UNS Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding. As of October 25, 2013, Tucson Electric Power Company had 32,139,434 shares of common stock outstanding, no par value, all of which were held by UNS Energy Corporation.

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

DEFINITIONS
The abbreviations and acronyms used in the 2013 third quarter report on Form 10-Q are defined below:

1992 Mortgage	TEP’s Indenture of Mortgage and Deed of Trust, dated as of December 1, 1992, to the Bank of New York Mellon, successor trustee, as supplemented
2010 TEP Reimbursement Agreement	Reimbursement Agreement, dated December 14, 2010, between TEP, as borrower, and a financial institution
2010 UNS Electric Rate Order	A rate order issued by the ACC resulting in a new rate structure for UNS Electric, effective September 1, 2010
2013 TEP Rate Order	A rate order issued by the ACC resulting in a new rate structure for TEP, effective July 1, 2013
2013 UNS Electric Settlement Agreement	A rate settlement agreement entered into by UNS Electric and various other parties
ACC	Arizona Corporation Commission
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company
BART	Best Available Retrofit Technology
Base O&M	A non-GAAP financial measure that represents the fundamental level of operating and maintenance expense related to our business
Base Rates
The portion of TEP’s and UNS Electric’s Retail Rates attributed to generation, transmission, distribution costs, and customer charge; and UNS Gas’ delivery costs and customer charge. Base Rates exclude costs that are passed through to customers for fuel and purchased energy costs

BLM	Bureau of Land Management
Btu	British thermal unit(s)
Capacity	The ability to produce power; the most power a unit can produce or the maximum that can be taken under a contract, measured in megawatts
CC&N	Certificate of Convenience and Necessity
Common Stock	UNS Energy Corporation’s common stock, without par value
Company	UNS Energy Corporation and its subsidiaries
Convertible Senior Notes	UNS Energy Corporation’s 4.5% Convertible Senior Notes
DSM	Demand Side Management
ECA	Environmental Compliance Adjustor
Electric EE Standards	Electric Energy Efficiency Standards
Entegra	Entegra Power Group LLC
EPA	Environmental Protection Agency
EPS	Earnings Per Share
ESP	Electric Service Providers
FAA	Federal Arbitration Act
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
FVRB	Fair Value Rate Base
Four Corners	Four Corners Generating Station
GAAP	Generally Accepted Accounting Principles
Gas EE Standards	Gas Energy Efficiency Standards
GBtu	Billion British thermal units
GWh	Gigawatt-hour(s)
Gila River Unit 3	Unit 3 of the Gila River Generating Station

v

Heating Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting the average of the high and low daily temperatures from 65
IRS	Internal Revenue Service
kV	Kilo-volt
kWh	Kilowatt-hour(s)
LFCR	Lost Fixed Cost Recovery Mechanism
LOC	Letter of Credit
LIBOR	London Interbank Offered Rate
Millennium	Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UNS Energy Corporation
MMBtu	Million British thermal units
Mortgage Bonds	Mortgage Bonds issued under the 1992 Mortgage
MW	Megawatt(s)
MWh	Megawatt-hour(s)
Navajo	Navajo Generating Station
Net Cash Flows after Capital Expenditures	A non-GAAP financial measure that compares capital expenditures relative to cash flows from operating activities
Net Cash Flows after Capital Expenditures and Required Payments on Capital Lease Obligations	A non-GAAP financial measure that compares capital expenditures and required payments on capital lease obligations relative to cash flows from operating activities
NMED	New Mexico Environmental Department
NSP	Negotiated Sales Program. A program in which UNS Gas sells natural gas to some of its large transportation customers.
NTUA	Navajo Tribal Utility Authority
NOx	Nitrogen Oxide
O&M	Operations and Maintenance
OATT	Open Access Transmission Tariff
OCRB	Original Cost Rate Base
PBI	Performance-Based Incentives paid to retail customers with solar installations based on metered renewable energy production over periods of 9 to 20 years
PGA	Purchased Gas Adjustor, a Retail Rate mechanism designed to recover the cost of gas purchased for retail gas customers
PNM	Public Service Company of New Mexico
PPA	Power Purchase Agreement
PPFAC	Purchased Power and Fuel Adjustment Clause
PSD	Prevention of Significant Deterioration
REC	Renewable Energy Credit
RES	Renewable Energy Standard
Retail Margin Revenues	A non-GAAP financial measure that demonstrates the underlying revenue trend and performance of our core utility businesses
Regional Haze Rules	Rules promulgated by the EPA to improve visibility at national parks and wilderness areas
Retail Rates	Rates designed to allow a regulated utility an opportunity to recover its reasonable operating and capital costs and earn a return on its utility plant in service
Rules	Retail Electric Competition Rules established by the ACC in 1999
San Juan	San Juan Generating Station
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SJCC	San Juan Coal Company
SNCR	Selective Non-Catalytic Reduction

SO2	Sulfur Dioxide
Springerville	Springerville Generating Station
Springerville Common Facilities	Facilities at Springerville used in common by all four Springerville units
Springerville Common Facilities Leases	Leveraged lease arrangements relating to an undivided one-half interest in certain Springerville Common Facilities
Springerville Unit 1	Unit 1 of the Springerville Generating Station
Springerville Unit 1 Leases	Leveraged lease arrangement relating to Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities
Springerville Unit 2	Unit 2 of the Springerville Generating Station
Springerville Unit 3	Unit 3 of the Springerville Generating Station
Springerville Unit 4	Unit 4 of the Springerville Generating Station
SRP	Salt River Project Agricultural Improvement and Power District
Sulfur Credits	Credits applied to the fuel invoice by the supplier when the sulfur content of delivered coal exceeds contractual levels
Sundt	H. Wilson Sundt Generating Station
Sundt Unit 4	Unit 4 of the H. Wilson Sundt Generating Station
TCA	Transmission Cost Adjustor
Tenth Circuit	The United States Court of Appeals for the Tenth Circuit
TEP	Tucson Electric Power Company, the principal subsidiary of UNS Energy Corporation
TEP Credit Agreement	Second Amended and Restated Credit Agreement between TEP and a syndicate of banks, dated as of November 9, 2010 (as amended)
TEP Revolving Credit Facility	Revolving credit facility under the TEP Credit Agreement
Therm	A unit of heating value equivalent to 100,000 Btus
Tri-State	Tri-State Generation and Transmission Association, Inc.
UED	UniSource Energy Development Company, a wholly-owned subsidiary of UNS Energy Corporation
UES	UniSource Energy Services, Inc., a wholly-owned subsidiary of UNS Energy, and intermediate holding company established to own the operating companies UNS Gas and UNS Electric
UNS Credit Agreement	Second Amended and Restated Credit Agreement between UNS Energy Corporation and a syndicate of banks, dated as of November 9, 2010 (as amended)
UNS Electric	UNS Electric, Inc., a wholly-owned subsidiary of UES
UNS Energy	UNS Energy Corporation (formerly known as UniSource Energy Corporation)
UNS Gas	UNS Gas, Inc., a wholly-owned subsidiary of UES
UNS Gas/UNS Electric Revolver
Revolving credit facility under the Second Amended and Restated Credit Agreement among UNS Gas and UNS Electric as borrowers, UES as guarantor, and a syndicate of banks, dated as of November 9, 2010 (as amended)

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
UNS Energy Corporation:
We have reviewed the accompanying condensed consolidated balance sheet of UNS Energy Corporation and its subsidiaries (the “Company”) as of September 30, 2013, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2013 and 2012, the condensed consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, the condensed consolidated statement of changes in stockholders’ equity for the nine-month period ended September 30, 2013 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.
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
November 6, 2013

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of
Tucson Electric Power Company:
We have reviewed the accompanying condensed consolidated balance sheet of Tucson Electric Power Company and its subsidiaries (the “Company”) as of September 30, 2013, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2013 and 2012, the condensed consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, the condensed consolidated statement of changes in stockholder’s equity for the nine-month period ended September 30, 2013 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.
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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
November 6, 2013

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended			Nine Months Ended
September 30,			September 30,
2013	2012		2013	2012
(Unaudited)			(Unaudited)
Thousands of Dollars			Thousands of Dollars
(Except Per Share Amounts)			(Except Per Share Amounts)
		Operating Revenues
$362,244	$353,473	Electric Retail Sales	$868,523	$850,975
27,529	29,341	Electric Wholesale Sales	92,581	88,469
15,430	15,407	Gas Retail Sales	86,432	85,621
31,838	35,887	Other Revenues	86,863	88,427
437,041	434,108	Total Operating Revenues	1,134,399	1,113,492
		Operating Expenses
85,102	92,873	Fuel	253,249	245,933
67,429	57,085	Purchased Energy	189,384	165,078
8,061	4,500	Transmission and Other PPFAC Recoverable Costs	15,768	10,738
(3,521)	18,076	Increase (Decrease) to Reflect PPFAC/PGA Recovery Treatment	(6,814)	29,730
157,071	172,534	Total Fuel and Purchased Energy	451,587	451,479
93,202	98,346	Operations and Maintenance	278,245	283,587
38,204	35,145	Depreciation	111,175	105,319
5,193	9,069	Amortization	21,600	26,845
13,606	12,605	Taxes Other Than Income Taxes	41,329	37,385
307,276	327,699	Total Operating Expenses	903,936	904,615
129,765	106,409	Operating Income	230,463	208,877
		Other Income (Deductions)
2	340	Interest Income	31	981
2,044	1,011	Other Income	5,545	3,855
(438)	(752)	Other Expense	(1,817)	(1,508)
731	581	Appreciation (Depreciation) in Fair Value of Investments	1,864	1,621
2,339	1,180	Total Other Income (Deductions)	5,623	4,949
		Interest Expense
17,580	17,074	Long-Term Debt	53,534	53,811
6,323	8,507	Capital Leases	18,821	25,105
230	692	Other Interest Expense	183	1,712
(933)	(459)	Interest Capitalized	(2,352)	(1,646)
23,200	25,814	Total Interest Expense	70,186	78,982
108,904	81,775	Income Before Income Taxes	165,900	134,844
40,914	31,111	Income Tax Expense	51,947	51,430
$67,990	$50,664	Net Income	$113,953	$83,414
		Weighted-Average Shares of Common Stock Outstanding (000)
41,650	41,446	Basic	41,596	39,983
42,028	41,863	Diluted	41,941	41,719
		Earnings Per Share
$1.63	$1.22	Basic	$2.74	$2.09
$1.62	$1.21	Diluted	$2.72	$2.03
$0.435	$0.43	Dividends Declared Per Share	$1.305	$1.29
See Notes to Condensed Consolidated Financial Statements.

UNS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended			Nine Months Ended
September 30,			September 30,
2013	2012		2013	2012
(Unaudited)			(Unaudited)
Thousands of Dollars			Thousands of Dollars
		Comprehensive Income
$67,990	$50,664	Net Income	$113,953	$83,414

		Other Comprehensive Income
		Net Changes in Fair Value of Cash Flow Hedges:
685	370	net of income tax expense of $(448) and $(244)
		net of income tax expense of $(1,459) and $(421)	2,229	641

		Supplemental Executive Retirement Plan (SERP) Benefit Amortization:
68	55	net of income tax expense of $(42) and $(34)
		net of income tax expense of $(127) and $(50)	205	219

753	425	Total Other Comprehensive Income, Net of Income Tax Expense	2,434	860
$68,743	$51,089	Total Comprehensive Income	$116,387	$84,274
See Notes to Condensed Consolidated Financial Statements.

UNS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
	Thousands of Dollars
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$912,098	$894,195
Cash Receipts from Electric Wholesale Sales	118,341	107,854
Cash Receipts from Gas Retail Sales	109,994	114,055
Cash Receipts from Operating Springerville Units 3 & 4	75,552	75,715
Cash Receipts from Gas Wholesale Sales	3,558	565
Interest Received	516	2,884
Income Tax Refunds Received	—	307
Other Cash Receipts	23,514	18,810
Fuel Costs Paid	(218,712)	(239,397)
Purchased Energy Costs Paid	(217,522)	(189,927)
Payment of Operations and Maintenance Costs	(199,939)	(207,780)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(124,782)	(128,513)
Wages Paid, Net of Amounts Capitalized	(96,899)	(94,815)
Interest Paid, Net of Amounts Capitalized	(50,108)	(52,593)
Capital Lease Interest Paid	(21,698)	(27,895)
Income Taxes Paid	(316)	—
Other Cash Payments	(8,563)	(5,327)
Net Cash Flows—Operating Activities	305,034	268,138
Cash Flows from Investing Activities
Capital Expenditures	(238,463)	(232,036)
Purchase of Intangibles—Renewable Energy Credits	(20,429)	(7,554)
Deposit—San Juan Mine Reclamation Trust	—	(1,107)
Other Cash Payments	—	(232)
Return of Investments in Springerville Lease Debt	9,104	19,278
Restricted Cash Released	4,500	—
Proceeds from Note Receivable	—	12,500
Insurance Proceeds for Replacement Assets	—	2,875
Other Cash Receipts	6,625	14,484
Net Cash Flows—Investing Activities	(238,663)	(191,792)
Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facilities	130,000	342,000
Repayments of Borrowings Under Revolving Credit Facilities	(100,000)	(346,000)
Payments of Capital Lease Obligations	(99,621)	(89,452)
Common Stock Dividends Paid	(54,146)	(51,852)
Proceeds from Issuance of Long-Term Debt	—	149,513
Repayments of Long-Term Debt	—	(9,341)
Payment of Debt Issue/Retirement Costs	(1,022)	(3,349)
Proceeds from Stock Options Exercised	2,724	3,529
Proceeds from Common Stock Issuance	408	—
Other Cash Receipts	4,721	2,935
Other Cash Payments	(962)	(718)
Net Cash Flows—Financing Activities	(117,898)	(2,735)
Net Increase (Decrease) in Cash and Cash Equivalents	(51,527)	73,611
Cash and Cash Equivalents, Beginning of Year	123,918	76,390
Cash and Cash Equivalents, End of Period	$72,391	$150,001
See Note 10 for supplemental cash flow information.
See Notes to Condensed Consolidated Financial Statements.

UNS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
	Thousands of Dollars
ASSETS
Utility Plant
Plant in Service	$5,114,426	$5,005,768
Utility Plant Under Capital Leases	621,247	582,669
Construction Work in Progress	211,100	128,621
Total Utility Plant	5,946,773	5,717,058
Less Accumulated Depreciation and Amortization	(1,966,801)	(1,921,733)
Less Accumulated Amortization of Capital Lease Assets	(509,712)	(494,962)
Total Utility Plant—Net	3,470,260	3,300,363
Investments and Other Property
Investments in Lease Equity	36,230	36,339
Other	33,441	36,537
Total Investments and Other Property	69,671	72,876
Current Assets
Cash and Cash Equivalents	72,391	123,918
Accounts Receivable—Customer	127,316	93,742
Unbilled Accounts Receivable	55,730	53,568
Allowance for Doubtful Accounts	(7,215)	(6,545)
Materials and Supplies	89,302	93,322
Fuel Inventory	44,458	62,019
Deferred Income Taxes—Current	66,520	34,260
Regulatory Assets—Current	52,709	51,619
Investments in Lease Debt	—	9,118
Derivative Instruments	1,620	3,165
Other	26,882	33,567
Total Current Assets	529,713	551,753
Regulatory and Other Assets
Regulatory Assets—Noncurrent	200,705	191,077
Derivative Instruments	752	3,801
Other Assets	22,704	20,559
Total Regulatory and Other Assets	224,161	215,437
Total Assets	$4,293,805	$4,140,429
See Notes to Condensed Consolidated Financial Statements.

 (Continued)

UNS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
	Thousands of Dollars
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$1,132,286	$1,065,465
Capital Lease Obligations	130,088	262,138
Long-Term Debt	1,505,536	1,498,442
Total Capitalization	2,767,910	2,826,045
Current Liabilities
Current Obligations Under Capital Leases	169,060	90,583
Borrowings Under Revolving Credit Facilities	23,000	—
Accounts Payable—Trade	91,615	107,740
Accrued Taxes Other than Income Taxes	60,657	41,939
Accrued Employee Expenses	26,000	24,094
Accrued Interest	22,343	31,950
Regulatory Liabilities—Current	56,987	43,516
Customer Deposits	30,564	34,048
Derivative Instruments	12,988	14,742
Other	14,521	10,517
Total Current Liabilities	507,735	399,129
Deferred Credits and Other Liabilities
Deferred Income Taxes—Noncurrent	482,516	364,756
Regulatory Liabilities—Noncurrent	297,699	279,111
Pension and Other Retiree Benefits	141,997	159,401
Derivative Instruments	7,183	12,709
Other	88,765	99,278
Total Deferred Credits and Other Liabilities	1,018,160	915,255
Commitments, Contingencies, and Environmental Matters (Note 4)
Total Capitalization and Other Liabilities	$4,293,805	$4,140,429
See Notes to Condensed Consolidated Financial Statements.
(Concluded)

UNS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Shares Outstanding*	Common Stock	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Thousands of Shares	(Unaudited) Thousands of Dollars
Balances at December 31, 2012	41,344	$882,138	$193,117	$(9,790)	$1,065,465
Comprehensive Income
2013 Year-to-Date Net Income			113,953		113,953
Other Comprehensive Income, net of $(1,586) income taxes				2,434	2,434
Total Comprehensive Income					116,387
Dividends, Including Non-Cash Dividend Equivalents			(54,733)		(54,733)
Shares Issued Under Dividend Reinvestment Plan	9	408			408
Shares Issued for Stock Options	85	2,724			2,724
Shares Issued Under Performance Share Awards	57	—			—
Other		2,035			2,035
Balances at September 30, 2013	41,495	$887,305	$252,337	$(7,356)	$1,132,286

* UNS Energy has 75 million authorized shares of Common Stock.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended			Nine Months Ended
September 30,			September 30,
2013	2012		2013	2012
(Unaudited)			(Unaudited)
Thousands of Dollars			Thousands of Dollars
		Operating Revenues
$310,632	$302,893	Electric Retail Sales	$739,147	$716,993
26,563	25,448	Electric Wholesale Sales	90,503	77,488
34,044	38,569	Other Revenues	93,603	95,826
371,239	366,910	Total Operating Revenues	923,253	890,307
		Operating Expenses
82,065	88,402	Fuel	247,417	237,930
42,477	27,576	Purchased Power	89,815	62,064
4,940	1,914	Transmission and Other PPFAC Recoverable Costs	7,535	4,277
(7,992)	20,025	Increase (Decrease) to Reflect PPFAC Recovery Treatment	(5,079)	25,150
121,490	137,917	Total Fuel and Purchased Energy	339,688	329,421
79,335	86,942	Operations and Maintenance	239,170	248,092
30,311	27,644	Depreciation	87,729	82,656
6,118	10,001	Amortization	24,393	29,621
10,808	10,327	Taxes Other Than Income Taxes	32,916	30,325
248,062	272,831	Total Operating Expenses	723,896	720,115
123,177	94,079	Operating Income	199,357	170,192
		Other Income (Deductions)
6	28	Interest Income	14	97
1,466	952	Other Income	3,904	3,041
(2,776)	(1,945)	Other Expense	(7,493)	(4,886)
731	581	Appreciation (Depreciation) in Fair Value of Investments	1,864	1,621
(573)	(384)	Total Other Income (Deductions)	(1,711)	(127)
		Interest Expense
13,848	13,268	Long-Term Debt	42,412	40,562
6,323	8,507	Capital Leases	18,821	25,105
82	562	Other Interest Expense	(86)	1,338
(644)	(361)	Interest Capitalized	(1,671)	(1,381)
19,609	21,976	Total Interest Expense	59,476	65,624
102,995	71,719	Income Before Income Taxes	138,170	104,441
38,828	27,150	Income Tax Expense	41,737	39,423
$64,167	$44,569	Net Income	$96,433	$65,018
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended			Nine Months Ended
September 30,			September 30,
2013	2012		2013	2012
(Unaudited)			(Unaudited)
Thousands of Dollars			Thousands of Dollars
		Comprehensive Income
$64,167	$44,569	Net Income	$96,433	$65,018

		Other Comprehensive Income
		Net Changes in Fair Value of Cash Flow Hedges:
700	465	net of income tax expense of $(458) and $(304)
		net of income tax expense of $(1,412) and $(584)	2,156	891

		SERP Benefit Amortization:
68	55	net of income tax expense of $(42) and $(34)
		net of income tax expense of $(127) and $(50)	205	219

768	520	Total Other Comprehensive Income, Net of Income Tax Expense	2,361	1,110
$64,935	$45,089	Total Comprehensive Income	$98,794	$66,128
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
	Thousands of Dollars
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$769,433	$748,936
Cash Receipts from Electric Wholesale Sales	107,997	89,902
Cash Receipts from Operating Springerville Units 3 & 4	75,552	75,715
Reimbursement of Affiliate Charges	17,639	16,783
Cash Receipts from Gas Wholesale Sales	3,209	153
Interest Received	509	2,014
Income Tax Refunds Received	77	200
Other Cash Receipts	18,240	14,528
Fuel Costs Paid	(214,722)	(233,457)
Payment of Operations and Maintenance Costs	(193,290)	(200,569)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(97,419)	(99,249)
Purchased Power Costs Paid	(87,110)	(60,684)
Wages Paid, Net of Amounts Capitalized	(80,964)	(77,820)
Interest Paid, Net of Amounts Capitalized	(36,671)	(35,728)
Capital Lease Interest Paid	(21,698)	(27,893)
Income Taxes Paid	—	(1,796)
Other Cash Payments	(6,603)	(3,884)
Net Cash Flows—Operating Activities	254,179	207,151
Cash Flows from Investing Activities
Capital Expenditures	(180,451)	(196,429)
Purchase of Intangibles—Renewable Energy Credits	(17,552)	(6,436)
Deposit—San Juan Mine Reclamation Trust	—	(1,107)
Return of Investments in Springerville Lease Debt	9,104	19,278
Restricted Cash Released	4,500	—
Insurance Proceeds for Replacement Assets	—	2,875
Other Cash Receipts	4,656	9,207
Net Cash Flows—Investing Activities	(179,743)	(172,612)
Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facility	78,000	189,000
Repayments of Borrowings Under Revolving Credit Facility	(78,000)	(199,000)
Payments of Capital Lease Obligations	(99,621)	(89,452)
Dividends Paid to UNS Energy	(20,000)	—
Proceeds from Issuance of Long-Term Debt	—	149,513
Repayments of Long-Term Debt	—	(6,535)
Payment of Debt Issue/Retirement Costs	(1,022)	(3,349)
Other Cash Receipts	1,976	1,292
Other Cash Payments	(726)	(530)
Net Cash Flows—Financing Activities	(119,393)	40,939
Net Increase (Decrease) in Cash and Cash Equivalents	(44,957)	75,478
Cash and Cash Equivalents, Beginning of Year	79,743	27,718
Cash and Cash Equivalents, End of Period	$34,786	$103,196
See Note 10 for supplemental cash flow information.
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
	Thousands of Dollars
ASSETS
Utility Plant
Plant in Service	$4,434,770	$4,348,041
Utility Plant Under Capital Leases	621,247	582,669
Construction Work in Progress	153,258	98,460
Total Utility Plant	5,209,275	5,029,170
Less Accumulated Depreciation and Amortization	(1,811,806)	(1,783,787)
Less Accumulated Amortization of Capital Lease Assets	(509,712)	(494,962)
Total Utility Plant—Net	2,887,757	2,750,421
Investments and Other Property
Investments in Lease Equity	36,230	36,339
Other	32,009	35,091
Total Investments and Other Property	68,239	71,430
Current Assets
Cash and Cash Equivalents	34,786	79,743
Accounts Receivable—Customer	105,646	71,813
Unbilled Accounts Receivable	46,240	33,782
Allowance for Doubtful Accounts	(5,238)	(4,598)
Accounts Receivable—Due from Affiliates	3,963	5,720
Materials and Supplies	76,255	80,377
Fuel Inventory	44,162	61,737
Deferred Income Taxes—Current	69,985	37,212
Regulatory Assets—Current	36,283	34,345
Investments in Lease Debt	—	9,118
Derivative Instruments	1,047	2,230
Other	20,605	32,163
Total Current Assets	433,734	443,642
Regulatory and Other Assets
Regulatory Assets—Noncurrent	186,626	178,330
Derivative Instruments	259	1,354
Other Assets	17,525	15,869
Total Regulatory and Other Assets	204,410	195,553
Total Assets	$3,594,140	$3,461,046
See Notes to Condensed Consolidated Financial Statements.
(Continued)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
	Thousands of Dollars
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$939,721	$860,927
Capital Lease Obligations	130,088	262,138
Long-Term Debt	1,223,536	1,223,442
Total Capitalization	2,293,345	2,346,507
Current Liabilities
Current Obligations Under Capital Leases	169,060	90,583
Accounts Payable—Trade	75,834	82,122
Accounts Payable—Due to Affiliates	2,981	3,134
Accrued Taxes Other than Income Taxes	50,465	33,060
Accrued Employee Expenses	22,937	20,715
Accrued Interest	20,503	26,965
Regulatory Liabilities—Current	26,440	20,822
Customer Deposits	21,251	24,846
Derivative Instruments	7,060	4,899
Other	9,336	7,085
Total Current Liabilities	405,867	314,231
Deferred Credits and Other Liabilities
Deferred Income Taxes—Noncurrent	421,621	319,216
Regulatory Liabilities—Noncurrent	259,523	241,189
Pension and Other Retiree Benefits	132,491	149,718
Derivative Instruments	4,950	10,565
Other	76,343	79,620
Total Deferred Credits and Other Liabilities	894,928	800,308
Commitments, Contingencies, and Environmental Matters (Note 4)
Total Capitalization and Other Liabilities	$3,594,140	$3,461,046
See Notes to Condensed Consolidated Financial Statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

	Common Stock	Capital Stock Expense	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity
	(Unaudited) Thousands of Dollars
Balances at December 31, 2012	$888,971	$(6,357)	$(12,157)	$(9,530)	$860,927
Comprehensive Income
2013 Year-to-Date Net Income			96,433		96,433
Other Comprehensive Income, net of $(1,539) income taxes				2,361	2,361
Total Comprehensive Income					98,794
Dividends Paid			(20,000)		(20,000)
Balances at September 30, 2013	$888,971	$(6,357)	$64,276	$(7,169)	$939,721
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

REVISION OF PRIOR PERIOD UNS ENERGY INCOME STATEMENT

During the first three quarters of 2012, we incorrectly reported UNS Electric's sales and purchase contracts which did not result in the physical delivery of energy. The transactions were reported on a gross basis rather than on a net basis. This error resulted in an equal and offsetting overstatement of Electric Wholesale Sales and Purchased Energy in the income statements of $3 million for the three months ended and $10 million for the nine months ended September 30, 2012. This error had no impact on operating income, net income, accumulated earnings, or cash flows.

We assessed the impact of this error on prior period financial statements and concluded it was not material to any period. However, this error was significant to individual income statement line items. As a result, in accordance with GAAP, we revised our prior period income statement as follows:

	UNS Energy
	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	As Reported	As Revised	As Reported	As Revised
	Thousands of Dollars		Thousands of Dollars
Income Statement
Electric Wholesale Sales	$32,494	$29,341	$98,282	$88,469
Purchased Energy	60,238	57,085	174,891	165,078
Total Fuel and Purchased Energy	175,687	172,534	461,292	451,479
Total Operating Expenses	330,852	327,699	914,428	904,615
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In 2013, we adopted authoritative guidance that:

•	Requires disclosure related to offsetting derivative assets and derivative liabilities in accordance with GAAP. See Note 11.

•	Requires additional disclosures for amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) by component. See Note 12.

•
Allows an entity to perform a qualitative analysis to determine if additional testing for impairment of indefinite-lived intangible assets is required. Based on our qualitative analysis, we had no impairment indicator as our only indefinite-lived intangible assets, Renewable Energy Credits (RECs), are currently recoverable under the Renewable Energy Standard (RES) as we use the RECs to comply with the standard’s renewable resources requirements.

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
2013 TEP RATE ORDER
In June 2013, the ACC issued the 2013 TEP Rate Order that resolved the rate case filed by TEP in July 2012 which was based on a test year ended December 31, 2011. The 2013 TEP Rate Order approved new rates effective July 1, 2013.

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

The 2013 TEP Rate Order also includes the following cost recovery mechanisms:

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

•	a modification of the PPFAC mechanism to include recovery of generation-related lime costs offset by Sulfur Credits.

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

PENDING UNS ELECTRIC RATE CASE

In December 2012, UNS Electric filed a rate case application with the ACC as required by the ACC in UNS Electric's 2010 Rate Order. UNS Electric's rate filing was based on a test year ended June 30, 2012.

In September 2013, UNS Electric, the staff of the ACC, and certain other parties to UNS Electric's pending rate case proceeding entered into a settlement agreement (2013 UNS Electric Settlement Agreement). The 2013 UNS Electric Settlement Agreement requires the approval of the ACC before new rates can become effective.

The terms of the 2013 UNS Electric Settlement Agreement include, but are not limited to:

•	an increase in non-fuel retail Base Rates of approximately $3 million;

•	an OCRB of approximately $213 million and a FVRB of approximately $283 million;

•	a return on equity of 9.50% and a long-term cost of debt of 5.97% resulting in a weighted average cost of capital of 7.83%;

•	a 0.50% return on the fair value increment of rate base (the fair value increment of rate base represents the difference between OCRB and FVRB of approximately $70 million); and

•	a capital structure of 52.6% equity and 47.4% long-term debt.

The 2013 UNS Electric Settlement Agreement also includes the following cost recovery mechanisms:

•	an LFCR mechanism to recover certain non-fuel costs related to kWh sales lost due to energy efficiency programs and distributed generation; and

•	a Transmission Cost Adjustor (TCA). The TCA would allow more timely recovery of transmission costs associated with serving retail customers.

UNS GAS PURCHASED GAS ADJUSTOR
In October 2013, the ACC approved an increase to the existing Purchased Gas Adjustor (PGA) credit from 4.5 cents per therm to 10 cents per therm in order to reduce the over-collected PGA bank balance. The new PGA credit will be effective for the period November 1, 2013 through April 30, 2014. At September 30, 2013, the PGA bank balance was over-collected by $17 million on a billed-to-customer basis.
REGULATORY ASSETS AND LIABILITIES
The following table summarizes changes in regulatory assets and liabilities since December 31, 2012:

	September 30, 2013		December 31, 2012
	UNS Energy	TEP	UNS Energy	TEP
	Millions of Dollars
Regulatory Assets – Current	$53	$36	$52	$34
Regulatory Assets – Noncurrent (1)	201	187	191	178
Regulatory Liabilities – Current (2)	(57)	(26)	(44)	(21)
Regulatory Liabilities – Noncurrent (3)	(298)	(260)	(279)	(241)
Total Net Regulatory Assets (Liabilities)	$(101)	$(63)	$(80)	$(50)

(1)
Regulatory Assets – Noncurrent increased reflecting a newly created regulatory asset primarily for the investment tax credit basis adjustment. See Note 6. This regulatory asset does not earn a return and will be recovered through future

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

rates. The increase is also related to the addition of deferred rate case costs that do not earn a return and will be recovered over a four year period.

(2)
Regulatory Liabilities – Current increased because purchased energy costs are over recovered following deferral of coal costs related to the San Juan mine fire, as discussed above. The regulatory asset related to these deferred costs does not earn a return and will be recovered at the time of the final insurance settlement.

(3)	Regulatory Liabilities – Noncurrent increased due to the collection of amounts in rates for future asset removal costs that have not yet been expended.

FUTURE IMPLICATIONS OF DISCONTINUING APPLICATION OF REGULATORY ACCOUNTING

If our regulated operations no longer met the requirements to apply regulatory accounting we would remove our regulatory assets and liabilities by:

•	writing off the remaining regulatory assets as an expense and regulatory liabilities as income in the income statements; and

•	reflecting regulatory pension assets as part of AOCI.
If we had stopped applying regulatory accounting at September 30, 2013:

•	TEP would have recorded an extraordinary after-tax gain of $113 million and an after-tax loss in AOCI of $75 million;

•	UNS Gas would have recorded an extraordinary after-tax gain of $26 million and an after-tax loss in AOCI of $2 million; and

•	UNS Electric would have recorded an extraordinary after-tax gain of $3 million and an after-tax loss in AOCI of $3 million.

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

(1)	TEP, a regulated electric utility and our largest subsidiary

(2)	UNS Gas, a regulated gas distribution utility

(3)	UNS Electric, a regulated electric utility

We disclose selected financial data for our reportable segments in the following table:

	Reportable Segments
	TEP	UNS Gas	UNS Electric	Non-Reportable Segments	Reconciling Adjustments	UNS Energy Consolidated
	Millions of Dollars
Income Statement
Three Months Ended September 30, 2013
Operating Revenues – External	$367	$16	$54	$—	$—	$437
Operating Revenues – Intersegment(1)	4	2	—	4	(10)	—
Net Income	64	(1)	5	—	—	68

Three Months Ended September 30, 2012
Operating Revenues – External	$362	$16	$56	$—	$—	$434
Operating Revenues – Intersegment(1)	5	2	—	5	(12)	—
Net Income	45	—	6	—	—	51

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

	Reportable Segments
	TEP	UNS Gas	UNS Electric	Non-Reportable Segments	Reconciling Adjustments	UNS Energy Consolidated
	Millions of Dollars
Income Statement
Nine Months Ended September 30, 2013
Operating Revenues – External	$910	$90	$134	$—	$—	$1,134
Operating Revenues – Intersegment(1)	13	3	1	12	(29)	—
Net Income	96	6	11	1	—	114

Nine Months Ended September 30, 2012
Operating Revenues – External	$877	$89	$147	$—	$—	$1,113
Operating Revenues – Intersegment(1)	13	4	1	14	(32)	—
Net Income	65	5	14	(1)	—	83

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

NOTE 4. COMMITMENTS, CONTINGENCIES, AND ENVIRONMENTAL MATTERS
In addition those reported in our 2012 Annual Report on Form 10-K, we entered into the following new long-term commitments through September 30, 2013:
TEP COMMITMENTS

	Purchase Commitments
	2013	2014	2015	2016	2017	Thereafter	Total
	Millions of Dollars
Purchased Power, Including Renewable PPA(1)	$2	$18	$6	$4	$4	$58	$92
Capital Lease Obligations(2)	—	—	46	—	—	—	46
RES Performance-Based Incentives(3)	1	1	1	1	1	7	12
Fuel Transportation(4)	4	5	5	5	5	1	25
Total Purchase Commitments	$7	$24	$58	$10	$10	$66	$175

(1)
Purchased Power costs are recoverable from customers through the PPFAC. A portion of the Renewable Power Purchase Agreement (PPA) is recoverable through the PPFAC, with the balance recoverable through the RES tariff.

(2)	In the third and fourth quarters of 2013, TEP entered into agreements to purchase certain Springerville Unit 1 leased interests. See Note 5.

(3)	The RES Performance-Based Incentive (PBI) costs are recoverable through the RES tariff.

(4)	Fuel Transportation costs are recoverable from customers through the PPFAC.
UNS GAS COMMITMENTS
Forward Energy Contracts
UNS Gas entered into new forward energy commitments that settle through 2016 at fixed prices per million British thermal units (MMBtu). UNS Gas’ minimum payment obligations for these purchases are $2 million in 2014, $3 million in 2015, and $2 million in 2016.
Fuel Transportation
UNS Gas entered into revised gas transportation agreements in August 2013. UNS Gas anticipates that its commitments will increase by $3 million in 2013, $9 million each year in 2014 through 2016, $10 million in 2017, and $56 million thereafter.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

UNS ELECTRIC COMMITMENTS
Purchased Power Contracts
UNS Electric entered into new forward purchased power commitments that will settle through 2015 at fixed prices per MWh. UNS Electric’s minimum payment obligations for these purchases are $1 million in 2014 and $4 million in 2015.
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
In August 2013, the Bureau of Land Management (BLM) proposed regulations that, among other things, redefine the term “underground mine” to exclude high-wall mining operations and impose a higher surface mine coal royalty on high-wall mining. SJCC utilized high-wall mining techniques at its surface mines prior to beginning underground mining operations in January 2003. If the proposed regulations become effective, SJCC may be subject to additional royalties on coal delivered to San Juan between August 2000 and January 2003 totaling approximately $5 million of which TEP’s proportionate share would approximate $1 million. TEP cannot predict the final outcome of the BLM’s proposed regulations.
Claims Related to Four Corners Generating Station
In October 2011, EarthJustice, on behalf of several environmental organizations, filed a lawsuit in the United States District Court for the District of New Mexico against Arizona Public Service Company (APS) and the other Four Corners Generating Station (Four Corners) participants alleging violations of the Prevention of Significant Deterioration (PSD) provisions of the Clean Air Act at Four Corners. In January 2012, EarthJustice amended their complaint alleging violations of New Source Performance Standards resulting from equipment replacements at Four Corners. Among other things, the plaintiffs seek to have the court issue an order to cease operations at Four Corners until any required PSD permits are issued and order the payment of civil penalties, including a beneficial mitigation project. In April 2012, APS filed motions to dismiss with the court for all claims asserted by EarthJustice in the amended complaint. All parties filed a joint motion to stay until December 1, 2013.
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
In May 2013, the New Mexico Taxation and Revenue Department issued a notice of assessment for coal severance tax, penalties, and interest totaling $30 million to the coal supplier at Four Corners. The coal supplier and Four Corners’ operating agent intend to contest the validity of the assessment on behalf of the participants in Four Corners, who will be liable for their share of any resulting liabilities. TEP’s share of the assessment based on its ownership of Four Corners is approximately $1 million. TEP cannot predict the outcome or timing of resolution of this claim.
Mine Closure Reclamation at Generating Stations Not Operated by TEP
TEP pays ongoing reclamation costs related to coal mines that supply generating stations in which TEP has an ownership interest but does not operate. TEP is liable for a portion of final reclamation costs upon closure of the mines servicing Navajo, San Juan, and Four Corners. TEP’s share of reclamation costs is expected to be $27 million upon expiration of the coal supply agreements, which expire between 2016 and 2019. The reclamation liability (present value of future liability) recorded was $18 million at September 30, 2013 and $16 million at December 31, 2012.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

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
RESOLUTION OF TEP CONTINGENCIES
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
Navajo
Based on the EPA’s standards, Navajo may require mercury and particulate matter emission control equipment by 2015. TEP’s share of the estimated capital cost of this equipment is less than $1 million for mercury control and about $43 million if the installation of baghouses to control particulates is necessary. The operator of Navajo is currently analyzing the need for baghouses under various regulatory scenarios, which will be affected by final Best Available Retrofit Technology (BART) rules when issued. TEP expects its share of the annual operating costs for mercury control and baghouses to be less than $1 million each.
San Juan
TEP expects San Juan’s current emission controls to be adequate to comply with the EPA’s final standards.
Four Corners
Based on the EPA’s final standards, Four Corners may require mercury emission control equipment by 2015. TEP's share of the estimated capital cost of this equipment is less than $1 million. TEP expects its share of the annual operating cost of the mercury emission control equipment to be less than $1 million.
Springerville Generating Station
Based on the EPA’s final standards, Springerville Generating Station (Springerville) may require mercury emission control equipment by 2015. The estimated capital cost of this equipment for Springerville Units 1 and 2 is about $5 million. TEP expects the annual operating cost of the mercury emission control equipment to be about $3 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

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
Navajo
In January 2013, the EPA proposed a BART determination that would require the installation of Selective Catalytic Reduction (SCR) technology on all three units at Navajo by 2023. In July 2013, SRP, along with other stakeholders including impacted government agencies, environmental organizations, and tribal representatives, submitted an agreement to the EPA that would achieve greater NOx emission reductions than the EPA's proposed BART rule. In September 2013, EPA issued a supplemental proposal incorporating the provisions of the agreement as a better-than-BART alternative.
Among other things, the agreement calls for the shut down of one unit or an equivalent reduction in emissions by 2020. The shutdown of one unit will not impact the total amount of energy delivered to TEP from Navajo. Additionally, the remaining Navajo participants would be required to install SCR or an equivalent technology on the remaining two units by 2030. As part of the agreement, the current owners have committed to cease their operation of conventional coal-fired generation at Navajo no later than December 2044. The Navajo Nation can continue operation after 2044 at its election. If SCR technology is ultimately implemented at Navajo, TEP estimates its share of the capital cost will be $42 million. Also, the installation of SCR technology at Navajo could increase the power plant's particulate emissions which may require that baghouses be installed. TEP estimates that its share of the capital expenditure for baghouses would be about $43 million. TEP's share of annual operating costs for SCR and baghouses is estimated at less than $1 million each.
San Juan
In August 2011, the EPA issued a Federal Implementation Plan (FIP) establishing new emission limits for air pollutants at San Juan. These requirements are more stringent than those proposed by the State of New Mexico. The FIP requires the installation of SCR technology with sorbent injection on all four units to reduce NOx and control sulfuric acid emissions by September 2016. TEP estimates its share of the cost to install SCR technology with sorbent injection to be between $180 million and $200 million. TEP expects its share of the annual operating costs for SCR technology to be approximately $6 million.
In 2011, Public Service Company of New Mexico (PNM) filed a petition for review of, and a motion to stay, the FIP with the United States Court of Appeals for the Tenth Circuit (Tenth Circuit). In addition, the operator filed a request for reconsideration of the rule with the EPA and a request to stay the effectiveness of the rule pending the EPA's reconsideration and review by the Tenth Circuit. The State of New Mexico filed similar motions with the Tenth Circuit and the EPA. Several environmental groups were granted permission to join in opposition to PNM's petition to review in the Tenth Circuit. In addition, WildEarth Guardians filed a separate appeal against the EPA challenging the FIP's five-year implementation schedule. PNM was granted permission to join in opposition to that appeal. In March 2012, the Tenth Circuit denied PNM's and the State of New Mexico's motion for stay. Oral argument on the appeal was heard in October 2012 and the parties are currently awaiting the court's decision. In February 2013, the Tenth Circuit referred the litigation to the Tenth Circuit Mediation Office, which has authority to require the parties to attend mediation conferences to informally resolve issues in the pending appeals.
In February 2013, the State of New Mexico, the EPA, and PNM signed a non-binding agreement that outlines an alternative to the FIP. The terms of the agreement include: the retirement of San Juan Units 2 and 3 by December 31, 2017; the replacement by PNM of those units with non-coal generation sources; and the installation of Selective Non-Catalytic Reduction technology (SNCR) on San Juan Units 1 and 4 by January 2016 or later depending on the timing of EPA approvals. The New Mexico Environmental Department (NMED) prepared a revision to the regional haze SIP incorporating the provisions of the agreement, and in September 2013, the New Mexico Environmental Improvement Board approved the SIP revision. The SIP revision now awaits final EPA approval.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

TEP estimates its share of the cost to install SNCR technology on San Juan Unit 1 would be approximately $35 million. TEP's share of incremental annual operating costs for SNCR is estimated at $1 million. TEP owns 340 MW, or 50%, of San Juan Units 1 and 2. At September 30, 2013, the book value of TEP's share of San Juan Unit 2 was $114 million. If Unit 2 is retired early, we expect to request ACC approval to recover, over a reasonable time period, all costs associated with the early closure of the unit. We are evaluating various replacement resources. Any decision regarding early closure and replacement resources will require various actions by third parties as well as UNS Energy board and regulatory approvals. TEP cannot predict the ultimate outcome of this matter.
Four Corners
In August 2012, the EPA finalized the regional haze FIP for Four Corners. The final FIP requires SCR technology to be installed on all five units by 2017. However, the FIP also includes an alternative plan that allows APS to close their wholly-owned Units 1, 2, and 3 and install SCR technology on Units 4 and 5. This option allows the installation of SCR technology to be delayed until July 2018. APS must select which FIP alternative to implement by December 31, 2013. In either case, TEP's estimated share of the capital costs to install SCR technology on Units 4 and 5 is approximately $35 million. TEP's share of incremental annual operating costs for SCR is estimated at $2 million.
Springerville
The BART provisions of the Regional Haze Rules requiring emission control upgrades do not apply to Springerville. Other provisions of the Regional Haze Rule requiring further emission reduction are not likely to impact Springerville operations until after 2018.
Sundt
In July 2013, the EPA rejected the Arizona state implementation plan determination that Sundt Unit 4 is not subject to the BART provisions of the Regional Haze Rule. Under the Regional Haze Rule, Sundt Unit 4 will be required to reduce certain emissions within five years of the final EPA BART determination. The EPA postponed its expected release of a proposed BART requirement for Sundt Unit 4 until December 2013, with a final determination expected in May 2014. While TEP does not agree that Sundt Unit 4 is BART eligible, in anticipation of EPA's proposed BART requirements, TEP has submitted a plan for EPA approval proposing to eliminate coal as a fuel after December 2017.
Greenhouse Gas Regulation
In June 2013, President Obama directed the EPA to move forward with carbon emission regulations for both new and existing fossil-fueled power plants.
In September 2013, the EPA issued a re-proposed rule for new power plants. UNS Energy does not anticipate that a final rule related to new fossil-fueled power plant sources will have a significant impact on operations.
For existing power plants, the President ordered the EPA to:

•	propose carbon emission standards by June 1, 2014;

•	finalize those standards by June 1, 2015; and

•	require states to submit their implementation plans to meet the standards by June 30, 2016.
UNS Energy will continue to work with federal and state regulatory agencies to promote compliance flexibility in the rules impacting existing fossil-fuel fired power plants. We cannot predict the ultimate outcome of these matters.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

NOTE 5. DEBT, CREDIT FACILITIES, AND CAPITAL LEASE OBLIGATIONS
We summarize below the significant changes to our debt and capital lease obligations from those reported in our 2012 Annual Report on Form 10-K.
TEP SPRINGERVILLE UNIT 1 CAPITAL LEASE PURCHASE COMMITMENTS
In 2011, TEP and the owner participants of Springerville Unit 1 completed a formal appraisal procedure to determine the fair market value purchase price of Springerville Unit 1 in accordance with the Springerville Unit 1 Leases. The purchase price was determined to be $478 per kW of capacity based on a continuous capacity rating of 387 MW. The appraisal price was challenged, and TEP initiated a proceeding in 2012 seeking judicial confirmation of the results of the appraisal process.
In August 2013, TEP elected to purchase leased interests comprising 24.8% of Springerville Unit 1, representing 96 MW of continuous operating capability, for an aggregate purchase price of $46 million, the appraised value, upon the expiration of the lease term in January 2015.
In October 2013, TEP elected to purchase an additional 10.6% leased interest in Springerville Unit 1, representing 41 MW of continuous operating capability, for $20 million, the appraised value, with the purchase scheduled to occur in December 2014.
Upon close of these lease option purchases, TEP will own 49.5% of Springerville Unit 1, or 192 MW of continuous operating capability. Due to TEP's purchase commitment, TEP and UNS Energy expect to record an increase of approximately $55 million to both Utility Plant Under Capital Leases and Capital Lease Obligations on their balance sheets, of which $39 million is reflected as of September 30, 2013.
Because the owner participants whose leased interests TEP elected to purchase have agreed to sell their interests for amounts equal to the appraised value, TEP dismissed the legal action associated with the appraisal.
TEP TAX-EXEMPT BONDS ISSUED
In March 2013, the Industrial Development Authority of Pima County, Arizona issued approximately $91 million aggregate principal amount of unsecured tax-exempt industrial development bonds on behalf of TEP. The bonds bear interest at a fixed rate of 4.0%, mature in September 2029, and may be redeemed at par on or after March 1, 2023. The proceeds from the sale of the bonds, together with $0.5 million accrued interest provided by TEP, were deposited with a trustee to retire approximately $91 million of 6.375% unsecured tax-exempt bonds in April 2013. TEP’s payment of accrued interest was the only cash flow activity since proceeds from the newly-issued bonds were not received nor disbursed by TEP. TEP capitalized approximately $1 million in costs related to the issuance of the bonds and will amortize the costs to Interest Expense – Long-Term Debt in the income statement through September 2029, the term of the bonds.

UNS ENERGY'S AND TEP'S CREDIT RATING UPGRADES

In June 2013, the pricing under certain debt agreements improved as a result of an upgrade in the credit ratings of UNS Energy and TEP.

•	Under the UNS Energy Credit Agreement, the interest rate decreased from London Interbank Offered Rate (LIBOR) plus 1.75% to LIBOR plus 1.5%;

•
Under the TEP Credit Agreement, the interest rate decreased from LIBOR plus 1.125% to LIBOR plus 1.0% ; and the margin rate on the $186 million letter of credit facility decreased from 1.125% to 1.0% ; and

•	Under the 2010 TEP Reimbursement Agreement, fees payable on outstanding letters of credit decreased from 1.5% to 1.25% per annum.
TEP MORTGAGE INDENTURE

Prior to November 2013, the TEP Credit Agreement and the 2010 TEP Reimbursement Agreement were secured by $423 million in mortgage bonds issued under the 1992 Mortgage. As a result of TEP's credit rating upgrade, in October 2013, TEP (i) requested $423 million in mortgage bonds be returned to TEP for cancellation, and (ii) discharged the 1992 Mortgage, which had created a lien on and security interest in substantially all of TEP’s utility plant assets. TEP’s obligations under the TEP Credit Agreement and the 2010 TEP Reimbursement Agreement are now unsecured, which changed the pricing of the following agreements, with pricing tied to credit ratings for short-term borrowings:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

•
Under the TEP Credit Agreement, the interest rate increased from LIBOR plus 1.0% to LIBOR plus 1.25%; and the margin rate on the $186 million letter of credit facility increased from 1.0% to 1.25%; and

•	Under the 2010 TEP Reimbursement Agreement, fees payable on outstanding letters of credit increased from 1.25% to 1.75% per annum.
COVENANT COMPLIANCE
At September 30, 2013, we were in compliance with the terms of our credit agreements, the 2010 TEP Reimbursement Agreement, and UNS Electric's term loan.

NOTE 6. INCOME TAXES
Income tax expense differs from the amount of income tax determined by applying the United States statutory federal income tax rate of 35% to pre-tax income due to the following:

	UNS Energy		TEP
	Three Months Ended September 30,
	2013	2012	2013	2012
	Millions of Dollars
Federal Income Tax Expense at Statutory Rate	$38	$29	$36	$25
State Income Tax Expense, Net of Federal Deduction	5	3	5	3
Federal/State Tax Credits	(1)	(1)	(1)	(1)
Other	(1)	—	(1)	—
Total Federal and State Income Tax Expense	41	$31	$39	$27

	UNS Energy		TEP
	Nine Months Ended September 30,
	2013	2012	2013	2012
	Millions of Dollars
Federal Income Tax Expense at Statutory Rate	$58	$47	$48	$37
State Income Tax Expense, Net of Federal Deduction	8	6	6	4
Federal/State Tax Credits	(2)	(1)	(2)	(1)
Investment Tax Credit Basis Adjustment - Creation of Regulatory Asset	(11)	—	(11)	—
Other	(1)	(1)	1	(1)
Total Federal and State Income Tax Expense	$52	$51	$42	$39

Investment Tax Credit Basis Difference Adjustment

Renewable energy assets are eligible for investment tax credits. We reduce the income tax basis of those qualifying assets by half of the related investment tax credit. Historically, the difference between the income tax basis of the asset and the book basis under GAAP was recorded as a deferred tax liability with an offsetting charge to income tax expense in the year the qualifying asset was placed in service. In June 2013, we recorded a regulatory asset and corresponding reduction of income tax expense of $11 million to recover previously recorded income tax expense through future rates as a result of the 2013 TEP Rate Order. The regulatory asset will be amortized as income tax expense as the qualifying assets are depreciated.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

	UNS Energy	TEP
	Millions of Dollars
Unrecognized Tax Benefits at December 31, 2012	$30	$23
Additions Based on Tax Positions Taken in the Current Year	1	1
Reduction of Positions from Prior Year Based on Tax Authority Ruling	(27)	(22)
Unrecognized Tax Benefits at September 30, 2013	$4	$2

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
Tangible Repairs Regulation
In September 2013, the U.S. Treasury Department released final income tax regulations on the deduction and capitalization of expenditures related to tangible property. These final regulations apply to tax years beginning on or after January 1, 2014. Several of the provisions within the regulations will require a tax accounting method change to be filed with the IRS resulting in a cumulative effect adjustment. Management believes that adoption of these regulations will not result in a material change to plant-related deferred tax liabilities.
NOTE 7. EMPLOYEE BENEFIT PLANS
UNS Energy’s net periodic benefit plan cost, comprised primarily of TEP's cost, includes the following components:

	Pension Benefits		Other Retiree Benefits
	Three Months Ended September 30,
	2013	2012	2013	2012
	Millions of Dollars

Service Cost	$4	$2	$1	$1
Interest Cost	4	4	—	1
Expected Return on Plan Assets	(5)	(4)	—	—
Actuarial Loss Amortization	2	2	—	—
Net Periodic Benefit Cost	$5	$4	$1	$2

	Pension Benefits		Other Retiree Benefits
	Nine Months Ended September 30,
	2013	2012	2013	2012
	Millions of Dollars

Service Cost	$10	$8	$3	$2
Interest Cost	11	12	2	2
Expected Return on Plan Assets	(15)	(13)	(1)	—
Actuarial Loss Amortization	7	5	—	—
Net Periodic Benefit Cost	$13	$12	$4	$4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

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
In February 2013, the UNS Energy Compensation Committee granted 21,560 restricted stock units to certain management employees at a grant date fair value, based on the grant date share price, of $46.23 per share. The restricted stock units vest on the third anniversary of grant and are distributed in shares of Common Stock upon vesting. We recognize compensation expense equal to the fair value on the grant date over the vesting period. These restricted stock units accrue dividend equivalents during the vesting period, which are distributed in shares of Common Stock upon vesting.
PERFORMANCE SHARES
In February 2013, the UNS Energy Compensation Committee granted 43,120 performance share awards to certain management employees. Half of the performance share awards had a grant date fair value, based on a Monte Carlo simulation, of $45.54 per share. Those awards will be paid out in Common Stock based on a comparison of UNS Energy’s cumulative Total Shareholder Return to the companies included in the Edison Electric Institute Index during the performance period of January 1, 2013 through December 31, 2015. We recognize compensation expense equal to the fair value on the grant date over the vesting period if the requisite service period is fulfilled, whether or not the threshold is achieved. The remaining half had a grant date fair value, based on the grant date share price, of $46.23 per share and will be paid out in Common Stock based on cumulative net income for the three-year period ended December 31, 2015. We recognize compensation expense equal to the fair value on the grant date over the requisite service period only for the awards that ultimately vest. The performance shares vest based on the achievement of these goals by the end of the performance period; any unearned awards are forfeited. Performance shares accrue dividend equivalents during the performance period, which are paid upon vesting.
SHARE-BASED COMPENSATION EXPENSE
UNS Energy and TEP recorded $1 million of share-based compensation expense for the three months ended September 30, 2013 and September 30, 2012. For the nine months ended September 30, 2013, UNS Energy recorded share-based compensation expense of $3 million, $2 million of which related to TEP. For the nine months ended September 30, 2012, UNS Energy and TEP recorded share-based compensation expense of $2 million.
At September 30, 2013, the total unrecognized compensation cost related to non-vested share-based compensation was $4 million, which will be recorded as compensation expense over the remaining vesting periods through February 2016. At September 30, 2013, 1 million shares were awarded but not yet issued, including performance shares, under the share-based compensation plans.

NOTE 9. UNS ENERGY EARNINGS PER SHARE
We compute basic Earnings Per Share (EPS) by dividing Net Income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could result if outstanding stock options, share-based compensation awards, or UNS Energy's Convertible Senior Notes were exercised or converted into Common Stock. We excluded anti-dilutive stock options and contingently issuable shares from the calculation of diluted EPS. The numerator in calculating diluted EPS is Net Income adjusted for the interest on Convertible Senior Notes (net of tax) that would not be paid if the remaining notes, not yet converted, were converted to Common Stock.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

The following table illustrates the effect of dilutive securities on net income and weighted average Common Stock outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	Thousands of Dollars
Numerator:
Net Income	$67,990	$50,664	$113,953	$83,414
Income from Assumed Conversion of Convertible Senior Notes (1)	—	—	—	1,100
Adjusted Net Income Available for Diluted Common Stock Outstanding	$67,990	$50,664	$113,953	$84,514

	Thousands of Shares
Denominator:
Weighted Average Shares of Common Stock Outstanding:
Common Shares Issued	41,472	41,290	41,427	39,835
Fully Vested Deferred Stock Units	178	156	169	148
Total Weighted Average Common Stock Outstanding – Basic	41,650	41,446	41,596	39,983
Effect of Dilutive Securities:
Convertible Senior Notes (1)	—	—	—	1,417
Options and Stock Issuable Under Share-Based Compensation Plans	378	417	345	319
Total Weighted Average Common Stock Outstanding – Diluted	42,028	41,863	41,941	41,719

(1) In 2012, the Convertible Senior Notes were converted to Common Stock or redeemed for cash.

We excluded the following outstanding stock options, with an exercise price above market, and contingently issuable shares from our diluted EPS computation as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	Thousands of Shares
Stock Options	—	—	—	67
Restricted Stock Units	—	—	8	—
Total Anti-Dilutive Shares Excluded from the Diluted EPS Computation	—	—	8	67

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

NOTE 10. SUPPLEMENTAL CASH FLOW INFORMATION

A reconciliation of Net Income to Net Cash Flows from Operating Activities follows:

	UNS Energy
	Nine Months Ended September 30,
	2013	2012
	Thousands of Dollars
Net Income	$113,953	$83,414
Adjustments to Reconcile Net Income
To Net Cash Flows from Operating Activities
Depreciation Expense	111,175	105,319
Amortization Expense	21,600	26,845
Depreciation and Amortization Recorded to Fuel and Operations and Maintenance Expense	5,399	4,911
Amortization of Deferred Debt-Related Costs Included in Interest Expense	2,280	2,250
Provision for Retail Customer Bad Debts	1,703	2,017
Use of RECs for Compliance	12,999	4,017
Deferred Income Taxes	77,962	63,057
Investment Tax Credit Basis Adjustment - Creation of Regulatory Asset	(11,039)	—
Pension and Retiree Expense	17,087	16,391
Pension and Retiree Funding	(27,602)	(23,649)
Share-Based Compensation Expense	2,810	1,952
Allowance for Equity Funds Used During Construction	(4,145)	(2,708)
Increase (Decrease) to Reflect PPFAC/PGA Recovery	(6,814)	29,730
PPFAC Reduction - 2013 TEP Rate Order	3,000	—
Liquidated Damages for Springerville Unit 3 Outage	—	1,921
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	(32,883)	(28,686)
Materials and Fuel Inventory	14,839	(33,038)
Accounts Payable	(18,497)	(5,220)
Income Taxes	(15,847)	(11,738)
Interest Accrued	(2,137)	(1,551)
Taxes Other Than Income Taxes	18,718	16,478
Other	20,473	16,426
Net Cash Flows – Operating Activities	$305,034	$268,138

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

	TEP
	Nine Months Ended September 30,
	2013	2012
	Thousands of Dollars
Net Income	$96,433	$65,018
Adjustments to Reconcile Net Income
To Net Cash Flows from Operating Activities
Depreciation Expense	87,729	82,656
Amortization Expense	24,393	29,621
Depreciation and Amortization Recorded to Fuel and Operations and Maintenance Expense	4,602	3,922
Amortization of Deferred Debt-Related Costs Included in Interest Expense	1,831	1,628
Provision for Retail Customer Bad Debts	1,315	1,348
Use of RECs for Compliance	11,766	3,324
Deferred Income Taxes	64,132	51,638
Investment Tax Credit Basis Adjustment - Creation of Regulatory Asset	(10,751)	—
Pension and Retiree Expense	14,909	14,466
Pension and Retiree Funding	(26,118)	(20,989)
Share-Based Compensation Expense	2,239	1,540
Allowance for Equity Funds Used During Construction	(2,923)	(2,265)
Increase (Decrease) to Reflect PPFAC Recovery	(5,079)	25,150
PPFAC Reduction - 2013 TEP Rate Order	3,000	—
Liquidated Damages for Springerville Unit 3 Outage	—	1,921
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	(42,542)	(44,269)
Materials and Fuel Inventory	14,955	(32,448)
Accounts Payable	(8,678)	4,977
Income Taxes	(10,681)	(11,424)
Interest Accrued	1,008	2,729
Taxes Other Than Income Taxes	17,405	16,710
Other	15,234	11,898
Net Cash Flows – Operating Activities	$254,179	$207,151
Non-Cash Transactions

In August 2013, TEP recorded an increase of $39 million to both Utility Plant Under Capital Leases and Capital Lease Obligations due to TEP's commitment to purchase leased interests in January 2015. See Note 5.

In March 2013, TEP issued $91 million of tax-exempt bonds and used the proceeds to redeem debt using a trustee. Since the cash flowed through a trust account, the issuance and redemption of debt resulted in a non-cash transaction. See Note 5.

In September 2012, TEP declared a $30 million dividend to UNS Energy which was paid in October 2012.

In the first nine months of 2012, UNS Energy converted $147 million of the previously outstanding $150 million Convertible Senior Notes into Common Stock, resulting in non-cash transactions.

In the first nine months of 2012, TEP's redemption of $193 million of tax-exempt bonds resulted in a non-cash transaction.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

NOTE 11. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS
We categorize our assets and liabilities accounted for at fair value into the three-level hierarchy based on inputs used to determine the fair value. Level 1 inputs are unadjusted quoted prices for identical assets or liabilities in an active market. Level 2 inputs include quoted prices for similar assets or liabilities, quoted prices in non-active markets, and pricing models whose inputs are observable, directly or indirectly. Level 3 inputs are unobservable and supported by little or no market activity.
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

•
For Investment in Lease Debt, we calculated the present value of remaining cash flows using current market rates for instruments with similar characteristics such as credit rating and time-to-maturity. We also incorporated the impact of counterparty credit risk using market credit default swap data. TEP's Investment in Lease Debt matured in January 2013.

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

The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The carrying values recorded on the balance sheets and the estimated fair values of our financial instruments include the following:

		September 30, 2013		December 31, 2012
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		Millions of Dollars
Assets:
TEP Investment in Lease Debt	Level 2	$—	$—	$9	$9
TEP Investment in Lease Equity	Level 3	36	24	36	23
Liabilities:
Long-Term Debt
UNS Energy	Level 2	1,506	1,522	1,498	1,583
TEP	Level 2	1,224	1,215	1,223	1,271
FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following tables present, by level within the fair value hierarchy, UNS Energy’s and TEP’s assets and liabilities accounted for at fair value on a recurring basis. These assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

	UNS Energy
	Total	Level 1	Level 2	Level 3	Counterparty Netting of Energy Contracts Not Offset on the Balance Sheets(5)	Net Amount
	September 30, 2013
	Millions of Dollars
Assets
Cash Equivalents(1)	$31	$31	$—	$—	$—	$31
Restricted Cash(1)	2	2	—	—	—	2
Rabbi Trust Investments(2)	21	—	21	—	—	21
Energy Contracts - Regulatory Recovery(3)	2	—	1	1	(2)	—
Total Assets	56	33	22	1	(2)	54
Liabilities
Energy Contracts - Regulatory Recovery(3)	(11)	—	(5)	(6)	2	(9)
Energy Contracts - Cash Flow Hedge(3)	(1)	—	—	(1)	—	(1)
Interest Rate Swaps(4)	(8)	—	(8)	—	—	(8)
Total Liabilities	(20)	—	(13)	(7)	2	(18)
Net Total Assets (Liabilities)	$36	$33	$9	$(6)	$—	$36

	UNS Energy
	Total	Level 1	Level 2	Level 3	Counterparty Netting of Energy Contracts Not Offset on the Balance Sheets(5)	Net Amount
	December 31, 2012
	Millions of Dollars
Assets
Cash Equivalents(1)	$20	$20	$—	$—	$—	$20
Restricted Cash(1)	7	7	—	—	—	7
Rabbi Trust Investments(2)	19	—	19	—	—	19
Energy Contracts - Regulatory Recovery(3)	7	—	2	5	(5)	2
Total Assets	53	27	21	5	(5)	48
Liabilities
Energy Contracts - Regulatory Recovery(3)	(15)	—	(7)	(8)	5	(10)
Energy Contracts - Cash Flow Hedge(3)	(2)	—	—	(2)	—	(2)
Interest Rate Swaps(4)	(10)	—	(10)	—	—	(10)
Total Liabilities	(27)	—	(17)	(10)	5	(22)
Net Total Assets (Liabilities)	$26	$27	$4	$(5)	$—	$26

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

	TEP
	Total	Level 1	Level 2	Level 3	Counterparty Netting of Energy Contracts Not Offset on the Balance Sheets(5)	Net Amount
	September 30, 2013
	Millions of Dollars
Assets
Cash Equivalents(1)	$15	$15	$—	$—	$—	$15
Restricted Cash(1)	2	2	—	—	—	2
Rabbi Trust Investments(2)	21	—	21	—	—	21
Energy Contracts - Regulatory Recovery(3)	1	—	1	—	(1)	—
Total Assets	39	17	22	—	(1)	38
Liabilities
Energy Contracts - Regulatory Recovery(3)	(3)	—	(2)	(1)	1	(2)
Energy Contracts - Cash Flow Hedge(3)	(1)	—	—	(1)	—	(1)
Interest Rate Swaps(4)	(8)	—	(8)	—	—	(8)
Total Liabilities	(12)	—	(10)	(2)	1	(11)
Net Total Assets (Liabilities)	$27	$17	$12	$(2)	$—	$27

	TEP
	Total	Level 1	Level 2	Level 3	Counterparty Netting of Energy Contracts Not Offset on the Balance Sheets(5)	Net Amount
	December 31, 2012
	Millions of Dollars
Assets
Cash Equivalents(1)	$1	$1	$—	$—	$—	$1
Restricted Cash(1)	7	7	—	—	—	7
Rabbi Trust Investments(2)	19	—	19	—	—	19
Energy Contracts - Regulatory Recovery(3)	3	—	1	2	(1)	2
Total Assets	30	8	20	2	(1)	29
Liabilities
Energy Contracts - Regulatory Recovery(3)	(3)	—	(3)	—	1	(2)
Energy Contracts - Cash Flow Hedge(3)	(2)	—	—	(2)	—	(2)
Interest Rate Swaps(4)	(10)	—	(10)	—	—	(10)
Total Liabilities	(15)	—	(13)	(2)	1	(14)
Net Total Assets (Liabilities)	$15	$8	$7	$—	$—	$15

(1)
Cash Equivalents and Restricted Cash represent amounts held in money market funds and certificates of deposit valued at cost, including interest. Cash Equivalents are included in Cash and Cash Equivalents on the balance sheets. Restricted Cash is included in Investments and Other Property – Other on the balance sheets.

(2)
Rabbi Trust Investments include amounts related to deferred compensation and Supplement Executive Retirement Plan (SERP) benefits held in mutual and money market funds valued at quoted prices traded in active markets. These investments are included in Investments and Other Property – Other on the balance sheets.

(3)
Energy Contracts include gas swap agreements (Level 2), power options (Level 2), gas options (Level 3), forward power purchase and sales contracts (Level 3), and forward power purchase contracts indexed to gas (Level 3), entered into to reduce exposure to energy price risk. These contracts are included in Derivative Instruments on the UNS Energy and TEP balance sheets. The valuation techniques are described below.

(4)
Interest Rate Swaps are valued based on the 3-month or 6-month LIBOR index or the Securities Industry and Financial Markets Association municipal swap index. These interest rate swaps are included in Derivative Instruments on the balance sheets.

(5)
All energy contracts are subject to legally enforceable master netting arrangements to mitigate credit risk. We have presented the effect of offset by counterparty; however, we present derivatives on a gross basis on the balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

DERIVATIVE INSTRUMENTS
Regulatory Recovery
We are exposed to energy price risk associated with our gas and purchased power requirements. We reduce our energy price risk through a variety of derivative and non-derivative instruments. The objectives for entering into such contracts include: creating price stability; meeting load and reserve requirements; and reducing exposure to price volatility that may result from delayed recovery under the PPFAC or PGA. See Note 2.
We primarily apply the market approach for recurring fair value measurements. When we have observable inputs for substantially the full term of the asset or liability or use quoted prices in an inactive market, we categorize the instrument in Level 2. We categorize derivatives in Level 3 when we use an aggregate pricing service or published prices that represent a consensus reporting of multiple brokers.

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
We estimate the fair value of our gas options using a Black-Scholes-Merton option pricing model which includes inputs such as implied volatility, interest rates, and forward price curves. Beginning in the third quarter of 2013, the fair value of our power options is based on contractually specified option premiums instead of the Black-Scholes-Merton option pricing model because the needed inputs are no longer available. Based on the change, we transferred the power options out of Level 3 and in to Level 2 at the end of third quarter of 2013. The amount transferred was less than $0.5 million. We record transfers between levels in the fair value hierarchy at the end of the reporting period. There were no other transfers between levels in the periods presented.
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
Cash Flow Hedges
We enter into interest rate swaps to mitigate the exposure to volatility in variable interest rates on debt. These swap agreements expire through January 2020. We also have a power purchase swap to hedge the cash flow risk associated with a long-term power supply agreement. This swap agreement expires in September 2015. The after-tax unrealized gains and losses on cash flow hedge activities and amounts reclassified to earnings are reported in the statements of other comprehensive income and Note 12. The loss expected to be reclassified to earnings within the next twelve months is estimated to be $4 million.
Financial Impact of Energy Contracts
We record unrealized gains and losses on energy contracts that are recoverable through the PPFAC or PGA on the balance sheets as a regulatory asset or a regulatory liability rather than reporting the transaction in the income statements or in the statements of other comprehensive income, as shown in following tables:

	UNS Energy		TEP
	Three Months Ended September 30,
	2013	2012	2013	2012
	Millions of Dollars
Increase (Decrease) to Regulatory Assets/Liabilities	$1	$(12)	$1	$(6)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

	UNS Energy		TEP
	Nine Months Ended September 30,
	2013	2012	2013	2012
	Millions of Dollars
Increase (Decrease) to Regulatory Assets/Liabilities	$—	$(20)	$2	$(7)

Realized gains and losses on settled contracts are fully recoverable through the PPFAC or PGA. At September 30, 2013, UNS Energy and TEP have energy contracts that will settle through the third quarter of 2016.
Derivative Volumes
The volumes associated with our energy contracts were as follows:

	UNS Energy		TEP
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Power Contracts GWh	1,819	2,228	856	820
Gas Contracts GBtu	29,022	17,851	8,504	7,958
Level 3 Fair Value Measurements
The following table provides quantitative information regarding significant unobservable inputs in UNS Energy’s Level 3 fair value measurements:

		Fair Value at
		September 30, 2013			Range of
	Valuation Approach	Assets	Liabilities	Unobservable Inputs	Unobservable Input
		Millions of Dollars
Forward Contracts(1)	Market approach	$1	$(7)	Market price per MWh	$23.00	-	$48.00

(1)	TEP comprises $2 million of the forward contract liabilities.

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
The following tables present a reconciliation of changes in the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30, 2013
	UNS Energy	TEP
	Millions of Dollars
Balances at June 30, 2013	$(5)	$(1)
Realized/Unrealized Gains/(Losses) Recorded to:
Net Regulatory Assets/Liabilities – Derivative Instruments	(3)	(1)
Settlements	2	—
Balances at September 30, 2013	$(6)	$(2)

Total Gains/(Losses) Attributable to the Change in Unrealized Gains/(Losses) Relating to Assets/Liabilities Still Held at the End of the Period	$(2)	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

	Nine Months Ended September 30, 2013
	UNS Energy	TEP
	Millions of Dollars
Balances at December 31, 2012	$(5)	$—
Realized/Unrealized Gains/(Losses) Recorded to:
Net Regulatory Assets/Liabilities – Derivative Instruments	(4)	(2)
Settlements	3	—
Balances at September 30, 2013	$(6)	$(2)

Total Gains/(Losses) Attributable to the Change in Unrealized Gains/(Losses) Relating to Assets/Liabilities Still Held at the End of the Period	$(5)	$(1)

	Three Months Ended September 30, 2012
	UNS Energy	TEP
	Millions of Dollars
Balances at June 30, 2012	$(7)	$(1)
Realized/Unrealized Gains/(Losses) Recorded to:
Net Regulatory Assets/Liabilities – Derivative Instruments	—	1
Settlements	1	—
Balances at September 30, 2012	$(6)	$—

Total Gains/(Losses) Attributable to the Change in Unrealized Gains/(Losses) Relating to Assets/Liabilities Still Held at the End of the Period	$—	$—

	Nine Months Ended September 30, 2012
	UNS Energy	TEP
	Millions of Dollars
Balances at December 31, 2011	$(10)	$—
Realized/Unrealized Gains/(Losses) Recorded to:
Net Regulatory Assets/Liabilities – Derivative Instruments	(4)	—
Settlements	8	—
Balances at September 30, 2012	$(6)	$—

Total Gains/(Losses) Attributable to the Change in Unrealized Gains/(Losses) Relating to Assets/Liabilities Still Held at the End of the Period	$(1)	$—
CREDIT RISK
We consider the effect of counterparty credit risk in determining the fair value of derivative instruments that are in a net asset position after incorporating collateral posted by counterparties and allocate the credit risk adjustment to individual contracts. We also consider the impact of our own credit risk after considering collateral posted on instruments that are in a net liability position and allocate the credit risk adjustment to all individual contracts. The impact of counterparty credit risk and our own credit risk on the fair value of derivative contracts was less than $0.5 million at September 30, 2013 and at December 31, 2012.

Material adverse changes could trigger credit risk-related contingent features. At September 30, 2013, the fair value of derivative instruments in a net liability position under contracts with credit risk-related contingent features was $35 million for UNS Energy and $13 million for TEP. The additional collateral to be posted if credit-risk contingent features were triggered would be $35 million for UNS Energy and $13 million for TEP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The realized changes in AOCI by component are as follows:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Other Comprehensive Income		Affected Line Item in the Income Statement
	UNS Energy	TEP
	Three Months Ended September 30, 2013
	Thousands of Dollars
Realized Losses on Cash Flow Hedges
Interest Rate Swaps - Debt	$(350)	$(296)	Interest Expense Long-Term Debt
Interest Rate Swaps - Capital Leases	(612)	(612)	Interest Expense Capital Leases
Commodity Contracts	(556)	(556)	Purchased Energy/Purchased Power
Tax Benefit	601	579
Realized Losses on Cash Flow Hedges, Net of Taxes	(917)	(885)

Amortization of SERP and Defined Benefit Plans
Prior Service Costs	(110)	(110)	Other Expense
Tax Benefit	42	42
Amortization, Net of Taxes	(68)	(68)

Total Reclassifications from Other Comprehensive Income for the Period	$(985)	$(953)

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Other Comprehensive Income		Affected Line Item in the Income Statement
	UNS Energy	TEP
	Nine Months Ended September 30, 2013
	Thousands of Dollars
Realized Losses on Cash Flow Hedges
Interest Rate Swaps - Debt	$(1,026)	$(871)	Interest Expense Long-Term Debt
Interest Rate Swaps - Capital Leases	(1,820)	(1,820)	Interest Expense Capital Leases
Commodity Contracts	(747)	(747)	Purchased Energy/Purchased Power
Tax Benefit	1,420	1,360
Realized Losses on Cash Flow Hedges, Net of Taxes	(2,173)	(2,078)

Amortization of SERP and Defined Benefit Plans
Prior Service Costs	(332)	(332)	Other Expense
Tax Benefit	127	127
Amortization, Net of Taxes	(205)	(205)

Total Reclassifications from Other Comprehensive Income for the Period	$(2,378)	$(2,283)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

NOTE 13. POTENTIAL PURCHASE OF GAS-FIRED GENERATION FACILITY
In August 2013, TEP entered into exclusive negotiations with Entegra Power Group LLC (Entegra) to purchase Unit 3 of the Gila River Generating Station (Gila River Unit 3) located in Gila Bend, Arizona. Gila River Unit 3 is a gas-fired combined cycle unit with a nominal capacity rating of 550 MW.  Although there can be no assurance that TEP and Entegra will reach agreement on TEP's purchase of Gila River Unit 3, TEP anticipates that, if such an agreement is reached, definitive purchase and sale agreements would be executed prior to year-end 2013. TEP further anticipates any such purchase would close by year-end 2014 and would be subject to, among other things, the receipt of required regulatory approvals. UNS Electric may purchase up to 150 MW of Gila River Unit 3, while TEP would purchase the remaining capacity.

NOTE 14. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued guidance for the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. On adoption, an entity would recognize and disclose in the financial statements its obligation from a joint and several liability arrangement as the sum of the amount the entity agreed with its co-obligors that it will pay, and any additional amount the entity expects to pay on behalf of its co-obligors. This guidance will be effective in the first quarter of 2014. We do not expect the adoption of this guidance to have a material impact on our financial condition, results of operations, or cash flows.

The FASB issued guidance which permits an entity to designate the Federal Funds Rate (the interest rate at which depository institutions lend balances to each other overnight) as a benchmark interest rate for fair value and cash flow hedges. Prior to this guidance, only interest rates on direct treasury obligations of the U.S. Government and the LIBOR were considered benchmark interest rates in the U.S. This guidance is effective immediately, and can be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We have not entered into any new cash flow or fair value hedges since the effective date of this guidance. We do not expect this guidance to have a material impact on our financial condition, results of operations, or cash flows.

The FASB issued new guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. We will be required to comply with the guidance on a prospective basis beginning in the first quarter of 2014. Although adoption of this new guidance may impact how such items are classified on our balance sheets, we do not expect such change to be material. In addition, there will be no changes in the presentations of our other financial statements.

NOTE 15. REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The UNS Energy and TEP condensed consolidated financial statements as of September 30, 2013, and for the three-month and nine-month periods ended September 30, 2013 and 2012, have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their reports (dated November 6, 2013) are included on pages 1 and 2. The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their reports on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the unaudited financial information because neither of those reports is a “report” or a “part” of the registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UNS Energy and its three primary business segments. It includes the following:

•	outlook and strategies;

•	operating results during the third quarter and first nine months of 2013, compared with the same periods in 2012;

•	factors affecting our results and outlook;

•	liquidity, capital needs, capital resources, and contractual obligations;

•	dividends; and

•	critical accounting estimates.
Management’s Discussion and Analysis should be read in conjunction with (i) UNS Energy’s and TEP's 2012 Annual Report on Form 10-K and (ii) the Condensed Consolidated Financial Statements that begin on page three of this document. The Condensed Consolidated Financial Statements present the results of operations for the three- and nine-month periods ended September 30, 2013 and 2012. Management’s Discussion and Analysis explains the differences between periods for specific line items of the Condensed Consolidated Financial Statements.

UNS ENERGY CORPORATION

OVERVIEW OF CONSOLIDATED BUSINESS
UNS Energy is a utility services holding company engaged, through its primary subsidiaries, in the electric generation and energy delivery business. Each of UNS Energy’s subsidiaries is a separate legal entity with its own assets and liabilities. UNS Energy owns 100% of TEP and UniSource Energy Services, Inc. (UES).
TEP is a regulated public utility and UNS Energy’s largest operating subsidiary, representing approximately 84% of UNS Energy’s total assets as of September 30, 2013. TEP generates, transmits, and distributes electricity to approximately 412,000 retail electric customers in a 1,155 square mile area in southeastern Arizona. Beginning on July 1, 2013, TEP revised its methodology for counting customers as a result of rate design changes from TEP's new retail rate structure. By applying the same revised methodology to the period ended September 30, 2012, TEP's retail customer count increased by approximately 0.8%.
TEP also sells electricity to other utilities and power marketing entities, located primarily in the western United States. In addition, TEP operates Springerville Generating Station (Springerville) Unit 3 on behalf of Tri-State and Springerville Unit 4 on behalf of Salt River Project Agricultural Improvement and Power District (SRP).
UES holds the common stock of two regulated public utilities, UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric). UNS Gas is a regulated gas distribution company, which services approximately 149,000 retail customers in Mohave, Yavapai, Coconino, and Navajo counties in northern Arizona, as well as in Santa Cruz County in southern Arizona. UNS Electric is a regulated public utility, which generates, transmits, and distributes electricity to approximately 93,000 retail customers in Mohave and Santa Cruz counties.
UNS Energy's non-reportable business segments include Millennium Energy Holdings, Inc. (Millennium) and UniSource Energy Development (UED). UED's and Millennium's investments in unregulated businesses represent less than 1% of UNS Energy's assets as of September 30, 2013.
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

•	Developing strategic responses to Arizona's Energy Efficiency Standards that protect the financial stability of our utility businesses and provide benefits to our customers.
RESULTS OF OPERATIONS
Contribution by Business Segment
The table below shows the contributions to our consolidated net income by business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	Millions of Dollars
TEP	$64	$45	$96	$65
UNS Gas	(1)	—	6	5
UNS Electric	5	6	11	14
Other Non-Reportable Segments and Adjustments (1)	—	—	1	(1)
Consolidated Net Income	$68	$51	$114	$83

(1)	Includes: UNS Energy parent company expenses; Millennium; UED; and intercompany eliminations.
Executive Overview
Third Quarter of 2013 Compared with the Third Quarter of 2012
TEP
TEP reported net income of $64 million in the third quarter of 2013 compared with net income of $45 million in the third quarter of 2012. The increase in net income is due in part to: a $30 million increase in retail margin revenues related to a non-fuel base rate increase that was effective on July 1, 2013 and higher retail kWh sales resulting from an increase in Cooling Degree Days; a $1 million increase in the margin on long-term wholesale sales due to higher market prices for wholesale power; and a $2 million decrease in interest expense due in part to a redcution in capital lease obligation balances; partially offset by a $4 million increase in Base O&M due in part to unplanned maintenance on TEP's generating facilities. Results in the third quarter of 2012 reflect a $2 million reduction to pre-tax income due to an unplanned outage at Springerville Unit 3. See Tucson Electric Power Company, Results of Operations, for more information.

UNS Gas
UNS Gas reported a net loss of $1 million in the third quarter of 2013 compared with no net income or net loss in the third quarter of 2012. The decrease in net income is due in part to higher operations and maintenance expense. See UNS Gas, Results of Operations, for more information.

UNS Electric
UNS Electric reported net income of $5 million in the third quarter of 2013 compared with $6 million in the third quarter of 2012. The decrease in net income was due in part to the loss of an industrial customer in the second half of 2012. See UNS Electric, Results of Operations, for more information.
Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012
TEP
TEP reported net income of $96 million in the first nine months of 2013 compared with net income of $65 million in the same period of 2012. The increase in net income is due in part to: a $32 million increase in retail margin revenues related to a non-fuel base rate increase that was effective on July 1, 2013 and higher retail kWh sales resulting from favorable weather conditions; a $2 million increase in the margin on long-term wholesale sales due to higher market prices for wholesale power; and a $6 million decrease in interest expense due in part to a reduction in capital lease obligation balances; partially offset by a $6 million increase in Base O&M due in part to unplanned maintenance on TEP's generating facilities during the first nine months of 2013; and a $3 million increase in taxes other than income taxes due in part to an increase in property tax rates and higher asset balances.
Additionally, TEP's net income in the first nine months of 2013 includes an income tax benefit of $11 million. In June 2013, we recorded a regulatory asset and corresponding reduction of income tax expense of $11 million to recover previously recorded income tax expense through future rates as a result of the 2013 TEP Rate Order. The regulatory asset will be amortized as income tax expense as the qualifying assets are depreciated. See Note 6. TEP's year-to-date 2013 results also include additional fuel expense of $3 million related to a one-time credit to customers resulting from the 2013 TEP Rate Order. TEP's results in the first nine months of 2012 reflect a $3 million reduction to pre-tax income due to an unplanned outage at Springerville Unit 3. See Tucson Electric Power Company, Results of Operations, for more information.

UNS Gas
UNS Gas reported net income of $6 million in the first nine months of 2013 compared with net income of $5 million in the same period of 2012. The increase in net income is due primarily to: a $4 million increase in retail margin revenues related to cold weather that contributed to a 9.6% increase in retail therm sales; and a non-fuel base rate increase that was effective in May 2012; partially offset by a $1 million increase in depreciation and amortization expense related to higher net plant in service. See UNS Gas, Results of Operations, for more information.

UNS Electric
UNS Electric reported net income of $11 million in the first nine months of 2013 compared with net income of $14 million in the same period of 2012. The decrease in net income was due in part to the loss of an industrial customer in the second half of 2012. See UNS Electric, Results of Operations, for more information.
Operations and Maintenance Expense
The table below summarizes the items included in UNS Energy’s Operations and Maintenance (O&M) expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	Millions of Dollars		Millions of Dollars
UNS Energy Base O&M (Non-GAAP)(1)	$68	$61	$208	$198
Reimbursed Expenses Related to Springerville Units 3 and 4	18	26	49	53
Expenses Related to Customer-Funded Renewable Energy and Demand Side Management (DSM) Programs(2)	7	11	21	33
Total UNS Energy O&M (GAAP)	$93	$98	$278	$284

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

LIQUIDITY AND CAPITAL RESOURCES
UNS Energy Consolidated Liquidity
During 2013, UNS Energy expects its regulated subsidiaries to generate sufficient operating cash flows to fund the majority of its capital expenditures. Cash flows may vary during the year, with cash flow from operations typically the lowest in the first quarter and highest in the third quarter due to TEP’s summer peaking load. As a result of the varied seasonal cash flow, UNS Energy will use, as needed, its revolving credit facility to assist in funding its business activities. The table below provides a summary of the liquidity position of UNS Energy and each of its segments:

Balances at September 30, 2013	Cash and Cash Equivalents	Borrowings under Revolving Credit Facility(1)	Amount Available under Revolving Credit Facility
	Millions of Dollars
UNS Energy Stand-Alone	$3	$52	$73
TEP	35	1	199
UNS Gas(2)	27	—	70
UNS Electric(2)	4	23	47
Other(3)	3	N/A	N/A
Total	$72

(1)	Includes Letters of Credit (LOCs) issued under revolving credit facilities.

(2)	Either UNS Gas or UNS Electric may borrow up to a maximum of $70 million; the total combined amount borrowed by both companies cannot exceed $100 million.

(3)	Includes cash and cash equivalents at Millennium and UED.

Dividends from UNS Energy’s subsidiaries represent the parent company’s main source of liquidity.

Dividends from Subsidiaries
UNS Energy received $20 million in dividends from TEP and $10 million in dividends from each of UNS Gas and UNS Electric during the first nine months of 2013. During the first nine months of 2012, UNS Energy received $20 million in dividends from UNS Gas, $14 million in dividends from Millennium, and $10 million in dividends from UNS Electric.
Short-term Investments
UNS Energy’s short-term investment policy governs the investment of excess cash balances. We regularly review and update this policy in response to market conditions. At September 30, 2013, UNS Energy’s short-term investments included highly-rated and liquid money market funds and certificates of deposit.
Access to Revolving Credit Facilities
We have access to working capital through revolving credit agreements with lenders. Each of these agreements is a committed facility that expires in November 2016. The TEP Revolving Credit Facility and UNS Gas/UNS Electric Revolver may be used for revolving borrowings as well as to issue LOCs. TEP, UNS Gas, and UNS Electric each issue LOCs from time to time to provide credit enhancement to counterparties for their energy procurement and hedging activities. The UNS Credit Agreement also may be used to issue LOCs for general corporate purposes.
We believe that we have sufficient liquidity under our revolving credit facilities to meet short-term working capital needs and to provide credit enhancement as necessary under energy procurement and hedging agreements. See Item 3. Quantitative and Qualitative Disclosures about Market Risk, below.

UNS Energy Consolidated Cash Flows

	Nine Months Ended September 30,
	2013	2012
	Millions of Dollars
Operating Activities	$305	$268
Investing Activities	(239)	(192)
Financing Activities	(118)	(2)
Net Increase (Decrease) in Cash	(52)	74
Beginning Cash	124	76
Ending Cash	$72	$150
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
Operating Activities
In the first nine months of 2013, net cash flows from operating activities were $37 million higher than they were in the same period last year. The following items affected the year-over-year change in operating cash flows: an increase in cash receipts from retail sales related to an increase in sales volumes from cold weather during the first three months of 2013, an increase in TEP's PPFAC rate that became effective in April 2012, and a non-fuel base rate increase that became effective on July 1, 2013; an increase in cash receipts from wholesale sales due in part to higher market prices for wholesale power; lower interest paid on capital lease obligations due to a decline in the balance of capital lease obligations; and various timing differences compared with the first nine months of 2012.
Investing Activities
Net cash flows used for investing activities increased $47 million in the first nine months of 2013 compared with the same period last year due in part to a lower return of investments in Springerville lease debt, a decrease in proceeds from a note receivable, and an increase in REC purchases due to an increase in renewable energy PPAs.
Capital Expenditures

	Actual Year-to-Date	Full Year Estimate
	September 30, 2013	2013
	Millions of Dollars
TEP	$180	$255
UNS Gas	13	14
UNS Electric	45	52
UNS Energy Consolidated	$238	$321

Financing Activities
Net cash flows used for financing activities were $116 million higher in the first nine months of 2013 compared with the same period last year due to: the issuance of $150 million of long-term debt by TEP during the first nine months of 2012; an increase in scheduled capital lease payments; an increase in dividends paid on Common Stock; and a decrease in proceeds from borrowings (net of repayments) under revolving credit facilities.

UNS Credit Agreement
The UNS Credit Agreement, which expires in November 2016, consists of a $125 million revolving credit and LOC facility. At September 30, 2013, there was $52 million outstanding at a weighted-average interest rate of 1.68%. The UNS Credit Agreement restricts additional indebtedness, liens, mergers, and sales of assets. The UNS Credit Agreement also requires UNS Energy to meet a minimum cash flow to debt service coverage ratio determined on a UNS Energy stand-alone basis. Additionally, UNS Energy cannot exceed a maximum leverage ratio determined on a consolidated basis. Under the terms of the UNS Credit Agreement, UNS Energy may pay dividends so long as it maintains compliance with the agreement. UNS Energy’s obligations under the agreement are secured by a pledge of the common stock of Millennium, UES, and UED.
At September 30, 2013, we were in compliance with the terms of the UNS Credit Agreement.
Interest Rate Risk
UNS Energy is subject to interest rate risk resulting from changes in interest rates on its borrowings under the revolving credit facility. The interest paid on revolving credit borrowings is variable. UNS Energy may be required to pay higher rates of interest on borrowings under its revolving credit facility if LIBOR and other benchmark interest rates increase. See Item 3. Quantitative and Qualitative Disclosures about Market Risk, below.
Contractual Obligations
There are no changes in our contractual obligations or other commercial commitments from those reported in our 2012 Annual Report on Form 10-K, other than the following changes in 2013:

•	We entered into new forward energy commitments with minimum payment obligations of $2 million in 2014, $3 million in 2015 and $2 million in 2016. See Note 4.

•	We entered into new forward purchased power commitments with minimum payment obligations of $15 million in 2014 and $6 million in 2015. See Note 4.

•
TEP has a 20-year Power Purchase Agreement (PPA) with a renewable energy generation facility that achieved commercial operation in June 2013. TEP is obligated to purchase 100% of the output from this facility. TEP expects to make minimum payment obligations under this contract of approximately $2 million in 2013, $4 million per year from 2014 through 2017, and approximately $58 million total thereafter. See Note 4.

•
We entered into new purchase agreements to purchase the environmental attributes, or RECs, from retail customers with solar installations. Payments for these RECs are termed Performance-Based Incentives (PBIs) and are paid in contractually agreed-upon intervals, usually quarterly, based on metered renewable energy production over periods ranging from 9 to 20 years. Our total obligation related to RES PBI payments over future periods increased by $13 million from $68 million at December 31, 2012, to $81 million at September 30, 2013. PBIs are recoverable through the RES tariff. See Note 4.

•
In August 2013, TEP elected to purchase leased interests comprising 24.8% of Springerville Unit 1, representing 96 MW of continuous operating capability, for an aggregate purchase price of $46 million, the appraised value, upon the expiration of the lease term in January 2015. In October 2013, TEP elected to purchase an additional 10.6% leased interest in Springerville Unit 1, representing 41 MW of continuous operating capability, for $20 million, the appraised value, with the purchase scheduled to occur in December 2014. See Note 5.

•
We entered into new gas transportation agreements that will settle through 2023, resulting in an additional commitment of $7 million in 2013, $14 million in each of 2014, 2015, and 2016, $15 million in 2017, and $57 million thereafter. See Note 4.

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

•
In the first quarter of 2013, we reduced unrecognized tax benefits by $28 million based on a favorable ruling from the Internal Revenue Service (IRS) allowing us to deduct, rather than defer and amortize, up-front incentive payments to customers who install renewable energy resources. See Note 6.

Dividends on Common Stock
In the first nine months of 2013, UNS Energy paid dividends on Common Stock of $54 million. The following table shows the dividends declared to UNS Energy shareholders for 2013:

Declaration Date	Record Date	Payment Date	Dividend Amount Per Share of Common Stock
February 25, 2013	March 13, 2013	March 25, 2013	$0.435
May 2, 2013	June 7, 2013	June 26, 2013	$0.435
August 2, 2013	September 3, 2013	September 25, 2013	$0.435
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
Third quarter of 2013 compared with the third quarter of 2012
TEP reported net income of $64 million in the third quarter of 2013 compared with net income of $45 million in the third quarter of 2012. The following factors affected TEP’s results in the third quarter of 2013:

•	a $30 million increase in retail margin revenues due primarily to a non-fuel base rate increase that was effective on July 1, 2013;

•	a $1 million increase in the margin on long-term wholesale sales due in part to an increase in the market price for wholesale power;

•
a $2 million increase in pre-tax income related to the operation of Springerville Units 3 and 4. An unplanned outage at Springerville Unit 3 negatively affected results in the third quarter of 2012; and

•	a $2 million decrease in interest expense due to a reduction in the balance of capital lease obligations.
partially offset by:

•	a $4 million increase in Base O&M due in part to higher unplanned generating plant maintenance expense.
Nine months ended September 30, 2013 compared with nine months ended September 30, 2012
TEP reported net income of $96 million in the first nine months of 2013 compared with net income of $65 million in the first nine months of 2012. The following factors affected TEP’s results in the first nine months of 2013:

•
a $32 million increase in retail margin revenues due to a non-fuel base rate increase that was effective on July 1, 2013 as well as favorable weather during the first nine months of 2013 compared with the same period last year. An increase in Heating Degree Days in the first quarter of 2013 and an increase in Cooling Degree Days during the second and third quarters of 2013 contributed to a 1.1% increase in retail kilowatt-hour (kWh) sales during the first nine months of 2013;

•	a $2 million increase in the margin on long-term wholesale sales due in part to an increase in the market price for wholesale power;

•
a $3 million increase in pre-tax income related to the operation of Springerville Units 3 and 4. An unplanned outage at Springerville Unit 3 negatively affected results in the first nine months of 2012;

•	a $6 million decrease in interest expense due to a reduction in the balance of capital lease obligations; and

•	an $11 million tax benefit related to a regulatory asset recorded in June 2013 to recover previously recorded income tax expense through future rates as a result of the 2013 TEP Rate Order. See Note 6 partially offset by

•
a one-time charge of $3 million recorded to fuel and purchased energy expense resulting from the 2013 TEP Rate Order. See Factors Affecting Results of Operations, Purchased Power and Fuel Adjustor Clause, below;

•	a $6 million increase in Base O&M due in part to higher unplanned generating plant maintenance expense; and

•	a $3 million increase in taxes other than income taxes due in part to an increase in property tax rates and higher asset balances.
Utility Sales and Revenues
Changes in the number of customers, weather, economic conditions, and other factors affect retail sales of electricity. The table below provides a summary of TEP’s retail kWh sales, revenues, and weather data during the third quarters of 2013 and 2012:

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	Percent(1)
Energy Sales, kWh (in Millions):
Electric Retail Sales:
Residential	1,354	1,332	22	1.6%
Commercial	652	648	4	0.5%
Industrial	621	616	5	0.9%
Mining	275	275	—	0.1%
Other	7	7	—	5.7%
Total Electric Retail Sales	2,909	2,878	31	1.1%
Retail Margin Revenues (in Millions):
Residential	$102	$89	$13	14.9%
Commercial	63	52	11	19.9%
Industrial	31	27	4	12.1%
Mining	11	9	2	23.3%
Other	—	—	—	—%
Total Retail Margin Revenues (Non-GAAP)(2)	207	177	30	16.3%
Fuel and Purchased Power Revenues	94	115	(21)	(18.4)%
RES, DSM, and ECA Revenues	11	11	—	(1.0)%
Total Retail Revenues (GAAP)	$312	$303	$9	2.5%
Average Retail Margin Rate (Cents / kWh):(1)
Residential	7.53	6.67	0.86	12.9%
Commercial	9.62	8.07	1.55	19.2%
Industrial	4.92	4.43	0.49	11.1%
Mining	3.85	3.13	0.72	23.0%
Other	5.66	5.98	(0.32)	(5.4)%
Average Retail Margin Revenue	7.09	6.17	0.92	14.9%
Average Fuel and Purchased Power Revenue	3.23	4.00	(0.77)	(19.3)%
Average RES & DSM Revenue	0.36	0.36	—	NM
Total Average Retail Revenue	10.68	10.53	0.15	1.4%

Weather Data:
Cooling Degree Days
Three Months Ended September 30,	1,042	957	85	8.9%
10-Year Average	992	990	NM	NM
Wholesale Energy Market Indicators:
Power Prices ($ / MWh) (3)	$41.21	$35.85	$5.36	15.0%
Natural Gas Prices ($ / MMBtu) (4)	$3.45	$2.78	$0.67	24.1%

(1)	Calculated on un-rounded data and may not correspond exactly to data shown in table.

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

(3)	On-peak market price of energy is based on the Intercontinental Exchange Palo Verde Index.

(4)	Average market price for natural gas is based on the Permian Index.

Residential

Residential kWh sales were 1.6% higher in the third quarter of 2013 than they were during the same period last year due in part to an increase in Cooling Degree Days. The higher sales volumes combined with a non-fuel base rate increase effective July 1, 2013 led to an increase in residential margin revenues of 14.9%, or $13 million. Residential use per customer increased by 0.8% due in part to warmer weather. The average number of residential customers grew by 0.8% in the third quarter of 2013 compared with the same period last year.
Commercial
Commercial kWh sales increased by 0.5% compared with the third quarter of 2012 due in part to more Cooling Degree Days than last year. The higher sales combined with a non-fuel base rate increase effective July 1, 2013 lead to an increase in commercial margin revenues of 19.9%, or $11 million.
Industrial
Industrial kWh sales increased by 0.9% compared with the third quarter of 2012, and industrial margin revenues increased by 12.1%, or $4 million when compared with the same period in 2012. The increase in industrial retail margins primarily resulted from a non-fuel base rate increase effective July 1, 2013.
Mining
Mining kWh sales increased by 0.1% compared with the third quarter of 2012. Margin revenues from mining customers increased by $2 million due in part to a non-fuel base rate increase effective July 1, 2013. See Factors Affecting Results of Operations, Sales to Mining Customers, below.

The table below provides a summary of TEP’s retail kWh sales, revenues, and weather data during the first nine months of 2013 and 2012:

	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	Percent(1)
Energy Sales, kWh (in Millions):
Electric Retail Sales:
Residential	3,149	3,085	64	2.1%
Commercial	1,702	1,682	20	1.2%
Industrial	1,638	1,628	10	0.6%
Mining	803	818	(15)	(1.7)%
Other	23	23	—	2.2%
Total Electric Retail Sales	7,314	7,236	78	1.1%
Retail Margin Revenues (in Millions):
Residential	$218	$202	$16	7.9%
Commercial	144	132	12	8.5%
Industrial	74	71	3	4.7%
Mining	25	23	2	8.7%
Other	1	1	—	8.3%
Total Retail Margin Revenues (Non-GAAP)(2)	461	429	32	7.6%
Fuel and Purchased Power Revenues	245	256	(11)	(4.4)%
RES, DSM, and ECA Revenues	33	32	1	3.4%
Total Retail Revenues (GAAP)	$739	$717	$22	3.1%
Average Retail Margin Rate (Cents / kWh):(1)
Residential	6.90	6.53	0.37	5.7%
Commercial	8.43	7.87	0.56	7.1%
Industrial	4.53	4.35	0.18	4.1%
Mining	3.12	2.83	0.29	10.2%
Other	5.65	5.33	0.32	6.0%
Average Retail Margin Revenue	6.31	5.93	0.38	6.4%
Average Fuel and Purchased Power Revenue	3.35	3.54	(0.19)	(5.4)%
Average RES & DSM Revenue	0.45	0.44	0.01	2.3%
Total Average Retail Revenue	10.11	9.91	0.20	2.0%

Weather Data:
Cooling Degree Days
Nine Months Ended September 30,	1,619	1,523	96	6.3%
10-Year Average	1,456	1,443	NM	NM
Heating Degree Days
Nine Months Ended September 30,	983	790	193	24.4%
10-Year Average	867	845	NM	NM
Wholesale Energy Market Indicators:
Power Prices ($ / MWh) (3)	$37.16	$28.91	$8.25	28.5%
Natural Gas Prices ($ / MMBtu) (4)	$3.57	$2.46	$1.11	45.1%

(1)	Calculated on un-rounded data and may not correspond exactly to data shown in table.

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

(3)	On-peak market price of energy is based on the Intercontinental Exchange Palo Verde Index.

(4)	Average market price for natural gas is based on the Permian Index.

Residential

Residential kWh sales were 2.1% higher in the first nine months of 2013 due in part to favorable weather conditions compared with the same period last year. Higher sales and a non-fuel base rate increase effective July 1, 2013 led to an increase in residential margin revenues of 7.9%, or $16 million. The average number of residential customers grew by 0.7% in the first nine months of 2013 compared with the same period last year.
Commercial
Commercial kWh sales increased by 1.2% compared with the first nine months of 2012. Higher sales and a non-fuel base rate increase effective July 1, 2013 contributed to an increase in commercial margin revenues of 8.5%, or $12 million.
Industrial
Industrial kWh sales increased by 0.6% compared with the first nine months of 2012. Higher sales and a non-fuel base rate increase effective July 1, 2013 lead to an increase in industrial margin revenues of $3 million.
Mining
Mining kWh sales decreased by 1.7% compared with the first nine months of 2012. One of TEP's mining customers performed maintenance on its facilities resulting in a temporary decrease in production. See Factors Affecting Results of Operations, Sales to Mining Customers, below.
Wholesale Sales and Transmission Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	Millions of Dollars		Millions of Dollars
Long-Term Wholesale Revenues:
Long-Term Wholesale Margin Revenues (Non-GAAP)(1)	$2	$1	$5	$3
Fuel and Purchased Power Expense Allocated to Long- Term Wholesale Revenues	4	6	14	15
Total Long-Term Wholesale Revenues	6	7	19	18
Transmission Revenues	4	4	11	12
Short-Term Wholesale Revenues	17	14	61	47
Electric Wholesale Sales (GAAP)	$27	$25	$91	$77

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

Long-Term Wholesale Margin Revenues in the third quarter and first nine months of 2013 were higher than the same periods in 2012 due in part to higher market prices for wholesale power. See Factors Affecting Results of Operations, Long-Term Wholesale Sales, below.
Short-Term Wholesale Revenues
All revenues from short-term wholesale sales and 10% of the profits from wholesale trading activity are credited against the fuel and purchased power costs eligible for recovery in the PPFAC.

Other Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	Millions of Dollars		Millions of Dollars
Revenue related to Springerville Units 3 and 4(1)	$27	$31	$73	$74
Other Revenue	7	8	21	22
Total Other Revenue	$34	$39	$94	$96
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
Operating Expenses
Fuel and Purchased Power Expense
TEP’s fuel and purchased power expense and energy resources for the three and nine months ended September 30, 2013 and 2012 are detailed below:

	Generation and Purchased Power		Fuel and Purchased Power Expense
	Three Months Ended September 30,
	2013	2012	2013	2012
	Millions of kWh		Millions of Dollars
Coal-Fired Generation	2,616	2,577	$66	$64
Gas-Fired Generation	329	491	14	23
Renewable Generation	8	10	—	—
Reimbursed Fuel Expense for Springerville Units 3 and 4	—	—	2	1
Total Fuel	2,953	3,078	82	88
Total Purchased Power	875	759	42	28
Transmission and Other PPFAC Recoverable Costs	—	—	5	2
Increase (Decrease) to Reflect PPFAC Recovery Treatment	—	—	(8)	20
Total Resources	3,828	3,837	$121	$138
Less Line Losses and Company Use	(261)	(242)
Total Energy Sold	3,567	3,595

	Generation and Purchased Power		Fuel and Purchased Power Expense
	Nine Months Ended September 30,
	2013	2012	2013	2012
	Millions of kWh		Millions of Dollars
Coal-Fired Generation	7,726	7,247	$208	$182
Gas-Fired Generation	747	1,187	34	51
Renewable Generation	31	35	—	—
Reimbursed Fuel Expense for Springerville Units 3 and 4	—	—	5	5
Total Fuel	8,504	8,469	247	238
Total Purchased Power	1,848	1,854	90	62
Transmission and Other PPFAC Recoverable Costs	—	—	8	4
Increase (Decrease) to Reflect PPFAC Recovery Treatment	—	—	(5)	25
Total Resources	10,352	10,323	$340	$329
Less Line Losses and Company Use	(680)	(669)
Total Energy Sold	9,672	9,654
Generation
Total generating output increased during the first nine months of 2013 when compared with the same period last year due in part to higher retail kWh sales than the same period last year. Coal-fired generation increased by 6.6% during the first nine months of 2013 when compared with the same period last year due in part to the use of coal to fuel Sundt Unit 4 instead of natural gas.

Purchased Power
Purchased power volumes decreased during the first nine months of 2013 compared with the same period last year due in part to higher output from TEP's generating facilities.
The table below summarizes TEP’s average cost per kWh generated or purchased:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	cents per kWh		cents per kWh
Coal	2.53	2.49	2.70	2.50
Gas	4.35	4.69	4.55	4.31
Purchased Power	4.85	3.63	4.86	3.35
All Sources	3.63	3.28	3.56	3.15

O&M
The table below summarizes the items included in TEP’s O&M expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	Millions of Dollars		Millions of Dollars
Base O&M (Non-GAAP)(1)	$57	$53	$179	$173
O&M Recorded in Other Expense	(2)	(1)	(6)	(3)
Reimbursed Expenses Related to Springerville Units 3 and 4	18	26	49	53
Expenses Related to Customer Funded Renewable Energy and DSM Programs(2)	6	9	17	25
Total O&M (GAAP)	$79	$87	$239	$248

(1)
Base O&M is a non-GAAP financial measure and should not be considered as an alternative to O&M, which is determined in accordance with GAAP. TEP believes that Base O&M, which is O&M less reimbursed expenses and expenses related to customer-funded renewable energy and DSM programs, provides useful information to investors because it represents the fundamental level of operating and maintenance expense related to our core business.

(2)	Represents expenses related to customer-funded renewable energy and DSM programs; these expenses are being collected from customers and the corresponding amounts are recorded in retail revenue.
FACTORS AFFECTING RESULTS OF OPERATIONS

2013 TEP Rate Order
In June 2013, the ACC issued an order (2013 TEP Rate Order) that resolved the rate case filed by TEP in July 2012, which was based on a test year ended December 31, 2011. The 2013 TEP Rate Order approved new rates effective July 1, 2013.
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

•	an agreement by TEP to seek recovery of costs related to the Nogales transmission line from the Federal Energy Regulatory Commission (FERC) before seeking rate recovery from the ACC.
The 2013 TEP Rate Order also approved the following cost recovery mechanisms:

•
A Lost Fixed Cost Recovery mechanism (LFCR) that allows TEP to recover certain non-fuel costs that would otherwise go unrecovered due to reduced kWh sales attributed to energy efficiency programs and distributed generation. The LFCR rate will be adjusted annually and is subject to ACC approval and a year-over-year cap of 1% of TEP's total retail revenues. TEP expects to file its first LFCR report with the ACC on or before May 15, 2014. That report may include an estimated $2 million to $4 million of unrecovered non-fuel costs incurred during calendar year 2013. We expect the new LFCR rate to become effective on July 1, 2014. TEP’s 2015 LFCR report may include an estimated $6 million to $8 million of unrecovered non-fuel costs incurred during 2014.

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

•	A new rate under TEP's PPFAC. See Purchased Power and Fuel Adjustment Clause, below.
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
In May 2013, the ACC voted to commence a process to consider the possibility of opening Arizona to retail electric competition. The first step in the process was to solicit comments on questions raised by the ACC on the potential benefits and risks to Arizona electric customers associated with retail electric competition. In July 2013, various parties, including TEP and UNS Electric, filed comments. TEP and UNS Electric oppose opening Arizona to retail electric competition. Responsive comments from the parties were filed in August 2013. In September 2013, the ACC voted to close the docket and did not take any steps to implement retail electric competition. We cannot predict if the ACC will consider retail electric competition in the future.
Technological Developments and Energy Efficiency
New technological developments and the implementation of Electric EE Standards have reduced energy consumption by TEP's retail customers. TEP's customers also have the ability to install renewable energy technologies and conventional generation units that could reduce their reliance on TEP's services. In the wholesale energy market, TEP competes with other utilities, power marketers, and independent power producers in the sale of electric capacity and energy.
Coal-Fired Generating Resources
At September 30, 2013, approximately 70% of TEP's generating capacity was fueled by coal (of which 120 MW can be converted to 156 MW of natural gas capacity). Existing and proposed federal environmental regulations, as well potential changes in state regulation, may increase the cost of operating coal-fired generating facilities. TEP is evaluating various strategies for reducing the proportion of coal in its fuel mix. TEP's ability to reduce its coal-fired generating capacity will depend on several factors, including, but not limited to:

•	the resolution of the non-binding agreement between the State of New Mexico, the EPA, and PNM as it relates to San Juan (see Note 4);

•	TEP's future ownership interest in Springerville Unit 1 (see Springerville Unit 1, below); and

•	the potential purchase of a combined cycle natural gas plant (see Gila River Generating Station Unit 3, below).

Springerville Unit 1
TEP leases Unit 1 of the Springerville Generating Station and an undivided one-half interest in certain Springerville Common Facilities (collectively Springerville Unit 1) under seven separate lease agreements (Springerville Unit 1 Leases) that are accounted for as capital leases. The leases expire in January 2015 and include fair market value renewal and purchase options. In 2006, TEP purchased a 14.1% undivided ownership interest in Springerville Unit 1, representing approximately 55 megawatts (MW) of continuous operating capability.
In 2011, TEP and the owner participants of Springerville Unit 1 completed a formal appraisal procedure to determine the fair market value purchase price of Springerville Unit 1 in accordance with the Springerville Unit 1 Leases. The purchase price was determined to be $478 per kW of capacity based on a continuous capacity rating of 387 MW.
On August 29, 2013, TEP notified certain owner participants and their lessors that TEP elected to purchase their undivided ownership interests in Springerville Unit 1, at the appraised value upon the expiration of the lease term in January 2015. In total, TEP elected to purchase leased interests comprising 24.8% of Springerville Unit 1, representing 96 MW of continuous operating capability, for an aggregate purchase price of $46 million.
On October 3, 2013, TEP agreed to purchase an additional 10.6% leased interest in Springerville Unit 1 for $20 million, the appraised value, with the purchase scheduled to occur in December 2014. The 10.6% ownership interest represents 41 MW of continuous operating capability.
Upon the close of these lease option purchases, TEP will own 49.5% of Springerville Unit 1, or 192 MW of continuous operating capability. Due to TEP’s purchase commitments, TEP and UNS Energy expect to record an increase to both Utility Plant Under Capital Leases and Capital Lease Obligations on their balance sheets in the aggregate amount of approximately $55 million, of which $39 million is reflected as of September 30, 2013.
TEP does not expect that its final undivided ownership interest in Springerville Unit 1 will exceed 49.5%, or 192 MW of continuous operating capability. TEP is obligated to operate Springerville Unit 1 for the remaining third-party owners following the expiration of the leases.
Because the owner participants whose leased interests TEP elected to purchase have agreed to sell their interests for amounts equal to the appraised value, TEP dismissed the legal action associated with the appraisal. See Part II, Item 1. Legal Proceedings, Springerville Unit 1 Appraisal.
Gila River Generating Station Unit 3
In August 2013, TEP entered into exclusive negotiations with Entegra Power Group LLC (Entegra) to purchase Unit 3 of the Gila River Generating Station (Gila River Unit 3) located in Gila Bend, Arizona. Gila River Unit 3 is a gas-fired combined cycle unit with a nominal capacity rating of 550 MW. Entegra provided a proposal in response to TEP's request for proposals for generating capacity issued in May 2013. UNS Electric may purchase up to 150 MW of Gila River Unit 3, while TEP would purchase the remaining capacity. See UNS Electric, Factors Affecting Results of Operations, Gila River Generating Station Unit 3, for more information. See Note 13.
The purchase of Gila River Unit 3, which would replace the forgone coal-fired leased capacity from Springerville Unit 1 and the expected reduction of coal-fired generating capacity from San Juan Unit 2, would be consistent with TEP's strategy to diversify its generation fuel mix. See Note 4.
Although there can be no assurance that TEP and Entegra will reach agreement on the purchase by TEP of Gila River Unit 3, TEP anticipates that, if such an agreement is reached, definitive purchase and sale agreements would be executed prior to year-end 2013. TEP further anticipates any such purchase would close by year-end 2014 and would be subject to, among other things, the receipt of required regulatory approvals.
Purchased Power and Fuel Adjustment Clause

The 2013 TEP Rate Order approved a new PPFAC rate, effective July 1, 2013, which is a credit to retail customers of 0.14 cents per kWh. This PPFAC rate will be in effect until the rate is reset by the ACC in the second quarter of 2014.
TEP’s new PPFAC rate includes:

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

At September 30, 2013, TEP had under-collected fuel and purchased power costs on a billed-to-customer basis of $11 million. TEP's previous PPFAC mechanism will continue with certain modifications, including the recovery of the following costs and/or credits: lime costs used to control SO2 emissions, net of Sulfur Credits received from TEP’s coal suppliers; broker fees; and all of the proceeds from the sale of SO2 allowances.
TEP estimates that from July 1 to December 31, 2013, approximately $5 million of net lime expense will be recorded in fuel and purchased energy expense and recovered through the PPFAC. Prior to July 1, 2013, lime costs were recorded in O&M expense.

Springerville Units 3 and 4
TEP receives annual benefits in the form of rental payments and other fees and cost savings from operating Springerville Unit 3 on behalf of Tri-State and Unit 4 on behalf of SRP.
The table below summarizes the income statement line items in which TEP records revenues and expenses related to Springerville Units 3 and 4:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	Millions of Dollars		Millions of Dollars
Other Revenues	$27	$31	$73	$74
Fuel Expense	(2)	(1)	(5)	(5)
O&M Expense	(18)	(26)	(49)	(53)
Taxes Other Than Income Taxes	—	—	(1)	(1)
Total Pre-Tax Income	$7	$4	$18	$15

Pension and Retiree Benefit Expense
The table below summarizes TEP’s pension and other retiree benefit expenses charged to O&M in 2013 and 2012. See Note 7.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	Millions of Dollars		Millions of Dollars
Pension Expense Charged to O&M	$3	$3	$8	$8
Retiree Benefit Expense Charged to O&M	1	1	4	3
Total	$4	$4	$12	$11

Long-Term Wholesale Sales
TEP’s two primary long-term wholesale contracts are with SRP and the Navajo Tribal Utility Authority (NTUA).
Salt River Project
From January 1, 2012, through the end of the contract in May 2016, SRP is required to purchase 500,000 MWh of on-peak energy per year. TEP does not receive a demand charge and the price of energy is based on a discount to the wholesale market price of on-peak power.
Navajo Tribal Utility Authority
TEP serves the portion of NTUA's load that is not served from NTUA's allocation of federal hydroelectric power. Over the last three years, sales to NTUA averaged 225,000 MWh. Prior to June 30, 2013, the power sold to NTUA was at a fixed price.  In May 2013, TEP amended its contract with NTUA and extended the contract from December 2015 to December 2022.
As a result of the amendment, on July 1, 2013, TEP began receiving monthly capacity payments in exchange for providing 15 MW from July to September (June to September beginning in 2014 and thereafter) and 50 MW for the remainder of each year. Starting in 2016, the July to September capacity increases to 25 MW. Any energy sold above those amounts will be indexed to the wholesale market price of natural gas.  TEP estimates that sales to NTUA will be approximately 225,000 MWh in 2013 and 2014.
Long-Term Wholesale Margin and Sensitivity
TEP’s margin on long-term wholesale sales was $5 million during the first nine months of 2013 and $3 million during the same period last year.
The average price of on-peak power during the first nine months of 2013 was $37 per MWh. A change of $5 per MWh in the on-peak market price of power for the balance of the year would change 2013 pre-tax income related to the SRP contract by approximately $1 million.
Electric Energy Efficiency Standards

In 2010, the ACC approved new Electric EE Standards designed to require TEP, UNS Electric, and other affected electric utilities to implement cost-effective programs to reduce customers' energy consumption. In 2013, the Electric EE Standards target total kWh savings of 5% of 2012 retail kWh sales; in 2014, the Electric EE Standards target total kWh savings of 7.25% of 2013 retail kWh sales. The Electric EE Standards increase annually thereafter up to a targeted cumulative annual reduction in retail kWh sales of 22% by 2020.

DSM programs approved by the ACC, direct load control programs, and energy efficient building codes are acceptable means to meet the Electric EE Standards as set forth by the ACC.

As part of the 2013 TEP Rate Order, the ACC approved a 2013 calendar year energy efficiency budget of $21 million, which includes a performance incentive of approximately $1 million. The performance incentive could be recognized in 2013 if TEP's DSM programs meet certain requirements. The Electric EE Standards provide for the recovery of costs incurred to implement DSM programs. TEP's programs, and the rates charged to customers for such programs, are subject to annual review and approval by the ACC. See 2013 TEP Rate Order, above.
Renewable Energy Standard and Tariff

In October 2013, the ACC approved TEP's 2014 RES implementation plan. Under the plan, TEP expects to collect approximately $34 million from retail customers during 2014 to fund: the above market cost of renewable energy purchases; performance based incentives for customer installed distributed generation; a return on and of TEP's investments in company-owned solar projects; and various other program costs. The plan includes approval for a TEP investment of $28 million in 2014 for company-owned solar projects and an additional $12 million in 2015. In accordance with the funding mechanism approved by the ACC, TEP could earn approximately $1 million pre-tax in 2014 on company-owned solar investments. TEP expects to meet the 2013 renewable energy target of 4.0% of retail kWh sales and the 2014 target of 4.5%.

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

Interest Rates
TEP is exposed to interest rate risk resulting from changes in interest rates on certain of its variable rate debt obligations, as well as borrowings under its revolving credit facility. As a result, TEP may be required to pay significantly higher rates of interest on outstanding variable rate debt and borrowings under the TEP Revolving Credit Facility. At September 30, 2013, TEP had $215 million in tax-exempt variable rate debt outstanding. The interest rates on TEP’s tax-exempt variable rate debt are reset weekly by its remarketing agents. The maximum interest payable under the indentures for the bonds is 10% on $37 million of bonds and 20% on the other $178 million. During the first nine months of 2013, the average rates paid ranged from 0.06% to 0.25%.
TEP has a fixed-for-floating interest rate swap to hedge $50 million of its tax-exempt variable rate debt.
TEP is also subject to interest rate risk resulting from changes in interest rates on its borrowings under the TEP Revolving Credit Facility. The interest paid on revolving credit borrowings is variable. If LIBOR and other benchmark interest rates increase, TEP may be required to pay higher rates of interest on borrowings under its revolving credit facility. See Item 3. Quantitative and Qualitative Disclosures about Market Risk, below.
Fair Value Measurements
TEP’s income statement exposure to energy price risk is mitigated as TEP reports the change in fair value of energy contract derivatives as either a regulatory asset or regulatory liability, or as a component of other comprehensive income, rather than in the income statement. See Note 11.

LIQUIDITY AND CAPITAL RESOURCES
TEP Cash Flows
The tables below show TEP's net cash flows after capital expenditures and payments on capital lease obligations:

	Nine Months Ended September 30,
	2013	2012
	Millions of Dollars
Net Cash Flows – Operating Activities (GAAP)	$254	$207
Amounts from Statements of Cash Flows:
Less: Capital Expenditures	(180)	(196)
Net Cash Flows after Capital Expenditures (Non-GAAP)(1)	74	11
Amounts From Statements of Cash Flows:
Less: Payments for Capital Lease Obligations	(100)	(89)
Plus: Proceeds from Investment in Lease Debt	9	19
Net Cash Flows after Capital Expenditures and Required Payments on Capital Lease Obligations (Non-GAAP)(1)	$(17)	$(59)

	Nine Months Ended September 30,
	2013	2012
	Millions of Dollars
Net Cash Flows – Operating Activities (GAAP)	$254	$207
Net Cash Flows – Investing Activities (GAAP)	(180)	(173)
Net Cash Flows – Financing Activities (GAAP)	(119)	41
Net Increase (Decrease) in Cash	(45)	75
Beginning Cash	80	28
Ending Cash	$35	$103

Net Cash Flows after Capital Expenditures (Non-GAAP)(1)	$74	$11
Net Cash Flows after Capital Expenditures and Required Payments on Capital Lease Obligations (Non-GAAP)(1)	(17)	(59)

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
Operating Activities
In the first nine months of 2013, net cash flows from operating activities were $47 million higher than in the first nine months of 2012. The increase was due primarily to: higher cash receipts from retail sales related to a base rate increase that became effective on July 1, 2013, as well as an increase in sales volumes and an increase in TEP's PPFAC rate that became effective in April 2012; and a decrease in capital lease interest paid due to a decline in capital lease obligation balances.
Investing Activities
Net cash flows used for investing activities increased by $7 million in the first nine months of 2013 compared with the same period last year due primarily to: lower proceeds from the investment in lease debt; and an increase in purchases of RECs due to an increase in renewable energy PPAs; partially offset by lower capital expenditures.
TEP’s capital expenditures were $180 million in the first nine months of 2013 compared with $196 million in the same period last year. TEP’s estimated capital expenditures for 2013 are $255 million.
Financing Activities
In the first nine months of 2013, net cash from financing activities was $160 million lower than in the same period in 2012. Financing activities in the first nine months of 2013 included a $20 million dividend payment to UNS Energy and an $11 million increase in payments made on capital lease obligations. Financing activities in the first nine months of 2012 included: the issuance of $150 million of long-term debt; $7 million of repayments of long-term debt; and $10 million of repayments (net of borrowings) under the TEP Revolving Credit Facility.
TEP Mortgage Indenture

Prior to November 2013, the TEP Credit Agreement and the 2010 TEP Reimbursement Agreement were secured by $423 million in Mortgage Bonds issued under the 1992 Mortgage. As a result of TEP's credit rating upgrade, in October 2013, TEP (i) requested $423 million in Mortgage Bonds be returned to TEP for cancellation, and (ii) discharged the 1992 Mortgage, which had created a lien on and security interest in substantially all of TEP’s utility plant assets. TEP’s obligations under the TEP Credit Agreement and the 2010 TEP Reimbursement Agreement are now unsecured. See Note 5.
TEP Credit Agreement
The TEP Credit Agreement consists of a $200 million revolving credit and revolving letter of credit facility and a $186 million letter of credit facility to support tax-exempt bonds. The TEP Credit Agreement expires in November 2016. At September 30, 2013, there were no outstanding borrowings and $1 million of LOCs issued under the TEP Revolving Credit Facility.
The TEP Credit Agreement contains restrictions on liens, mergers, and sale of assets. The TEP Credit Agreement also requires TEP not to exceed a maximum leverage ratio. If TEP complies with the terms of the TEP Credit Agreement, TEP may pay dividends to UNS Energy. At September 30, 2013, TEP was in compliance with the terms of the TEP Credit Agreement. See Note 5.
2010 TEP Reimbursement Agreement
In December 2010, TEP entered into a four-year $37 million reimbursement agreement (2010 TEP Reimbursement Agreement). A $37 million LOC was issued pursuant to the 2010 TEP Reimbursement Agreement. The LOC supports $37 million aggregate principal amount of variable rate tax-exempt pollution control bonds that were issued on behalf of TEP in December 2010.
The 2010 TEP Reimbursement Agreement contains substantially the same restrictive covenants as the TEP Credit Agreement described above. At September 30, 2013, TEP was in compliance with the terms of the 2010 TEP Reimbursement Agreement. See Note 5.

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
Capital Lease Obligations
At September 30, 2013, TEP had $299 million of total capital lease obligations on its balance sheet. The table below provides a summary of the outstanding lease obligations:

	Capital Lease Obligation Balance As Of
Capital Leases	September 30, 2013	Expiration	Renewal/Purchase Option
	Millions of Dollars
Springerville Unit 1(1)	$176	2015	Fair market value purchase option of $478 per kW(2)
Springerville Coal Handling Facilities	28	2015	Fixed price purchase option of $120 million(3)
Springerville Common Facilities(4)	95	2017 and 2021	Fixed price purchase option of $106 million(3)
Total Capital Lease Obligations	$299

(1)	The Springerville Unit 1 Leases cover both Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.

(2)
As determined in December 2011 in an appraisal procedure undertaken pursuant to the Springerville Unit 1 lease agreements. See Part II, Item 1.—Legal Proceedings. TEP elected and agreed to purchase certain interests in the Springerville Unit 1 lease agreements in August and October 2013. See Factors Affecting Results of Operations, Coal-Fired Generating Resources, Springerville Unit 1, above. Also see Note 5.

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

Income Tax Position
See UNS Energy Consolidated, Liquidity and Capital Resources, Income Tax Position, above.
Contractual Obligations
There have been no changes in TEP’s contractual obligations or other commercial commitments from those reported in our 2012 Annual Report on Form 10-K, other than the following changes in 2013:

•
TEP entered into new forward purchase power commitments that will settle through 2015. Some of these contracts are at fixed prices per MWh and others are indexed to natural gas prices. Based on projected market prices as of September 30, 2013, TEP's estimated minimum payment obligations for these additional purchases are $14 million in 2014 and $2 million in 2015. See Note 4.

•
TEP has a 20-year PPA with a renewable energy generation facility that achieved commercial operation in June 2013. TEP is obligated to purchase 100% of the output from this facility. TEP expects to make minimum payment obligations under this contract of approximately $2 million in 2013, $4 million per year from 2014 through 2017, and approximately $58 million total thereafter. See Note 4.

•
TEP is contractually obligated to certain retail customers with solar installations to make RES PBI payments for environmental attributes, or RECs. In 2013, TEP's total obligation for RES PBIs increased by $12 million from $62 million on December 31, 2012 to $74 million on September 30, 2013. TEP will make required payments over periods ranging from 9 to 20 years based on metered renewable energy production. PBIs are recoverable through the RES tariff. See Note 4.

•
In August 2013, TEP elected to purchase leased interests comprising 24.8% of Springerville Unit 1, representing 96 MW of continuous operating capability, for an aggregate purchase price of $46 million, the appraised value, upon the expiration of the lease term in January 2015. In October 2013, TEP agreed to purchase an additional 10.6% leased interest in Springerville Unit 1, representing 41 MW of continuous operating capability, for $20 million, the appraised value, with the purchase scheduled to occur in December 2014. See Note 5.

•
TEP entered into new gas transportation agreements that will settle through 2018, resulting in an additional commitment of $4 million in 2013, $5 million per year from 2014 through 2017 and $1 million in 2018. See Note 4.

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

•
In the first quarter of 2013, TEP reduced unrecognized tax benefits by $22 million based on a favorable ruling from the IRS allowing us to deduct, rather than defer and amortize, up-front incentive payments to customers who install renewable energy resources. See Note 6.

Dividends on Common Stock

TEP paid $20 million in dividends to UNS Energy in the first nine months of 2013 compared with no dividends paid to UNS Energy during the same period in 2012.

TEP can pay dividends to UNS Energy if it maintains compliance with the TEP Credit Agreement and the 2010 TEP Reimbursement Agreement. At September 30, 2013, TEP was in compliance with the terms of the TEP Credit Agreement and the 2010 TEP Reimbursement Agreement.

The Federal Power Act states that dividends shall not be paid out of funds properly included in capital accounts. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis for TEP to pay dividends from current year earnings.

UNS GAS
RESULTS OF OPERATIONS
UNS Gas reported a net loss of $1 million in the third quarter of 2013 compared with no net income or net loss in the third quarter of 2012. In the first nine months of 2013, UNS Gas reported net income of $6 million compared with net income of $5 million in the same period last year. The increase in net income for the nine months ended September 30, 2013 is due primarily to: cold weather in the first quarter, which contributed to a 9.6% increase in retail therm sales in the first nine months of 2013 relative to 2012; and a non-fuel base rate increase that was effective in May 2012.
The table below provides summary financial information for UNS Gas:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	Millions of Dollars		Millions of Dollars
Gas Revenues	$18	$18	$91	$90
Other Revenues	—	—	2	3
Total Operating Revenues	18	18	93	93
Purchased Gas Expense	5	8	48	49
Increase (Decrease) to Reflect PGA Recovery Treatment	3	—	1	3
O&M	7	6	19	19
Depreciation and Amortization	2	2	7	6
Taxes Other Than Income Taxes	1	1	3	3
Total Other Operating Expenses	18	17	78	80
Operating Income	—	1	15	13
Interest Expense	2	2	5	5
Income Tax Expense	(1)	(1)	4	3
Net Income	$(1)	$—	$6	$5

The table below includes UNS Gas’ therm sales and margin revenues for the third quarters of 2013 and 2012:

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	Percent(1)
Gas Retail Sales, Therms (in Millions):
Residential	6	5	1	7.7%
Commercial	4	4	—	5.6%
All Other	—	—	—	13.2%
Total Gas Retail Sales	10	9	1	7.2%
Negotiated Sales Program (NSP)	8	11	(3)	(26.6)%
Total Gas Sales	18	20	(2)	(10.6)%
Retail Margin Revenues (in Millions):
Residential	$6	$6	$—	3.4%
Commercial	2	2	—	—%
All Other	—	—	—	—%
Total Retail Margin Revenues (Non-GAAP)(2)	8	8	—	2.6%
Transport and NSP	5	5	—	(8.5)%
Retail Fuel Revenues	5	5	—	4.0%
Total Gas Revenues (GAAP)	$18	$18	$—	(1.1)%
Weather Data:
Heating Degree Days
Three Months Ended September 30,	101	54	47	87.0%
10-Year Average	72	74	NM	NM

(1)	Percent change calculated on un-rounded data and may not correspond exactly to data shown in table.

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

Retail therm sales during the third quarter of 2013 increased by 7.2% due in part to a 87.0% increase in Heating Degree Days. The increase in retail therm sales, as well as a Base Rate increase implemented in May 2012, contributed to an increase in retail margin revenues of 2.6%, or less than $1 million, when compared with the third quarter of 2012.
UNS Gas supplies natural gas to some of its large transportation customers through an NSP. Approximately one half of the margin earned on these NSP sales is retained by UNS Gas, while the remainder benefits retail customers by reducing the gas commodity price through a credit to the PGA mechanism.
The table below includes UNS Gas’ therm sales and margin revenues for the first nine months of 2013 and 2012:

	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	Percent(1)
Gas Retail Sales, Therms (in Millions):
Residential	49	44	5	10.6%
Commercial	21	20	1	6.5%
All Other	6	5	1	12.4%
Total Gas Retail Sales	76	69	7	9.6%
Negotiated Sales Program (NSP)	21	26	(5)	(17.2)%
Total Gas Sales	97	95	2	2.3%
Retail Margin Revenues (in Millions):
Residential	$29	$27	$2	8.6%
Commercial	8	7	1	8.1%
All Other	2	1	1	14.3%
Total Retail Margin Revenues (Non-GAAP)(2)	39	35	4	8.8%
DSM Revenue	—	1	(1)	(14.3)%
Transport and NSP	13	12	1	7.4%
Retail Fuel Revenues	39	42	(3)	(6.5)%
Total Gas Revenues (GAAP)	$91	$90	$1	1.3%
Weather Data:
Heating Degree Days
Nine Months Ended September 30,	2,769	2,504	265	10.6%
10-Year Average	2,715	2,728	NM	NM

(1)	Percent change calculated on un-rounded data and may not correspond exactly to data shown in table.

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

Retail therm sales during the first nine months of 2013 increased by 9.6% due in part to a 10.6% increase in Heating Degree Days. The increase in retail therm sales, as well as a Base Rate increase implemented in May 2012, contributed to an increase in retail margin revenues of 8.8%, or $4 million, compared with the same period in 2012.

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
In October 2013, the ACC approved an increase to the existing customer PGA credit from 4.5 cents per therm to 10 cents per therm in order to reduce the over-collected PGA bank balance. The new PGA credit will be effective for the period November 1, 2013 through April 30, 2014. At September 30, 2013, the PGA bank balance was over-collected by $17 million on a billed-to-customer basis.
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
Cash Flows and Capital Expenditures
The table below provides summary cash flow information for UNS Gas:

	Nine Months Ended September 30,
	2013	2012
	Millions of Dollars
Cash Provided By (Used In):
Operating Activities	$18	$22
Investing Activities	(12)	(11)
Financing Activities	(10)	(20)
Net Increase/(Decrease) in Cash	(4)	(9)
Beginning Cash	31	38
Ending Cash	$27	$29
UNS Gas' operating cash flows during the first nine months of 2013 were $4 million lower than the same period last year due in part to the PGA credit that was effective in April 2012 and higher volumes of gas purchased as a result of increased demand from a cold winter.
UNS Gas/UNS Electric Revolver
The UNS Gas/UNS Electric Revolver consists of a $100 million unsecured revolving credit and revolving letter of credit facility. Either company can borrow up to a maximum of $70 million as long as the combined amount borrowed does not exceed $100 million. The UNS Gas/UNS Electric Revolver expires November 2016.
UNS Gas is only liable for UNS Gas’ borrowings, and similarly, UNS Electric is only liable for UNS Electric’s borrowings under the UNS Gas/UNS Electric Revolver. At September 30, 2013, UNS Gas had no outstanding borrowings or LOCs under the UNS Gas/UNS Electric Revolver.
The UNS Gas/UNS Electric Revolver restricts additional indebtedness, liens, and mergers. It also requires each borrower not to exceed a maximum leverage ratio. Each borrower may pay dividends so long as it maintains compliance with the agreement. At September 30, 2013, UNS Gas and UNS Electric each were in compliance with the terms of the UNS Gas/UNS Electric Revolver.
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
Contractual Obligations
In 2013, UNS Gas entered into new forward energy commitments that settle through 2016 at fixed prices per MMBtu. UNS Gas’ minimum payment obligations for these purchases are $2 million in 2014, $3 million in 2015, and $2 million in 2016.

UNS Gas also entered into revised gas transportation agreements and anticipates that its commitments will increase by $3 million in 2013, $9 million in each year 2014 through 2016, $10 million in 2017 and $56 million thereafter. See Note 4.
There have been no other significant changes in UNS Gas' contractual obligations or other commercial commitments from those reported in our 2012 Annual Report on Form 10-K.

Dividends on Common Stock
UNS Gas paid dividends to UNS Energy, through UES, of $10 million during the first nine months of 2013 and $20 million during the first nine months of 2012. UNS Gas’ ability to pay future dividends will depend on the cash needs for capital expenditures and various other factors.
The note purchase agreement for UNS Gas contains restrictions on dividends. UNS Gas may pay dividends so long as (i) no default or event of default exists, (ii) it could incur additional debt under the debt incurrence test. At September 30, 2013, UNS Gas was in compliance with the terms of its note purchase agreement and had sufficient additional debt under the debt incurrence test to pay dividends.

UNS ELECTRIC

RESULTS OF OPERATIONS
UNS Electric reported net income of $5 million in the third quarter of 2013 compared with net income of $6 million in the third quarter of 2012. In the first nine months of 2013, UNS Electric reported net income of $11 million compared with net income of $14 million in the same period last year. The decline in net income in both periods is related to the loss of an industrial customer during the fourth quarter of 2012 as well as lower mining sales volumes.
Like TEP, UNS Electric’s operations are typically seasonal in nature, with peak energy demand occurring in the summer months. The table below provides summary financial information for UNS Electric:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	Millions of Dollars
Retail Electric Revenues	$52	$51	$130	$134
Wholesale Electric Revenues	2	5	4	13
Other Revenues	—	—	1	1
Total Operating Revenues	54	56	135	148
Purchased Energy Expense	23	24	59	61
Fuel Expense	3	5	7	9
Transmission Expense	4	3	10	8
Increase (Decrease) to Reflect PPFAC Recovery	1	(2)	(3)	1
O&M	7	8	22	23
Depreciation and Amortization Expense	5	5	14	14
Taxes Other Than Income Taxes	1	1	4	4
Total Other Operating Expenses	44	44	113	120
Operating Income	10	12	22	28
Interest Expense	2	2	5	5
Income Tax Expense	3	4	6	9
Net Income	$5	$6	$11	$14

The table below shows UNS Electric’s kWh sales and revenues for the third quarters of 2013 and 2012:

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	Percent(1)
Electric Retail Sales, kWh (in Millions):
Residential	287	291	(4)	(1.2)%
Commercial	171	172	(1)	(0.3)%
Industrial	50	58	(8)	(14.5)%
Mining	16	20	(4)	(18.2)%
Public Authorities	—	—	—	9.5%
Total Electric Retail Sales	524	541	(17)	(3.0)%

Retail Margin Revenues (in Millions):
Residential	$11	$11	$—	(0.9)%
Commercial	8	8	—	—%
Industrial	2	2	—	(17.4)%
Mining	1	2	(1)	(50.0)%
Public Authorities	—	—	—	—
Total Retail Margin Revenues (Non-GAAP)(2)	22	23	(1)	(5.8)%
Fuel and Purchased Power Revenues	28	25	3	13.0%
RES & DSM Revenues	2	3	(1)	(37.0)%
Total Retail Revenues (GAAP)	$52	$51	$1	(100.0)%
Weather Data:
Cooling Degree Days
Three Months Ended September 30,	1,840	1,969	(129)	(6.6)%
10-Year Average	1,975	1,972	NM	NM

(1)	Percent change calculated on un-rounded data and may not correspond exactly to data shown in table.

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

Total retail kWh sales in the third quarter of 2013 decreased by 3.0% compared with the same period last year. Sales volumes to mining customers decreased by 18.2% in the third quarter of 2013 due to one of UNS Electric’s mining customers generating a portion of its own electricity. Industrial kWh sales decreased by 14.5% due to the loss of a customer in the fourth quarter of 2012. Total Retail Margin Revenues in the third quarter of 2013 were lower when compared to the third quarter of 2012 due in part to one of UNS Electric's mining customers generating a portion of its own electricity and the loss of an industrial customer in the fourth quarter of 2012. See Factors Affecting Results of Operations, Large Customers, below.

The table below shows UNS Electric’s kWh sales and revenues for the first nine months of 2013 and 2012:

	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	Percent(1)
Electric Retail Sales, kWh (in Millions):
Residential	678	666	12	1.9%
Commercial	468	470	(2)	(0.4)%
Industrial	141	167	(26)	(15.3)%
Mining	46	75	(29)	(39.4)%
Public Authorities	1	1	—	12.9%
Total Electric Retail Sales	1,334	1,379	(45)	(3.2)%

Retail Margin Revenues (in Millions):
Residential	$26	$25	$1	1.6%
Commercial	22	22	—	(0.5)%
Industrial	6	7	(1)	(15.9)%
Mining	3	5	(2)	(34.0)%
Public Authorities	—	—	—	—
Total Retail Margin Revenues (Non-GAAP)(2)	57	59	(2)	(4.0)%
Fuel and Purchased Power Revenues	67	67	—	0.9%
RES & DSM Revenues	6	8	(2)	(33.7)%
Total Retail Revenues (GAAP)	$130	$134	$(4)	(3.4)%
Weather Data:
Cooling Degree Days
Nine Months Ended September 30,	3,144	3,243	(99)	(3.1)%
10-Year Average	3,049	3,073	NM	NM
Heating Degree Days
Nine Months Ended September 30,	1,258	1,117	141	12.6%
10-Year Average	1,239	1,253	NM	NM

(1)	Percent change calculated on un-rounded data and may not correspond exactly to data shown in table.

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

Total retail kWh sales in the first nine months of 2013 decreased by 3.2% compared with the same period last year. Sales volumes to mining customers decreased by 39.4% in the first nine months of 2013 due to one of UNS Electric’s mining customers generating a portion of its own electricity. Industrial kWh sales decreased by 15.3% due to the loss of a customer in the fourth quarter of 2012. Total Retail Margin Revenues in the first nine months of 2013 were lower when compared to the same period last year due in part to one of UNS Electric's mining customers generating a portion of its own electricity and the loss of an industrial customer in the fourth quarter of 2012. See Factors Affecting Results of Operations, Large Customers, below.
FACTORS AFFECTING RESULTS OF OPERATIONS

2012 UNS Electric Rate Case

In December 2012, UNS Electric filed a rate case application with the ACC as required by the ACC in UNS Electric's 2010 Rate Order. UNS Electric's rate filing was based on a test year ended June 30, 2012.

In September 2013, UNS Electric, the staff of the ACC, and certain other parties to UNS Electric's pending rate case proceeding entered into a settlement agreement (2013 UNS Electric Settlement Agreement). The 2013 UNS Electric Settlement Agreement requires the approval of the ACC before new rates can become effective.

The terms of the 2013 UNS Electric Settlement Agreement include, but are not limited to:

•	an increase in non-fuel retail Base Rates of approximately $3 million;

•	an Original Cost Rate Base (OCRB) of approximately $213 million and a Fair Value Rate Base (FVRB) of approximately $283 million;

•	a return on equity of 9.50% and a long-term cost of debt of 5.97% resulting in a weighted average cost of capital of 7.83%;

•	a 0.50% return on the fair value increment of rate base (the fair value increment of rate base represents the difference between OCRB and FVRB of approximately $70 million); and

•	a capital structure of 52.6% equity and 47.4% long-term debt.

The 2013 UNS Electric Settlement Agreement also includes the following cost recovery mechanisms:

•
an LFCR mechanism that would allow UNS Electric to recover certain non-fuel costs that would otherwise go unrecovered due to reduced kWh sales attributed to compliance with the ACC's Electric EE Standards and distributed generation requirements under the ACC's RES. The LFCR is not a full decoupling mechanism because it is not intended to recover lost fixed costs attributable to weather or economic conditions; and

•
a Transmission Cost Adjustment Mechanism (TCA) that would allow more timely recovery of transmission costs associated with serving retail customers at the level approved by FERC. UNS Electric's proposed Base Rates include a transmission component based on UNS Electric’s current FERC Open Access Transmission Tariff (OATT) rate. The OATT rates are adjusted annually and the TCA will be limited to the recovery (or refund) of costs associated with future changes in UNS Electric’s OATT rate.

Status of Rate Proceeding

Hearings before an ACC administrative law judge were completed in September 2013. The settlement agreement requested that new rates be effective by January 1, 2014. We cannot predict if the 2013 UNS Electric Settlement Agreement will be approved or modified by the ACC.
Gila River Generating Station Unit 3
In August 2013, TEP entered into exclusive negotiations with Entegra to purchase Gila River Unit 3, a gas-fired combined cycle unit with a nominal capacity rating of 550 MW. UNS Electric may purchase up to 150 MW of Gila River Unit 3, while TEP would purchase the remaining capacity. See Tucson Electric, Factors Affecting Results of Operations, Gila River Generating Station Unit 3, and Note 13 for more information.
Renewable Energy Standard and Tariff
In October 2013, the ACC approved UNS Electric's 2014 RES implementation plan. Under the plan, UNS Electric will collect approximately $6 million from customers during 2014 to fund: the above market cost of renewable energy purchases; incentives for customer installed distributed generation; a return on and of UNS Electric's investments in company-owned solar projects; and various other program costs. The plan includes approval for a UNS Electric investment of $5 in 2014 for company-owned solar projects. In accordance with the funding mechanism approved by the ACC, UNS Electric could earn approximately $1 million pre-tax in 2014 on company-owned solar investments. UNS Electric expects to meet the 2013 renewable energy target of 4.0% of retail kWh sales and the 2014 target of 4.5%.

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
Competition
See Tucson Electric Power, Factors Affecting Results of Operations, Competition, above.

Large Customers

One of UNS Electric's mining customers began generating a portion of its own electricity needs in 2011. Due to UNS Electric's retail rate structure and the customer's peak electric demand, the margin revenues from this customer in 2012 were near the same level as 2011. Another large retail customer closed its operations in UNS Electric's service territory in the fourth quarter of 2012. As a result of these two events, we estimate UNS Electric's non-residential retail margin revenues will be approximately $4 million lower in 2013 than in 2012.
Interest Rates
UNS Electric is subject to interest rate risk resulting from changes in interest rates on its borrowings under the UNS Gas/UNS Electric Revolver. The interest paid on revolving credit borrowings is variable. If LIBOR or other benchmark interest rates increase, UNS Electric may be required to pay higher rates of interest on borrowings under the UNS Gas/UNS Electric Revolver.
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
Cash Flows and Capital Expenditures
The table below provides summary cash flow information for UNS Electric:

	Nine Months Ended September 30,
	2013	2012
	Millions of Dollars
Cash Provided By (Used In):
Operating Activities	$28	$39
Investing Activities	(47)	(22)
Financing Activities	15	(10)
Net Increase/(Decrease) in Cash	(4)	7
Beginning Cash	8	5
Ending Cash	$4	$12
Operating Activities
Cash provided by operating activities decreased by $11 million in the first nine months of 2013 compared with the same period in 2012 due to: an $8 million decrease in cash receipts from electric sales (net of fuel and purchased energy costs paid) due in part to a lower PPFAC rate that was effective in June 2012, the loss of an industrial customer and lower mining sales; and a $4 million increase in income taxes paid (net of income tax refunds received) due primarily to true-up payments related to estimated income tax payments made in 2012.

Investing Activities
UNS Electric had capital expenditures of $45 million in the first nine months of 2013 compared with $24 million in the same period in 2012. The increase is related to a transmission line that is being constructed to increase reliability to UNS Electric's service territory in Nogales, Arizona. UNS Electric estimates total capital expenditures in 2013 of $52 million.
Financing Activities
Cash provided by financing activities at UNS Electric in the first nine months of 2013 increased by $25 million when compared with the same period in 2012. Financing activities in 2013 included $23 million of borrowings under the UNS Gas/UNS Electric Revolver (net of repayments) and a $2 million receipt related to a contribution in aid of construction from a large customer.
UNS Gas/UNS Electric Revolver
See UNS Gas, Liquidity and Capital Resources, UNS Gas/UNS Electric Revolver above for a description of UNS Electric’s unsecured revolving credit agreement.

UNS Electric expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures or to issue LOCs to provide credit enhancement for its energy procurement and hedging activities. At September 30, 2013, UNS Electric had $23 million of outstanding borrowings and less than $1 million of LOCs issued under the UNS Gas/UNS Electric Revolver.

Contractual Obligations
In 2013, UNS Electric entered into new forward purchase power commitments that will settle through 2015 at fixed prices per MWh. UNS Electric’s estimated minimum payment obligations for these purchases are $1 million in 2014 and $4 million in 2015.
Additionally, UNS Electric is contractually obligated to certain retail customers with solar installations to make RES PBI payments for environmental attributes, or RECs. In 2013, UNS Electric's total obligation for RES PBIs increased by approximately $1 million, from $6 million at December 31, 2012, to $7 million at September 30, 2013. PBIs are recoverable through the RES tariff. See Note 4.
There have been no other significant changes in UNS Electric’s contractual obligations or other commercial commitments from those reported in our 2012 Annual Report on Form 10-K.
Dividends on Common Stock
In the first nine months of 2013 and 2012, UNS Electric paid dividends of $10 million to UNS Energy, through UES. UNS Electric’s ability to pay future dividends will depend on the cash needs for capital expenditures and various other factors.
The note purchase agreement for UNS Electric contains restrictions on dividends. UNS Electric may pay dividends so long as (i) no default or event of default exists, and (ii) it could incur additional debt under the debt incurrence test. At September 30, 2013, UNS Electric was in compliance with the terms of its note purchase agreement and the terms of the UNS Gas/UNS Electric Revolver.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The FASB issued guidance for the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. On adoption, an entity would recognize and disclose in the financial statements its obligation from a joint and several liability arrangement as the sum of the amount the entity agreed with its co-obligors that it will pay, and any additional amount the entity expects to pay on behalf of its co-obligors. This guidance will be effective in the first quarter of 2014. We do not expect the adoption of this guidance to have a material impact on our financial condition, results of operations, or cash flows.

The FASB issued guidance which permits an entity to designate the Federal Funds Rate (the interest rate at which depository institutions lend balances to each other overnight) as a benchmark interest rate for fair value and cash flow hedges. Prior to this guidance, only interest rates on direct treasury obligations of the U.S. Government and the LIBOR were considered benchmark interest rates in the U.S. This guidance is effective immediately, and can be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We have not entered into any new cash flow or fair value hedges since the effective date of this guidance. We do not expect this guidance to have a material impact on our financial condition, results of operations, or cash flows.

The FASB issued new guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. We will be required to comply with the guidance on a prospective basis beginning in the first quarter of 2014. Although adoption of this new guidance may impact how such items are classified on our balance sheets, we do not expect such change to be material. In addition, there will be no changes in the presentations of our other financial statements.

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
Commodity Price Risk—TEP
See Part 1, Item 2. Management’s Discussion and Analysis, Tucson Electric Power, Factors Affecting Results of Operations, Long-Term Wholesale Sales, Long-Term Wholesale Margin and Sensitivity.
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
While UNS Energy and TEP continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting, there has been no change in UNS Energy’s or TEP’s internal control over financial reporting during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, UNS Energy’s or TEP’s internal control over financial reporting.

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
On April 26, 2012, TEP filed a petition to confirm the appraisal in the United States District Court for the District of Arizona. In the proceeding, the owner participants alleged that the appraisal process failed to yield a legitimate purchase price for the leased interests. In January 2013, the Federal District Court denied TEP's petition on the grounds that the Court lacks jurisdiction in the matter. In February 2013, TEP appealed the matter to the U.S. Court of Appeals for the Ninth Circuit.
On August 29, 2013, TEP notified certain owner participants and their lessors of TEP's election to purchase their undivided ownership interests in Springerville Unit 1, at the appraised value upon the expiration of the lease term in January 2015. Because the owner participants whose leased interests TEP elected to purchase have agreed to sell their interests for amounts equal to the appraised value, TEP dismissed its legal action related to the confirmation of the appraised value. See Part 1, Item 2. - Management's Discussion and Analysis, Tucson Electric Power Company, Factors Affecting Results of Operations, Coal-Fired Generating Resources, Springerville Unit 1, for more information.

Right of Way Matters
TEP previously reported it was a defendant in a class action filed in February 2009 in the United States District Court in Albuquerque, New Mexico by members of the Navajo Nation. The plaintiffs alleged, among other things, that the rights of way for defendants’ transmission lines on Navajo lands were improperly granted and that the compensation paid for such rights of way was inadequate. The plaintiffs were requesting, among other things, that the transmission lines on these lands be removed. In March 2010, the court entered a final judgment dismissing the case. The plaintiffs filed a Notice of Appeal with the Bureau of Indian Affairs (BIA) in May 2010, appealing the BIA’s decision to grant the rights of way that were the subject of the now-dismissed complaint. In June 2010, the BIA found that the Notice of Appeal failed to meet the minimum filing requirements. In September 2010, the plaintiffs filed new Notices of Appeal concerning the same rights of way. In August 2013, the Interior Board of Indian Appeals dismissed the plaintiffs’ appeal for failure to meet procedural requirements. TEP cannot predict if the plaintiffs will again attempt to appeal the BIA’s decision to grant the rights of way.
ITEM 1A. – RISK FACTORS

The business and financial results of UNS Energy and TEP are subject to numerous risks and uncertainties. There are no significant changes to the risks and uncertainties reported in our 2012 Annual Report on Form 10-K and our 2013 Form 10-Q for the quarterly period ended June 30, 2013.

ITEM 5. – OTHER INFORMATION

RATIO OF EARNINGS TO FIXED CHARGES
The following table reflects the ratio of earnings to fixed charges for UNS Energy and TEP:

	Nine Months Ended September 30, 2013	Twelve Months Ended September 30, 2013
UNS Energy	3.180	2.701
TEP	3.147	2.556
For purposes of this computation, earnings are defined as pre-tax earnings plus interest expense and amortization of debt discount and expense. Fixed charges are interest expense, including amortization of debt discount and expense.
ENVIRONMENTAL MATTERS
The table below provides a summary of the estimated impact of pending environmental regulations on TEP's annual O&M expense and capital expenditures. See Note 4 for more information.

Generating Facility	Estimated Annual O&M Expense	Estimated Capital Expenditures	Regulation (Compliance Date)	Upgrades
	Millions of Dollars
Springerville Units 1 & 2	$3	$5	MATS (2015)	Mercury Controls
San Juan Unit 1	1	35	Regional Haze/BART (2016)	SNCRs
Navajo Units 1-3	3	86	MATS (2015) Regional Haze/BART (2030)	Mercury Controls; SCRs; Baghouses
Four Corners Units 4 & 5	3	36	MATS (2015) Regional Haze/BART (2018)	Mercury Controls; SCRs

The table below provides TEP's ownership interest in coal-fired generating facilities:

	Unit	Net Capability	Operating	TEP's Share
Generating Facility	No.	MW	Agent	%	MW
Springerville Station(1)	1	401	TEP	100.0	401
Springerville Station	2	403	TEP	100.0	403
San Juan Station	1	340	PNM	50.0	170
San Juan Station	2	340	PNM	50.0	170
Navajo Station	1	750	SRP	7.5	56
Navajo Station	2	750	SRP	7.5	56
Navajo Station	3	750	SRP	7.5	56
Four Corners Station	4	784	APS	7.0	55
Four Corners Station	5	784	APS	7.0	55
Sundt Station(2)	4	120	TEP	100.0	120
(1) As of September 30, 2013, TEP owned a 14% undivided interest and leased the remaining 86%. See Part I - Item 2. Tucson Electric Power, Factors Affecting Results of Operations, Coal-Fired Generation Resources, Springerville Unit 1, for more information.
(2) Sundt Unit 4 is a dual fuel unit that can be operated with coal or natural gas. The net generating capability when Sundt Unit 4 is operated with natural gas is 156 MW.
Greenhouse Gas Regulation
In June 2013, President Obama directed the EPA to move forward with regulations to limit carbon emissions from new and existing fossil-fueled power plants.  In September 2013. the EPA issued a re-proposed rule for new power plants. UNS Energy does not anticipate that a final rule related to new fossil-fueled power plant sources will have a significant impact on operations.
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

UNS ENERGY CORPORATION
(Registrant)

Date:	November 6, 2013	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Chief
Financial Officer

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	November 6, 2013	/s/ Kevin P. Larson
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
The following materials from UNS Energy Corporation’s and Tucson Electric Power Company’s Quarterly Report on Form 10-Q for the three and nine-month periods ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language):

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