Form 10-Q
period 2014-03-31
UNS Energy Corp; TUCSON ELECTRIC POWER CO
filed 2014-04-28
CIK 941138, 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

As of April 17, 2014, 41,701,718 shares of UNS Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding. As of April 17, 2014, Tucson Electric Power Company had 32,139,434 shares of common stock outstanding, no par value, all of which were held by UNS Energy Corporation.

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

DEFINITIONS
The abbreviations and acronyms used in the first quarter 2014 Form 10-Q are defined below:

2013 Covenants Agreement	A Lender Rate Mode Covenants Agreements between TEP and the purchaser of $100 million of unsecured tax-exempt bonds that were issued behalf of TEP in November 2013 and sold in a private placement.
ACC	Arizona Corporation Commission
APS	Arizona Public Service Company
BART	Best Available Retrofit Technology
Base O&M	A non-GAAP financial measure that represents the fundamental level of operating and maintenance expense related to our business
Base Rates
The portion of TEP’s and UNS Electric’s Retail Rates attributed to generation, transmission, distribution costs, and customer charge; and UNS Gas’ delivery costs and customer charge. Base Rates exclude costs that are passed through to customers for fuel and purchased energy costs

Btu	British thermal unit(s)
Cooling Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting 75 from the average of the high and low daily temperatures
DSM	Demand Side Management
ECA	Environmental Compliance Adjustor
Entegra	a subsidiary of Entegra Power Group LLC
FERC	Federal Energy Regulatory Commission
Fortis	FortisUS, Inc., a Delaware corporation whose ultimate parent company is Fortis Parent
Fortis Parent	Fortis, Inc., a corporation incorporated under the Corporations Act of Newfoundland and Labrador, Canada
Four Corners	Four Corners Generating Station
GBtu	Billion British thermal units
GWh	Gigawatt-hour(s)
Gila River Unit 3	Unit 3 of the Gila River Generating Station
Heating Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting the average of the high and low daily temperatures from 65
kV	Kilo-volt
kWh	Kilowatt-hour(s)
LFCR	Lost Fixed Cost Recovery Mechanism
Millennium	Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UNS Energy Corporation
MMBtu	Million British thermal units
MW	Megawatt(s)
MWh	Megawatt-hour(s)
Navajo	Navajo Generating Station
OATT	Open Access Transmission Tariff
PGA	Purchased Gas Adjustor, a Retail Rate mechanism designed to recover the cost of gas purchased for retail gas customers
PNM	Public Service Company of New Mexico
PPFAC	Purchased Power and Fuel Adjustment Clause
REC	Renewable Energy Credit
RES	Renewable Energy Standard
Regional Haze Rules	Rules promulgated by the EPA to improve visibility at national parks and wilderness areas
Retail Rates	Rates designed to allow a regulated utility an opportunity to recover its reasonable operating and capital costs and earn a return on its utility plant in service

San Juan	San Juan Generating Station
SCR	Selective Catalytic Reduction
SJCC	San Juan Coal Company
SNCR	Selective Non-Catalytic Reduction
Springerville	Springerville Generating Station
Springerville Coal Handling Facilities	Coal handling facilities at Springerville used by all four Springerville units
Springerville Coal Handling Facilities Leases	Leases for coal handling facilities at Springerville used in common by all four Springerville units
Springerville Common Facilities	Facilities at Springerville used in common by all four Springerville units
Springerville Common Facilities Leases	Leveraged lease arrangements relating to an undivided one-half interest in certain Springerville Common Facilities
Springerville Unit 1	Unit 1 of the Springerville Generating Station
Springerville Unit 1 Leases	Leveraged lease arrangement relating to Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities
Springerville Unit 2	Unit 2 of the Springerville Generating Station
Springerville Unit 3	Unit 3 of the Springerville Generating Station
Springerville Unit 4	Unit 4 of the Springerville Generating Station
SRP	Salt River Project Agricultural Improvement and Power District
Sundt	H. Wilson Sundt Generating Station
Sundt Unit 4	Unit 4 of the H. Wilson Sundt Generating Station
TCA	Transmission Cost Adjustor
TEP	Tucson Electric Power Company, the principal subsidiary of UNS Energy Corporation
Therm	A unit of heating value equivalent to 100,000 Btus
Tri-State	Tri-State Generation and Transmission Association, Inc.
UED	UniSource Energy Development Company, a wholly-owned subsidiary of UNS Energy Corporation
UES	UniSource Energy Services, Inc., a wholly-owned subsidiary of UNS Energy, and intermediate holding company established to own the operating companies UNS Electric and UNS Gas
UNS Electric	UNS Electric, Inc., a wholly-owned subsidiary of UES
UNS Energy	UNS Energy Corporation (formerly known as UniSource Energy Corporation)
UNS Gas	UNS Gas, Inc., a wholly-owned subsidiary of UES

v

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
	Thousands of Dollars
	(Except Per Share Amounts)
Operating Revenues
Electric Retail Sales	$224,570	$220,860
Electric Wholesale Sales	43,421	34,398
Gas Retail Sales	38,570	50,988
Other Revenues	26,831	25,895
Total Operating Revenues	333,392	332,141
Operating Expenses
Fuel	67,835	81,689
Purchased Energy	69,783	64,159
Transmission and Other PPFAC Recoverable Costs	6,528	3,186
Increase (Decrease) to Reflect PPFAC/PGA Recovery Treatment	(8,920)	(5,368)
Total Fuel and Purchased Energy	135,226	143,666
Operations and Maintenance	93,436	89,901
Depreciation	39,081	36,300
Amortization	6,176	8,289
Taxes Other Than Income Taxes	14,808	14,090
Total Operating Expenses	288,727	292,246
Operating Income	44,665	39,895
Other Income (Deductions)
Interest Income	80	10
Other Income	2,142	1,767
Other Expense	(730)	(572)
Appreciation in Fair Value of Investments	255	1,038
Total Other Income (Deductions)	1,747	2,243
Interest Expense
Long-Term Debt	17,888	18,254
Capital Leases	3,921	6,249
Other Interest Expense	483	(393)
Interest Capitalized	(1,023)	(675)
Total Interest Expense	21,269	23,435
Income Before Income Taxes	25,143	18,703
Income Tax Expense	9,668	7,358
Net Income	$15,475	$11,345
Weighted-Average Shares of Common Stock Outstanding (000)
Basic	41,737	41,540
Diluted	42,084	41,875
Earnings Per Share
Basic	$0.37	$0.27
Diluted	$0.37	$0.27
Dividends Declared Per Share	$0.48	$0.435
See Notes to Condensed Consolidated Financial Statements.

UNS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
	Thousands of Dollars
Comprehensive Income
Net Income	$15,475	$11,345
Other Comprehensive Income
Net Changes in Fair Value of Cash Flow Hedges, net of income tax (expense) benefit of $(356) and $(401)	493	612
SERP Benefit Amortization, net of income tax (expense) benefit of $(15) and $(42)	24	68
Total Other Comprehensive Income, Net of Tax	517	680
Total Comprehensive Income	$15,992	$12,025

See Notes to Condensed Consolidated Financial Statements.

UNS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
	Thousands of Dollars
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$258,538	$253,747
Cash Receipts from Gas Retail Sales	50,045	59,849
Cash Receipts from Electric Wholesale Sales	49,877	43,538
Cash Receipts from Operating Springerville Units 3 & 4	20,295	25,032
Cash Receipts from Gas Wholesale Sales	2,222	3,152
Interest Received	4	515
Other Cash Receipts	12,605	6,137
Purchased Energy Costs Paid	(75,688)	(73,761)
Fuel Costs Paid	(72,335)	(76,321)
Payment of Operations and Maintenance Costs	(68,337)	(57,173)
Wages Paid, Net of Amounts Capitalized	(39,692)	(36,306)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(29,864)	(32,237)
Interest Paid, Net of Amounts Capitalized	(15,464)	(17,784)
Capital Lease Interest Paid	(13,682)	(16,123)
Other Cash Payments	(1,739)	(1,212)
Net Cash Flows—Operating Activities	76,785	81,053
Cash Flows from Investing Activities
Capital Expenditures	(88,244)	(81,228)
Return of Investments in Springerville Lease Debt	—	9,104
Other, net	1,726	(2,393)
Net Cash Flows—Investing Activities	(86,518)	(74,517)
Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facilities	120,000	66,000
Repayments of Borrowings Under Revolving Credit Facilities	(114,000)	(35,000)
Proceeds from Issuance of Long-Term Debt	149,168	—
Payments of Capital Lease Obligations	(79,737)	(81,281)
Common Stock Dividends Paid	(20,017)	(18,035)
Other, net	(801)	1,762
Net Cash Flows—Financing Activities	54,613	(66,554)
Net Increase (Decrease) in Cash and Cash Equivalents	44,880	(60,018)
Cash and Cash Equivalents, Beginning of Year	74,878	123,918
Cash and Cash Equivalents, End of Period	$119,758	$63,900

See Note 11 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

UNS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
	Thousands of Dollars
ASSETS
Utility Plant
Plant in Service	$5,235,954	$5,192,122
Utility Plant Under Capital Leases	637,957	637,957
Construction Work in Progress	211,357	201,959
Total Utility Plant	6,085,268	6,032,038
Less Accumulated Depreciation and Amortization	(1,998,610)	(1,982,524)
Less Accumulated Amortization of Capital Lease Assets	(519,860)	(514,677)
Total Utility Plant—Net	3,566,798	3,534,837
Investments and Other Property
Investments in Lease Equity	36,158	36,194
Other	34,960	34,971
Total Investments and Other Property	71,118	71,165
Current Assets
Cash and Cash Equivalents	119,758	74,878
Accounts Receivable—Customer	91,550	104,596
Unbilled Accounts Receivable	39,037	52,403
Allowance for Doubtful Accounts	(6,867)	(6,833)
Materials and Supplies	89,346	88,085
Deferred Income Taxes—Current	62,826	66,906
Regulatory Assets—Current	56,368	52,763
Fuel Inventory	46,113	44,317
Derivative Instruments	10,524	5,629
Other	16,044	15,354
Total Current Assets	524,699	498,098
Regulatory and Other Assets
Regulatory Assets—Noncurrent	156,468	150,584
Derivative Instruments	838	1,180
Other Assets	24,567	24,430
Total Regulatory and Other Assets	181,873	176,194
Total Assets	$4,344,488	$4,280,294
See Notes to Condensed Consolidated Financial Statements.

 (Continued)

UNS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
	Thousands of Dollars
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$1,125,824	$1,130,784
Capital Lease Obligations	73,984	131,370
Long-Term Debt	1,659,278	1,507,070
Total Capitalization	2,859,086	2,769,224
Current Liabilities
Current Obligations Under Capital Leases	163,159	186,056
Borrowings Under Revolving Credit Facilities	25,000	22,000
Accounts Payable—Trade	100,507	117,503
Regulatory Liabilities—Current	54,285	53,935
Accrued Taxes Other than Income Taxes	55,577	43,880
Customer Deposits	28,943	30,671
Accrued Employee Expenses	22,806	28,148
Accrued Interest	21,906	27,786
Derivative Instruments	6,420	7,534
Other	20,394	17,775
Total Current Liabilities	498,997	535,288
Deferred Credits and Other Liabilities
Deferred Income Taxes—Noncurrent	491,212	488,887
Regulatory Liabilities—Noncurrent	308,873	302,482
Pension and Other Retiree Benefits	92,247	90,923
Derivative Instruments	7,355	7,100
Other	86,718	86,390
Total Deferred Credits and Other Liabilities	986,405	975,782
Commitments, Contingencies, and Environmental Matters (Note 6)
Total Capitalization and Other Liabilities	$4,344,488	$4,280,294
See Notes to Condensed Consolidated Financial Statements.
(Concluded)

UNS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Shares Outstanding *	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(Unaudited)
	Thousands of Shares	Thousands of Dollars
Balances at December 31, 2013	41,538	$889,301	$247,532	$(6,049)	$1,130,784
Net Income			15,475		15,475
Other Comprehensive Income, net of tax				517	517
Dividends Declared			(20,186)		(20,186)
Shares Issued for Stock Options	20	594			594
Shares Issued under Performance Share Awards	101	—			—
Share-based Compensation		(1,360)			(1,360)
Balances at March 31, 2014	41,659	$888,535	$242,821	$(5,532)	$1,125,824

* UNS Energy has 75 million authorized shares of Common Stock.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
	Thousands of Dollars
Operating Revenues
Electric Retail Sales	$186,015	$184,881
Electric Wholesale Sales	42,084	34,398
Other Revenues	27,414	28,472
Total Operating Revenues	255,513	247,751
Operating Expenses
Fuel	67,630	80,798
Purchased Power	22,615	18,928
Transmission and Other PPFAC Recoverable Costs	3,909	865
Increase (Decrease) to Reflect PPFAC Recovery Treatment	(1,730)	(2,360)
Total Fuel and Purchased Energy	92,424	98,231
Operations and Maintenance	81,345	77,824
Depreciation	30,811	28,558
Amortization	7,099	9,222
Taxes Other Than Income Taxes	11,835	11,169
Total Operating Expenses	223,514	225,004
Operating Income	31,999	22,747
Other Income (Deductions)
Interest Income	9	(4)
Other Income	1,912	1,168
Other Expense	(2,115)	(2,245)
Appreciation in Fair Value of Investments	255	1,038
Total Other Income (Deductions)	61	(43)
Interest Expense
Long-Term Debt	14,240	14,573
Capital Leases	3,921	6,249
Other Interest Expense	313	(360)
Interest Capitalized	(924)	(493)
Total Interest Expense	17,550	19,969
Income Before Income Taxes	14,510	2,735
Income Tax Expense	5,338	1,257
Net Income	$9,172	$1,478

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
	Thousands of Dollars
Comprehensive Income
Net Income	$9,172	$1,478
Other Comprehensive Income (Loss)
Net Changes in Fair Value of Cash Flow Hedges, net of income tax (expense) benefit of $(346) and $(379)	481	580
SERP Benefit Amortization, net of income tax (expense) benefit of $(15) and $(42)	24	68
Total Other Comprehensive Income (Loss), Net of Tax	505	648
Total Comprehensive Income	$9,677	$2,126

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
	Thousands of Dollars
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$215,089	$211,011
Cash Receipts from Electric Wholesale Sales	47,535	40,061
Cash Receipts from Operating Springerville Units 3 & 4	20,295	25,032
Reimbursement of Affiliate Charges	7,831	5,883
Cash Receipts from Gas Wholesale Sales	46	3,114
Interest Received	2	509
Other Cash Receipts	10,595	4,624
Fuel Costs Paid	(72,153)	(76,560)
Payment of Operations and Maintenance Costs	(66,154)	(54,791)
Wages Paid, Net of Amounts Capitalized	(33,124)	(30,542)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(21,973)	(23,303)
Purchased Power Costs Paid	(18,892)	(17,417)
Capital Lease Interest Paid	(13,682)	(16,123)
Interest Paid, Net of Amounts Capitalized	(9,128)	(11,239)
Other Cash Payments	(973)	(860)
Net Cash Flows—Operating Activities	65,314	59,399
Cash Flows from Investing Activities
Capital Expenditures	(72,570)	(61,668)
Return of Investments in Springerville Lease Debt	—	9,104
Other, net	1,979	(2,911)
Net Cash Flows—Investing Activities	(70,591)	(55,475)
Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facility	105,000	55,000
Repayments of Borrowings Under Revolving Credit Facility	(105,000)	(35,000)
Proceeds from Issuance of Long-Term Debt	149,168	—
Payments of Capital Lease Obligations	(79,737)	(81,281)
Other, net	(1,468)	(382)
Net Cash Flows—Financing Activities	67,963	(61,663)
Net Increase (Decrease) in Cash and Cash Equivalents	62,686	(57,739)
Cash and Cash Equivalents, Beginning of Year	25,335	79,743
Cash and Cash Equivalents, End of Period	$88,021	$22,004
See Note 11 for supplemental cash flow information.
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
	Thousands of Dollars
ASSETS
Utility Plant
Plant in Service	$4,493,282	$4,467,667
Utility Plant Under Capital Leases	637,957	637,957
Construction Work in Progress	196,643	180,485
Total Utility Plant	5,327,882	5,286,109
Less Accumulated Depreciation and Amortization	(1,839,235)	(1,826,977)
Less Accumulated Amortization of Capital Lease Assets	(519,860)	(514,677)
Total Utility Plant—Net	2,968,787	2,944,455
Investments and Other Property
Investments in Lease Equity	36,158	36,194
Other	33,648	33,488
Total Investments and Other Property	69,806	69,682
Current Assets
Cash and Cash Equivalents	88,021	25,335
Accounts Receivable—Customer	72,458	80,211
Unbilled Accounts Receivable	27,705	34,369
Allowance for Doubtful Accounts	(4,791)	(4,825)
Accounts Receivable—Due from Affiliates	4,003	6,064
Materials and Supplies	76,586	75,200
Deferred Income Taxes—Current	66,771	70,722
Fuel Inventory	45,823	44,027
Regulatory Assets—Current	45,962	42,555
Derivative Instruments	3,906	2,137
Other	13,006	12,923
Total Current Assets	439,450	388,718
Regulatory and Other Assets
Regulatory Assets—Noncurrent	146,281	141,030
Derivative Instruments	167	167
Other Assets	19,364	19,233
Total Regulatory and Other Assets	165,812	160,430
Total Assets	$3,643,855	$3,563,285
See Notes to Condensed Consolidated Financial Statements.
(Continued)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
	Thousands of Dollars
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$935,600	$925,923
Capital Lease Obligations	73,984	131,370
Long-Term Debt	1,372,278	1,223,070
Total Capitalization	2,381,862	2,280,363
Current Liabilities
Current Obligations Under Capital Leases	163,159	186,056
Accounts Payable—Trade	79,515	88,556
Accounts Payable—Due to Affiliates	5,172	9,153
Accrued Taxes Other than Income Taxes	44,433	34,485
Accrued Employee Expenses	19,941	24,454
Regulatory Liabilities—Current	26,756	23,701
Accrued Interest	20,071	22,785
Customer Deposits	21,542	21,354
Derivative Instruments	5,065	5,531
Other	12,032	9,244
Total Current Liabilities	397,686	425,319
Deferred Credits and Other Liabilities
Deferred Income Taxes—Noncurrent	426,801	428,103
Regulatory Liabilities—Noncurrent	268,826	263,270
Pension and Other Retiree Benefits	85,933	84,936
Derivative Instruments	5,468	5,161
Other	77,279	76,133
Total Deferred Credits and Other Liabilities	864,307	857,603
Commitments, Contingencies, and Environmental Matters (Note 6)
Total Capitalization and Other Liabilities	$3,643,855	$3,563,285

See Notes to Condensed Consolidated Financial Statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

	Common Stock	Capital Stock Expense	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity
	(Unaudited)
	Thousands of Dollars
Balances at December 31, 2013	$888,971	$(6,357)	$49,185	$(5,876)	$925,923
Net Income			9,172		9,172
Other Comprehensive Income, net of tax				505	505
Balances at March 31, 2014	$888,971	$(6,357)	$58,357	$(5,371)	$935,600
See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND FINANCIAL STATEMENT PRESENTATION
UNS Energy Corporation (UNS Energy) is a holding company that conducts its business through three regulated public utilities: Tucson Electric Power Company (TEP); UNS Electric, Inc. (UNS Electric); and UNS Gas, Inc. (UNS Gas). References to “we” and “our” are to UNS Energy and its subsidiaries, collectively.
We prepared our condensed consolidated financial statements according to generally accepted accounting principles in the United States of America (GAAP) and the Securities and Exchange Commission's (SEC) interim reporting requirements. These condensed consolidated financial statements exclude some information and footnotes required by GAAP and the SEC for annual financial statement reporting. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes in our 2013 Annual Report on Form 10-K.
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
REVISION OF PRIOR PERIOD BALANCE SHEETS
UNS Energy and TEP revised their December 31, 2013 balance sheets to correct an error in the classification of capital lease obligations and related deferred income taxes. The correction increased current capital lease obligations and decreased noncurrent capital lease obligations by $18 million and increased current deferred tax assets and noncurrent deferred tax liabilities by $7 million. We do not believe the misclassification was material to the previously issued financial statements.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In the first quarter of 2014, UNS Energy adopted accounting guidance that:

•
requires an entity to recognize and disclose in the financial statements its obligation from a joint and several liability arrangement as the sum of the amount the entity agreed with its co-obligors that it will pay and any additional amount the entity expects to pay on behalf of its co-obligors. The adoption of this guidance did not have a material impact on our disclosures, financial condition, results of operations, or cash flows.

•
impacts the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Although adoption and prospective application of this guidance impacted how such items are classified on our balance sheets, such change was not material. Additionally, there were no material changes in our results of operations or cash flows.

NOTE 2. PENDING MERGER WITH FORTIS
On December 11, 2013, UNS Energy announced that it had entered into an agreement and plan of merger, subject to shareholder and required regulatory approvals, to be acquired by FortisUS Inc., a Delaware corporation (Fortis) for $60.25 per share of Common Stock in cash. Following the merger, UNS Energy will continue as a wholly owned subsidiary of Fortis. The Board of Directors of each of UNS Energy and Fortis Parent have approved the merger. UNS Energy's shareholders approved the merger in March 2014. In April 2014, the Federal Energy Regulatory Commission (FERC) approved the merger.
The merger is subject to the remaining closing conditions:

•	the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;

•	approval of the Arizona Corporation Commission (ACC);

•	confirmation of review, without unresolved concerns, by the Committee on Foreign Investment in the United States; and

•	the absence of any injunction, order or other law prohibiting the merger.
The merger, if approved, is expected to close by the end of 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. REGULATORY MATTERS
The ACC and the FERC each regulate portions of the utility accounting practices and rates of TEP, UNS Electric, and UNS Gas. The ACC regulates rates charged to retail customers, the siting of generation and transmission facilities, the issuance of securities, and transactions with affiliated parties. The FERC regulates terms and prices of transmission services and wholesale electricity sales. The pending merger with Fortis is subject to approval by the ACC. The FERC approved the merger in April 2014.
Purchased Power and Fuel Adjustment Clause
In April 2014, the ACC approved a Purchased Power and Fuel Adjustment Clause (PPFAC) rate for TEP of 0.1 cents per kWh for the period May through September 2014 and 0.5 cents per kWh for the period October 2014 through March 2015. TEP's PPFAC rate was a credit of 0.14 cents per kWh for the period July 2013 through April 2014.
San Juan Mine Fire Insurance Proceeds
In September 2011, a fire at the underground mine providing coal to San Juan Generating Station (San Juan) caused interruptions to mining operations and resulted in increased fuel costs. The 2013 TEP Rate Order required TEP to defer incremental fuel costs of $10 million from recovery under the PPFAC pending final resolution of an insurance claim by the San Juan Coal Company and distribution of insurance proceeds to San Juan participants. In March 2014, TEP received the first installment of its portion of the insurance settlement proceeds of $5 million. The proceeds offset the deferred costs and are reflected in our cash flow statements as an other operating cash receipt.
Energy Efficiency Standards
TEP, UNS Electric, and UNS Gas are required to implement cost-effective Demand Side Management (DSM) programs to comply with the ACC's Energy Efficiency (EE) Standards. The EE Standards provide for a DSM surcharge to recover, from retail customers, the costs to implement DSM programs as well as a performance incentive. In the first quarter of 2014, TEP recorded a DSM performance incentive of $2 million that is included in Electric Retail Sales in the UNS Energy and TEP income statements.
Lost Fixed Cost Recovery Mechanism
The Lost Fixed Cost Recovery (LFCR) mechanism provides recovery of certain non-fuel costs that would go unrecovered due to lost retail kWh sales as a result of implementing ACC approved energy efficiency programs and distributed generation targets.
During separate rate case proceedings in 2013, the ACC authorized LFCR mechanisms for TEP and UNS Electric, subject to a year-over-year cap of 1% of each company’s respective total retail revenues.
TEP and UNS Electric expect to file their first LFCR reports with the ACC on or before May 15, 2014. We expect the new LFCR rates to become effective on July 1, 2014, upon review by the ACC of verified lost retail kWh sales due to energy efficiency programs and distributed generation implemented in 2013.
TEP and UNS Electric recorded LFCR revenues of $5 million and $1 million, respectively, in the first quarter of 2014 related to reductions in retail kWh sales due to energy efficiency programs and distributed generation implemented in 2013.
We recognize LFCR revenue when verifiable regardless of when the lost retail kWh sales occur. LFCR revenue is included in Electric Retail Sales in the income statements.

NOTE 4. BUSINESS SEGMENTS
We have three reportable segments regularly reviewed by our chief operating decision makers to evaluate performance and make operating decisions.

(1)	TEP, a regulated electric utility and our largest subsidiary

(2)	UNS Electric, a regulated electric utility

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	UNS Gas, a regulated gas distribution utility
We disclose selected financial data for our reportable segments in the following tables:

	Reportable Segments
	TEP	UNS Electric	UNS Gas	Other (2)	Reconciling Adjustments	UNS Energy
	Millions of Dollars
Three Months Ended March 31, 2014:
Operating Revenues-External	$252	$40	$41	$—	$—	$333
Operating Revenues-Intersegment (1)	4	1	—	4	(9)	—
Income Before Income Taxes	15	3	8	(1)	—	25
Net Income	9	2	5	(1)	—	15

Three Months Ended March 31, 2013:
Operating Revenues-External	$244	$36	$52	$—	$—	$332
Operating Revenues-Intersegment (1)	4	1	—	4	(9)	—
Income Before Income Taxes	3	4	12	—	—	19
Net Income	1	2	8	—	—	11

(1)
Operating Revenues-Intersegment includes common costs (system, facilities, etc.) allocated to affiliates on a cost-causative basis and recorded as revenue by TEP, sales of power between TEP and UNS Electric at third-party market prices, control area services provided by TEP to UNS Electric based on a FERC-approved tariff, sales of gas by UNS Gas at third-party market prices for use in UNS Electric's generating facilities, and supplemental workforce charges (primarily meter reading services) provided to the utilities by an unregulated affiliate.

(2)	Other includes the UNS Energy and UES holding companies, Millennium, and UED.

NOTE 5. DEBT AND CAPITAL LEASE OBLIGATIONS
We summarize below the significant changes to our debt and capital lease obligations from those reported in our 2013 Annual Report on Form 10-K.
2014 TEP UNSECURED NOTES ISSUED
In March 2014, TEP issued $150 million of 5.0% unsecured notes due March 2044. TEP may call the debt prior to September 15, 2043, with a make-whole premium plus accrued interest. After September 15, 2043, TEP may call the debt at par plus accrued interest. TEP used the net proceeds to repay approximately $90 million on the revolving credit facility, with the remaining proceeds to be applied to general corporate purposes. The unsecured notes contain a limitation on the amount of secured debt that TEP may have outstanding.
COVENANT COMPLIANCE
At March 31, 2014, we were in compliance with the terms of our loan and credit agreements.
TEP SPRINGERVILLE COAL HANDLING FACILITIES CAPITAL LEASE PURCHASE COMMITMENT
In April 2014, TEP notified the owner participants and their lessors that TEP has elected to purchase their undivided ownership interests in the Springerville Coal Handling Facilities at the fixed purchase price of $120 million upon the expiration of the lease term in April 2015. Due to TEP’s purchase commitment, TEP will record, in the second quarter of 2014, an increase to both Utility Plant Under Capital Leases and Capital Lease Obligations on its balance sheet in the amount of $109 million.
TEP previously agreed with Tri-State Generation and Transmission Association, Inc. (Tri-State), the lessee of Springerville Unit 3, and Salt River Project Agricultural Improvement and Power District (SRP), the owner of Springerville Unit 4, that if the Springerville Coal Handling Facilities Leases were not renewed, TEP would exercise the purchase option under those contracts. Upon TEP's purchase, SRP is obligated to buy a portion of the Springerville Coal Handling Facilities from TEP for approximately $24 million, and Tri-State is obligated to either 1) buy a portion of the facilities for approximately $24 million or 2) continue to make payments to TEP for the use of the facilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. COMMITMENTS, CONTINGENCIES, AND ENVIRONMENTAL MATTERS
COMMITMENTS
UNS Energy's commitments represent the obligations of TEP, UNS Electric, and UNS Gas. In addition to those reported in our 2013 Annual Report on Form 10-K, UNS Energy entered into the following long-term commitments through March 31, 2014:

	UNS Energy Purchase Commitments
	2014	2015	2016	2017	2018	Thereafter	Total
	Millions of Dollars
Fuel, including Transportation	$—	$1	$—	$—	$—	$—	$1
Purchased Power	—	15	—	—	—	—	15
Total Purchase Commitments	$—	$16	$—	$—	$—	$—	$16
TEP entered into the following long-term commitments:

	TEP Purchase Commitments
	2014	2015	2016	2017	2018	Thereafter	Total
	Millions of Dollars
Purchased Power	$—	$7	$—	$—	$—	$—	$7
In April 2014, TEP entered into agreements to purchase certain Springerville Coal Handling Facilities leased interests. See Note 5.
TEP CONTINGENCIES
Planned Purchase of Gas-Fired Generation Facility
In 2013, TEP and UNS Electric entered into an agreement to purchase a gas-fired generation facility. See Note 7.
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
Claims Related to Four Corners Generating Station
In October 2011, EarthJustice, on behalf of several environmental organizations, filed a lawsuit in the United States District Court for the District of New Mexico against Arizona Public Service Company (APS) and the other Four Corners Generating Station (Four Corners) participants alleging violations of the Prevention of Significant Deterioration (PSD) provisions of the Clean Air Act at Four Corners. In January 2012, EarthJustice amended their complaint alleging violations of New Source Performance Standards resulting from equipment replacements at Four Corners. Among other things, the plaintiffs seek to have the court issue an order to cease operations at Four Corners until any required PSD permits are issued and order the payment of civil penalties, including a beneficial mitigation project. In April 2012, APS filed motions to dismiss with the court for all

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

claims asserted by EarthJustice in the amended complaint. The joint participants have agreed to have the matter stayed until May 15, 2014 in furtherance of settlement talks.
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
In May 2013, the New Mexico Taxation and Revenue Department issued a notice of assessment for coal severance tax, penalties, and interest totaling $30 million to the coal supplier at Four Corners. In December 2013, the coal supplier and Four Corners’ operating agent filed a claim contesting the validity of the assessment on behalf of the participants in Four Corners, who will be liable for their share of any resulting liabilities. TEP’s share of the assessment based on its ownership of Four Corners is approximately $1 million. TEP cannot predict the outcome or timing of resolution of this claim.
Mine Closure Reclamation at Generating Stations Not Operated by TEP
TEP pays ongoing reclamation costs related to coal mines that supply generating stations in which TEP has an ownership interest but does not operate. TEP is liable for a portion of final reclamation costs upon closure of the mines servicing Navajo, San Juan, and Four Corners. TEP’s share of reclamation costs at all three mines is expected to be $44 million upon expiration of the coal supply agreements, which expire between 2017 and 2031. The reclamation liability (present value of future liability) recorded was $19 million at March 31, 2014 and $18 million at December 31, 2013.
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
Discontinued Transmission Project
TEP and UNS Electric had initiated a project to jointly construct a 60-mile transmission line from Tucson, Arizona to Nogales, Arizona in response to an order by the ACC to UNS Electric to improve the reliability of electric service in Nogales. TEP and UNS Electric will not proceed with the project based on the cost of the proposed 345-kV line, the difficulty in reaching agreement with the United States Forest Service on a path for the line, and concurrence by the ACC of recent transmission plans filed by TEP and UNS Electric supporting elimination of this project. As part of the 2013 TEP Rate Order, TEP agreed to seek recovery of the project costs from FERC before seeking rate recovery from the ACC. In 2012, TEP wrote off $5 million of the capitalized costs believed not probable of recovery and recorded a regulatory asset of $5 million for the balance deemed probable of recovery.
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
UNS ELECTRIC CONTINGENCIES
Planned Purchase of Gas-Fired Generation Facility
In 2013, TEP and UNS Electric entered into an agreement to purchase a gas-fired generation facility. See Note 7.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Hazardous Air Pollutant Requirements
In February 2012, the EPA issued final rules for the control of mercury emissions and other hazardous air pollutants from power plants. Based on the EPA's final Mercury and Air Toxics (MATS) rules, additional emission control equipment will be required by April 2015. The operator of Navajo has received an extension until April 2016 to comply with the MATS rules. TEP's share of the estimated costs to comply with the MATS rules include the following:

Estimated Mercury Emissions Control Costs:	Navajo	Four Corners	Springerville
	Millions of Dollars
Capital Expenditures	$1	$1	$5
Annual O&M Expenses	1	1	3
TEP expects Sundt and San Juan's current emission controls to be adequate to comply with the EPA's MATS rules.
Regional Haze Rules
The EPA's Regional Haze Rules require emission controls known as Best Available Retrofit Technology (BART) for certain industrial facilities emitting air pollutants that reduce visibility in national parks and wilderness areas. The rules call for all states to establish goals and emission reduction strategies for improving visibility. States must submit these goals and strategies to the EPA for approval. Because Navajo and Four Corners are located on the Navajo Indian Reservation, they are not subject to state oversight; the EPA oversees regional haze planning for these power plants.
In the western U.S., Regional Haze BART determinations have focused on controls for NOx, often resulting in a requirement to install selective catalytic reduction (SCR). Complying with the EPA’s BART rules, and with other future environmental rules, may make it economically impractical to continue operating the Navajo, San Juan, and Four Corners power plants or for individual owners to continue to participate in these power plants. TEP cannot predict the ultimate outcome of these matters.
TEP's estimated costs involved in meeting these rules are:

Estimated NOx Emissions Control Costs:	Navajo (1)	San Juan (2)	Four Corners (3)	Sundt (4)
	Millions of Dollars
Capital Expenditures	$42	$35	$35	$12
Annual O&M Expenses	1	1	2	5-6

(1)
The EPA is considering a better-than-BART plan wherein: one unit at Navajo will be shut down by 2020; SCR (or the equivalent) will be installed on the remaining two units by 2030; and conventional coal-fired generation will cease by December 2044. TEP expects the EPA to reach a decision in 2014. In addition, the installation of SCR technology could increase particulates which may require that baghouses be installed. TEP owns 7.5% of Navajo. TEP's share of the capital cost of baghouses in addition to the SCR costs reflected in the table above is approximately $43 million with O&M on the baghouses expected to be less than $1 million per year.

(2)
The Federal Implementation Plan (FIP) for San Juan requires SCRs for which TEP estimates its share of capital costs will be $180-$200 million with annual O&M of $6 million. As part of a proposal for an alternative, Public Service Company of New Mexico (PNM), the State of New Mexico, and the EPA signed a non-binding agreement in which PNM agreed to close Units 2 and 3 by December 31, 2017 and install selective non-catalytic reduction (SNCR) on Units 1 and 4 by January 2016 or later depending on the timing of EPA approvals. These estimated costs are reflected in the table above. The State of New Mexico has submitted this plan to the EPA for approval. TEP expects the EPA will reach a decision in 2014. TEP owns 50% of San Juan Unit 2. At March 31, 2014, the net book value of TEP's share in San Juan Unit 2 was $112 million. If Unit 2 is retired early, TEP expects to request ACC approval to recover, over a reasonable time period, all costs associated with the early closure of the unit.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)
In December 2013, APS, on behalf of the co-owners of Four Corners, notified the EPA that they have chosen an alternative BART compliance strategy; as a result, APS closed Units 1, 2, and 3 in December 2013 and has agreed to the installation of SCR on Units 4 & 5 by July 31, 2018. TEP owns 7% of Four Corners Units 4 and 5.

(4) In January 2014, the EPA issued a proposal that would require TEP to either (i) install SNCR and dry sorbent injection technology on Unit 4 by mid-2017 or (ii) eliminate the use of coal by the end of 2017 as a better-than-BART alternative. Under the proposal, TEP would be required to notify the EPA of its decision by July 31, 2015. The EPA is expected to issue a final BART determination by July 2014. At March 31, 2014, the net book value of the Sundt coal handling facilities was $27 million. If the coal handling facilities are retired early, TEP expects to request ACC approval to recover, over a reasonable time period, all the remaining costs of the coal handling facilities.
BART provisions of Regional Haze Rules requiring emission control upgrades do not apply to Springerville because the plant was built after the BART-applicable dates.

NOTE 7. PLANNED PURCHASE OF GAS-FIRED GENERATION FACILITY
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
TEP expects to provide, in the second quarter of 2014, a letter of credit (LOC) for $15 million to the seller of Gila River Unit 3 to satisfy a condition of the purchase agreement. The seller would be entitled to draw upon the LOC and apply such amount as liquidated damages if it has validly terminated the purchase agreement as a result of misrepresentations by TEP and UNS Electric or the failure of TEP and UNS Electric to close the transaction when the closing conditions have been satisfied. Upon the close of the transaction, the LOC would be canceled.

NOTE 8. EMPLOYEE BENEFIT PLANS
UNS Energy’s net periodic benefit plan cost, comprised primarily of TEP's cost, includes the following components:

	Pension Benefits		Other Retiree Benefits
	Three Months Ended March 31,
	2014	2013	2014	2013
	Millions of Dollars
Service Cost	$3	$3	$1	$1
Interest Cost	4	4	1	1
Expected Return on Plan Assets	(6)	(5)	—	—
Actuarial Loss Amortization	1	2	—	—
Net Periodic Benefit Cost	$2	$4	$2	$2

NOTE 9. SHARE-BASED COMPENSATION PLANS
RESTRICTED STOCK UNITS
In February 2014, the UNS Energy Compensation Committee granted 16,910 restricted stock units to certain management employees at a grant date fair value, based on the grant date closing share price, of $60.39 per share. The restricted stock units vest on the third anniversary of grant and are distributed in shares of UNS Energy's Common Stock (Common Stock) upon vesting. We recognize compensation expense equal to the fair value on the grant date over the vesting period. These restricted stock units accrue dividend equivalents during the vesting period, which are distributed in shares of Common Stock upon vesting.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PERFORMANCE SHARES
In February 2014, the UNS Energy Compensation Committee granted 33,820 performance share awards to certain management employees. Half of the performance share awards had a grant date fair value, based on a Monte Carlo simulation, of $57.47 per share. Those awards will be paid out in Common Stock based on UNS Energy’s compound annualized total shareholder return relative to the companies included in the Edison Electric Institute Utility Index for the three-year performance period ended December 31, 2016. We recognize compensation expense equal to the fair value on the grant date over the vesting period if the requisite service period is fulfilled, whether or not the threshold is achieved. The remaining half had a grant date fair value, based on the grant date closing share price, of $60.39 per share and will be paid out in Common Stock based on cumulative net income for the three-year performance period ended December 31, 2016. We recognize compensation expense equal to the fair value on the grant date over the requisite service period only for the awards that ultimately vest.
The performance shares vest based on the achievement of these goals by the end of the three-year performance period; any unearned awards are forfeited. Performance shares accrue dividend equivalents during the performance period, which are paid upon vesting.
SHARE-BASED COMPENSATION EXPENSE
UNS Energy and TEP recorded share-based compensation expense of less than $1 million for the three months ended March 31, 2014 and March 31, 2013.
At March 31, 2014, the total unrecognized compensation cost related to non-vested share-based compensation was $5 million, which will be recorded as compensation expense over the remaining vesting periods through February 2017. At March 31, 2014, less than 0.5 million shares were awarded but not yet issued, including target performance shares, under the share-based compensation plans.

NOTE 10. UNS ENERGY EARNINGS PER SHARE
We compute basic Earnings Per Share (EPS) by dividing Net Income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could result if outstanding stock options or share-based compensation awards were exercised or converted into Common Stock. We excluded anti-dilutive contingently issuable shares from the calculation of diluted EPS.
The following table illustrates the effect of dilutive securities on net income and weighted average Common Stock outstanding:

	Three Months Ended March 31,
	2014	2013
	Thousands of Dollars
Numerator: Net Income	$15,475	$11,345
	Thousands of Shares
Denominator:
Weighted Average Shares of Common Stock Outstanding:
Common Shares Issued	41,619	41,381
Fully Vested Deferred Stock Units	118	159
Total Weighted Average Common Stock Outstanding — Basic	41,737	41,540
Effect of Dilutive Securities:
Options and Stock Issuable Under Share-Based Compensation Plans	347	335
Total Weighted Average Common Stock Outstanding — Diluted	42,084	41,875
For the three months ended March 31, 2013, we excluded 24,000 contingently issuable shares from our diluted EPS computation as their effect would be anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION
A reconciliation of Net Income to Net Cash Flows from Operating Activities follows:

	UNS Energy
	Three Months Ended March 31,
	2014	2013
	Thousands of Dollars
Net Income	$15,475	$11,345
Adjustments to Reconcile Net Income
To Net Cash Flows from Operating Activities
Depreciation Expense	39,081	36,300
Amortization Expense	6,176	8,289
Depreciation and Amortization Recorded to Fuel and O&M Expense	1,990	1,759
Amortization of Deferred Debt-Related Costs included in Interest Expense	785	750
Provision for Retail Customer Bad Debts	537	318
Use of Renewable Energy Credits for Compliance	5,528	3,870
Deferred Income Taxes	10,131	22,078
Pension and Retiree Expense	3,942	5,696
Pension and Retiree Funding	(1,694)	(1,734)
Share-Based Compensation Expense	985	722
Allowance for Equity Funds Used During Construction	(1,898)	(1,175)
Decrease to Reflect PPFAC/PGA Recovery	(8,920)	(5,368)
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	27,778	19,003
Materials and Fuel Inventory	(3,057)	1,574
Accounts Payable	(12,387)	(13,458)
Income Taxes	(146)	(16,028)
Interest Accrued	(6,426)	(9,974)
Taxes Other Than Income Taxes	11,697	12,534
Other	(12,792)	4,552
Net Cash Flows – Operating Activities	$76,785	$81,053

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	TEP
	Three Months Ended March 31,
	2014	2013
	Thousands of Dollars
Net Income	$9,172	$1,478
Adjustments to Reconcile Net Income
To Net Cash Flows from Operating Activities
Depreciation Expense	30,811	28,558
Amortization Expense	7,099	9,222
Depreciation and Amortization Recorded to Fuel and O&M Expense	1,704	1,493
Amortization of Deferred Debt-Related Costs Included in Interest Expense	635	601
Provision for Retail Customer Bad Debts	342	246
Use of RECs for Compliance	4,844	3,540
Deferred Income Taxes	5,635	12,276
Pension and Retiree Expense	3,412	4,970
Pension and Retiree Funding	(1,657)	(1,676)
Share-Based Compensation Expense	792	575
Allowance for Equity Funds Used During Construction	(1,721)	(850)
Decrease to Reflect PPFAC Recovery	(1,730)	(2,360)
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	16,274	11,408
Materials and Fuel Inventory	(3,182)	1,654
Accounts Payable	(3,425)	(6,094)
Income Taxes	(5)	(10,877)
Interest Accrued	(3,260)	(6,826)
Taxes Other Than Income Taxes	9,948	10,068
Other	(10,374)	1,993
Net Cash Flows – Operating Activities	$65,314	$59,399
NON-CASH TRANSACTIONS
In March 2013, TEP issued $91 million of tax-exempt bonds and used the proceeds to redeem debt using a trustee. Since the cash flowed through a trust account, the issuance and redemption of debt resulted in a non-cash transaction.

NOTE 12. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS
We categorize our assets and liabilities accounted for at fair value into the three-level hierarchy based on inputs used to determine the fair value. Level 1 inputs are unadjusted quoted prices for identical assets or liabilities in an active market. Level 2 inputs include quoted prices for similar assets or liabilities, quoted prices in non-active markets, and pricing models whose inputs are observable, directly or indirectly. Level 3 inputs are unobservable and supported by little or no market activity. Transfers between levels are recorded at the end of a reporting period. There were no transfers between levels in the periods presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following tables present, by level within the fair value hierarchy, UNS Energy’s and TEP’s assets and liabilities accounted for at fair value on a recurring basis. These assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	UNS Energy
	Total	Level 1	Level 2	Level 3	Counterparty Netting of Energy Contracts Not Offset on the Balance Sheets(5)	Net Amount
	March 31, 2014
	Millions of Dollars
Assets
Cash Equivalents(1)	$74	$74	$—	$—	$—	$74
Restricted Cash(1)	2	2	—	—	—	2
Rabbi Trust Investments(2)	23	—	23	—	—	23
Energy Contracts - Regulatory Recovery(3)	11	—	5	6	(5)	6
Total Assets	110	76	28	6	(5)	105
Liabilities
Energy Contracts - Regulatory Recovery(3)	(7)	—	(2)	(5)	5	(2)
Energy Contracts - Cash Flow Hedge(3)	(1)	—	—	(1)	—	(1)
Interest Rate Swaps(4)	(6)	—	(6)	—	—	(6)
Total Liabilities	(14)	—	(8)	(6)	5	(9)
Net Total Assets (Liabilities)	$96	$76	$20	$—	$—	$96

	UNS Energy
	Total	Level 1	Level 2	Level 3	Counterparty Netting of Energy Contracts Not Offset on the Balance Sheets(5)	Net Amount
	December 31, 2013
	Millions of Dollars
Assets
Cash Equivalents(1)	$14	$14	$—	$—	$—	$14
Restricted Cash(1)	2	2	—	—	—	2
Rabbi Trust Investments(2)	22	—	22	—	—	22
Energy Contracts - Regulatory Recovery(3)	7	—	3	4	(5)	2
Total Assets	45	16	25	4	(5)	40
Liabilities
Energy Contracts - Regulatory Recovery(3)	(7)	—	(2)	(5)	5	(2)
Energy Contracts - Cash Flow Hedge(3)	(1)	—	—	(1)	—	(1)
Interest Rate Swaps(4)	(7)	—	(7)	—	—	(7)
Total Liabilities	(15)	—	(9)	(6)	5	(10)
Net Total Assets (Liabilities)	$30	$16	$16	$(2)	$—	$30

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	TEP
	Total	Level 1	Level 2	Level 3	Counterparty Netting of Energy Contracts Not Offset on the Balance Sheets(5)	Net Amount
	March 31, 2014
	Millions of Dollars
Assets
Cash Equivalents(1)	$62	$62	$—	$—	$—	$62
Restricted Cash(1)	2	2	—	—	—	2
Rabbi Trust Investments(2)	23	—	23	—	—	23
Energy Contracts - Regulatory Recovery(3)	4	—	2	2	(2)	2
Total Assets	91	64	25	2	(2)	89
Liabilities
Energy Contracts - Regulatory Recovery(3)	(4)	—	(1)	(3)	2	(2)
Energy Contracts - Cash Flow Hedge(3)	(1)	—	—	(1)	—	(1)
Interest Rate Swaps(4)	(6)	—	(6)	—	—	(6)
Total Liabilities	(11)	—	(7)	(4)	2	(9)
Net Total Assets (Liabilities)	$80	$64	$18	$(2)	$—	$80

	TEP
	Total	Level 1	Level 2	Level 3	Counterparty Netting of Energy Contracts Not Offset on the Balance Sheets(5)	Net Amount
	December 31, 2013
	Millions of Dollars
Assets
Cash Equivalents(1)	$—	$—	$—	$—	$—	$—
Restricted Cash(1)	2	2	—	—	—	2
Rabbi Trust Investments(2)	22	—	22	—	—	22
Energy Contracts - Regulatory Recovery(3)	2	—	1	1	(1)	1
Total Assets	26	2	23	1	(1)	25
Liabilities
Energy Contracts - Regulatory Recovery(3)	(2)	—	—	(2)	1	(1)
Energy Contracts - Cash Flow Hedge(3)	(1)	—	—	(1)	—	(1)
Interest Rate Swaps(4)	(7)	—	(7)	—	—	(7)
Total Liabilities	(10)	—	(7)	(3)	1	(9)
Net Total Assets (Liabilities)	$16	$2	$16	$(2)	$—	$16

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

(3)
Energy Contracts include gas swap agreements (Level 2), power options (Level 2), gas options (Level 3), and forward power purchase and sales contracts (Level 3) entered into to reduce exposure to energy price risk. These contracts are included in Derivative Instruments on the UNS Energy and TEP balance sheets. The valuation techniques are described below.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DERIVATIVE INSTRUMENTS
We enter into various derivative and non-derivative contracts to reduce our exposure to energy price risk associated with our gas and purchased power requirements. The objectives for entering into such contracts include: creating price stability; meeting load and reserve requirements; and reducing exposure to price volatility that may result from delayed recovery under the PPFAC or PGA.
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
We estimate the fair value of our gas options using a Black-Scholes-Merton option pricing model which includes inputs such as implied volatility, interest rates, and forward price curves. In the first quarter of 2013, we also used this pricing model to value our power options.
We also consider the impact of counterparty credit risk using current and historical default and recovery rates, as well as our own credit risk using credit default swap data.
Our assessments of the significance of a particular input to the fair value measurements require judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. We review the assumptions underlying our price curves monthly.
Cash Flow Hedges
We enter into interest rate swaps to mitigate the exposure to volatility in variable interest rates on debt. The interest rate swap agreements expire through January 2020. We also have a power purchase swap to hedge the cash flow risk associated with a long-term power supply agreement. The power purchase swap agreement expires in September 2015. The after-tax unrealized gains and losses on cash flow hedge activities and amounts reclassified to earnings are reported in the statements of other comprehensive income and Note 13. The loss expected to be reclassified to earnings within the next twelve months is estimated to be $4 million for UNS Energy and $3 million for TEP.
Financial Impact of Energy Contracts
We record unrealized gains and losses on energy contracts that are recoverable through the PPFAC or PGA on the balance sheets as a regulatory asset or a regulatory liability rather than reporting the transaction in the income statements or in the statements of other comprehensive income, as shown in following tables:

	UNS Energy		TEP
	Three Months Ended March 31,
	2014	2013	2014	2013
	Millions of Dollars
Unrealized Net Gain (Loss) Recorded to Regulatory Assets/Liabilities	$4	$9	$1	$2
Realized gains and losses on settled contracts are fully recoverable through the PPFAC or PGA. At March 31, 2014, UNS Energy and TEP have energy contracts that will settle through the first quarter of 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Volumes
The volumes associated with our energy contracts were as follows:

	UNS Energy		TEP
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Power Contracts GWh	1,901	1,583	896	779
Gas Contracts GBtu	45,173	33,371	15,821	9,615
Level 3 Fair Value Measurements
The following table provides quantitative information regarding significant unobservable inputs in UNS Energy’s Level 3 fair value measurements:

		Fair Value at
		March 31, 2014			Range of
	Valuation Approach	Assets	Liabilities	Unobservable Inputs	Unobservable Input
		Millions of Dollars
Forward Contracts(1)	Market approach	$3	$(5)	Market price per MWh	$25.05	-	$60.10

Option Contracts(2)	Option model	3	(1)	Market price per MMbtu	$3.77	-	$4.66
				Gas volatility	19.81%	-	31.62%
Level 3 Energy Contracts		$6	$(6)

(1)	TEP comprises $1 million of the forward contract assets and $4 million of the forward contract liabilities.

(2)	TEP comprises $1 million of the option contract assets.
Changes in one or more of the unobservable inputs could have a significant impact on the fair value measurement depending on the magnitude of the change and the direction of the change for each input. The impact of changes to fair value, including changes from unobservable inputs, are subject to recovery or refund through the PPFAC or PGA mechanisms and are reported as a regulatory asset or regulatory liability, or as a component of other comprehensive income, rather than in the income statement.
The following tables present a reconciliation of changes in the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy:

	UNS Energy	TEP
	Millions of Dollars
Balances at December 31, 2013	$(2)	$(2)
Realized/Unrealized Gains/(Losses) Recorded to:
Net Regulatory Assets/Liabilities – Derivative Instruments	3	(1)
Settlements	(1)	1
Balances at March 31, 2014	$—	$(2)

Total Gains/(Losses) Attributable to the Change in Unrealized Gains/(Losses) Relating to Assets/Liabilities Still Held at the End of the Period	$2	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	UNS Energy	TEP
	Millions of Dollars
Balances at December 31, 2012	$(5)	$—
Realized/Unrealized Gains/(Losses) Recorded to:
Net Regulatory Assets/Liabilities – Derivative Instruments	1	(1)
Settlements	1	—
Balances at March 31, 2013	$(3)	$(1)

Total Gains/(Losses) Attributable to the Change in Unrealized Gains/(Losses) Relating to Assets/Liabilities Still Held at the End of the Period	$1	$(1)
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
We have contractual agreements for energy procurement and hedging activities that contain certain provisions requiring each company to post collateral under certain circumstances. These circumstances include: exposures in excess of unsecured credit limits provided to TEP, UNS Electric, or UNS Gas; credit rating downgrades; or a failure to meet certain financial ratios. In the event that such credit events were to occur, we would have to provide certain credit enhancements in the form of cash or LOCs to fully collateralize our exposure to these counterparties.
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
Material adverse changes could trigger credit risk-related contingent features. At March 31, 2014, the value of derivative instruments in a net liability position under contracts with credit risk-related contingent features, including contracts under the normal purchase normal sale exception, was $12 million for UNS Energy and $6 million for TEP. The additional collateral to be posted if credit-risk contingent features were triggered would be $12 million for UNS Energy and $6 million for TEP.
FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE
The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. We use the following methods and assumptions for estimating the fair value of our financial instruments:

•
The carrying amounts of our current liabilities, including current maturities of long-term debt, and amounts outstanding under our credit agreements approximate the fair values due to the short-term nature of these financial instruments. These items have been excluded from the table below.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The carrying values recorded on the balance sheets and the estimated fair values of our financial instruments include the following:

		March 31, 2014		December 31, 2013
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		Millions of Dollars
Assets:
TEP Investment in Lease Equity	Level 3	$36	$25	$36	$25
Liabilities:
Long-Term Debt
UNS Energy	Level 2	$1,659	$1,722	$1,507	$1,521
TEP	Level 2	1,372	1,407	1,223	1,214

NOTE 13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT
The realized changes in AOCI by component are as follows:

	UNS Energy
Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Other Comprehensive Income		Affected Line Item in the Income Statement
	Three Months Ended March 31,
	2014	2013
	Thousands of Dollars
Realized Losses on Cash Flow Hedges
Interest Rate Swaps - Debt	$(353)	$(331)	Interest Expense Long-Term Debt
Interest Rate Swaps - Capital Leases	(596)	(604)	Interest Expense Capital Leases
Tax Benefit	304	370
Realized Losses on Cash Flow Hedges, Net of Taxes	(645)	(565)

Amortization of SERP
Prior Service Costs and Net Loss	(39)	(110)	Operations and Maintenance
Tax Benefit	15	42
Amortization, Net of Taxes	(24)	(68)

Total Reclassifications from Other Comprehensive Income for the Period	$(669)	$(633)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

	TEP
Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Other Comprehensive Income		Affected Line Item in the Income Statement
	Three Months Ended March 31,
	2014	2013
	Thousands of Dollars
Realized Losses on Cash Flow Hedges
Interest Rate Swaps - Debt	$(298)	$(281)	Interest Expense Long-Term Debt
Interest Rate Swaps - Capital Leases	(596)	(604)	Interest Expense Capital Leases
Tax Benefit	284	350
Realized Losses on Cash Flow Hedges, Net of Taxes	(610)	(535)

Amortization of SERP
Prior Service Costs and Net Loss	(39)	(110)	Other Expense
Tax Benefit	15	42
Amortization, Net of Taxes	(24)	(68)

Total Reclassifications from Other Comprehensive Income for the Period	$(634)	$(603)

NOTE 14. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In April 2014, the Financial Accounting Standards Board (FASB) issued an accounting standards update that changes the threshold for reporting discontinued operations and adds new disclosures. This guidance will be effective in the first quarter of 2015. We are evaluating the impact to our financial statements and disclosures.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UNS Energy and its three primary business segments. It includes the following:

•	outlook and strategies;

•	operating results during the first quarter of 2014 compared with the first quarter of 2013;

•	factors affecting our results and outlook;

•	liquidity, capital needs, capital resources, and contractual obligations;

•	dividends; and

•	critical accounting estimates.
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
TEP is a regulated utility and UNS Energy’s largest operating subsidiary, representing approximately 84% of UNS Energy’s total assets at March 31, 2014. TEP generates, transmits and distributes electricity to approximately 414,000 retail electric customers in a 1,155 square mile area in southeastern Arizona. TEP also sells electricity to other utilities and power marketing entities, located primarily in the western United States. In addition, TEP operates Springerville Generating Station (Springerville) Unit 3 on behalf of Tri-State and Springerville Unit 4 on behalf of SRP.
UES holds the common stock of two regulated utilities, UNS Electric and UNS Gas. UNS Electric is a regulated utility, which generates, transmits and distributes electricity to approximately 93,000 retail customers in Mohave and Santa Cruz counties in Arizona. UNS Gas is a regulated gas distribution company, which services approximately 150,000 retail customers in Mohave, Yavapai, Coconino, Navajo, and Santa Cruz counties in Arizona.
UED and Millennium’s investments in unregulated businesses represent less than 1% of UNS Energy’s assets as of March 31, 2014.
References in this report to “we” and “our” are to UNS Energy and its subsidiaries, collectively.
OUTLOOK AND STRATEGIES
Agreement and Plan of Merger
In December 2013, UNS Energy entered into an Agreement and Plan of Merger (Merger Agreement) with Fortis Parent, Fortis and Color Acquisition Sub, Inc. The Boards of Directors of each of UNS Energy and Fortis Parent have approved the Merger. At the completion of the Merger, each outstanding share of UNS Energy Common Stock will be converted into the right to receive $60.25 in cash and UNS Energy will become a wholly-owned subsidiary of Fortis.
UNS Energy's shareholders approved the merger at a meeting on March 26, 2014.
On April 2, 2014, the FERC issued an order approving the merger.
The merger is subject to the remaining closing conditions:

•	the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;

•	approval of the ACC;

•	confirmation of review, without unresolved concerns, from the Committee on Foreign Investment in the United States; and

•	the absence of any injunction, order or other law prohibiting the merger.

In January 2014, UNS Energy and Fortis Parent filed an application and supporting testimony with the ACC requesting approval of the merger. Settlement discussions are scheduled to begin on May 5, 2014 and hearings before an ACC administrative law judge are expected to begin on June 16, 2014. The merger is expected to close by the end of 2014. If the merger is completed, UNS Energy expects to record approximately $19 million of merger-related expenses in 2014.
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

•
Completing the purchases of Gila River Unit 3 and certain interests in Springerville Unit 1, which are both key components of our long-term diversification strategy for our generating portfolio. The focus of our resource strategy is to provide long-term rate stability for our customers, mitigate environmental impacts, comply with regulatory requirements, and leverage our existing utility infrastructure.

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

•
Developing strategic responses to Arizona’s requirements for renewable energy, distributed generation, and energy efficiency that protect the financial stability of our business while providing benefits for our customers.

RESULTS OF OPERATIONS
Contribution by Business Segment
The table below shows the contributions to our consolidated net income by business segment:

	Three Months Ended March 31,
	2014	2013
	Millions of Dollars
TEP	$9	$1
UNS Electric	2	2
UNS Gas	5	8
Other Non-Reportable Segments and Adjustments (1)	(1)	—
Consolidated Net Income	$15	$11

(1)	Includes: UNS Energy parent company expenses; Millennium; UED; and inter-company eliminations.

Executive Overview
First quarter 2014 compared with first quarter 2013
TEP
TEP reported net income of $9 million in first quarter of 2014 compared with net income of $1 million in the same period last year. The increase in net income is due to: a $7 million increase in retail margin revenues due to a Base Rate increase effective July 1, 2013; $5 million of LFCR revenues related to reductions in retail kWh sales due to energy efficiency programs and distributed generation implemented in 2013 (See Tucson Electric Power, Factors Affecting Results of Operations, 2013 TEP Rate Order and Note 3); a $1 million increase in the margin on long-term wholesale sales due to higher market prices for wholesale power; and a $2 million decrease in interest expense due in part to a reduction in capital lease obligation balances; partially offset by a $4 million increase in Base O&M due in part to planned maintenance on TEP's generating facilities, as well as merger-related expenses of $1 million; and a $1 million increase in taxes other than income taxes due in part to an increase in property tax rates and higher asset balances. See Tucson Electric Power, Results of Operations.
UNS Electric
UNS Electric reported net income of $2 million in both the first quarters of 2014 and 2013. See UNS Electric, Results of Operations.
UNS Gas
UNS Gas reported net income of $5 million in first quarter of 2014 compared with net income of $8 million in the same period last year. The decrease in net income is due primarily to lower sales volumes resulting from mild winter weather, which contributed to a decline in retail margin revenues. See UNS Gas, Results of Operations.
Operations and Maintenance Expense
The table below summarizes the items included in UNS Energy’s Operations and Maintenance (O&M) expense. Base O&M in first quarter of 2014 includes merger-related expenses of $1 million.

	Three Months Ended March 31,
	2014	2013
	Millions of Dollars
UNS Energy Base O&M (Non-GAAP)(1)	$73	$69
Reimbursed Expenses Related to Springerville Units 3 and 4	14	14
Expenses Related to Customer-Funded Renewable Energy and DSM Programs(2)	6	7
Total UNS Energy O&M (GAAP)	$93	$90

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

Balances at March 31, 2014	Cash and Cash Equivalents	Borrowings under Revolving Credit Facility(1)	Amount Available under Revolving Credit Facility
	Millions of Dollars
UNS Energy Stand-Alone	$2	$57	$68
TEP	88	1	199
UNS Electric(2)	6	25	45
UNS Gas(2)	21	—	70
Other(3)	3	N/A	N/A
Total	$120

(1)	Includes LOCs issued under revolving credit facilities.

(2)	Either UNS Gas or UNS Electric may borrow up to a maximum of $70 million; the total combined amount borrowed by both companies cannot exceed $100 million.

(3)	Includes cash and cash equivalents at Millennium and UED.
TEP expects to provide, in the second quarter of 2014, an LOC for $15 million to the seller of Gila River Unit 3 to satisfy a condition of the purchase agreement. TEP's borrowing capacity under the TEP Credit Agreement would be reduced by $15 million until the Gila River transaction closes and the LOC is terminated.
Dividends from UNS Energy’s subsidiaries represent the parent company’s main source of liquidity.
Dividends from Subsidiaries
UNS Energy received $10 million of dividends from UNS Gas in first three months of 2014 and 2013.
Short-term Investments
UNS Energy’s short-term investment policy governs the investment of excess cash balances. We regularly review and update this policy in response to market conditions. At March 31, 2014, UNS Energy’s short-term investments included highly-rated and liquid money market funds and certificates of deposit.
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
We believe that we have sufficient liquidity under our revolving credit facilities to meet short-term working capital needs and to provide credit enhancement as necessary under energy procurement and hedging agreements. See Item 3 Quantitative and Qualitative Disclosures about Market Risk.

UNS Energy Consolidated Cash Flows

	Three Months Ended March 31,
	2014	2013
	Millions of Dollars
Operating Activities	$77	$81
Investing Activities	(87)	(75)
Financing Activities	55	(66)
Net Increase (Decrease) in Cash	45	(60)
Beginning Cash	75	124
Ending Cash	$120	$64
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
Operating Activities
In the first three months of 2014, net cash flows from operating activities were $4 million lower than they were in the same period last year. The following items affected the quarter-over-quarter change in operating cash flows: an $11 million decrease in operating cash flows at UNS Gas due to the return of the over-collected PGA balance to customers; partially offset by a $2 million increase in cash receipts from retail and wholesale sales, net of fuel and purchased power costs paid, due to Base Rate increases at TEP and UNS Electric; a $2 million decrease in interest paid on capital lease obligations due to a decline in the balance of capital lease obligations; and a $2 million decrease in taxes paid, net of amounts capitalized, due to a decrease in sales tax rates effective in June 2013.
Investing Activities
Net cash flows used for investing activities increased $12 million in the first three months of 2014 compared with the same period last year due in part to a $9 million decrease in the return of investment in Springerville lease debt and a $7 million increase in capital expenditures.
Financing Activities
Net cash flows from financing activities were $121 million higher in the first three months of 2014 when compared with the same period last year due to: the issuance of $150 million of long-term debt by TEP in March 2014; partially offset by a $25 million decrease in borrowings (net of repayments) under the revolving credit facilities; and a $2 million increase in dividends paid on Common Stock.
UNS Credit Agreement
The UNS Credit Agreement, which expires in November 2016, consists of a $125 million revolving credit and LOC facility. At March 31, 2014, there was $57 million outstanding at a weighted-average interest rate of 1.41%. The UNS Credit Agreement restricts additional indebtedness, liens, mergers, and sales of assets. The UNS Credit Agreement also requires UNS Energy to meet a minimum cash flow to debt service coverage ratio determined on a UNS Energy stand-alone basis. Additionally, UNS Energy cannot exceed a maximum leverage ratio determined on a consolidated basis. Under the terms of the UNS Credit Agreement, UNS Energy may pay dividends so long as it maintains compliance with the agreement. UNS Energy’s obligations under the agreement are secured by a pledge of the common stock of Millennium, UES, and UED.
At March 31, 2014, we were in compliance with the terms of the UNS Credit Agreement.

Interest Rate Risk
UNS Energy is subject to interest rate risk resulting from changes in interest rates on its borrowings under the revolving credit facility. The interest paid on revolving credit borrowings is variable. UNS Energy may be required to pay higher rates of interest on borrowings under its revolving credit facility if LIBOR and other benchmark interest rates increase. See Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Contractual Obligations
There are no changes in our contractual obligations or other commercial commitments from those reported in our 2013 Annual Report on Form 10-K, other than the following changes in 2014:

•	In March 2014, TEP issued $150 million of 5.0% unsecured notes due March 2044. See Note 5.

•
In April 2014, TEP notified the owner participants and their lessors that TEP has elected to purchase its undivided ownership interests in the Springerville Coal Handling Facilities at the fixed purchase price of $120 million upon the expiration of the lease term in April 2015. Upon TEP's purchase, SRP is obligated to buy a portion of the Springerville Coal Handling Facilities from TEP for approximately $24 million, and Tri-State is then obligated to either 1) buy a portion of the facilities for $24 million or 2) continue to make payments to TEP for the use of the facilities. See Note 5.

•	We entered into new forward purchased power commitments with minimum payment obligations of $15 million in 2015. See Note 6.

•	We entered into new forward energy commitments with minimum payment obligations of $1 million in 2015. See Note 6.
Dividends on Common Stock
In first three months of 2014, UNS Energy paid dividends on Common Stock of $20 million. The following table shows the dividends declared to UNS Energy shareholders for 2014:

Declaration Date	Record Date	Payment Date	Dividend Amount Per Share of Common Stock
February 24, 2014	March 13, 2014	March 25, 2014	$0.48
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
First quarter of 2014 compared with the first quarter of 2013
TEP reported net income of $9 million in the first quarter of 2014 compared with net income of $1 million in the first quarter of 2013. The following factors affected TEP’s results in the first quarter of 2014:

•	a $7 million increase in retail margin revenues due to a Base Rate increase that was effective on July 1, 2013;

•
$5 million of LFCR revenues recorded in the first quarter of 2014 related to reductions in retail kWh sales due to energy efficiency programs and distributed generation implemented in 2013. See Factors Affecting Results of Operations, 2013 TEP Rate Order, below, and Note 3;

•	a $1 million increase in the margin on long-term wholesale sales due in part to an increase in the market price for wholesale power; and

•	a $2 million decrease in interest expense due to a reduction in the balance of capital lease obligations;
partially offset by

•	a $4 million increase in Base O&M due in part to scheduled generating plant maintenance expense, as well as merger-related expenses of $1 million; and

•	a $1 million increase in taxes other than income taxes due in part to an increase in property tax rates and higher asset balances.

Utility Sales and Revenues
The table below provides a summary of TEP’s retail kWh sales, revenues, and weather data during the first quarters of 2014 and 2013:

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	Amount	Percent(1)
Energy Sales, kWh (in Millions):
Electric Retail Sales:
Residential	668	793	(125)	(15.8)%
Commercial(2)	444	451	(7)	(1.6)%
Industrial	471	473	(2)	(0.4)%
Mining	279	270	9	3.3%
Other(2)	9	8	1	12.5%
Total Electric Retail Sales	1,871	1,995	(124)	(6.2)%
Retail Margin Revenues (in Millions):
Residential	$51	$50	$1	2.0%
Commercial	34	34	—	—%
Industrial	22	19	3	15.8%
Mining	9	6	3	50.0%
Other	1	1	—	—%
Total Retail Margin Revenues (Non-GAAP)(3)	117	110	7	6.4%
Fuel and Purchased Power Revenues	53	64	(11)	(17.2)%
RES, DSM, ECA, and LFCR Revenues	16	11	5	45.5%
Total Retail Revenues (GAAP)	$186	$185	$1	0.5%
Average Retail Margin Rate (Cents / kWh):(1)
Residential	7.63	6.29	1.34	21.3%
Commercial	7.66	7.54	0.12	1.6%
Industrial	4.67	4.10	0.57	13.9%
Mining	3.23	2.41	0.82	34.0%
Other	11.11	12.50	(1.39)	(11.1)%
Average Retail Margin Revenue	6.25	5.51	0.74	13.4%
Average Fuel and Purchased Power Revenue	2.83	3.22	(0.39)	(12.1)%
Average RES, DSM, ECA and LFCR Revenue	0.86	0.54	0.32	59.3%
Total Average Retail Revenue	9.94	9.27	0.67	7.2%

Weather Data:
Heating Degree Days
Three Months Ended March 31,	429	953	(524)	(55.0)%
10-Year Average	777	821	NM	NM

(1)	Calculated on un-rounded data and may not correspond exactly to data shown in table.

(2)
Retail kWh sales to commercial and other customers for 2013 have been adjusted to reflect a change in the methodology for counting customers resulting from rate design changes from the 2013 TEP Rate Order.

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

Retail kWh Sales and Margin Revenues
TEP's total retail kWh sales decreased by 6.2% in the first quarter of 2014 primarily due to a 55.0% decrease in heating degree days compared with the first quarter of 2013. Despite the mild weather, total retail margin revenues increased by $7 million, or 6.4%, due to a Base Rate increase that was effective on July 1, 2013.
Mining kWh sales increased by 3.3% compared with the first quarter of 2013 due to one of TEP's customers performing maintenance on its facilities last year.
Wholesale Sales and Transmission Revenues

	Three Months Ended March 31,
	2014	2013
	Millions of Dollars
Long-Term Wholesale Revenues:
Long-Term Wholesale Margin Revenues (Non-GAAP)(1)	$3	$2
Fuel and Purchased Power Expense Allocated to Long- Term Wholesale Revenues	5	6
Total Long-Term Wholesale Revenues	8	8
Transmission Revenues	4	4
Short-Term Wholesale Revenues	30	22
Electric Wholesale Sales (GAAP)	$42	$34

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

Long-Term Wholesale Margin Revenues in first quarter of 2014 were higher when compared with first quarter of 2013 due in part to higher market prices for wholesale power.
All revenues from short-term wholesale sales and 10% of the profits from wholesale trading activity are credited against the fuel and purchased power costs eligible for recovery in the PPFAC.
Other Revenues

	Three Months Ended March 31,
	2014	2013
	Millions of Dollars
Revenue related to Springerville Units 3 and 4(1)	$21	$21
Other Revenue	6	7
Total Other Revenue	$27	$28

(1)	Represents revenues and reimbursements from Tri-State and SRP, owners of Springerville Units 3 and 4, respectively, to TEP related to the operation of these plants.
In addition to reimbursements related to Springerville Units 3 and 4, TEP’s other revenues include inter-company revenues from UNS Gas and UNS Electric for corporate services provided by TEP, and miscellaneous service-related revenues such as rent on power pole attachments, damage claims, and customer late fees.
Operating Expenses
Generating Output and Fuel and Purchased Power Expense
Total generating output decreased in the first quarter of 2014 when compared with first quarter of 2013 due in part to lower retail kWh sales than the same period last year.

TEP’s fuel and purchased power expense and energy resources for the first quarters of 2014 and 2013 are detailed below:

	Generation and Purchased Power		Fuel and Purchased Power Expense
	Three Months Ended March 31,
	2014	2013	2014	2013
	Millions of kWh		Millions of Dollars
Coal-Fired Generation	2,296	2,471	$56	$71
Gas-Fired Generation	239	186	11	8
Renewable Generation	10	11	—	—
Reimbursed Fuel Expense for Springerville Units 3 and 4	—	—	1	2
Total Fuel	2,545	2,668	68	81
Total Purchased Power	441	428	22	19
Transmission and Other PPFAC Recoverable Costs	—	—	4	1
Increase (Decrease) to Reflect PPFAC Recovery Treatment	—	—	(2)	(3)
Total Resources	2,986	3,096	$92	$98
Less Line Losses and Company Use	(169)	(170)
Total Energy Sold	2,817	2,926
The table below summarizes TEP’s average fuel cost per kWh generated or purchased:

	Three Months Ended March 31,
	2014	2013
	cents per kWh
Coal	2.42	2.87
Gas	4.61	4.36
Purchased Power	5.13	4.42
All Sources	3.34	3.44
O&M
The table below summarizes the items included in TEP’s O&M expense. Base O&M in first quarter of 2014 includes merger-related expenses of $1 million.

	Three Months Ended March 31,
	2014	2013
	Millions of Dollars
Base O&M (Non-GAAP)(1)	$64	$60
O&M Recorded in Other Expense	(2)	(2)
Reimbursed Expenses Related to Springerville Units 3 and 4	14	14
Expenses Related to Customer Funded Renewable Energy and DSM Programs(2)	5	6
Total O&M (GAAP)	$81	$78

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

(2)	Represents expenses related to customer-funded renewable energy and DSM programs; these expenses are being collected from customers and the corresponding amounts are recorded in retail revenue.

The table below summarizes TEP’s pension and other retiree benefit expenses included in TEP's Base O&M in the first quarters of 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	Millions of Dollars
Pension Expense Charged to O&M	$2	$3
Retiree Benefit Expense Charged to O&M	1	1
Total	$3	$4

FACTORS AFFECTING RESULTS OF OPERATIONS
2013 TEP Rate Order
In June 2013, the ACC issued an order (2013 TEP Rate Order) that approved new rates effective July 1, 2013. The provisions of the 2013 TEP Rate Order include, but are not limited to:

•	An increase in Base Rates of approximately $76 million.

•
A revision in depreciation rates from an average rate of 3.32% to 3.0% for generation and distribution plant regulated by the ACC, primarily due to revised estimates of asset removal costs, which will have the effect of reducing depreciation expense by approximately $11 million annually.

•
An LFCR mechanism that allows TEP to recover certain non-fuel costs that would otherwise go unrecovered due to reduced retail kWh sales attributed to energy efficiency programs and distributed generation. The LFCR rate will be adjusted annually and is subject to ACC review and a year-over-year cap of 1% of TEP's total retail revenues. TEP expects to file its first LFCR report with the ACC on or before May 15, 2014. We expect the new LFCR rate to become effective on July 1, 2014. TEP recorded LFCR revenues of $5 million in the first quarter of 2014 related to reductions in retail kWh sales due to energy efficiency programs and distributed generation implemented in 2013. See Note 3.  TEP estimates that it will record total LFCR revenues of approximately $10 million during 2014.

•
An Environmental Compliance Adjustor (ECA) mechanism that allows TEP to recover the costs of complying with environmental standards required by federal or other governmental agencies between rate cases. The ECA will be adjusted annually to recover environmental compliance costs and is subject to ACC approval and a cap of $0.00025 per kWh, which approximates 0.25% of TEP's total retail revenues. TEP filed its first ECA report in March 2014 to recover the return on and of qualified investments of approximately $3 million. TEP expects the new ECA rate to become effective on May 1, 2014. TEP estimates that it will record total ECA revenues of less than $1 million in 2014.

Coal-Fired Generating Resources
At March 31, 2014 , approximately 70% of TEP's generating capacity was fueled by coal (of which 120 MW can be converted to 156 MW of natural gas capacity at Sundt Unit 4). Existing and proposed federal environmental regulations, as well potential changes in state regulation, may increase the cost of operating coal-fired generating facilities. TEP is evaluating various strategies for reducing the proportion of coal in its fuel mix. TEP's ability to reduce its coal-fired generating capacity will depend on several factors, including, but not limited to:

•	the resolution of the non-binding agreement between the State of New Mexico, the EPA, and PNM as it relates to San Juan, see Part II, Item. 5 - Other Information, Environmental Matters;

•	TEP's option to permanently convert Sundt Unit 4 to be fueled by natural gas, see Part II, Item. 5 - Other Information, Environmental Matters;

•	TEP's future ownership interest in Springerville Unit 1, see Springerville Unit 1, below; and

•	the planned purchase of Gila River Unit 3, a combined cycle natural gas plant, see Gila River Generating Station Unit 3, below.

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
During 2013, TEP agreed to purchase undivided ownership interests in Springerville Unit 1 totaling 35.4%, or 137 MW. The purchase price is the same as the appraisal value of $478 per kW, or approximately $65 million.
Upon the close of these lease option purchases in December 2014 and January 2015, TEP will own 49.5% of Springerville Unit 1, or 192 MW of capacity. Due to TEP’s purchase commitments, TEP and UNS Energy recorded an increase to both Utility Plant Under Capital Leases and Capital Lease Obligations on their balance sheets in the aggregate amount of approximately $55 million.
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
TEP expects to provide, in the second quarter of 2014, a LOC for $15 million to the seller of Gila River Unit 3 to satisfy a condition of the Purchase Agreement. The seller of Gila River Unit 3 would be entitled to draw upon the LOC and apply such amount as liquidated damages if it has validly terminated the Purchase Agreement as a result of misrepresentations by TEP and UNS Electric or the failure of TEP and UNS Electric to close the transaction when the closing conditions have been satisfied. Upon the close of the transaction, the LOC would be canceled.
The purchase of Gila River Unit 3, which would replace the expiring coal-fired leased capacity from Springerville Unit 1 and the expected reduction of coal-fired generating capacity from San Juan Unit 2, is consistent with TEP's strategy to diversify its generation fuel mix. See Note 6.
In December 2013, UNS Electric filed an application requesting the ACC to approve an accounting order that would authorize UNS Electric to defer for future recovery specific non-fuel operating costs associated with its anticipated ownership of 25% of

Gila River Unit 3. See UNS Electric, Factors Affecting Results of Operations, Gila River Generating Station Unit 3 and Note 7.
Springerville Coal Handling Facilities Leases
TEP leases interests in the coal handling facilities at the Springerville Generating Station (Springerville Coal Handling Facilities) under two separate lease agreements (Springerville Coal Handling Facilities Leases). The lease agreements have an initial term that expires in April 2015 and provide TEP the option to renew the leases or to purchase the leased interests at the aggregate fixed price of $120 million.
In April 2014, TEP notified the owner participants and their lessors that TEP has elected to purchase their undivided ownership interests in the facilities at the fixed purchase price of $120 million upon the expiration of the lease term in April 2015. Due to TEP’s purchase commitment, TEP will record, in the second quarter of 2014, an increase to both Utility Plant Under Capital Leases and Capital Lease Obligations on its balance sheets in the amount of $109 million.
TEP previously agreed with Tri-State, the lessee of Springerville Unit 3, and SRP, the owner of Springerville Unit 4, that if the Springerville Coal Handling Facilities Leases were not renewed, TEP would exercise the purchase option under those contracts. Upon TEP’s purchase, SRP is obligated to buy a portion of the Springerville Coal Handling Facilities from TEP for approximately $24 million and Tri-State is obligated to either 1) buy a portion of the facilities for approximately $24 million or 2) continue to make payments to TEP for the use of the facilities.
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
The table below summarizes the income statement line items in which TEP records revenues and expenses related to Springerville Units 3 and 4:

	Three Months Ended March 31,
	2014	2013
	Millions of Dollars
Other Revenues	$21	$21
Fuel Expense	(1)	(2)
O&M Expense	(14)	(14)
Interest Rates
See Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Fair Value Measurements
See Note 12.

LIQUIDITY AND CAPITAL RESOURCES
TEP Cash Flows
The tables below show TEP's net cash flows after capital expenditures, scheduled lease debt payments, and payments on capital lease obligations:

	Three Months Ended March 31,
	2014	2013
	Millions of Dollars
Net Cash Flows – Operating Activities (GAAP)	$65	$59
Less: Capital Expenditures	(73)	(62)
Net Cash Flows after Capital Expenditures (Non-GAAP)(1)	(8)	(3)
Less: Payments of Capital Lease Obligations	(80)	(81)
Plus: Proceeds from Investment in Lease Debt	—	9
Net Cash Flows after Capital Expenditures and Required Payments on Lease Debt and Capital Lease Obligations (Non-GAAP)(1)	$(88)	$(75)

	Three Months Ended March 31,
	2014	2013
	Millions of Dollars
Net Cash Flows – Operating Activities (GAAP)	$65	$59
Net Cash Flows – Investing Activities (GAAP)	(70)	(55)
Net Cash Flows – Financing Activities (GAAP)	68	(62)
Net Increase (Decrease) in Cash	63	(58)
Beginning Cash	25	80
Ending Cash	$88	$22

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
Operating Activities
In the first three months of 2014, net cash flows from operating activities were $6 million higher than in the same period last year. The increase was due primarily to: a Base Rate increase at TEP that was effective on July 1, 2013; and lower interest paid on capital leases; partially offset by an increase in O&M paid due to planned maintenance outages and merger-related costs.
Investing Activities
Net cash flows used for investing activities increased by $15 million in the first three months of 2014 compared with the same period last year due primarily to an $11 million increase in capital expenditures related primarily to scheduled outage work performed on our generating facilities.

Financing Activities
In the first three months of 2014, net cash from financing activities was $130 million higher than the same period last year due to proceeds from the issuance of $150 million of long-term debt offset by $20 million more in repayments (net of borrowings) under the TEP Revolving Credit Facility.
2014 Bond Issuances
In March 2014, TEP issued $150 million of unsecured notes. The bonds bear interest at a fixed rate of 5.0%, mature in March 2044, and may be redeemed at par on or after September 15, 2043. The proceeds of the bond issuance were used to repay approximately $90 million outstanding under TEP's revolving credit facility, with the remaining proceeds to be applied to general corporate purposes. See Note 5.
TEP Credit Agreement
The TEP Credit Agreement consists of a $200 million revolving credit, revolving LOC facility and an $82 million LOC facility to support tax-exempt bonds. The TEP Credit Agreement expires in November 2016.
TEP expects to provide, in the second quarter of 2014, an LOC for $15 million to the seller of Gila River Unit 3 to satisfy a condition of the purchase agreement. TEP's borrowing capacity under the TEP Credit Agreement would be reduced by $15 million until the Gila River transaction closes and the LOC is terminated.
At March 31, 2014, there were no outstanding borrowings and there were $1 million of LOCs issued under the TEP Revolving Credit Facility.
The TEP Credit Agreement contains restrictions on mergers and sale of assets. The TEP Credit Agreement also requires TEP not to exceed a maximum leverage ratio. If TEP complies with the terms of the TEP Credit Agreement, TEP may pay dividends to UNS Energy. At March 31, 2014, TEP was in compliance with the terms of the TEP Credit Agreement. See Note 5.
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
The 2010 TEP Reimbursement Agreement contains substantially the same restrictive covenants as the TEP Credit Agreement described above. At March 31, 2014, TEP was in compliance with the terms of the 2010 TEP Reimbursement Agreement. See Note 5.
Capital Lease Obligations
At March 31, 2014, TEP had $237 million of total capital lease obligations on its balance sheet. The table below provides a summary of the outstanding lease obligations:

	Capital Lease Obligation Balance As Of
Capital Leases	March 31, 2014	Expiration	Renewal/Purchase Option
	Millions of Dollars
Springerville Unit 1(1)	$128	2015	Fair market value
Springerville Coal Handling Facilities	22	2015	Fixed price purchase option of $120 million(2)
Springerville Common Facilities(3)	87	2017 and 2021	Fixed price purchase option of $106 million(3)
Total Capital Lease Obligations	$237

(1)
The Springerville Unit 1 Leases cover both Unit 1 and an undivided one-half interest in certain Springerville Common Facilities. The $128 million balance includes the present value of the lease purchase options agreed to in 2013.

(2)
The $22 million balance does not include the $109 million present value of the lease purchase options elected in April 2014. Upon TEP’s purchase, SRP is obligated to buy a portion of the Springerville Coal Handling Facilities from TEP for approximately $24 million and Tri-State is obligated to either 1) buy a portion of the facilities for approximately $24 million or 2) continue to make payments to TEP for the use of the facilities. See Factors Affecting Results of Operations, Springerville Coal Handling Facilities Leases. Also see Note 5.

(3)	The Springerville Common Facilities Leases cover an undivided one-half interest in certain Springerville Common Facilities.
TEP's capital lease obligation balances decline over time due to the normal capital lease payments made by TEP.
Income Tax Position
See UNS Energy Consolidated, Liquidity and Capital Resources, Income Tax Position.
Contractual Obligations
There have been no changes in TEP's contractual obligations or other commercial commitments from those reported in our 2013 Annual Report on Form 10-K, other than the following changes in 2014:

•	In March 2014, TEP issued $150 million of 5.0% unsecured notes due March 2044. See Note 5.

•
In April 2014, TEP notified the owner participants and their lessors that TEP has elected to purchase its undivided ownership interests in the Springerville Coal Handling Facilities at the fixed purchase price of $120 million upon the expiration of the lease term in April 2015. Upon TEP's purchase, SRP is obligated to buy a portion of the Springerville Coal Handling Facilities from TEP for approximately $24 million, and Tri-State is obligated to either 1) buy a portion of the facilities for $24 million or 2) continue to make payments to TEP for the use of the facilities. See Note 5.

•	TEP entered into new forward purchased power commitments with minimum payment obligations of $7 million in 2015. See Note 6.
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

•
The TEP Credit Agreement, the 2010 Reimbursement Agreement, and the 2013 Covenants Agreement contain certain financial and other restrictive covenants, including a leverage test. Failure to comply with these covenants would entitle the lenders to accelerate the maturity of all amounts outstanding. At March 31, 2014, TEP was in compliance with these covenants. See TEP Credit Agreement, above.

•
TEP conducts its wholesale marketing and risk management activities under certain master agreements whereby TEP may be required to post credit enhancements in the form of cash or an LOC due to exposures exceeding unsecured credit limits provided to TEP, changes in contract values, a change in TEP’s credit ratings, or if there has been a material change in TEP’s creditworthiness. As of March 31, 2014, TEP had posted less than $1 million in LOCs as collateral with counterparties for credit enhancement.

Dividends on Common Stock
TEP did not pay any dividends to UNS Energy in the first quarters of 2014 or 2013.
TEP can pay dividends to UNS Energy if it maintains compliance with the TEP Credit Agreement, the 2010 TEP Reimbursement Agreement and the 2013 Covenants Agreement. At March 31, 2014, TEP was in compliance with the terms of the TEP Credit Agreement, the 2010 TEP Reimbursement Agreement and the 2013 Covenants Agreement.

UNS ELECTRIC
RESULTS OF OPERATIONS
UNS Electric reported net income of $2 million in both the first quarter of 2014 and first quarter of 2013.
Like TEP, UNS Electric’s operations are typically seasonal in nature, with peak energy demand occurring in the summer months. The table below provides summary financial information for UNS Electric:

	Three Months Ended March 31,
	2014	2013
	Millions of Dollars
Retail Electric Revenues	$39	$36
Wholesale Electric Revenues	2	1
Total Operating Revenues	41	37
Purchased Energy Expense	18	17
Fuel Expense	—	1
Transmission Expense	3	3
Increase (Decrease) to Reflect PPFAC Recovery	1	(2)
O&M	7	7
Depreciation and Amortization Expense	5	5
Taxes Other Than Income Taxes	2	1
Total Operating Expenses	36	32
Operating Income	5	5
Interest Expense	2	1
Income Tax Expense	1	2
Net Income	$2	$2

The table below shows UNS Electric’s kWh sales and margin revenues:

	Three Months Ended March 31,
	2014	2013	Amount	Percent(1)
Electric Retail Sales, kWh (in Millions):
Residential	159	190	(31)	(16.3)%
Commercial	131	128	3	2.3%
Industrial	44	42	2	4.8%
Mining	14	13	1	7.7%
Other	1	1	—	—%
Total Electric Retail Sales	349	374	(25)	(6.7)%

Retail Margin Revenues (in Millions):
Residential	$7	$7	$—	—%
Commercial	6	6	—	—%
Industrial	2	2	—	—%
Mining	1	2	(1)	(50.0)%
Other	—	—	—	—%
Total Retail Margin Revenues (Non-GAAP)(2)	16	17	(1)	(5.9)%
Fuel and Purchased Power Revenues	20	17	3	17.6%
RES, DSM, & LFCR Revenues	3	2	1	50.0%
Total Retail Revenues (GAAP)	$39	$36	$3	8.3%
Weather Data:
Heating Degree Days
Three Months Ended March 31,	748	1,160	(412)	(35.5)%
10-Year Average	1,088	1,102	NM	NM

(1)	Percent change calculated on un-rounded data and may not correspond exactly to data shown in table.

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

In the first quarter of 2014, total retail kWh sales decreased by 6.7% compared with the first quarter of 2013 due primarily to a 36% decrease in heating-degree days. Despite lower retail kWh sales, retail margin revenues decreased by just $1 million, or 5.9%, due to a Base Rate increase that was effective on January 1, 2014. UNS Electric recorded LFCR revenues of $1 million in the first quarter of 2014, a portion of which relates to reductions in 2013 retail kWh sales due to energy efficiency programs and distributed generation.

FACTORS AFFECTING RESULTS OF OPERATIONS
2013 UNS Electric Rate Order
In December 2013, the ACC approved a new rate structure for UNS Electric that became effective on January 1, 2014 (2013 UNS Electric Rate Order). The provisions of the 2013 UNS Electric Rate Order include, but are not limited to:

•	an increase in Base Rates of approximately $3 million;

•
an LFCR mechanism that will allow UNS Electric to recover certain non-fuel costs that would otherwise go unrecovered due to reduced retail kWh sales attributed to compliance with the ACC's Electric EE Standards and distributed generation requirements under the ACC's RES. The LFCR rate will be adjusted annually and is subject to ACC review and a year-over-year cap of 1% of UNS Electric's total retail revenues. The LFCR is not a full decoupling mechanism because it is not intended to recover lost fixed costs attributable to weather or economic conditions. UNS Electric expects to file its first LFCR report with the ACC on or before May 15, 2014. We expect the new LFCR rate to become effective on July 1, 2014. UNS Electric recorded LFCR revenues of $1 million in the first quarter of 2014 related to reductions in retail kWh sales due to energy efficiency programs and distributed generation implemented in 2013. See Note 3. UNS Electric estimates that it will record total LFCR revenues of approximately $2 million during 2014; and

•
a Transmission Cost Adjustment Mechanism (TCA) that will allow more timely recovery of transmission costs associated with serving retail customers at the level approved by FERC. UNS Electric's approved Base Rates include a transmission component based on UNS Electric’s current FERC Open Access Transmission Tariff (OATT) rate. The OATT rates are adjusted annually and the TCA will be limited to the recovery (or refund) of costs associated with future changes in UNS Electric’s OATT rate. UNS Electric expects to make an informational TCA filing with the ACC on or before May 1, 2014. The filing will include an updated retail transmission rate calculated pursuant to UNS Electric's OATT rate. UNS Electric expects the new TCA rate to be effective in June 2014.

Gila River Generating Station Unit 3
In December 2013, TEP and UNS Electric entered into an agreement to purchase Gila River Unit 3 for $219 million. It is anticipated that TEP will purchase a 75% undivided interest in Gila River Unit 3 (413 MW) for approximately $164 million and UNS Electric will purchase the remaining 25% undivided interest (137 MW) for approximately $55 million, although TEP and UNS Electric may modify the percentage ownership allocation between them. We expect the transaction to close in December 2014. See Tucson Electric Power, Factors Affecting Results of Operations, Gila River Generating Station Unit 3 and Note 7.
Also in December 2013, UNS Electric filed an application requesting the ACC to approve an accounting order that would authorize UNS Electric to defer for future recovery specific non-fuel operating costs associated with Gila River Unit 3. If UNS Electric purchases 25% of Gila River Unit 3, the deferred costs, including depreciation, amortization, property taxes, O&M expense and a carrying cost on UNS Electric's investment in Gila River Unit 3, are expected to total approximately $9 million annually. We cannot predict if the ACC will approve UNS Electric's request.
Fair Value Measurements
See Note 12.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook
UNS Electric expects operating cash flows to fund a portion of its construction expenditures during 2014. Additional sources of funding capital expenditures could include draws on the UNS Electric/UNS Gas Revolver, additional credit lines, the issuance of long-term debt, or capital contributions from UNS Energy.

Cash Flows and Capital Expenditures
The table below provides summary cash flow information for UNS Electric:

	Three Months Ended March 31,
	2014	2013
	Millions of Dollars
Cash Provided By (Used In):
Operating Activities	$10	$8
Investing Activities	(12)	(16)
Financing Activities	3	7
Net Increase/(Decrease) in Cash	1	(1)
Beginning Cash	5	8
Ending Cash	$6	$7
Operating Activities
Cash provided by operating activities increased by $2 million in the first three months of 2014 when compared with the same period last year due primarily to a Base Rate increase that was effective on January 1, 2014.
Investing Activities
UNS Electric had capital expenditures of $12 million in the first quarter of 2014 compared with $15 million in the first quarter of 2013. The decrease is related to the completion of construction of a transmission line in 2013 to increase reliability to UNS Electric's service territory in Nogales, Arizona.
Financing Activities
Cash provided by financing activities at UNS Electric in the first three months of 2014 decreased by $4 million when compared with the same period last year. Financing activities in the first three months of 2014 included $3 million of borrowings under the UNS Electric/UNS Gas Revolver (net of repayments) whereas activity in the same period last year included $5 million of borrowings under the UNS Electric/UNS Gas Revolver (net of repayments) and a $2 million receipt related to a contribution in aid of construction from a large customer.
UNS Electric/UNS Gas Credit Agreement
The UNS Electric/UNS Gas Credit Agreement consists of a $100 million unsecured revolving credit and revolving LOC facility. Either company can borrow up to a maximum of $70 million as long as the combined amount borrowed does not exceed $100 million. The UNS Electric/UNS Gas Credit Agreement expires November 2016.
UNS Electric is only liable for UNS Electric’s borrowings, and similarly, UNS Gas is only liable for UNS Gas' borrowings under the UNS Electric/UNS Gas Credit Agreement.
The UNS Electric/UNS Gas Credit Agreement restricts additional indebtedness, liens, and mergers. It also requires each borrower not to exceed a maximum leverage ratio. Each borrower may pay dividends so long as it maintains compliance with the agreement. At March 31, 2014, UNS Electric and UNS Gas each were in compliance with the terms of the UNS Electric/UNS Gas Credit Agreement.
UNS Electric expects to draw upon the UNS Electric/UNS Gas Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures or to issue LOCs to provide credit enhancement for its energy procurement and hedging activities. At March 31, 2014, UNS Electric had $25 million of outstanding borrowings and less than $1 million of LOCs issued under the UNS Electric/UNS Gas Credit Agreement.
Contractual Obligations
There are no changes in UNS Electric's contractual obligations or other commercial commitments from those reported in our 2013 Annual Report on Form 10-K, other than the following changes in 2014:

•	UNS Electric entered into new forward purchased power commitments with minimum payment obligations of $8 million in 2015. See Note 6.

Dividends on Common Stock
UNS Electric did not pay any dividends to UNS Energy, through UES, in first quarters of 2014 and 2013. UNS Electric’s ability to pay future dividends will depend on the cash needs for capital expenditures and various other factors.
The note purchase agreement for UNS Electric contains restrictions on dividends. UNS Electric may pay dividends so long as 1) no default or event of default exists, and 2) it could incur additional debt under the debt incurrence test. At March 31, 2014, UNS Electric was in compliance with the terms of its note purchase agreement and the terms of the UNS Electric/UNS Gas Revolver.

UNS GAS
RESULTS OF OPERATIONS
UNS Gas reported net income of $5 million in the first quarter of 2014 compared with $8 million in the first quarter of 2013. Mild weather during the first quarter of 2014 led to lower retail sales volumes and retail margin revenues.
The table below provides summary financial information for UNS Gas:

	Three Months Ended March 31,
	2014	2013
	Millions of Dollars
Gas Revenues	$39	$51
Other Revenues	2	1
Total Operating Revenues	41	52
Purchased Gas Expense	30	30
Increase (Decrease) to Reflect PGA Recovery Treatment	(8)	(1)
O&M	6	6
Depreciation and Amortization	2	2
Taxes Other Than Income Taxes	1	1
Total Operating Expenses	31	38
Operating Income	10	14
Interest Expense	2	2
Income Tax Expense	3	4
Net Income	$5	$8

The table below includes UNS Gas' therm sales and margin revenues:

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	Amount	Percent(1)
Gas Retail Sales, Therms (in Millions):
Residential	27	35	(8)	(22.9)%
Commercial	10	11	(1)	(9.1)%
All Other	3	4	(1)	(25.0)%
Total Gas Retail Sales	40	50	(10)	(20.0)%
Negotiated Sales Program (NSP)	5	7	(2)	(28.6)%
Total Gas Sales	45	57	(12)	(21.1)%
Retail Margin Revenues (in Millions):
Residential	$13	$16	$(3)	(18.8)%
Commercial	3	4	(1)	(25.0)%
All Other	1	1	—	—%
Total Retail Margin Revenues (Non-GAAP)(2)	17	21	(4)	(19.0)%
Transport and NSP	4	4	—	—%
Retail Fuel Revenues	18	26	(8)	(30.8)%
Total Gas Revenues (GAAP)	$39	$51	$(12)	(23.5)%
Weather Data:
Heating Degree Days
Three Months Ended March 31,	1,722	2,188	(466)	(21.3)%
10-Year Average	2,110	2,096	NM	NM

(1)	Percent change calculated on un-rounded data and may not correspond exactly to data shown in table.

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

Retail therm sales in the first quarter of 2014 decreased by 20.0% when compared with the first quarter of 2013 due to a 21.3% decrease in Heating Degree Days. The decrease in retail therm sales contributed to a decrease in retail margin revenues of 19.0%, or $4 million, when compared with the first quarter of 2013.

FACTORS AFFECTING RESULTS OF OPERATIONS
Fair Value Measurements
See Note 12.

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
Cash Flows and Capital Expenditures

The table below provides summary cash flow information for UNS Gas:

	Three Months Ended March 31,
	2014	2013
	Millions of Dollars
Cash Provided By (Used In):
Operating Activities	$2	$13
Investing Activities	(4)	(4)
Financing Activities	(10)	(10)
Net Decrease in Cash	(12)	(1)
Beginning Cash	33	31
Ending Cash	$21	$30
UNS Gas' operating cash flows during the first quarter of 2014 were $11 million lower than the first quarter of 2013 due in part to the return of the over-collected PGA balance to customers and lower retail therm sales.
UNS Electric/UNS Gas Credit Agreement
At March 31, 2014, UNS Gas had no outstanding borrowings under the UNS Electric/UNS Gas Credit Agreement.
See UNS Electric, Liquidity and Capital Resources, UNS Electric/UNS Gas Credit Agreement.
Interest Rate Risk
See Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Contractual Obligations
There are no changes in UNS Gas' contractual obligations or other commercial commitments from those reported in our 2013 Annual Report on Form 10-K, other than the following changes in 2014:

•	UNS Gas entered into new forward energy commitments with minimum payment obligations of $1 million in 2015. See Note 6.
Dividends on Common Stock
UNS Gas paid dividends to UNS Energy, through UES, of $10 million in the first quarters of 2014 and 2013. UNS Gas’ ability to pay future dividends will depend on the cash needs for capital expenditures and various other factors.
The note purchase agreement for UNS Gas contains restrictions on dividends. UNS Gas may pay dividends so long as 1) no default or event of default exists, and 2) it could incur additional debt under the debt incurrence test. At March 31, 2014, UNS Gas was in compliance with the terms of its note purchase agreement and had sufficient additional debt under the debt incurrence test to pay dividends.

CRITICAL ACCOUNTING POLICIES
There have been no significant changes in our accounting policies from those disclosed in our 2013 Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In April 2014, the Financial Accounting Standards Board (FASB) issued an accounting standards update that changes the threshold for reporting discontinued operations and adds new disclosures. This guidance will be effective in the first quarter of 2015. We are evaluating the impact to our financial statements and disclosures.

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
There have been no additional risks and no material changes to market risks disclosed in Part II, Item 3 in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
While UNS Energy and TEP continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting, there has been no change in UNS Energy’s or TEP’s internal control over financial reporting during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, UNS Energy’s or TEP’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. – LEGAL PROCEEDINGS
See the legal proceedings described in Item 3. – Legal Proceedings in our 2013 Annual Report on Form 10-K and in Note 6 and in Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, which descriptions in Note 6 and Item 2 are incorporated herein by reference.
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
On March 13, 2014, plaintiffs Malenovshy and Parshall voluntarily dismissed their cases.

On March 18, 2014, solely to avoid the costs, risks and uncertainties inherent in litigation, UNS Energy and the other named defendants signed a memorandum of understanding (“MOU”) with the remaining plaintiffs in the consolidated shareholder class action lawsuits filed in the Superior Court of Pima County, Arizona. This MOU provides, among other things, that the parties will seek to enter into a stipulation of settlement which provides for the release of all asserted claims. The asserted claims will not be released until such stipulation of settlement is approved by the court. There can be no assurance that the court will approve such settlement. Additionally, as part of the MOU, UNS Energy and Fortis agreed to make certain additional disclosures related to the proposed merger, which are set forth in a Form 8-K filed with the SEC on March 19, 2014. Finally, in connection with the proposed settlement, counsel for plaintiffs intend to seek an award of attorneys’ fees and expenses, subject to court approval. Nothing in this Report on Form 10-Q, the MOU or any stipulation of settlement shall be deemed an admission of the legal necessity or materiality under applicable laws of any of the disclosure set forth herein.

On April 15, 2014, plaintiff Pfeiffer voluntarily dismissed his case.

ITEM 1A. – RISK FACTORS
The business and financial results of UNS Energy and TEP are subject to numerous risks and uncertainties. There are no significant changes to the risks and uncertainties reported in our 2013 Annual Report on Form 10-K.

ITEM 5. – OTHER INFORMATION
RATIO OF EARNINGS TO FIXED CHARGES
The following table reflects the ratio of earnings to fixed charges for UNS Energy and TEP:

	Three Months Ended March 31, 2014	Twelve Months Ended March 31, 2014
UNS Energy	1.901	2.815
TEP	1.561	2.789
For purposes of this computation, earnings are defined as pre-tax earnings plus interest expense and amortization of debt discount and expense. Fixed charges are interest expense, including amortization of debt discount and expense.

ENVIRONMENTAL MATTERS
See Note 6.
Hazardous Air Pollutant Requirements
The Clean Air Act requires the EPA to develop emission limit standards for hazardous air pollutants that reflect the maximum achievable control technology. In February 2012, the EPA issued final rules to set the standards for the control of mercury emissions and other hazardous air pollutants from power plants (MATS rules).
Navajo
Based on the MATS rules, Navajo may require mercury and particulate matter emission control equipment by April 2016. TEP’s share of the estimated capital cost of this equipment is less than $1 million for mercury control and about $43 million if the installation of baghouses to control particulates is necessary. The operator of Navajo is currently analyzing the need for baghouses under various regulatory scenarios, which will be affected by final Best Available Retrofit Technology (BART) rules when issued. TEP expects its share of the annual operating costs for mercury control and baghouses to be less than $1 million each.
San Juan
TEP expects San Juan’s current emission controls to be adequate to comply with the MATS rules.
Four Corners
Based on the MATS rules, Four Corners may require mercury emission control equipment by April 2015. TEP's share of the estimated capital cost of this equipment is less than $1 million. TEP expects its share of the annual operating cost of the mercury emission control equipment to be less than $1 million.
Springerville Generating Station
Based on the MATS rules, Springerville Generating Station (Springerville) may require mercury emission control equipment by April 2015. The estimated capital cost of this equipment for Springerville Units 1 and 2 is about $5 million. TEP expects the annual operating cost of the mercury emission control equipment to be about $3 million. TEP will own 49.5% of Springerville Unit 1 upon close of the lease option purchases by early 2015; after the completion of such purchases, third party owners will be responsible for 50.5% of environmental costs attributed to Springerville Unit 1.
Sundt Generating Station
TEP expects the MATS rules will have little effect on capital expenditures at Sundt.
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
Among other things, the agreement calls for the shut-down of one unit or an equivalent reduction in emissions by 2020. The shutdown of one unit will not impact the total amount of energy delivered to TEP from Navajo. Additionally, the remaining Navajo participants would be required to install SCR or an equivalent technology on the remaining two units by 2030. As part of the agreement, the current owners have committed to cease their operation of conventional coal-fired generation at Navajo no later than December 2044. The Navajo Nation can continue operation after 2044 at its election. If SCR technology is ultimately implemented at Navajo, TEP estimates its share of the capital cost will be $42 million. Also, the installation of SCR technology at Navajo could increase the power plant's particulate emissions which may require that baghouses be installed. TEP estimates that its share of the capital expenditure for baghouses would be about $43 million. TEP's share of annual operating costs for SCR and baghouses is estimated at less than $1 million each. The EPA could issue their decision as early as 2014.
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
In 2011, PNM filed a petition for review of, and a motion to stay, the FIP with the United States Court of Appeals for the Tenth Circuit (Tenth Circuit). In addition, the operator filed a request for reconsideration of the rule with the EPA and a request to stay the effectiveness of the rule pending the EPA's reconsideration and review by the Tenth Circuit. The State of New Mexico filed similar motions with the Tenth Circuit and the EPA. Several environmental groups were granted permission to join in opposition to PNM's petition to review in the Tenth Circuit. In addition, WildEarth Guardians filed a separate appeal against the EPA challenging the FIP's five-year implementation schedule. PNM was granted permission to join in opposition to that appeal. In March 2012, the Tenth Circuit denied PNM's and the State of New Mexico's motion for stay. Oral argument on the appeal was heard in October 2012.
In February 2013, the State of New Mexico, the EPA, and PNM signed a non-binding agreement (Settlement Agreement) that outlines an alternative to the FIP. The terms of the Settlement Agreement include: the retirement of San Juan Units 2 and 3 by December 31, 2017; the replacement by PNM of those units with non-coal generation sources; and the installation of SNCR on San Juan Units 1 and 4 by January 2016 or later depending on the timing of EPA approvals. The New Mexico Environmental Department (NMED) prepared a revision to the regional haze State Implementation Plan (SIP) incorporating the provisions of the Settlement Agreement, and in September 2013, the New Mexico Environmental Improvement Board approved the SIP revision. The SIP revision now awaits final EPA approval. The EPA is expected to issue a final BART determination in 2014.  TEP estimates its share of the cost to install SNCR technology on San Juan Unit 1 would be approximately $35 million. TEP's share of incremental annual operating costs for SNCR is estimated at $1 million. TEP owns 340 MW, or 50%, of San Juan Units 1 and 2. If San Juan Unit 2 is retired, TEP's coal-fired generating capacity would be reduced by 170 MW.
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
At March 31, 2014, the book value of TEP's share of San Juan Unit 2 was $112 million. If Unit 2 is retired early, we expect to request ACC approval to recover, over a reasonable time period, all costs associated with the early closure of the unit. TEP cannot predict the ultimate outcome of this matter.
Four Corners
In 2012, the EPA finalized the regional haze FIP for Four Corners. The final FIP requires SCR technology to be installed on all five units by 2017. In December 2013, APS (the operator) decided to shut down Units 1, 2, and 3 and install SCRs on Units 4 and 5. Under this scenario, the installation of SCR technology can be delayed until July 2018. TEP's estimated share of the capital costs to install SCR technology on Units 4 and 5 is approximately $35 million. TEP's share of incremental annual operating costs for SCR is estimated at $2 million.
Springerville
The BART provisions of the Regional Haze Rules requiring emission control upgrades do not apply to Springerville Units 1 and 2 since they were constructed in the 1980s which is after the time frame as designated by the rules. Other provisions of the Regional Haze Rules requiring further emission reduction are not likely to impact Springerville operations until after 2018.
Sundt
In July 2013, the EPA rejected the Arizona state implementation plan determination that Sundt Unit 4 is not subject to the BART provisions of the Regional Haze Rule and developed a timeline to issue a federal implementation plan for emissions sources including Sundt Unit 4. While TEP does not agree that Sundt Unit 4 is subject to BART, it submitted a better-than-BART proposal in November 2013 which called for the elimination of coal as a fuel source at Sundt by the end of 2017. In January 2014, the EPA issued a BART proposal that would require TEP to either (i) install, by mid-2017, SNCR and dry sorbent injection if Sundt Unit 4 continues to use coal as a fuel source, or (ii) permanently eliminate coal as a fuel source as a better-than-BART alternative by the end of 2017. TEP estimates that the cost to install SNCR and DSI would be approximately $12 million, and the incremental annual operating costs would be $5 million to $6 million. Under the proposal, TEP would be required to notify the EPA of its decision by July 31, 2015. The EPA is expected to issue a final BART determination by July 2014. At March 31, 2014, the net book value of the Sundt coal handling facilities was $27 million. If the coal handling facilities are retired early, we expect to request ACC approval to recover, over a reasonable time period, all the remaining costs of the coal handling facilities.

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

UNS ENERGY CORPORATION
(Registrant)

Date:	April 28, 2014	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Chief
Financial Officer

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	April 28, 2014	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Chief
Financial Officer

EXHIBIT INDEX

12(a)	—	Computation of Ratio of Earnings to Fixed Charges – UNS Energy.

12(b)	—	Computation of Ratio of Earnings to Fixed Charges – TEP.

31(a)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – UNS Energy, by Paul J. Bonavia.

31(b)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – UNS Energy, by Kevin P. Larson.

31(c)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – TEP, by Paul J. Bonavia.

31(d)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – TEP, by Kevin P. Larson.

**32(a)	—	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) - UNS Energy.

**32(b)	—	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) - TEP.

101	—	The following materials from UNS Energy’s and TEP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language):

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