Form 10-Q
period 2014-06-30
UNS Energy Corp; TUCSON ELECTRIC POWER CO
filed 2014-07-29
CIK 941138, 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

As of July 18, 2014, 41,701,718 shares of UNS Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding. As of July 18, 2014, Tucson Electric Power Company had 32,139,434 shares of common stock outstanding, no par value, all of which were held by UNS Energy Corporation.
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

DEFINITIONS
The abbreviations and acronyms used in the second quarter 2014 Form 10-Q are defined below:

2010 TEP Reimbursement Agreement	Reimbursement Agreement, dated December 14, 2010, between TEP, as borrower, and a financial institution
2013 Covenants Agreement	A Lender Rate Mode Covenants Agreement between TEP and the purchaser of $100 million of unsecured tax-exempt bonds that were issued on behalf of TEP in November 2013 and sold in a private placement
ACC	Arizona Corporation Commission
APS	Arizona Public Service Company
BART	Best Available Retrofit Technology
Base O&M	A non-GAAP financial measure that represents the fundamental level of operating and maintenance expense related to our business
Base Rates
The portion of TEP’s and UNS Electric’s Retail Rates attributed to generation, transmission, distribution costs, and customer charge; and UNS Gas’ delivery costs and customer charge. Base Rates exclude costs that are passed through to customers for fuel and purchased energy costs

Btu	British thermal unit(s)
Cooling Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting 75 from the average of the high and low daily temperatures
DSM	Demand Side Management
ECA	Environmental Compliance Adjustor
Entegra	a subsidiary of Entegra Power Group LLC
FERC	Federal Energy Regulatory Commission
Fortis	Fortis Inc., a corporation incorporated under the Corporations Act of Newfoundland and Labrador, Canada
Four Corners	Four Corners Generating Station
GBtu	Billion British thermal units
GWh	Gigawatt-hour(s)
Gila River Unit 3	Unit 3 of the Gila River Generating Station
Heating Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting the average of the high and low daily temperatures from 65
kV	Kilo-volt
kWh	Kilowatt-hour(s)
LFCR	Lost Fixed Cost Recovery Mechanism
Millennium	Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UNS Energy Corporation
MMBtu	Million British thermal units
MW	Megawatt(s)
MWh	Megawatt-hour(s)
Navajo	Navajo Generating Station
OATT	Open Access Transmission Tariff
PGA	Purchased Gas Adjustor, a Retail Rate mechanism designed to recover the cost of gas purchased for retail gas customers
PNM	Public Service Company of New Mexico
PPFAC	Purchased Power and Fuel Adjustment Clause
REC	Renewable Energy Credit
Regional Haze Rules	Rules promulgated by the EPA to improve visibility at national parks and wilderness areas
Regulated Utilities	Tucson Electric Power Company (TEP); UNS Electric, Inc. (UNS Electric); and UNS Gas, Inc. (UNS Gas) collectively

RES	Renewable Energy Standard
Retail Rates	Rates designed to allow a regulated utility an opportunity to recover its reasonable operating and capital costs and earn a return on its utility plant in service
San Juan	San Juan Generating Station
SCR	Selective Catalytic Reduction
SJCC	San Juan Coal Company
SNCR	Selective Non-Catalytic Reduction
Springerville	Springerville Generating Station
Springerville Coal Handling Facilities	Coal handling facilities at Springerville used by all four Springerville units
Springerville Coal Handling Facilities Leases	Leases for coal handling facilities at Springerville used in common by all four Springerville units
Springerville Common Facilities	Facilities at Springerville used in common by all four Springerville units
Springerville Common Facilities Leases	Leveraged lease arrangements relating to an undivided one-half interest in certain Springerville Common Facilities
Springerville Unit 1	Unit 1 of the Springerville Generating Station
Springerville Unit 1 Leases	Leveraged lease arrangement relating to Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities
Springerville Unit 2	Unit 2 of the Springerville Generating Station
Springerville Unit 3	Unit 3 of the Springerville Generating Station
Springerville Unit 4	Unit 4 of the Springerville Generating Station
SRP	Salt River Project Agricultural Improvement and Power District
Sundt	H. Wilson Sundt Generating Station
Sundt Unit 4	Unit 4 of the H. Wilson Sundt Generating Station
TCA	Transmission Cost Adjustor
TEP	Tucson Electric Power Company, the principal subsidiary of UNS Energy Corporation
Therm	A unit of heating value equivalent to 100,000 Btus
Tri-State	Tri-State Generation and Transmission Association, Inc.
UED	UniSource Energy Development Company, a wholly-owned subsidiary of UNS Energy Corporation
UES	UniSource Energy Services, Inc., a wholly-owned subsidiary of UNS Energy, and intermediate holding company established to own the operating companies UNS Electric and UNS Gas
UNS Electric	UNS Electric, Inc., a wholly-owned subsidiary of UES
UNS Energy	UNS Energy Corporation (formerly known as UniSource Energy Corporation)
UNS Gas	UNS Gas, Inc., a wholly-owned subsidiary of UES

v

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended			Six Months Ended
June 30,			June 30,
2014	2013		2014	2013
(Unaudited)			(Unaudited)
Thousands of Dollars			Thousands of Dollars
(Except Per Share Amounts)			(Except Per Share Amounts)
		Operating Revenues
$302,975	$285,419	Electric Retail Sales	$527,545	$506,279
33,309	30,654	Electric Wholesale Sales	76,730	65,052
21,911	20,013	Gas Retail Sales	60,481	71,002
28,411	29,131	Other Revenues	55,242	55,025
386,606	365,217	Total Operating Revenues	719,998	697,358
		Operating Expenses
69,418	86,459	Fuel	137,253	168,148
84,060	57,796	Purchased Energy	153,843	121,955
6,142	4,521	Transmission and Other PPFAC Recoverable Costs	12,670	7,707
(12,517)	2,074	Increase (Decrease) to Reflect PPFAC/PGA Recovery Treatment	(21,437)	(3,294)
147,103	150,850	Total Fuel and Purchased Energy	282,329	294,516
91,621	95,143	Operations and Maintenance	185,057	185,043
39,563	36,671	Depreciation	78,644	72,970
6,455	8,119	Amortization	12,631	16,408
14,942	13,631	Taxes Other Than Income Taxes	29,750	27,723
299,684	304,414	Total Operating Expenses	588,411	596,660
86,922	60,803	Operating Income	131,587	100,698
		Other Income (Deductions)
169	19	Interest Income	249	28
2,538	1,734	Other Income	4,680	3,502
(958)	(807)	Other Expense	(1,688)	(1,380)
624	94	Appreciation in Fair Value of Investments	879	1,133
2,373	1,040	Total Other Income (Deductions)	4,120	3,283
		Interest Expense
19,167	17,700	Long-Term Debt	37,055	35,954
3,925	6,249	Capital Leases	7,846	12,498
307	346	Other Interest Expense	790	(47)
(1,295)	(745)	Interest Capitalized	(2,318)	(1,420)
22,104	23,550	Total Interest Expense	43,373	46,985
67,191	38,293	Income Before Income Taxes	92,334	56,996
24,837	3,675	Income Tax Expense	34,505	11,033
$42,354	$34,618	Net Income	$57,829	$45,963
		Weighted-Average Shares of Common Stock Outstanding (000)
41,781	41,598	Basic	41,759	41,569
42,145	41,921	Diluted	42,115	41,898
		Earnings Per Share
$1.01	$0.83	Basic	$1.38	$1.11
$1.01	$0.83	Diluted	$1.37	$1.10
$0.480	$0.435	Dividends Declared Per Share	$0.960	$0.870
See Notes to Condensed Consolidated Financial Statements.

UNS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended			Six Months Ended
June 30,			June 30,
2014	2013		2014	2013
(Unaudited)			(Unaudited)
Thousands of Dollars			Thousands of Dollars
		Comprehensive Income
$42,354	$34,618	Net Income	$57,829	$45,963
		Other Comprehensive Income
		Net Changes in Fair Value of Cash Flow Hedges:
517	933	net of income tax expense of $335 and $610
		net of income tax expense of $691 and $1,009	1,010	1,544

		Supplemental Executive Retirement Plan (SERP) Benefit Amortization:
25	68	net of income tax expense of $15 and $43
		net of income tax expense of $30 and $85	49	137
542	1,001	Total Other Comprehensive Income, Net of Tax	1,059	1,681
$42,896	$35,619	Total Comprehensive Income	$58,888	$47,644

See Notes to Condensed Consolidated Financial Statements.

UNS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2014	2013
	(Unaudited)
	Thousands of Dollars
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$531,439	$519,154
Cash Receipts from Electric Wholesale Sales	89,741	82,273
Cash Receipts from Gas Retail Sales	80,348	91,207
Cash Receipts from Operating Springerville Units 3 & 4	47,099	49,974
Cash Receipts from Gas Wholesale Sales	2,287	3,494
Income Tax Refunds Received	472	—
Interest Received	7	516
Other Cash Receipts	22,812	16,914
Purchased Energy Costs Paid	(152,982)	(135,775)
Payment of Operations and Maintenance Costs	(138,692)	(121,272)
Fuel Costs Paid	(135,128)	(140,185)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(86,695)	(90,554)
Wages Paid, Net of Amounts Capitalized	(72,237)	(68,004)
Interest Paid, Net of Amounts Capitalized	(31,446)	(34,662)
Capital Lease Interest Paid	(15,888)	(18,630)
Other Cash Payments	(3,380)	(6,798)
Net Cash Flows—Operating Activities	137,757	147,652
Cash Flows from Investing Activities
Capital Expenditures	(186,037)	(155,685)
Return of Investments in Springerville Lease Debt	—	9,104
Other, net	(4,345)	(3,613)
Net Cash Flows—Investing Activities	(190,382)	(150,194)
Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facilities	151,000	114,000
Repayments of Borrowings Under Revolving Credit Facilities	(129,000)	(48,000)
Proceeds from Issuance of Long-Term Debt	149,168	—
Payments of Capital Lease Obligations	(83,204)	(84,206)
Common Stock Dividends Paid	(40,034)	(36,079)
Payment of Debt Issue/Retirement Costs	(1,641)	(982)
Proceeds from Stock Options Exercised	595	—
Other, net	543	3,584
Net Cash Flows—Financing Activities	47,427	(51,683)
Net Increase (Decrease) in Cash and Cash Equivalents	(5,198)	(54,225)
Cash and Cash Equivalents, Beginning of Year	74,878	123,918
Cash and Cash Equivalents, End of Period	$69,680	$69,693

See Note 11 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

UNS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
	Thousands of Dollars
ASSETS
Utility Plant
Plant in Service	$5,392,666	$5,192,122
Utility Plant Under Capital Leases	747,158	637,957
Construction Work in Progress	186,249	201,959
Total Utility Plant	6,326,073	6,032,038
Less Accumulated Depreciation and Amortization	(2,078,626)	(1,982,524)
Less Accumulated Amortization of Capital Lease Assets	(525,327)	(514,677)
Total Utility Plant—Net	3,722,120	3,534,837
Investments and Other Property
Investments in Lease Equity	36,122	36,194
Other	35,551	34,971
Total Investments and Other Property	71,673	71,165
Current Assets
Cash and Cash Equivalents	69,680	74,878
Accounts Receivable—Customer	114,276	104,596
Unbilled Accounts Receivable	67,637	52,403
Allowance for Doubtful Accounts	(7,001)	(6,833)
Materials and Supplies	92,771	88,085
Deferred Income Taxes—Current	86,401	66,906
Regulatory Assets—Current	69,322	52,763
Fuel Inventory	44,044	44,317
Derivative Instruments	9,850	5,629
Other	17,453	15,354
Total Current Assets	564,433	498,098
Regulatory and Other Assets
Regulatory Assets—Noncurrent	162,263	150,584
Derivative Instruments	1,528	1,180
Other Assets	26,575	24,430
Total Regulatory and Other Assets	190,366	176,194
Total Assets	$4,548,592	$4,280,294
See Notes to Condensed Consolidated Financial Statements.

 (Continued)

UNS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
	Thousands of Dollars
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$1,149,578	$1,130,784
Capital Lease Obligations	69,938	131,370
Long-Term Debt	1,677,323	1,507,070
Total Capitalization	2,896,839	2,769,224
Current Liabilities
Current Obligations Under Capital Leases	272,939	186,056
Borrowings Under Revolving Credit Facilities	23,000	22,000
Accounts Payable—Trade	104,720	117,503
Regulatory Liabilities—Current	54,384	53,935
Accrued Taxes Other than Income Taxes	47,601	43,880
Customer Deposits	28,066	30,671
Accrued Employee Expenses	23,202	28,148
Accrued Interest	29,637	27,786
Derivative Instruments	6,435	7,534
Other	22,536	17,775
Total Current Liabilities	612,520	535,288
Deferred Credits and Other Liabilities
Deferred Income Taxes—Noncurrent	528,636	488,887
Regulatory Liabilities—Noncurrent	326,388	302,482
Pension and Other Retiree Benefits	90,984	90,923
Derivative Instruments	5,976	7,100
Other	87,249	86,390
Total Deferred Credits and Other Liabilities	1,039,233	975,782
Commitments, Contingencies, and Environmental Matters (Note 6)
Total Capitalization and Other Liabilities	$4,548,592	$4,280,294
See Notes to Condensed Consolidated Financial Statements.
(Concluded)

UNS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Shares Outstanding *	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(Unaudited)
	Thousands of Shares	Thousands of Dollars
Balances at December 31, 2013	41,538	$889,301	$247,532	$(6,049)	$1,130,784
Net Income			57,829		57,829
Other Comprehensive Income, net of tax				1,059	1,059
Dividends Declared			(40,372)		(40,372)
Shares Issued for Stock Options	20	594			594
Shares Issued under Performance Share Awards	101	—			—
Share-based Compensation		(316)			(316)
Balances at June 30, 2014	41,659	$889,579	$264,989	$(4,990)	$1,149,578
* UNS Energy has 75 million authorized shares of Common Stock.
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended			Six Months Ended
June 30,			June 30,
2014	2013		2014	2013
(Unaudited)			(Unaudited)
Thousands of Dollars			Thousands of Dollars
		Operating Revenues
$257,790	$243,635	Electric Retail Sales	$443,805	$428,515
32,555	29,542	Electric Wholesale Sales	74,639	63,940
31,273	31,086	Other Revenues	58,687	59,559
321,618	304,263	Total Operating Revenues	577,131	552,014
		Operating Expenses
68,334	84,553	Fuel	135,964	165,351
52,906	28,410	Purchased Power	75,521	47,338
3,552	1,730	Transmission and Other PPFAC Recoverable Costs	7,461	2,595
(13,061)	5,274	Increase (Decrease) to Reflect PPFAC Recovery Treatment	(14,791)	2,914
111,731	119,967	Total Fuel and Purchased Energy	204,155	218,198
79,772	82,011	Operations and Maintenance	161,117	159,835
31,080	28,861	Depreciation	61,891	57,418
7,377	9,052	Amortization	14,476	18,275
12,005	10,939	Taxes Other Than Income Taxes	23,840	22,108
241,965	250,830	Total Operating Expenses	465,479	475,834
79,653	53,433	Operating Income	111,652	76,180
		Other Income (Deductions)
165	12	Interest Income	174	8
2,187	1,270	Other Income	4,099	2,438
(2,694)	(2,472)	Other Expense	(4,809)	(4,717)
624	94	Appreciation in Fair Value of Investments	879	1,133
282	(1,096)	Total Other Income (Deductions)	343	(1,138)
		Interest Expense
15,507	13,991	Long-Term Debt	29,747	28,564
3,925	6,249	Capital Leases	7,846	12,498
140	192	Other Interest Expense	453	(168)
(1,104)	(534)	Interest Capitalized	(2,028)	(1,027)
18,468	19,898	Total Interest Expense	36,018	39,867
61,467	32,439	Income Before Income Taxes	75,977	35,175
22,742	1,652	Income Tax Expense	28,080	2,909
$38,725	$30,787	Net Income	$47,897	$32,266
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended			Six Months Ended
June 30,			June 30,
2014	2013		2014	2013
(Unaudited)			(Unaudited)
Thousands of Dollars			Thousands of Dollars
		Comprehensive Income
$38,725	$30,787	Net Income	$47,897	$32,266
		Other Comprehensive Income
		Net Changes in Fair Value of Cash Flow Hedges:
494	878	net of income tax expense of $321 and $574
		net of income tax expense of $667 and $952	975	1,456

		SERP Benefit Amortization:
25	68	net of income tax expense of $15 and $43
		net of income tax expense of $30 and $85	49	137
519	946	Total Other Comprehensive Income, Net of Tax	1,024	1,593
$39,244	$31,733	Total Comprehensive Income	$48,921	$33,859
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2014	2013
	(Unaudited)
	Thousands of Dollars
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$444,624	$435,779
Cash Receipts from Electric Wholesale Sales	86,087	75,803
Cash Receipts from Operating Springerville Units 3 & 4	47,099	49,974
Reimbursement of Affiliate Charges	13,633	12,695
Cash Receipts from Gas Wholesale Sales	46	3,145
Income Tax Refunds Received	9	—
Interest Received	5	509
Other Cash Receipts	19,580	13,320
Payment of Operations and Maintenance Costs	(134,606)	(117,133)
Fuel Costs Paid	(134,374)	(139,596)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(66,588)	(68,574)
Wages Paid, Net of Amounts Capitalized	(60,845)	(57,483)
Purchased Power Costs Paid	(59,088)	(40,949)
Interest Paid, Net of Amounts Capitalized	(24,588)	(27,590)
Capital Lease Interest Paid	(15,888)	(18,630)
Other Cash Payments	(2,064)	(5,728)
Net Cash Flows—Operating Activities	113,042	115,542
Cash Flows from Investing Activities
Capital Expenditures	(157,161)	(118,210)
Return of Investments in Springerville Lease Debt	—	9,104
Other, net	(3,460)	(3,470)
Net Cash Flows—Investing Activities	(160,621)	(112,576)
Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facility	105,000	78,000
Repayments of Borrowings Under Revolving Credit Facility	(105,000)	(48,000)
Proceeds from Issuance of Long-Term Debt	149,168	—
Payments of Capital Lease Obligations	(83,204)	(84,206)
Payment of Debt Issue/Retirement Costs	(1,641)	(982)
Other, net	656	596
Net Cash Flows—Financing Activities	64,979	(54,592)
Net Increase (Decrease) in Cash and Cash Equivalents	17,400	(51,626)
Cash and Cash Equivalents, Beginning of Year	25,335	79,743
Cash and Cash Equivalents, End of Period	$42,735	$28,117
See Note 11 for supplemental cash flow information.
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
	Thousands of Dollars
ASSETS
Utility Plant
Plant in Service	$4,644,399	$4,467,667
Utility Plant Under Capital Leases	747,158	637,957
Construction Work in Progress	169,459	180,485
Total Utility Plant	5,561,016	5,286,109
Less Accumulated Depreciation and Amortization	(1,913,655)	(1,826,977)
Less Accumulated Amortization of Capital Lease Assets	(525,327)	(514,677)
Total Utility Plant—Net	3,122,034	2,944,455
Investments and Other Property
Investments in Lease Equity	36,122	36,194
Other	34,192	33,488
Total Investments and Other Property	70,314	69,682
Current Assets
Cash and Cash Equivalents	42,735	25,335
Accounts Receivable—Customer	96,513	80,211
Unbilled Accounts Receivable	56,252	34,369
Allowance for Doubtful Accounts	(4,977)	(4,825)
Accounts Receivable—Due from Affiliates	2,818	6,064
Materials and Supplies	79,409	75,200
Deferred Income Taxes—Current	91,585	70,722
Fuel Inventory	43,754	44,027
Regulatory Assets—Current	59,091	42,555
Derivative Instruments	4,289	2,137
Other	14,864	12,923
Total Current Assets	486,333	388,718
Regulatory and Other Assets
Regulatory Assets—Noncurrent	152,259	141,030
Derivative Instruments	493	167
Other Assets	21,093	19,233
Total Regulatory and Other Assets	173,845	160,430
Total Assets	$3,852,526	$3,563,285
See Notes to Condensed Consolidated Financial Statements.
(Continued)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
	Thousands of Dollars
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$974,844	$925,923
Capital Lease Obligations	69,938	131,370
Long-Term Debt	1,372,323	1,223,070
Total Capitalization	2,417,105	2,280,363
Current Liabilities
Current Obligations Under Capital Leases	272,939	186,056
Accounts Payable—Trade	89,162	88,556
Accounts Payable—Due to Affiliates	5,282	9,153
Accrued Taxes Other than Income Taxes	39,732	34,485
Accrued Employee Expenses	19,726	24,454
Regulatory Liabilities—Current	28,075	23,701
Accrued Interest	24,651	22,785
Customer Deposits	20,906	21,354
Derivative Instruments	4,261	5,531
Other	13,641	9,244
Total Current Liabilities	518,375	425,319
Deferred Credits and Other Liabilities
Deferred Income Taxes—Noncurrent	464,983	428,103
Regulatory Liabilities—Noncurrent	283,475	263,270
Pension and Other Retiree Benefits	84,724	84,936
Derivative Instruments	4,907	5,161
Other	78,957	76,133
Total Deferred Credits and Other Liabilities	917,046	857,603
Commitments, Contingencies, and Environmental Matters (Note 6)
Total Capitalization and Other Liabilities	$3,852,526	$3,563,285

See Notes to Condensed Consolidated Financial Statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity
	(Unaudited)
	Thousands of Dollars
Balances at December 31, 2013	$888,971	$(6,357)	$49,185	$(5,876)	$925,923
Net Income			47,897		47,897
Other Comprehensive Income, net of tax				1,024	1,024
Balances at June 30, 2014	$888,971	$(6,357)	$97,082	$(4,852)	$974,844
See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND FINANCIAL STATEMENT PRESENTATION
UNS Energy Corporation (UNS Energy) is a holding company that conducts its business through three regulated public utilities: Tucson Electric Power Company (TEP); UNS Electric, Inc. (UNS Electric); and UNS Gas, Inc. (UNS Gas) (collectively Regulated Utilities). References to “we” and “our” are to UNS Energy and its subsidiaries, collectively.
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
In 2014, we adopted accounting guidance that:

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

NOTE 2. PENDING MERGER WITH FORTIS
On December 11, 2013, UNS Energy announced that it had entered into an Agreement and Plan of Merger (Merger), subject to shareholder and required regulatory approvals, to be acquired by Fortis Inc. (Fortis) for $60.25 per share of Common Stock in cash. Following the Merger, UNS Energy will continue as a wholly owned subsidiary of Fortis. The Boards of Directors of each of UNS Energy and Fortis have approved the Merger.
The following additional approvals have been received:

•	In March 2014, UNS Energy's shareholders approved the Merger;

•	In April 2014, the Federal Energy Regulatory Commission (FERC) approved the Merger;

•	In May 2014, the Committee on Foreign Investment in the United States concluded its review determining there are no unresolved national security concerns with respect to the Merger;

•
In June 2014, the United States Federal Trade Commission granted UNS Energy's request for early termination of the waiting period with respect to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	In July 2014, the Federal Communications Commission approved UNS Energy’s FCC license transfer of control applications with respect to the Merger.
The final regulatory approval necessary to complete the Merger is approval by the Arizona Corporation Commission (ACC). In May 2014, UNS Energy, Fortis, ACC Staff, the Residential Utility Consumer Office, and other parties to the Merger proceedings entered into a settlement (Settlement) in which the parties agree that the Merger is in the public interest and recommend approval by the ACC, subject to certain conditions. Those conditions include, but are not limited to, the following:

•
UNS Energy shall provide credits on the Regulated Utilities retail customers' bills totaling $30 million over five years; $10 million in year one and $5 million annually in years two through five. The monthly bill credits will be applied each year from October through March. If the Merger closes by the end of September 2014, the bill credits will commence on October 1, 2014;

•	UNS Energy and the Regulated Utilities will adopt certain ring-fencing and corporate governance provisions;

•
Dividends paid from the Regulated Utilities to UNS Energy cannot exceed 60 percent of the Regulated Utilities’ respective annual net income for a period of five years or until such time that their respective equity capitalization reaches 50 percent of total capital (excluding any goodwill recorded) as accounted for in accordance with GAAP. The ratios used to determine the dividend restrictions will be calculated for each calendar year and reported to the ACC annually beginning on April 1, 2016. The dividend restrictions were contingent upon receiving necessary consents of the lenders in UNS Energy’s credit facility, which consents were obtained in June 2014; and

•
Fortis shall make an equity investment totaling $220 million through UNS Energy into the Regulated Utilities following closing of the Merger. However, if the Merger closes after September 30, 2014, the equity investment may be made into UNS Energy to retire debt.

The Settlement is subject to the review and approval of the ACC, which could approve, reject, or require modifications to the Settlement as a condition of approval of the Merger. Hearings before an ACC administrative law judge on the Settlement concluded on June 17, 2014. The Settlement requests that the ACC issue an order approving the Settlement no later than September 18, 2014.
The completion of the Merger is also subject to the absence of any injunction, order, or other law prohibiting the Merger.
If the Merger is approved by the ACC in September 2014 as requested by the parties to the Settlement Agreement, we expect the Merger to close by the end of September 2014. Upon completion of the Merger, UNS Energy expects to record approximately $19 million of merger-related expenses including investment banker fees, legal fees, and accelerated expenses for certain share-based compensation awards. TEP would record approximately $15 million as its allocated share of these merger-related expenses. See Note 9.

NOTE 3. REGULATORY MATTERS
The ACC and the FERC each regulate portions of the utility accounting practices and rates of the Regulated Utilities.
The ACC regulates rates charged to retail customers, the siting of generation and transmission facilities, the issuance of securities, transactions with affiliated parties, and other utility matters. The ACC also enacts other regulations and policies that can affect business decisions and accounting practices. The FERC regulates terms and prices of transmission services and wholesale electricity sales. The Merger with Fortis is subject to approval by the ACC. See Note 2. Additionally, the purchase of Gila River Generating Station Unit 3 (Gila River Unit 3) remains subject to FERC approval. See Note 7.
COST RECOVERY MECHANISMS
TEP Purchased Power and Fuel Adjustment Clause
In April 2014, the ACC approved a Purchased Power and Fuel Adjustment Clause (PPFAC) rate for TEP of 0.1 cents per kWh for the period May through September 2014 and 0.5 cents per kWh for the period October 2014 through March 2015. TEP's PPFAC rate was a credit of 0.14 cents per kWh for the period July 2013 through April 2014.
In September 2011, a fire at the underground mine providing coal to San Juan Generating Station (San Juan) caused interruptions to mining operations and resulted in increased fuel costs. The 2013 TEP Rate Order required TEP to defer incremental fuel costs of $10 million from recovery under the PPFAC pending final resolution of an insurance claim by the San Juan Coal Company and distribution of insurance proceeds to San Juan participants. At June 30, 2014, TEP has received

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

insurance settlement proceeds of $8 million. The proceeds offset the deferred costs and are reflected in our cash flow statements as an other operating cash receipt. TEP expects to recover any remaining fuel costs, not reimbursed by insurance, through its PPFAC.
TEP Environmental Compliance Adjustor
The 2013 TEP Rate Order provided an Environmental Compliance Adjustor (ECA) to recover the return on and of qualified investments, to comply with environmental standards required by federal or other governmental agencies. The ECA rate of 0.0049 cents per kWh became effective on May 1, 2014. TEP expects to recognize ECA revenues of less than $1 million in 2014.
UNS Electric Transmission Cost Adjustor
The 2013 UNS Electric Rate Order provided a Transmission Cost Adjustor (TCA) that allows more timely recovery of transmission costs associated with serving retail customers. The TCA rate is adjusted annually based on information filed with the ACC each May. The TCA rate of 0.114 cents per kWh became effective in June 2014.
UNS Gas Purchased Gas Adjustor
In November of 2013, a Purchased Gas Adjustor (PGA) credit of 10 cents per therm became effective for UNS Gas. The credit expired in April 2014.
Energy Efficiency Standards
The Regulated Utilities are required to implement cost-effective Demand Side Management (DSM) programs to comply with the ACC's Energy Efficiency (EE) Standards. The EE Standards provide for a DSM surcharge to recover, from retail customers, the costs to implement DSM programs as well as a performance incentive. In the first half of 2014, TEP recorded a DSM performance incentive of $2 million that is included in Electric Retail Sales in the UNS Energy and TEP income statements.
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
TEP and UNS Electric filed their first LFCR reports with the ACC in May 2014. TEP requested recovery of approximately $5 million and UNS Electric requested recovery of approximately $1 million. The LFCR rates are expected to go into effect in August 2014 for TEP and in September 2014 for UNS Electric.
TEP and UNS Electric recorded LFCR revenues of $6 million and $2 million, respectively, in the first six months of 2014 related to reductions in retail kWh sales due to energy efficiency programs and distributed generation implemented in 2013 and 2014. We recognize LFCR revenue when verifiable regardless of when the lost retail kWh sales occur. LFCR revenue is included in Electric Retail Sales in the income statements.

NOTE 4. BUSINESS SEGMENTS
We have three reportable segments regularly reviewed by our chief operating decision makers to evaluate performance and make operating decisions.

(1)	TEP, a regulated electric utility and our largest subsidiary

(2)	UNS Electric, a regulated electric utility

(3)	UNS Gas, a regulated gas distribution utility

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We disclose selected financial data for our reportable segments in the following tables:

	Reportable Segments
	TEP	UNS Electric	UNS Gas	Other (2)	Reconciling Adjustments	UNS Energy
	Millions of Dollars
Three Months Ended June 30, 2014
Operating Revenues-External	$318	$47	$22	$—	$—	$387
Operating Revenues-Intersegment(1)	4	—	1	4	(9)	—
Income Before Income Taxes	61	6	—	—	—	67
Net Income	39	4	—	(1)	—	42

Three Months Ended June 30, 2013
Operating Revenues-External	$300	$44	$21	$—	$—	$365
Operating Revenues-Intersegment(1)	4	—	1	4	(9)	—
Income Before Income Taxes	32	6	—	—	—	38
Net Income	31	4	—	—	—	35

	Reportable Segments
	TEP	UNS Electric	UNS Gas	Other (2)	Reconciling Adjustments	UNS Energy
	Millions of Dollars
Six Months Ended June 30, 2014
Operating Revenues-External	$569	87	64	$—	$—	$720
Operating Revenues-Intersegment (1)	8	1	1	8	(18)	—
Income Before Income Taxes	76	9	8	(1)	—	92
Net Income	48	6	5	(1)	—	58

Six Months Ended June 30, 2013
Operating Revenues-External	$543	$80	$73	$1	$—	$697
Operating Revenues-Intersegment (1)	9	1	1	8	(19)	—
Income Before Income Taxes	35	9	13	—	—	57
Net Income	32	6	8	—	—	46

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
TEP SPRINGERVILLE COAL HANDLING FACILITIES CAPITAL LEASE PURCHASE COMMITMENT
In April 2014, TEP notified the owner participants and their lessors that TEP has elected to purchase their undivided ownership interests in the Springerville Coal Handling Facilities at the fixed purchase price of $120 million upon the expiration of the lease term in April 2015. Due to TEP’s purchase commitment, TEP recorded, in April of 2014, an increase to both Utility Plant Under Capital Leases and Current Obligations Under Capital Leases on its balance sheet in the amount of $109 million, which represented the present value of the total purchase commitment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TEP previously agreed with Tri-State Generation and Transmission Association, Inc. (Tri-State), the lessee of Springerville Unit 3, and Salt River Project Agricultural Improvement and Power District (SRP), the owner of Springerville Unit 4, that if the Springerville Coal Handling Facilities Leases were not renewed, TEP would exercise the purchase option under those contracts. Upon TEP's purchase, SRP is obligated to buy a portion of the Springerville Coal Handling Facilities from TEP for approximately $24 million, and Tri-State is obligated to either 1) buy a portion of the facilities for approximately $24 million or 2) continue to make payments to TEP for the use of the facilities. No amounts have been recorded for these commitments from SRP and Tri-State at June 30, 2014.
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
TEP CREDIT AGREEMENT
The TEP Credit Agreement consists of a $200 million revolving credit, revolving LOC facility and an $82 million LOC facility to support tax-exempt bonds. As of June 30, 2014, there is $184 million available under the revolving credit facility. The TEP Credit Agreement expires in November 2016. As of July 18, 2014, TEP had $134 million available under its revolving credit facility.
TEP provided, in the second quarter of 2014, a LOC for $15 million to the seller of Gila River Unit 3 to satisfy a condition of the purchase agreement. TEP's borrowing capacity under the TEP Credit Agreement is reduced by $15 million until the Gila River transaction closes and the LOC is terminated. See Note 7.
COVENANT COMPLIANCE
At June 30, 2014, we were in compliance with the terms of our loan and credit agreements.

NOTE 6. COMMITMENTS, CONTINGENCIES, AND ENVIRONMENTAL MATTERS
COMMITMENTS
UNS Energy's commitments represent the obligations of TEP, UNS Electric, and UNS Gas. In addition to those reported in our 2013 Annual Report on Form 10-K, UNS Energy entered into the following long-term commitments through June 30, 2014:

	UNS Energy Purchase Commitments
	2014	2015	2016	2017	2018	Thereafter	Total
	Millions of Dollars
Fuel, including Transportation	$—	$9	$9	$9	$8	$8	$43
Purchased Power	—	23	—	—	—	—	23
Capital Lease Obligations(1)	—	120	—	—	—	—	120
Total Purchase Commitments	$—	$152	$9	$9	$8	$8	$186
TEP entered into the following long-term commitments:

	TEP Purchase Commitments
	2014	2015	2016	2017	2018	Thereafter	Total
	Millions of Dollars
Fuel, Including Transportation	$—	$8	$8	$8	$8	$8	$40
Purchased Power	—	15	—	—	—	—	15
Capital Lease Obligations(1)	—	120	—	—	—	—	120
Total Purchase Commitments	$—	$143	$8	$8	$8	$8	$175

(1)	In April 2014, TEP entered into agreements to purchase certain Springerville Coal Handling Facilities leased interests. See Note 5.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNS ENERGY CONTINGENCIES
In May 2014, UNS Energy, Fortis, ACC Staff, the Residential Utility Consumer Office, and other parties to the Merger proceedings entered into a Settlement in which the Regulated Utilities agreed, contingent upon completion of the Merger, to provide credits on retail customers' bills totaling $30 million over five years. See Note 2.
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
Claims Related to Four Corners Generating Station
In October 2011, EarthJustice, on behalf of several environmental organizations, filed a lawsuit in the United States District Court for the District of New Mexico against Arizona Public Service Company (APS) and the other Four Corners Generating Station (Four Corners) participants alleging violations of the Prevention of Significant Deterioration (PSD) provisions of the Clean Air Act at Four Corners. In January 2012, EarthJustice amended their complaint alleging violations of New Source Performance Standards resulting from equipment replacements at Four Corners. Among other things, the plaintiffs seek to have the court issue an order to cease operations at Four Corners until any required PSD permits are issued and order the payment of civil penalties, including a beneficial mitigation project. In April 2012, APS filed motions to dismiss with the court for all claims asserted by EarthJustice in the amended complaint. The joint participants have agreed to have the matter stayed until August 2014 in furtherance of settlement talks.
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
In May 2013, the New Mexico Taxation and Revenue Department issued a notice of assessment for coal severance tax, penalties, and interest totaling $30 million to the coal supplier at Four Corners. In December 2013, the coal supplier and Four Corners’ operating agent filed a claim contesting the validity of the assessment on behalf of the participants in Four Corners, who will be liable for their share of any resulting liabilities. TEP’s share of the assessment based on its ownership of Four Corners is approximately $1 million. The New Mexico Taxation and Revenue Department and APS started settlement negotiations in July 2014. TEP cannot predict the outcome or timing of resolution of this claim.
Mine Closure Reclamation at Generating Stations Not Operated by TEP
TEP pays ongoing reclamation costs related to coal mines that supply generating stations in which TEP has an ownership interest but does not operate. TEP is liable for a portion of final reclamation costs upon closure of the mines servicing Navajo, San Juan, and Four Corners. TEP’s share of reclamation costs at all three mines is expected to be $44 million upon expiration of the coal supply agreements, which expire between 2017 and 2031. The reclamation liability (present value of future liability) recorded was $20 million at June 30, 2014 and $18 million at December 31, 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Discontinued Transmission Project
TEP and UNS Electric had initiated a project to jointly construct a 60-mile transmission line from Tucson, Arizona to Nogales, Arizona in response to an order by the ACC to UNS Electric to improve the reliability of electric service in Nogales. TEP and UNS Electric will not proceed with the project based on the cost of the proposed 345-kV line, the difficulty in reaching agreement with the United States Forest Service on a path for the line, and concurrence by the ACC of recent transmission plans filed by TEP and UNS Electric supporting elimination of this project. TEP and UNS Electric plan to keep the path approved in the line siting matter in contemplation of using a greater part of the route to serve future customers and to address reliability needs. As part of the 2013 TEP Rate Order, TEP agreed to seek recovery of the project costs from FERC before seeking rate recovery from the ACC. In 2012, TEP wrote off $5 million of the capitalized costs believed not probable of recovery and recorded a regulatory asset of $5 million for the balance deemed probable of recovery.
Performance Guarantees
The participants in each of the remote generating stations in which TEP participates, including TEP, have guaranteed certain performance obligations of the other participants. Specifically, in the event of payment default of a participant, the non-defaulting participants have agreed to bear a proportionate share of expenses otherwise payable by the defaulting participant. In exchange, the non-defaulting participants are entitled to receive their proportionate share of the generating capacity of the defaulting participants. As of June 30, 2014, there have been no such payment defaults under any of the remote generating station agreements. TEP's joint participation agreements expire in 2016 through 2046.
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
Hazardous Air Pollutant Requirements
In February 2012, the EPA issued final rules for the control of mercury emissions and other hazardous air pollutants from power plants. Based on the EPA's final Mercury and Air Toxics (MATS) rules, additional emission control equipment will be required by April 2015. TEP has received an extension until April 2016 to comply with the MATS rules at Springerville. The operator of Navajo has also received an extension until April 2016. TEP's share of the estimated costs to comply with the MATS rules include the following:

Estimated Mercury Emissions Control Costs:	Navajo	Four Corners	Springerville(1)
	Millions of Dollars
Capital Expenditures	$1	$1	$5
Annual O&M Expenses	1	1	1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)
Total capital expenditures and annual O&M expenses represent amounts for both Springerville Units 1 & 2, with estimated costs split equally between the two units. TEP will own 49.5% of Springerville Unit 1 upon close of the lease option purchases in January 2015; after the completion of such purchases, third party owners will be responsible for 50.5% of environmental costs attributable to Springerville Unit 1. TEP will continue to be responsible for 100% of environmental costs attributable to Springerville Unit 2.

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
In the western U.S., Regional Haze BART determinations have focused on controls for NOx, often resulting in a requirement to install selective catalytic reduction (SCR). Complying with the EPA’s BART rules, and with other future environmental rules, may make it economically impractical to continue operating the Navajo, San Juan, and Four Corners power plants or for individual owners to continue to participate in these power plants. BART provisions of Regional Haze Rules requiring emission control upgrades do not apply to Springerville because the BART rules apply to plants built prior to Springerville. TEP cannot predict the ultimate outcome of these matters.
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

(2)
The Federal Implementation Plan (FIP) for San Juan requires SCRs for which TEP estimates its share of capital costs will be $180-$200 million with annual O&M of $6 million. As part of a proposal for an alternative, Public Service Company of New Mexico (PNM), the State of New Mexico, and the EPA signed a non-binding agreement in which PNM agreed to close Units 2 and 3 by December 2017 and install selective non-catalytic reduction (SNCR) on Units 1 and 4 by January 2016 or later depending on the timing of EPA approvals. Estimated costs for SNCR are reflected in the table above. The State of New Mexico has submitted this plan to the EPA and the EPA has proposed to approve the alternative state plan which would replace the existing FIP. TEP expects the EPA will reach a final decision in 2014. TEP owns 50% of San Juan Unit 2. At June 30, 2014, the net book value of TEP's share in San Juan Unit 2 was $112 million. If Unit 2 is retired early, TEP expects to request ACC approval to recover, over a reasonable time period, all costs associated with the early closure of the unit.

(3)
In December 2013, APS, on behalf of the co-owners of Four Corners, notified the EPA that they have chosen an alternative BART compliance strategy; as a result, APS closed Units 1, 2, and 3 in December 2013 and has agreed to the installation of SCR on Units 4 & 5 by July 2018. TEP owns 7% of Four Corners Units 4 and 5.

(4) In June 2014, the EPA issued a final rule that would require TEP to either (i) install SNCR and dry sorbent injection technology on Unit 4 by mid-2017 or (ii) eliminate the use of coal by the end of 2017 as a better-than-BART alternative. TEP is required to notify the EPA of its decision by March 2017. At June 30, 2014, the net book value of the Sundt coal handling facilities was $27 million. If the coal handling facilities are retired early, TEP expects to request ACC approval to recover, over a reasonable time period, all the remaining costs of the coal handling facilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. PLANNED PURCHASE OF GAS-FIRED GENERATION FACILITY
In December 2013, TEP and UNS Electric entered into a purchase agreement with a subsidiary of Entegra to purchase Gila River Unit 3 for $219 million, subject to certain closing adjustments. Gila River Unit 3, a gas-fired combined cycle unit with a nominal capacity rating of 550 MW, is located in Gila Bend, Arizona. TEP expects to purchase a 75% undivided interest in Gila River Unit 3 (413 MW) for approximately $164 million, and UNS Electric expects to purchase the remaining 25% undivided interest (137 MW) for approximately $55 million. TEP and UNS Electric expect the transaction to close in December 2014, subject to FERC approval and other closing conditions.
In December 2013, UNS Electric filed an application for an accounting order with the ACC requesting authorization for UNS Electric to defer for future recovery specific non-fuel operating costs associated with Gila River Unit 3. The application is still pending before the ACC.
In June 2014, TEP provided a letter of credit (LOC) for $15 million to the seller of Gila River Unit 3 to satisfy a condition of the purchase agreement. The seller is entitled to draw upon the LOC and apply such amount as liquidated damages if it has validly terminated the purchase agreement as a result of misrepresentations by TEP and UNS Electric or the failure of TEP and UNS Electric to close the transaction when the closing conditions have been satisfied. Upon the close of the transaction, the LOC will be canceled.

NOTE 8. EMPLOYEE BENEFIT PLANS
UNS Energy’s net periodic benefit plan cost, comprised primarily of TEP's cost, includes the following components:

	Pension Benefits		Other Retiree Benefits
	Three Months Ended June 30,
	2014	2013	2014	2013
	Millions of Dollars
Service Cost	$2	$3	$1	$1
Interest Cost	5	4	—	1
Expected Return on Plan Assets	(5)	(5)	—	—
Actuarial Loss Amortization	1	2	—	—
Net Periodic Benefit Cost	$3	$4	$1	$2

	Pension Benefits		Other Retiree Benefits
	Six Months Ended June 30,
	2014	2013	2014	2013
	Millions of Dollars
Service Cost	$5	$6	$2	$2
Interest Cost	9	8	1	1
Expected Return on Plan Assets	(11)	(10)	—	—
Actuarial Loss Amortization	2	4	—	—
Net Periodic Benefit Cost	$5	$8	$3	$3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. SHARE-BASED COMPENSATION PLANS
RESTRICTED STOCK UNITS
In May 2014, the UNS Energy Compensation Committee (Compensation Committee) granted 7,486 restricted stock units to non-employee directors at a grant date fair value, based on the grant date closing share price, of $60.11 per share. We recognize compensation expense equal to the fair value on the grant date over the one-year vesting period. We issue UNS Energy Common Stock (Common Stock) for the vested restricted stock units at the time elected by each of the non-employee directors based on certain eligibility requirements. These restricted stock units accrue dividend equivalents during and subsequent to the vesting period, which are distributed in shares of Common Stock at the same time as the related restricted stock units.
In February 2014, the Compensation Committee granted 16,910 restricted stock units to certain management employees at a grant date fair value, based on the grant date closing share price, of $60.39 per share. The restricted stock units vest on the third anniversary of grant and are distributed in shares of Common Stock upon vesting. We recognize compensation expense equal to the fair value on the grant date over the vesting period. These restricted stock units accrue dividend equivalents during the vesting period, which are distributed in shares of Common Stock upon vesting.
PERFORMANCE SHARES
In February 2014, the Compensation Committee granted 33,820 performance share awards to certain management employees. Half of the performance share awards had a grant date fair value, based on a Monte Carlo simulation, of $57.47 per share. Those awards will be paid out in Common Stock based on UNS Energy’s compound annualized total shareholder return relative to the companies included in the Edison Electric Institute Utility Index for the three-year performance period ended December 31, 2016. We recognize compensation expense equal to the fair value on the grant date over the vesting period if the requisite service period is fulfilled, whether or not the threshold is achieved. The remaining half had a grant date fair value, based on the grant date closing share price, of $60.39 per share and will be paid out in Common Stock based on cumulative net income for the three-year performance period ended December 31, 2016. We recognize compensation expense equal to the fair value on the grant date over the requisite service period only for the awards that ultimately vest.
The performance shares vest based on the achievement of these goals by the end of the three-year performance period; any unearned awards are forfeited. Performance shares accrue dividend equivalents during the performance period, which are paid upon vesting.
SHARE-BASED COMPENSATION EXPENSE
UNS Energy and TEP recorded share-based compensation expense of less than $1 million for the three months ended June 30, 2014 and June 30, 2013. For the six months ended June 30, 2014, UNS Energy recorded share-based compensation expense of $2 million, $1 million of which related to TEP. For the six months ended June 30, 2013, UNS Energy and TEP recorded share-based compensation expense of $1 million.
At June 30, 2014, the total unrecognized compensation cost related to non-vested share-based compensation was $5 million, of which $4 million are allocable to TEP, which will be recorded as compensation expense over the remaining vesting periods through February 2017. The completion of the Merger would result in accelerated vesting and expense recognition for these awards. See Note 2. At June 30, 2014, less than 0.5 million shares were awarded but not yet issued, including target performance shares, under the share-based compensation plans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table illustrates the effect of dilutive securities on net income and weighted average Common Stock outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	Thousands of Dollars
Numerator: Net Income	$42,354	$34,618	$57,829	$45,963

	Thousands of Shares
Denominator:
Weighted Average Shares of Common Stock Outstanding:
Common Shares Issued	41,659	41,427	41,639	41,404
Fully Vested Deferred Stock Units	122	171	120	165
Total Weighted Average Common Stock Outstanding — Basic	41,781	41,598	41,759	41,569
Effect of Dilutive Securities:
Options and Stock Issuable Under Share-Based Compensation Plans	364	323	356	329
Total Weighted Average Common Stock Outstanding — Diluted	42,145	41,921	42,115	41,898
For the six months ended June 30, 2013, we excluded 12,000 contingently issuable shares from our diluted EPS computation as their effect would be anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION
A reconciliation of Net Income to Net Cash Flows from Operating Activities follows:

	UNS Energy
	Six Months Ended June 30,
	2014	2013
	Thousands of Dollars
Net Income	$57,829	$45,963
Adjustments to Reconcile Net Income
To Net Cash Flows from Operating Activities
Depreciation Expense	78,644	72,970
Amortization Expense	12,631	16,408
Depreciation and Amortization Recorded to Fuel and O&M Expense	3,977	3,516
Amortization of Deferred Debt-Related Costs included in Interest Expense	1,584	1,515
Provision for Retail Customer Bad Debts	1,194	936
Use of Renewable Energy Credits for Compliance	11,313	8,106
Deferred Income Taxes	36,320	36,644
Investment Tax Credit Basis Adjustment - Creation of Regulatory Asset	—	(11,039)
Pension and Retiree Expense	7,884	11,391
Pension and Retiree Funding	(5,974)	(8,924)
Share-Based Compensation Expense	1,859	1,390
Allowance for Equity Funds Used During Construction	(4,038)	(2,463)
LFCR Revenue	(7,654)	—
Decrease to Reflect PPFAC/PGA Recovery	(21,437)	(3,294)
PPFAC Reduction - 2013 TEP Rate Order	—	3,000
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	(22,766)	(20,706)
Materials and Fuel Inventory	(4,413)	8,777
Accounts Payable	(5,875)	(9,576)
Income Taxes	(88)	(15,980)
Interest Accrued	1,305	(6,885)
Taxes Other Than Income Taxes	3,721	490
Other	(8,259)	15,413
Net Cash Flows – Operating Activities	$137,757	$147,652

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	TEP
	Six Months Ended June 30,
	2014	2013
	Thousands of Dollars
Net Income	$47,897	$32,266
Adjustments to Reconcile Net Income
To Net Cash Flows from Operating Activities
Depreciation Expense	61,891	57,418
Amortization Expense	14,476	18,275
Depreciation and Amortization Recorded to Fuel and O&M Expense	3,406	2,987
Amortization of Deferred Debt-Related Costs Included in Interest Expense	1,285	1,216
Provision for Retail Customer Bad Debts	833	711
Use of Renewable Energy Credits for Compliance	9,884	7,414
Deferred Income Taxes	29,641	24,883
Investment Tax Credit Basis Adjustment - Creation of Regulatory Asset	—	(10,751)
Pension and Retiree Expense	6,824	9,939
Pension and Retiree Funding	(5,522)	(8,493)
Share-Based Compensation Expense	1,496	1,108
Allowance for Equity Funds Used During Construction	(3,524)	(1,763)
LFCR Revenue	(6,121)	—
Increase (Decrease) to Reflect PPFAC Recovery	(14,791)	2,914
PPFAC Reduction - 2013 TEP Rate Order	—	3,000
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	(35,498)	(30,452)
Materials and Fuel Inventory	(3,936)	8,923
Accounts Payable	6,019	(11)
Income Taxes	(6)	(10,798)
Interest Accrued	1,320	(6,886)
Taxes Other Than Income Taxes	5,247	2,295
Other	(7,779)	11,347
Net Cash Flows – Operating Activities	$113,042	$115,542
NON-CASH TRANSACTIONS
In April 2014, TEP recorded an increase of $109 million to both Utility Plant Under Capital Leases and Current Obligations Under Capital Leases due to TEP's commitment to purchase lease interests in April 2015. See Note 5.
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

	UNS Energy
	Total	Level 1	Level 2	Level 3	Counterparty Netting of Energy Contracts Not Offset on the Balance Sheets(5)	Net Amount
	June 30, 2014
	Millions of Dollars
Assets
Cash Equivalents(1)	$13	$13	$—	$—	$—	$13
Restricted Cash(1)	2	2	—	—	—	2
Rabbi Trust Investments(2)	23	—	23	—	—	23
Energy Contracts - Regulatory Recovery(3)	11	—	5	6	(3)	8
Total Assets	49	15	28	6	(3)	46
Liabilities
Energy Contracts - Regulatory Recovery(3)	(5)	—	(1)	(4)	3	(2)
Energy Contracts - Cash Flow Hedge(3)	(1)	—	—	(1)	—	(1)
Interest Rate Swaps(4)	(6)	—	(6)	—	—	(6)
Total Liabilities	(12)	—	(7)	(5)	3	(9)
Net Total Assets (Liabilities)	$37	$15	$21	$1	$—	$37

	UNS Energy
	Total	Level 1	Level 2	Level 3	Counterparty Netting of Energy Contracts Not Offset on the Balance Sheets(5)	Net Amount
	December 31, 2013
	Millions of Dollars
Assets
Cash Equivalents(1)	$14	$14	$—	$—	$—	$14
Restricted Cash(1)	2	2	—	—	—	2
Rabbi Trust Investments(2)	22	—	22	—	—	22
Energy Contracts - Regulatory Recovery(3)	7	—	3	4	(5)	2
Total Assets	45	16	25	4	(5)	40
Liabilities
Energy Contracts - Regulatory Recovery(3)	(7)	—	(2)	(5)	5	(2)
Energy Contracts - Cash Flow Hedge(3)	(1)	—	—	(1)	—	(1)
Interest Rate Swaps(4)	(7)	—	(7)	—	—	(7)
Total Liabilities	(15)	—	(9)	(6)	5	(10)
Net Total Assets (Liabilities)	$30	$16	$16	$(2)	$—	$30

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	TEP
	Total	Level 1	Level 2	Level 3	Counterparty Netting of Energy Contracts Not Offset on the Balance Sheets(5)	Net Amount
	June 30, 2014
	Millions of Dollars
Assets
Cash Equivalents(1)	$—	$—	$—	$—	$—	$—
Restricted Cash(1)	2	2	—	—	—	2
Rabbi Trust Investments(2)	23	—	23	—	—	23
Energy Contracts - Regulatory Recovery(3)	5	—	2	3	(2)	3
Total Assets	30	2	25	3	(2)	28
Liabilities
Energy Contracts - Regulatory Recovery(3)	(3)	—	(1)	(2)	2	(1)
Energy Contracts - Cash Flow Hedge(3)	(1)	—	—	(1)	—	(1)
Interest Rate Swaps(4)	(6)	—	(6)	—	—	(6)
Total Liabilities	(10)	—	(7)	(3)	2	(8)
Net Total Assets (Liabilities)	$20	$2	$18	$—	$—	$20

	TEP
	Total	Level 1	Level 2	Level 3	Counterparty Netting of Energy Contracts Not Offset on the Balance Sheets(5)	Net Amount
	December 31, 2013
	Millions of Dollars
Assets
Cash Equivalents(1)	$—	$—	$—	$—	$—	$—
Restricted Cash(1)	2	2	—	—	—	2
Rabbi Trust Investments(2)	22	—	22	—	—	22
Energy Contracts - Regulatory Recovery(3)	2	—	1	1	(1)	1
Total Assets	26	2	23	1	(1)	25
Liabilities
Energy Contracts - Regulatory Recovery(3)	(2)	—	—	(2)	1	(1)
Energy Contracts - Cash Flow Hedge(3)	(1)	—	—	(1)	—	(1)
Interest Rate Swaps(4)	(7)	—	(7)	—	—	(7)
Total Liabilities	(10)	—	(7)	(3)	1	(9)
Net Total Assets (Liabilities)	$16	$2	$16	$(2)	$—	$16

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

(3)
Energy Contracts include gas swap agreements (Level 2), power options (Level 2), gas options (Level 3), and forward power purchase and sales contracts (Level 3) entered into to reduce exposure to energy price risk. These contracts are included in Derivative Instruments on the balance sheets. The valuation techniques are described below.

(4)
Interest Rate Swaps are valued based on the 3-month or 6-month London Interbank Offered Rate (LIBOR) or the Securities Industry and Financial Markets Association municipal swap index. These interest rate swaps are included in Derivative Instruments on the balance sheets.

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
We estimate the fair value of our gas options using a Black-Scholes-Merton option pricing model which includes inputs such as implied volatility, interest rates, and forward price curves. In the first half of 2013, we also used this pricing model to value our power options.
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
Cash Flow Hedges
We enter into interest rate swaps to mitigate the exposure to volatility in variable interest rates on debt. The interest rate swap agreements expire through January 2020. We also have a power purchase swap to hedge the cash flow risk associated with a long-term power supply agreement. The power purchase swap agreement expires in September 2015. The after-tax unrealized gains and losses on cash flow hedge activities and amounts reclassified to earnings are reported in the statements of other comprehensive income and Note 14. The loss expected to be reclassified to earnings within the next twelve months is estimated to be $3 million for UNS Energy and TEP.
Financial Impact of Energy Contracts
We record unrealized gains and losses on energy contracts that are recoverable through the PPFAC or PGA on the balance sheets as a regulatory asset or a regulatory liability rather than reporting the transaction in the income statements or in the statements of other comprehensive income, as shown in following tables:

	UNS Energy		TEP
	Three Months Ended June 30,
	2014	2013	2014	2013
	Millions of Dollars
Unrealized Net Gain (Loss) Recorded to Regulatory Assets/Liabilities	$1	$(9)	$2	$(3)

	UNS Energy		TEP
	Six Months Ended June 30,
	2014	2013	2014	2013
	Millions of Dollars
Unrealized Net Gain (Loss) Recorded to Regulatory Assets/Liabilities	$5	$—	$2	$(1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Realized gains and losses on settled contracts are fully recoverable through the PPFAC or PGA. At June 30, 2014, UNS Energy and TEP have energy contracts that will settle through the second quarter of 2017.
Derivative Volumes
The volumes associated with our energy contracts were as follows:

	UNS Energy		TEP
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Power Contracts GWh	1,933	1,583	976	779
Gas Contracts GBtu	63,546	33,371	27,176	9,615
Level 3 Fair Value Measurements
The following table provides quantitative information regarding significant unobservable inputs in UNS Energy’s Level 3 fair value measurements:

		Fair Value at
		June 30, 2014			Range of
	Valuation Approach	Assets	Liabilities	Unobservable Inputs	Unobservable Input
		Millions of Dollars
Forward Contracts(1)	Market approach	$4	$(4)	Market price per MWh	$23.90	-	$57.90

Option Contracts(2)	Option model	2	(1)	Market price per MMbtu	$3.87	-	$4.57
				Gas volatility	21.01%	-	32.10%
Level 3 Energy Contracts		$6	$(5)

		Fair Value at
		December 31, 2013			Range of
	Valuation Approach	Assets	Liabilities	Unobservable Inputs	Unobservable Input
		Millions of Dollars
Forward Contracts(3)	Market approach	$1	$(4)	Market price per MWh	$26.54	-	$51.75

Option Contracts(4)	Option model	3	(2)	Market price per MMbtu	$3.87	-	$4.32
				Gas volatility	25.05%	-	35.07%
Level 3 Energy Contracts		$4	$(6)

(1)	TEP comprises $2 million of the forward contract assets and $2 million of the forward contract liabilities at June 30, 2014.

(2)	TEP comprises $1 million of the option contract assets and $1 million of the option contract liabilities at June 30, 2014.

(3)	TEP comprises $1 million of the forward contract assets and $3 million of the forward contract liabilities at December 31, 2013.

(4)	TEP comprises less than $1 million of the option contract assets at December 31, 2013.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present a reconciliation of changes in the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy:

	UNS Energy	TEP
	Three Months Ended June 30, 2014
	Millions of Dollars
Balances at March 31, 2014	$—	$(2)
Realized/Unrealized Gains/(Losses) Recorded to:
Net Regulatory Assets/Liabilities – Derivative Instruments	3	2
Settlements	(2)	—
Balances at June 30, 2014	$1	$—

Total Gains/(Losses) Attributable to the Change in Unrealized Gains/(Losses) Relating to Assets/Liabilities Still Held at the End of the Period	$3	$3

	UNS Energy	TEP
	Six Months Ended June 30, 2014
	Millions of Dollars
Balances at December 31, 2013	$(2)	$(2)
Realized/Unrealized Gains/(Losses) Recorded to:
Net Regulatory Assets/Liabilities – Derivative Instruments	5	1
Settlements	(2)	1
Balances at June 30, 2014	$1	$—

Total Gains/(Losses) Attributable to the Change in Unrealized Gains/(Losses) Relating to Assets/Liabilities Still Held at the End of the Period	$2	$1

	UNS Energy	TEP
	Three Months Ended June 30, 2013
	Millions of Dollars
Balances at March 31, 2013	$(3)	$(1)
Realized/Unrealized Gains/(Losses) Recorded to:
Net Regulatory Assets/Liabilities – Derivative Instruments	(2)	—
Settlements	—	—
Balances at June 30, 2013	$(5)	$(1)

Total Gains/(Losses) Attributable to the Change in Unrealized Gains/(Losses) Relating to Assets/Liabilities Still Held at the End of the Period	$(4)	$—

	UNS Energy	TEP
	Six Months Ended June 30, 2013
	Millions of Dollars
Balances at December 31, 2012	$(5)	$—
Realized/Unrealized Gains/(Losses) Recorded to:
Net Regulatory Assets/Liabilities – Derivative Instruments	(2)	(1)
Settlements	2	—
Balances at June 30, 2013	$(5)	$(1)

Total Gains/(Losses) Attributable to the Change in Unrealized Gains/(Losses) Relating to Assets/Liabilities Still Held at the End of the Period	$(3)	$(1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We have contractual agreements for energy procurement and hedging activities that contain certain provisions requiring each company to post collateral under certain circumstances. These circumstances include: exposures in excess of unsecured credit limits provided to the Regulated Utilities; credit rating downgrades; or a failure to meet certain financial ratios. In the event that such credit events were to occur, we would have to provide certain credit enhancements in the form of cash or LOCs to fully collateralize our exposure to these counterparties.
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
Material adverse changes could trigger credit risk-related contingent features. At June 30, 2014, the value of derivative instruments in a net liability position under contracts with credit risk-related contingent features, including contracts under the normal purchase normal sale exception, was $25 million for UNS Energy and $19 million for TEP. The additional collateral to be posted if credit-risk contingent features were triggered would be $25 million for UNS Energy and $19 million for TEP.
FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE
The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. We use the following methods and assumptions for estimating the fair value of our financial instruments:

•
The carrying amounts of our current maturities of long-term debt and amounts outstanding under our credit agreements approximate the fair values due to the short-term nature of these financial instruments. These items have been excluded from the table below.

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

The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The carrying values recorded on the balance sheets and the estimated fair values of our financial instruments include the following:

		June 30, 2014		December 31, 2013
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		Millions of Dollars
Assets:
TEP Investment in Lease Equity	Level 3	$36	$25	$36	$25
Liabilities:
Long-Term Debt
UNS Energy	Level 2	$1,677	$1,771	$1,507	$1,521
TEP	Level 2	1,372	1,435	1,223	1,214

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. INCOME TAXES
Income tax expense differs from the amount of income tax determined by applying the United States statutory federal income tax rate of 35% to pre-tax income due to the following:

	UNS Energy		TEP
	Three Months Ended June 30,
	2014	2013	2014	2013
	Millions of Dollars
Federal Income Tax Expense at Statutory Rate	$24	$14	$22	$12
State Income Tax Expense, Net of Federal Deduction	3	2	3	2
Federal/State Tax Credits	(2)	—	(2)	—
Investment Tax Credit Basis Adjustment - Creation of Regulatory Asset	—	(11)	—	(11)
Other	—	(1)	—	(1)
Total Federal and State Income Tax Expense	$25	$4	$23	$2

	UNS Energy		TEP
	Six Months Ended June 30,
	2014	2013	2014	2013
	Millions of Dollars
Federal Income Tax Expense at Statutory Rate	$32	$20	$27	$12
State Income Tax Expense, Net of Federal Deduction	4	3	3	2
Federal/State Tax Credits	(2)	—	(2)	—
Investment Tax Credit Basis Adjustment - Creation of Regulatory Asset	—	(11)	—	(11)
Other	1	(1)	—	—
Total Federal and State Income Tax Expense	$35	$11	$28	$3
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT
The reclassifications from Accumulated Other Comprehensive Income (AOCI) by component are as follows:

	UNS Energy
Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Other Comprehensive Income		Affected Line Item in the Income Statement
	Three Months Ended June 30,
	2014	2013
	Thousands of Dollars
Realized Losses on Cash Flow Hedges
Interest Rate Swaps - Debt	$(349)	$(346)	Interest Expense Long-Term Debt
Interest Rate Swaps - Capital Leases	(602)	(604)	Interest Expense Capital Leases
Commodity Contracts	(143)	(191)	Purchased Energy/Purchased Power
Tax Benefit	430	451
Realized Losses on Cash Flow Hedges, Net of Taxes	(664)	(690)

Amortization of SERP
Prior Service Cost and Net Loss	(40)	(111)	Operations and Maintenance
Tax Benefit	15	43
Amortization, Net of Taxes	(25)	(68)

Total Reclassifications from Other Comprehensive Income for the Period	$(689)	$(758)

	UNS Energy
Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Other Comprehensive Income		Affected Line Item in the Income Statement
	Six Months Ended June 30,
	2014	2013
	Thousands of Dollars
Realized Losses on Cash Flow Hedges
Interest Rate Swaps - Debt	$(702)	$(676)	Interest Expense Long-Term Debt
Interest Rate Swaps - Capital Leases	(1,198)	(1,208)	Interest Expense Capital Leases
Commodity Contracts	(143)	(191)	Purchased Energy/Purchased Power
Tax Benefit	734	820
Realized Losses on Cash Flow Hedges, Net of Taxes	(1,309)	(1,255)

Amortization of SERP
Prior Service Cost and Net Loss	(79)	(222)	Operations and Maintenance
Tax Benefit	30	85
Amortization, Net of Taxes	(49)	(137)

Total Reclassifications from Other Comprehensive Income for the Period	$(1,358)	$(1,392)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	TEP
Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Other Comprehensive Income		Affected Line Item in the Income Statement
	Three Months Ended June 30,
	2014	2013
	Thousands of Dollars
Realized Losses on Cash Flow Hedges
Interest Rate Swaps - Debt	$(293)	$(293)	Interest Expense Long-Term Debt
Interest Rate Swaps - Capital Leases	(602)	(604)	Interest Expense Capital Leases
Commodity Contracts	(143)	(191)	Purchased Energy/Purchased Power
Tax Benefit	408	429
Realized Losses on Cash Flow Hedges, Net of Taxes	(630)	(659)

Amortization of SERP
Prior Service Cost and Net Loss	(40)	(111)	Other Expense
Tax Benefit	15	43
Amortization, Net of Taxes	(25)	(68)

Total Reclassifications from Other Comprehensive Income for the Period	$(655)	$(727)

	TEP
Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Other Comprehensive Income		Affected Line Item in the Income Statement
	Six Months Ended June 30,
	2014	2013
	Thousands of Dollars
Realized Losses on Cash Flow Hedges
Interest Rate Swaps - Debt	$(591)	$(575)	Interest Expense Long-Term Debt
Interest Rate Swaps - Capital Leases	(1,198)	(1,208)	Interest Expense Capital Leases
Commodity Contracts	(143)	(191)	Purchased Energy/Purchased Power
Tax Benefit	692	781
Realized Losses on Cash Flow Hedges, Net of Taxes	(1,240)	(1,193)

Amortization of SERP
Prior Service Cost and Net Loss	(79)	(222)	Other Expense
Tax Benefit	30	85
Amortization, Net of Taxes	(49)	(137)

Total Reclassifications from Other Comprehensive Income for the Period	$(1,289)	$(1,330)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

NOTE 15. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In April 2014, the Financial Accounting Standards Board (FASB) issued an accounting standards update that limits the circumstances under which a disposal may be reported as a discontinued operation and requires new disclosures. This guidance will be effective in the first quarter of 2015. We do not expect the adoption of this guidance to have an impact on the presentation of our financial statements or our disclosures.
In May 2014, the FASB issued an accounting standards update that will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principles based approach for determining revenue recognition. We will be required to adopt the new guidance retrospectively for annual and interim periods beginning January 1, 2017; early adoption is not permitted. We are evaluating the impact to our financial statements and disclosures.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UNS Energy and its three primary business segments. It includes the following:

•	outlook and strategies;

•	operating results during the second quarter and first six months of 2014 compared with the same periods of 2013;

•	factors affecting our results and outlook;

•	liquidity, capital needs, capital resources, and contractual obligations;

•	dividends; and

•	critical accounting estimates.

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
TEP is a regulated utility and UNS Energy’s largest operating subsidiary, representing approximately 85% of UNS Energy’s total assets at June 30, 2014. TEP generates, transmits and distributes electricity to approximately 414,000 retail electric customers in a 1,155 square mile area in southeastern Arizona. TEP also sells electricity to other utilities and power marketing entities, located primarily in the western United States. In addition, TEP operates Springerville Generating Station (Springerville) Unit 3 on behalf of Tri-State and Springerville Unit 4 on behalf of SRP.
UES holds the common stock of two regulated utilities, UNS Electric and UNS Gas. UNS Electric is a regulated utility which generates, transmits and distributes electricity to approximately 93,000 retail customers in Mohave and Santa Cruz counties in Arizona. UNS Gas is a regulated gas distribution company which services approximately 150,000 retail customers in Mohave, Yavapai, Coconino, Navajo, and Santa Cruz counties in Arizona.
UED and Millennium’s investments in unregulated businesses represent less than 1% of UNS Energy’s assets as of June 30, 2014.
References in this report to “we” and “our” are to UNS Energy and its subsidiaries, collectively.

OUTLOOK AND STRATEGIES
Agreement and Plan of Merger
In December 2013, UNS Energy entered into an Agreement and Plan of Merger (Merger) with Fortis Inc. (Fortis). The Boards of Directors of each of UNS Energy and Fortis have approved the Merger. At the completion of the Merger, each outstanding share of UNS Energy Common Stock will be converted into the right to receive $60.25 in cash and UNS Energy will become a wholly-owned subsidiary of Fortis.
Approvals Received
The following approvals have been received:

•	In March 2014, UNS Energy's shareholders approved the Merger;

•	In April 2014, the FERC approved the Merger;

•	In May 2014, the Committee on Foreign Investment in the United States concluded its review determining there are no unresolved national security concerns with respect to the Merger;

•
In June 2014, the United States Federal Trade Commission granted UNS Energy's request for early termination of the waiting period with respect to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and

•	In July 2014, the Federal Communications Commission approved UNS Energy’s FCC license transfer of control applications with respect to the Merger.
Pending ACC Approval
The final regulatory approval necessary to complete the Merger is approval by the ACC. In January 2014, UNS Energy and Fortis filed an application and supporting testimony with the ACC requesting approval of the Merger.
On May 16, 2014, UNS Energy, Fortis, ACC Staff, the Residential Utility Consumer Office, and other parties to the Merger proceedings entered into a settlement (Settlement) in which the parties agree that the Merger is in the public interest and recommend approval by the ACC, subject to certain conditions. Those conditions include, but are not limited to, the following:

•
UNS Energy shall provide credits on the Regulated Utilities retail customers' bills totaling $30 million over five years; $10 million in year one and $5 million annually in years two through five. The monthly bill credits will be applied each year from October through March. If the Merger closes by the end of September 2014, the bill credits will commence on October 1, 2014;

•	UNS Energy and the Regulated Utilities will adopt certain ring-fencing and corporate governance provisions;

•
Dividends paid from the Regulated Utilities to UNS Energy cannot exceed 60 percent of the Regulated Utilities’ respective annual net income for a period of five years or until such time that their respective equity capitalization reaches 50 percent of total capital (excluding any goodwill recorded) as accounted for in accordance with GAAP. The ratios used to determine the dividend restrictions will be calculated for each calendar year and reported to the ACC annually beginning on April 1, 2016. The dividend restrictions were contingent upon receiving necessary consents of the lenders in UNS Energy’s credit facility, which consents were obtained in June 2014; and

•
Fortis shall make an equity investment totaling $220 million through UNS Energy into the Regulated Utilities following closing of the Merger. However, if the Merger closes after September 30, 2014, the equity investment may be made into UNS Energy to retire debt.

The Settlement also requests that the ACC issue an order approving the Settlement no later than September 18, 2014. Hearings before an ACC administrative law judge on the Settlement concluded on June 17, 2014. The Settlement is subject to the review and approval of the ACC, which could approve, reject, or require modifications to the Settlement as a condition of approval of the Merger.
The completion of the Merger is also subject to the absence of any injunction, order, or other law prohibiting the Merger.
If the Merger is approved by the ACC in September 2014 as requested by the parties to the Settlement, we expect the Merger to close by the end of September 2014. Upon completion of the Merger, UNS Energy expects to record approximately $19 million of merger-related expenses including investment banker fees, legal fees, and accelerated expenses for certain share-based compensation awards. TEP would record approximately $15 million as its allocated share of these merger-related expenses. See Note 2 and Note 9.
Operating Plans and Strategies
Our financial prospects and outlook are affected by many factors including: national, regional, and local economic conditions; volatility in the financial markets; environmental laws and regulations; and other regulatory factors. Our plans and strategies include the following:

•	Completing the proposed merger with Fortis including obtaining all necessary approvals.

•
Completing the purchases of Gila River Unit 3 and certain interests in Springerville Unit 1, which are both key components of our long-term diversification strategy for our generation portfolio. The focus of our resource strategy is to provide long-term rate stability for our customers, mitigate environmental impacts, comply with regulatory requirements, and leverage our existing utility infrastructure.

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

RESULTS OF OPERATIONS
Contribution by Business Segment
The table below shows the contributions to our consolidated net income by business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	Millions of Dollars
TEP	$39	$31	$48	$32
UNS Electric	4	4	6	6
UNS Gas	—	—	5	8
Other Non-Reportable Segments and Adjustments (1)	(1)	—	(1)	—
Consolidated Net Income	$42	$35	$58	$46

(1)	Includes: UNS Energy parent company expenses; Millennium; UED; and inter-company eliminations.
Executive Overview
Second quarter of 2014 compared with the second quarter of 2013
TEP
TEP reported net income of $39 million in the second quarter of 2014 compared with net income of $31 million in the same period last year. TEP's net income in the second quarter of 2013 included an income tax benefit of $11 million and a $3 million pre-tax charge recorded to fuel expense related to a credit to customers, both resulting from the 2013 TEP Rate Order.
TEP's pre-tax retail margin revenues increased by $22 million due to a Base Rate increase effective July 1, 2013, including $1 million of LFCR revenues related to reductions in retail kWh sales due to energy efficiency programs and distributed generation implemented in 2013 (See Tucson Electric Power, Factors Affecting Results of Operations, 2013 TEP Rate Order and Note 3).
See Tucson Electric Power, Results of Operations.
UNS Electric
UNS Electric reported net income of $4 million in the second quarters of both 2014 and 2013. See UNS Electric, Results of Operations.
UNS Gas
UNS Gas reported no net income or loss in the second quarters of both 2014 and 2013. See UNS Gas, Results of Operations.

Six months ended June 30, 2014 compared with the six months ended June 30, 2013
TEP
TEP reported net income of $48 million in the first six months of 2014 compared with net income of $32 million in the same period last year. TEP's net income in the first six months of 2013 included an income tax benefit of $11 million and $3 million recorded to fuel expense related to a credit to customers, both resulting from the 2013 TEP Rate Order.
TEP's pre-tax retail margin revenues increased by $34 million due to a Base Rate increase effective July 1, 2013, including $6 million of LFCR revenues related to reductions in retail kWh sales due to energy efficiency programs and distributed generation implemented in 2013 and 2014 (See Tucson Electric Power, Factors Affecting Results of Operations, 2013 TEP Rate Order and Note 3).
See Tucson Electric Power, Results of Operations.
UNS Electric
UNS Electric reported net income of $6 million in both the first six months of 2014 and 2013. See UNS Electric, Results of Operations.
UNS Gas
UNS Gas reported net income of $5 million in the first six months of 2014 compared with net income of $8 million in the same period last year. The decrease in net income is due primarily to lower sales volumes resulting from mild winter weather, which contributed to a decline in retail margin revenues. See UNS Gas, Results of Operations.
Operations and Maintenance Expense
The table below summarizes the items included in UNS Energy’s Operations and Maintenance (O&M) expense. Base O&M in the first six months of 2014 includes merger-related expenses of $1 million.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	Millions of Dollars
UNS Energy Base O&M (Non-GAAP)(1)	$68	$71	$141	$141
Reimbursed Expenses Related to Springerville Units 3 and 4	17	16	31	30
Expenses Related to Customer-Funded Renewable Energy and DSM Programs(2)	7	8	13	14
Total UNS Energy O&M (GAAP)	$92	$95	$185	$185

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

Balances at June 30, 2014	Cash and Cash Equivalents	Borrowings and LOCs issued under Revolving Credit Facility	Amount Available under Revolving Credit Facility
	Millions of Dollars
UNS Energy Stand-Alone	$2	$75	$50
TEP	43	16	184
UNS Electric(1)	4	23	47
UNS Gas(1)	18	—	70
Other(2)	3	N/A	N/A
Total	$70

(1)	Either UNS Gas or UNS Electric may borrow up to a maximum of $70 million; the total combined amount borrowed by both companies cannot exceed $100 million.

(2)	Includes cash and cash equivalents at Millennium and UED.
In the second quarter of 2014, TEP provided a LOC for $15 million to the seller of Gila River Unit 3 to satisfy a condition of the purchase agreement. TEP's borrowing capacity under the TEP Credit Agreement is reduced by $15 million until the Gila River transaction closes and the LOC is terminated. See Tucson Electric Power, Factors Affecting Results of Operations, Gila River Generating Station Unit 3.
In July 2014, TEP made additional borrowings under its revolving credit facility to help fund scheduled capital lease payments. As of July 18, 2014, TEP had $134 million available under its revolving credit facility.
Dividends from UNS Energy’s subsidiaries represent the parent company’s main source of liquidity.
Dividends from Subsidiaries
UNS Energy received $10 million of dividends from UNS Gas in the first six months of 2014 and 2013.
Short-term Investments
UNS Energy’s short-term investment policy governs the investment of excess cash balances. We regularly review and update this policy in response to market conditions. At June 30, 2014, UNS Energy’s short-term investments included highly-rated and liquid money market funds and certificates of deposit.
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

UNS Energy Consolidated Cash Flows

	Six Months Ended June 30,
	2014	2013
	Millions of Dollars
Operating Activities	$138	$148
Investing Activities	(190)	(150)
Financing Activities	47	(52)
Net Increase (Decrease) in Cash	(5)	(54)
Beginning Cash	75	124
Ending Cash	$70	$70
UNS Energy’s operating cash flows are generated primarily by retail and wholesale energy sales at the Regulated Utilities, net of the related payments for fuel and purchased power. Generally, cash from operations is lowest in the first quarter and highest in the third quarter due to TEP’s summer-peaking load. The Regulated Utilities typically use their revolving credit facilities to assist in funding their business activities during periods when sales are seasonally lower.
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
Operating Activities
In the first six months of 2014, net cash flows from operating activities were $10 million lower than they were in the same period last year. The following items affected the year-over-year change in operating cash flows: a $13 million decrease in operating cash flows at UNS Gas due to lower retail therm sales and the return of the over-collected PGA balance to customers; and a $22 million increase in payments of operations and maintenance costs and wages paid due to generation maintenance, customer incentives related to renewable programs, and Merger costs; partially offset by a $7 million increase in cash receipts from retail and wholesale sales, net of fuel and purchased power, at TEP and UNS Electric due primarily to Base Rate increases; a $6 million increase in cash receipts due to insurance proceeds related to the San Juan mine fire; a $3 million decrease in interest paid, net of amounts capitalized, due to the replacement of higher cost debt with lower cost debt in 2013; a $3 million decrease in interest paid on capital lease obligations due to a decline in the balance of capital lease obligations; and a $4 million decrease in taxes paid, net of amounts capitalized, due to a decrease in sales tax rates effective in June 2013.
Investing Activities
Net cash flows used for investing activities increased $40 million in the first six months of 2014 compared with the same period last year due in part to a $30 million increase in capital expenditures and a $9 million decrease in the return of investment in Springerville lease debt. The increase in capital expenditures is due in part to maintenance on our generating facilities and the construction of new solar projects.
Financing Activities
Net cash flows from financing activities were $99 million higher in the first six months of 2014 when compared with the same period last year due to: the issuance of $150 million of long-term debt by TEP in March 2014; partially offset by a $44 million decrease in borrowings (net of repayments) under the revolving credit facilities; and a $4 million increase in dividends paid on Common Stock.
UNS Credit Agreement
The UNS Credit Agreement, which expires in November 2016, consists of a $125 million revolving credit and LOC facility. At June 30, 2014, there was $75 million outstanding at a weighted-average interest rate of 1.40%. The UNS Credit Agreement restricts additional indebtedness, liens, mergers, and sales of assets. The UNS Credit Agreement also requires UNS Energy to meet a minimum cash flow to debt service coverage ratio determined on a UNS Energy stand-alone basis. Additionally, UNS Energy cannot exceed a maximum leverage ratio determined on a consolidated basis. Under the terms of the UNS Credit Agreement, UNS Energy may pay dividends so long as it maintains compliance with the agreement. UNS Energy’s obligations under the agreement are secured by a pledge of the common stock of Millennium, UES, and UED.

If the Merger is approved by the ACC, dividends paid from the Regulated Utilities to UNS Energy cannot exceed 60 percent of the Regulated Utilities’ respective annual net income for a period of five years or until such time that their respective equity capitalization reaches 50 percent of total capital (excluding any goodwill recorded) as accounted for in accordance with U.S. Generally Accepted Accounting Principles.
The dividend restrictions were contingent upon receiving necessary consents of the lenders in UNS Energy’s credit facility, which consents were obtained in June 2014.
At June 30, 2014, we were in compliance with the terms of the UNS Credit Agreement.
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

•	We entered into new forward purchased power commitments with minimum payment obligations of $23 million in 2015. See Note 6.

•	We entered into new forward energy commitments with minimum payment obligations of $9 million in 2015 through 2017 and $8 million in each of 2018 and 2019. See Note 6.
Dividends on Common Stock
In first six months of 2014, UNS Energy paid dividends on Common Stock of $40 million. The following table shows the dividends declared to UNS Energy shareholders for 2014:

Declaration Date	Record Date	Payment Date	Dividend Amount Per Share of Common Stock
February 24, 2014	March 13, 2014	March 25, 2014	$0.48
May 1, 2014	June 6, 2014	June 26, 2014	$0.48
The Merger permits UNS Energy to pay quarterly dividends of up to $0.48 per share of common stock during 2014. The Merger also permits a stub period dividend to shareholders of record at the close of the Merger equal to the product of (i) the number of days from the record date of the most recent dividend payment and the effective time of the close of the Merger and (ii) the daily dividend rate. The daily dividend rate is determined by dividing the amount of the last quarterly dividend by 91. If the Merger is completed, UNS Energy's board of directors may declare a stub period dividend.
Income Tax Position
The 2010 Federal Tax Relief Act and the American Taxpayer Relief Act of 2012 include provisions that make qualified property placed in service between 2010 and 2013 eligible for bonus depreciation for tax purposes. In addition, the IRS issued new guidance related to the treatment of expenditures to maintain, replace, or improve property. These provisions are an acceleration of tax benefits UNS Energy and TEP otherwise would have received over 20 years and have created net operating loss carryforwards that can be used to offset future taxable income.  As a result, UNS Energy and TEP do not expect to pay any federal or state income taxes through 2017.  However, if the Merger is approved, UNS Energy and TEP will be limited in the amount of net operating loss carryforward that can be used annually, which is expected to result in Federal tax payments in 2015.

TUCSON ELECTRIC POWER COMPANY
RESULTS OF OPERATIONS
TEP’s financial condition and results of operations are the principal factors affecting the financial condition and results of operations of UNS Energy. The following discussion relates to TEP, unless otherwise noted.
Second quarter of 2014 compared with the second quarter of 2013
TEP reported net income of $39 million in the second quarter of 2014 compared with net income of $31 million in the second quarter of 2013. The following factors affected the change in TEP’s pre-tax results in the second quarter of 2014:

•	a $22 million increase in Retail Margin Revenues due to a Base Rate increase that was effective on July 1, 2013. See Factors Affecting Results of Operations, 2013 TEP Rate Order, below, and Note 3;

•	a $1 million increase in the margin on long-term wholesale sales due in part to an increase in the market price for wholesale power;

•	a $2 million decrease in Base O&M due in part to certain costs now being recovered through fuel and purchased power expense as a result of the 2013 TEP Rate Order; and

•	a $1 million decrease in interest expense due to a reduction in the balance of capital lease obligations; partially offset by

•	a $1 million increase in taxes other than income taxes due in part to an increase in property tax rates and higher asset balances.
TEP's results in the second quarter of 2013 include: an $11 million tax benefit related to a regulatory asset recorded in June 2013 to recover previously recorded income tax expense through future rates (See Note 13); and a pre-tax charge of $3 million recorded in June 2013 to fuel and purchased energy expense. Both items were a result of the 2013 TEP Rate Order.
Six months ended June 30, 2014 compared with the six months ended June 30, 2013
TEP reported net income of $48 million in the first six months of 2014 compared with net income of $32 million in the first six months of 2013. The following factors affected TEP’s pre-tax results in the first six months of 2014:

•
a $34 million increase in Retail Margin Revenues due to a Base Rate increase that was effective on July 1, 2013, which includes $6 million of LFCR revenues recorded in the first six months of 2014 related to reductions in retail kWh sales due to energy efficiency programs and distributed generation implemented in 2014 and 2013. See Factors Affecting Results of Operations, 2013 TEP Rate Order, below, and Note 3;

•	a $2 million increase in the margin on long-term wholesale sales due in part to an increase in the market price for wholesale power; and

•	a $4 million decrease in interest expense due to a reduction in the balance of capital lease obligations; partially offset by

•	a $2 million increase in taxes other than income taxes due in part to an increase in property tax rates and higher asset balances.
TEP's results in the first six months of 2013 include: an $11 million tax benefit related to a regulatory asset recorded in June 2013 to recover previously recorded income tax expense through future rates (See Note 13); and a pre-tax charge of $3 million recorded in June 2013 to fuel and purchased energy expense. Both items were a result of the 2013 TEP Rate Order.

Utility Sales and Revenues
The table below provides a summary of TEP’s retail kWh sales, revenues, and weather data during the second quarters of 2014 and 2013:

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	Percent(1)
Energy Sales, kWh (in Millions):
Electric Retail Sales:
Residential	986	1,002	(16)	(1.6)%
Commercial(2)	585	599	(14)	(2.3)%
Industrial	526	543	(17)	(3.1)%
Mining	284	258	26	10.1%
Other(2)	8	8	—	—%
Total Electric Retail Sales	2,389	2,410	(21)	(0.9)%
Retail Margin Revenues (in Millions):
Residential	$74	$65	$9	13.8%
Commercial(2)	53	47	6	12.8%
Industrial	28	24	4	16.7%
Mining	10	8	2	25.0%
Other(2)	1	1	—	—%
Total by Customer Class	166	145	21	14.5%
LFCR Revenues	1	—	1	NM
Total Retail Margin Revenues (Non-GAAP)(3)	167	145	22	15.2%
Fuel and Purchased Power Revenues	79	87	(8)	(9.2)%
RES, DSM, and ECA Revenues	12	12	—	—%
Total Retail Revenues (GAAP)	$258	$244	$14	5.7%
Average Retail Margin Rate (Cents / kWh):(1)
Residential	7.51	6.54	0.97	14.8%
Commercial(2)	9.06	7.85	1.21	15.4%
Industrial	5.32	4.44	0.88	19.8%
Mining	3.52	3.09	0.43	13.9%
Other(2)	12.50	12.50	—	—%
Total Average by Customer Class	6.95	6.02	0.93	15.4%
Average LFCR Revenues	0.04	—	0.04	NM
Average Retail Margin Revenues	6.99	6.03	0.96	15.9%
Average Fuel and Purchased Power Revenues	3.31	3.59	(0.28)	(7.8)%
Average RES, DSM, and ECA Revenues	0.50	0.49	0.01	2.0%
Total Average Retail Revenues	10.80	10.11	0.69	6.8%

Weather Data:
Cooling Degree Days
Three Months Ended June 30,	550	577	(27)	(4.7)%
10-Year Average	478	463	NM	NM

(1)	Calculated on un-rounded data and may not correspond exactly to data shown in table.

(2)
Retail kWh sales to commercial and other customers and associated retail margin revenues for 2013 have been adjusted to reflect a change in the methodology for counting customers resulting from rate design changes from the 2013 TEP Rate Order.

(3)
Retail Margin Revenues, a non-GAAP financial measure, should not be considered as an alternative to Total Retail Revenues, which is determined in accordance with GAAP. Retail Margin Revenues exclude: (i) revenues collected from retail customers that are directly offset by expenses recorded in other line items; and (ii) revenues collected from third parties that are unrelated to kWh sales to retail customers. We believe the change in Retail Margin Revenues between periods provides useful information to investors because it demonstrates the underlying revenue trend and performance of our core utility business. Retail Margin Revenues represents the portion of retail operating revenues from kWh sales and LFCR revenues available to cover the non-fuel operating expenses of our core utility business.

Retail kWh Sales and Margin Revenues
TEP's total retail kWh sales decreased by 0.9% in the second quarter of 2014 due in part to (i) a 4.7% decrease in cooling degree days compared with the second quarter of 2013 and (ii) ongoing energy efficiency programs and additions to customer-owned solar generation. Total Retail Margin Revenues increased by $22 million, or 15.2%, due to a Base Rate increase that was effective on July 1, 2013 and $1 million of LFCR revenues recorded in the second quarter of 2014.
Mining kWh sales increased by 10.1% compared with the second quarter of 2013 due in part to an expansion of one of our customer's mines in October 2013.

The table below provides a summary of TEP’s retail kWh sales, revenues, and weather data during the first six months of 2014 and 2013:

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	Percent(1)
Energy Sales, kWh (in Millions):
Electric Retail Sales:
Residential	1,654	1,795	(141)	(7.9)%
Commercial(2)	1,029	1,050	(21)	(2.0)%
Industrial	997	1,016	(19)	(1.9)%
Mining	563	528	35	6.6%
Other(2)	17	16	1	6.3%
Total Electric Retail Sales	4,260	4,405	(145)	(3.3)%
Retail Margin Revenues (in Millions):
Residential	$125	$116	$9	7.8%
Commercial(2)	87	80	7	8.8%
Industrial	51	44	7	15.9%
Mining	19	14	5	35.7%
Other(2)	1	1	—	—%
Total by Customer Class	283	255	28	11.0%
LFCR Revenues	6	—	6	NM
Total Retail Margin Revenues (Non-GAAP)(2)	289	255	34	13.3%
Fuel and Purchased Power Revenues	131	151	(20)	(13.2)%
RES, DSM and ECA Revenues	24	23	1	4.3%
Total Retail Revenues (GAAP)	$444	$429	$15	3.5%
Average Retail Margin Rate (Cents / kWh):(1)
Residential	7.56	6.44	1.12	17.4%
Commercial(2)	8.45	7.62	0.83	10.9%
Industrial	5.12	4.28	0.84	19.6%
Mining	3.37	2.75	0.62	22.5%
Other(2)	5.88	6.25	(0.37)	(5.9)%
Total Average by Customer Class	6.64	5.79	0.85	14.7%
Average LFCR Revenues	0.14	—	0.14	NM
Average Retail Margin Revenues	6.78	5.79	0.99	17.1%
Average Fuel and Purchased Power Revenues	3.08	3.42	(0.34)	(9.9)%
Average RES, DSM and ECA Revenues	0.56	0.51	0.05	9.8%
Total Average Retail Revenue	10.42	9.72	0.70	7.2%

Weather Data:
Cooling Degree Days
Six Months Ended June 30,	550	577	(27)	(4.7)%
10-Year Average	478	463	NM	NM
Heating Degree Days
Six Months Ended June 30,	455	983	(528)	(53.7)%
10-Year Average	819	867	NM	NM

(1)	Calculated on un-rounded data and may not correspond exactly to data shown in table.

(2)
Retail kWh sales to commercial and other customers and associated retail margin revenues for 2013 have been adjusted to reflect a change in the methodology for counting customers resulting from rate design changes from the 2013 TEP Rate Order.

(3)
Retail Margin Revenues, a non-GAAP financial measure, should not be considered as an alternative to Total Retail Revenues, which is determined in accordance with GAAP. Retail Margin Revenues exclude: (i) revenues collected from retail customers that are directly offset by expenses recorded in other line items; and (ii) revenues collected from third parties that are unrelated to kWh sales to retail customers. We believe the change in Retail Margin Revenues between periods provides useful information to investors because it demonstrates the underlying revenue trend and performance of our core utility business. Retail Margin Revenues represents the portion of retail operating revenues from kWh sales and LFCR revenues available to cover the non-fuel operating expenses of our core utility business.

Retail kWh Sales and Margin Revenues
TEP's total retail kWh sales decreased by 3.3% in the first six months of 2014 due in part to: a 4.7% decrease in cooling degree days compared with the first six months of 2013; a 55.0% decrease in heating degree days during the first three months of 2014 compared with the first three months of 2013; and ongoing energy efficiency programs and additions to customer-owned solar generation. Total Retail Margin Revenues increased by $34 million, or 13.3%, due to a Base Rate increase that was effective on July 1, 2013 and $6 million of LFCR revenues recorded in the first six months of 2014.
Mining kWh sales increased by 6.6% compared with the first six months of 2013 due in part to an expansion of one of our customer's mines in October 2013.
Wholesale Sales and Transmission Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	Millions of Dollars
Long-Term Wholesale Revenues:
Long-Term Wholesale Margin Revenues (Non-GAAP)(1)	$2	$1	$6	$4
Fuel and Purchased Power Expense Allocated to Long- Term Wholesale Revenues	5	4	9	9
Total Long-Term Wholesale Revenues	7	5	15	13
Transmission Revenues	4	4	8	8
Short-Term Wholesale Revenues	22	21	52	43
Electric Wholesale Sales (GAAP)	$33	$30	$75	$64

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

Long-Term Wholesale Margin Revenues in the first six months of 2014 were higher when compared with the first six months of 2013 due in part to higher market prices for wholesale power.
All revenues from short-term wholesale sales and 10% of the profits from wholesale trading activity are credited against the fuel and purchased power costs eligible for recovery in the PPFAC.
Other Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	Millions of Dollars		Millions of Dollars
Revenue related to Springerville Units 3 and 4(1)	$24	$24	$46	$45
Other Revenue	7	7	13	15
Total Other Revenue	$31	$31	$59	$60

(1)	Represents revenues and reimbursements from Tri-State and SRP, owners of Springerville Units 3 and 4, respectively, to TEP related to the operation of these plants.

In addition to reimbursements related to Springerville Units 3 and 4, TEP’s other revenues include inter-company revenues from UNS Gas and UNS Electric for corporate services provided by TEP, and miscellaneous service-related revenues such as rent on power pole attachments, damage claims, and customer late fees.
Operating Expenses
Generating Output and Fuel and Purchased Power Expense
Total generating output decreased in the second quarter and first six months of 2014 when compared with the same periods last year due in part to maintenance outages .
TEP’s fuel and purchased power expense and energy resources for the quarters ended June 30, 2014 and 2013 are detailed below:

	Generation and Purchased Power		Fuel and Purchased Power Expense
	Three Months Ended June 30,
	2014	2013	2014	2013
	Millions of kWh		Millions of Dollars
Coal-Fired Generation	1,907	2,639	$50	$71
Gas-Fired Generation	306	232	16	12
Utility Owned Renewable Generation	12	13	—	—
Reimbursed Fuel Expense for Springerville Units 3 and 4	—	—	2	2
Total Fuel	2,225	2,884	68	85
Total Purchased Power	1,107	544	53	28
Transmission and Other PPFAC Recoverable Costs	—	—	4	2
Increase (Decrease) to Reflect PPFAC Recovery Treatment	—	—	(13)	5
Total Resources	3,332	3,428	$112	$120
Less Line Losses and Company Use	(230)	(248)
Total Energy Sold	3,102	3,180

TEP’s fuel and purchased power expense and energy resources for the first six months of 2014 and 2013 are detailed below:

	Generation and Purchased Power		Fuel and Purchased Power Expense
	Six Months Ended June 30,
	2014	2013	2014	2013
	Millions of kWh		Millions of Dollars
Coal-Fired Generation	4,202	5,110	$106	$142
Gas-Fired Generation	546	418	27	20
Utility Owned Renewable Generation	22	24	—	—
Reimbursed Fuel Expense for Springerville Units 3 and 4	—	—	3	3
Total Fuel	4,770	5,552	136	165
Total Purchased Power	1,547	973	76	47
Transmission and Other PPFAC Recoverable Costs	—	—	7	3
Increase (Decrease) to Reflect PPFAC Recovery Treatment	—	—	(15)	3
Total Resources	6,317	6,525	$204	$218
Less Line Losses and Company Use	(397)	(420)
Total Energy Sold	5,920	6,105

The table below summarizes TEP’s average fuel cost per kWh generated or purchased:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	cents per kWh
Coal	2.64	2.71	2.52	2.78
Gas	5.34	4.99	5.02	4.71
Purchased Power	4.78	5.22	4.88	4.87
All Sources	4.02	3.61	3.70	3.53
O&M
The table below summarizes the items included in TEP’s O&M expense. Base O&M in the first six months of 2014 includes merger-related expenses of $1 million.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	Millions of Dollars
Base O&M (Non-GAAP)(1)	$59	$61	$122	$122
O&M Recorded in Other Expense	(2)	(1)	(4)	(3)
Reimbursed Expenses Related to Springerville Units 3 and 4	17	16	31	30
Expenses Related to Customer Funded Renewable Energy and DSM Programs(2)	6	6	12	11
Total O&M (GAAP)	$80	$82	$161	$160

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

(2)	Represents expenses related to customer-funded renewable energy and DSM programs; these expenses are being collected from customers and the corresponding amounts are recorded in retail revenue.
The table below summarizes TEP’s pension and other retiree benefit expenses included in TEP's Base O&M:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	Millions of Dollars
Pension Expense Charged to O&M	$1	$3	$3	$5
Retiree Benefit Expense Charged to O&M	1	1	2	2
Total	$2	$4	$5	$7

FACTORS AFFECTING RESULTS OF OPERATIONS
2013 TEP Rate Order
The provisions of the 2013 TEP Rate Order, which were effective July 1, 2013, include, but are not limited to:

•	An increase in Base Rates of approximately $76 million.

•
A revision in depreciation rates from an average rate of 3.32% to 3.0% for generation and distribution plant regulated by the ACC, primarily due to revised estimates of asset removal costs, which will have the effect of reducing depreciation expense by approximately $11 million annually.

•
An LFCR mechanism that allows TEP to recover certain non-fuel costs that would otherwise go unrecovered due to reduced retail kWh sales attributed to energy efficiency programs and distributed generation. The LFCR rate will be adjusted annually and is subject to ACC review and a year-over-year cap of 1% of TEP's total retail revenues. TEP filed its first LFCR report with the ACC in May 2014. The report requested recovery of approximately $5 million. We expect the new LFCR rate to be effective August 1, 2014. TEP recorded LFCR revenues of $6 million in the first six months of 2014 related to reductions in retail kWh sales due to energy efficiency programs and distributed generation implemented in 2013 and 2014. See Note 3.  TEP estimates that it will record total LFCR revenues of approximately $11 million during 2014.

•
An ECA mechanism that allows TEP to recover the costs of complying with environmental standards required by federal or other governmental agencies between rate cases. The ECA will be adjusted annually to recover environmental compliance costs and is subject to ACC approval and a cap of $0.00025 per kWh, which approximates 0.25% of TEP's total retail revenues. TEP filed its first ECA report in March 2014 to recover the return on and of qualified investments of approximately $3 million. The ECA rate became effective on May 1, 2014. TEP estimates that it will record total ECA revenues of less than $1 million in 2014.

As required by the 2013 Rate Order, TEP filed a compliance report in July 2014 that outlines its planned purchases of: (i) certain ownership interests in Springerville Unit 1; (ii) 75% of Gila River Unit 3; and (iii) the Springerville Coal Handling Facilities. The report estimates that as a result of these purchases, and the termination of certain lease obligations, TEP's 2014 non-fuel revenue requirement would decline by approximately $36 million. However, when other changes to TEP's rate base, expenses and retail sales levels are considered, we estimate that TEP would have a non-fuel revenue deficiency of approximately $26 million as of December 31, 2014.
See Coal-Fired Generating Resources and Springerville Coal Handling Facilities Leases, below, for more information.
Generating Resources
At June 30, 2014, approximately 70% of TEP's generating capacity was fueled by coal (of which 120 MW can be converted to 156 MW of natural gas capacity at Sundt Unit 4). Existing and proposed federal environmental regulations, as well potential changes in state regulation, may increase the cost of operating coal-fired generating facilities. TEP is evaluating various strategies for reducing the proportion of coal in its fuel mix. TEP's ability to reduce its coal-fired generating capacity will depend on several factors, including, but not limited to:

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

TEP does not expect that its final undivided ownership interest in Springerville Unit 1 will exceed 49.5%, or 192 MW of capacity. The remaining 50.5% of Springerville Unit 1, or 195 MW of capacity, will be owned by third parties. TEP is not obligated to purchase any of the remaining power from Springerville Unit 1; however, TEP is obligated to operate Springerville Unit 1 for the remaining third-party owners after January 2015, the expiration date of the leases. TEP is currently discussing its post-January 2015 operation of Springerville Unit 1, including capital and O&M cost allocations, with the remaining third-party owners.
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
On June 13, 2014, the United States Federal Trade Commission granted UNS Energy's request for early termination of the waiting period with respect to the Purchase Agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
The Purchase Agreement remains subject to, among other things:

•	the approval of the FERC;

•	the completion of certain other agreements associated with the operation of Gila River Unit 3; and

•	other customary closing conditions.
In June 2014, TEP provided a LOC for $15 million to the seller of Gila River Unit 3 to satisfy a condition of the Purchase Agreement. The seller of Gila River Unit 3 is entitled to draw upon the LOC and apply such amount as liquidated damages if it has validly terminated the Purchase Agreement as a result of misrepresentations by TEP and UNS Electric or the failure of TEP and UNS Electric to close the transaction when the closing conditions have been satisfied. Upon the close of the transaction, the LOC will be canceled.
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
In April 2014, TEP notified the owner participants and their lessors that TEP has elected to purchase their undivided ownership interests in the facilities at the fixed purchase price of $120 million upon the expiration of the lease term in April 2015. Due to TEP’s purchase commitment, TEP recorded, in the second quarter of 2014, an increase to both Utility Plant Under Capital Leases and Current Obligations Under Capital Leases on its balance sheets in the amount of $109 million, which represented the present value of the total purchase commitment.
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
Sales to Mining Customers
TEP's mining customers have indicated they are taking initial steps to increase production either through expansion of their current mining operations or by the re-opening of non-operational mine sites. If efforts to increase production are successful, TEP's mining load could increase by up to 90 MW over the next several years. The market price for copper and the ability to obtain necessary permits could affect the mining industry's expansion plans.
In addition to the mining customers that TEP currently serves, Augusta Resources Corporation filed a plan of operations with the United States Forest Service in 2007 for the proposed Rosemont Copper Mine near Tucson, Arizona.  The construction and ongoing operations of Rosemont Copper Mine requires electric service from TEP via a 138 kilo-volt (kV) transmission line. In 2012, the ACC approved a Certificate of Environmental Compatibility (CEC) authorizing TEP to build the line to serve the mine. If the Rosemont Copper Mine is constructed and reaches full production, it would be expected to become TEP's largest retail customer, with TEP serving the mine's estimated load of approximately 85 MW.
TEP cannot predict if or when existing mines will expand operations or new or re-opened mines will commence operations.
Springerville Units 3 and 4
TEP receives annual benefits in the form of rental payments and other fees and cost savings from operating Springerville Unit 3 on behalf of Tri-State and Unit 4 on behalf of SRP.
The table below summarizes the income statement line items in which TEP records revenues and expenses related to Springerville Units 3 and 4:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	Millions of Dollars
Other Revenues	$24	$24	$46	$45
Fuel Expense	(2)	(2)	(3)	(3)
O&M Expense	(17)	(16)	(31)	(30)
Taxes Other Than Income Taxes	—	—	(1)	(1)
Interest Rates
See Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Fair Value Measurements
See Note 12.

LIQUIDITY AND CAPITAL RESOURCES
TEP Cash Flows
The tables below show TEP's net cash flows after capital expenditures, scheduled lease debt payments, and payments on capital lease obligations:

	Six Months Ended June 30,
	2014	2013
	Millions of Dollars
Net Cash Flows – Operating Activities (GAAP)	$113	$116
Less: Capital Expenditures	(157)	(118)
Net Cash Flows after Capital Expenditures (Non-GAAP)(1)	(44)	(2)
Less: Payments of Capital Lease Obligations	(83)	(84)
Plus: Proceeds from Investment in Lease Debt	—	9
Net Cash Flows after Capital Expenditures and Required Payments on Lease Debt and Capital Lease Obligations (Non-GAAP)(1)	$(127)	$(77)

	Six Months Ended June 30,
	2014	2013
	Millions of Dollars
Net Cash Flows – Operating Activities (GAAP)	$113	$116
Net Cash Flows – Investing Activities (GAAP)	(160)	(113)
Net Cash Flows – Financing Activities (GAAP)	65	(55)
Net Increase (Decrease) in Cash	18	(52)
Beginning Cash	25	80
Ending Cash	$43	$28

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
If the Merger with Fortis is approved by all necessary parties, the terms of the Settlement provide that Fortis will make an equity investment of $220 million in UNS Energy within 60 days after closing. If the Merger closes by September 30, 2014, the equity contribution from Fortis will be contributed to the Regulated Utilities, including TEP, to help fund the Gila River Unit 3 and Springerville Unit 1 purchase commitments.
Operating Activities
In the first six months of 2014, net cash flows from operating activities were $3 million lower than in the same period last year. The decrease was due primarily to: a $21 million increase in operations and maintenance costs and wages paid due to planned and unplanned maintenance outages, customer incentives related to renewable programs, and merger-related costs; partially offset by a $6 million increase in cash receipts due to insurance proceeds related to the San Juan mine fire; $6 million of lower interest paid on debt and capital leases; a $3 million increase in cash receipts from retail and electric sales, net of fuel and purchased power costs paid due to a Base Rate increase at TEP that was effective on July 1, 2013; and a $2 million decrease in taxes paid, net of amounts capitalized.

Investing Activities
Net cash flows used for investing activities increased by $48 million in the first six months of 2014 compared with the same period last year due primarily to an $39 million increase in capital expenditures due in part to maintenance on our generating facilities and the construction of new solar projects. Cash flows from investing activities in the first six months of 2014 also included a $9 million reduction in return of investments in lease debt.
Financing Activities
In the first six months of 2014, net cash from financing activities was $120 million higher than the same period last year due to proceeds from the issuance of $150 million of long-term debt offset by $30 million more in repayments (net of borrowings) under the TEP Revolving Credit Facility.
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
TEP Credit Agreement
The TEP Credit Agreement consists of a $200 million revolving credit and LOC facility, and a separate $82 million LOC facility to support tax-exempt bonds. The TEP Credit Agreement expires in November 2016. See Note 5.
TEP provided, in the second quarter of 2014, a LOC for $15 million to the seller of Gila River Unit 3 to satisfy a condition of the purchase agreement. TEP's borrowing capacity under the TEP Credit Agreement is reduced by $15 million until the Gila River transaction closes and the LOC is terminated. See Note 7.
At June 30, 2014, there were no outstanding borrowings and there were $16 million of LOCs issued under the revolving credit and LOC facility, leaving $184 million of available borrowing capacity.
In July 2014, TEP made additional borrowings under its revolving credit facility to help fund scheduled capital lease payments. As of July 18, 2014, TEP had $134 million available under its revolving credit facility.
The TEP Credit Agreement contains restrictions on mergers and sale of assets. The TEP Credit Agreement also requires TEP not to exceed a maximum leverage ratio. If TEP complies with the terms of the TEP Credit Agreement, TEP may pay dividends to UNS Energy. At June 30, 2014, TEP was in compliance with the terms of the TEP Credit Agreement. See Note 5.
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
The 2010 TEP Reimbursement Agreement contains substantially the same restrictive covenants as the TEP Credit Agreement described above. At June 30, 2014, TEP was in compliance with the terms of the 2010 TEP Reimbursement Agreement.

Capital Lease Obligations
At June 30, 2014, TEP had $343 million of total capital lease obligations on its balance sheet. The table below provides a summary of the outstanding lease obligations:

	Capital Lease Obligation Balance As Of
Capital Leases	June 30, 2014	Expiration	Renewal/Purchase Option
	Millions of Dollars
Springerville Unit 1(1)	$129	2015	Fair market value
Springerville Coal Handling Facilities	131	2015	Fixed price purchase option of $120 million(2)
Springerville Common Facilities(3)	83	2017 and 2021	Fixed price purchase option of $106 million(3)
Total Capital Lease Obligations	$343

(1)
The Springerville Unit 1 Leases cover both Unit 1 and an undivided one-half interest in certain Springerville Common Facilities. The $129 million balance includes the present value of the lease purchase options agreed to in 2013.

(2)
The $131 million balance includes the present value of the lease purchase options elected in April 2014. Upon TEP’s purchase, SRP is obligated to buy a portion of the Springerville Coal Handling Facilities from TEP for approximately $24 million and Tri-State is obligated to either 1) buy a portion of the facilities for approximately $24 million or 2) continue to make payments to TEP for the use of the facilities. See Factors Affecting Results of Operations, Springerville Coal Handling Facilities Leases. Also see Note 5.

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

•	TEP entered into new forward purchased power commitments with minimum payment obligations of $15 million million in 2015. See Note 6 .

•	TEP entered into new forward energy commitments with minimum payment obligations of $8 million in 2015 through 2019. See Note 6.
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

•
The TEP Credit Agreement, the 2010 Reimbursement Agreement, and the 2013 Covenants Agreement contain certain financial and other restrictive covenants, including a leverage test. Failure to comply with these covenants would entitle the lenders to accelerate the maturity of all amounts outstanding. At June 30, 2014, TEP was in compliance with these covenants. See TEP Credit Agreement, above.

•
TEP conducts its wholesale marketing and risk management activities under certain master agreements whereby TEP may be required to post credit enhancements in the form of cash or an LOC due to exposures exceeding unsecured credit limits provided to TEP, changes in contract values, a change in TEP’s credit ratings, or if there has been a material change in TEP’s creditworthiness. As of June 30, 2014, TEP had posted less than $1 million in LOCs as collateral with wholesale counterparties for credit enhancement.

•	In June 2014, TEP provided a LOC for $15 million to the seller of Gila River Unit 3 to satisfy a condition of the purchase agreement. See Note 7.
Dividends on Common Stock
TEP did not pay any dividends to UNS Energy in the first six months of 2014 or 2013.
The pending Settlement related to the Merger contains a condition restricting subsidiary dividend payments to UNS Energy. See UNS Energy, Outlook and Strategies.
TEP can pay dividends to UNS Energy if it maintains compliance with the TEP Credit Agreement, the 2010 TEP Reimbursement Agreement and the 2013 Covenants Agreement. At June 30, 2014, TEP was in compliance with the terms of the TEP Credit Agreement, the 2010 TEP Reimbursement Agreement and the 2013 Covenants Agreement.

UNS ELECTRIC
RESULTS OF OPERATIONS
UNS Electric reported net income of $4 million in the second quarters of 2014 and 2013. In the first six months of 2014 and 2013, UNSE Electric reported net income of $6 million.
Like TEP, UNS Electric’s operations are typically seasonal in nature, with peak energy demand occurring in the summer months. The table below provides summary financial information for UNS Electric:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	Millions of Dollars
Retail Electric Revenues	$45	$42	$84	$78
Wholesale Electric Revenues	2	2	4	3
Total Operating Revenues	47	44	88	81
Purchased Energy Expense	20	20	39	37
Fuel Expense	1	2	1	3
Transmission Expense	3	3	7	6
Increase (Decrease) to Reflect PPFAC Recovery	1	(2)	1	(4)
O&M	7	7	14	15
Depreciation and Amortization Expense	5	5	10	9
Taxes Other Than Income Taxes	2	1	3	3
Total Operating Expenses	39	36	75	69
Operating Income	8	8	13	12
Interest Expense	2	2	4	3
Income Tax Expense	2	2	3	3
Net Income	$4	$4	$6	$6

The tables below shows UNS Electric’s kWh sales and margin revenues:

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	Percent(1)
Electric Retail Sales, kWh (in Millions):
Residential	201	201	—	—%
Commercial	165	170	(5)	(2.9)%
Industrial	48	49	(1)	(2.0)%
Mining	17	16	1	6.3%
Total Electric Retail Sales	431	436	(5)	(1.1)%

Retail Margin Revenues (in Millions):
Residential	$8	$8	$—	—%
Commercial	8	8	—	—%
Industrial	2	2	—	—%
Mining	1	1	—	—%
Total Retail Margin Revenues (Non-GAAP)(2)	19	19	—	—%
Fuel and Purchased Power Revenues	24	21	3	14.3%
RES & DSM Revenues	2	2	—	—%
Total Retail Revenues (GAAP)	$45	$42	$3	7.1%
Weather Data:
Cooling Degree Days
Three Months Ended June 30,	1,162	1,221	(59)	(4.8)%
10-Year Average	1,037	1,029	NM	NM

(1)	Calculated on un-rounded data and may not correspond exactly to data shown in table.

(2)
Retail Margin Revenues, a non-GAAP financial measure, should not be considered as an alternative to Total Retail Revenues, which is determined in accordance with GAAP. Retail Margin Revenues exclude: (i) revenues collected from retail customers that are directly offset by expenses recorded in other line items; and (ii) revenues collected from third parties that are unrelated to kWh sales to retail customers. We believe the change in Retail Margin Revenues between periods provides useful information to investors because it demonstrates the underlying revenue trend and performance of our core utility business. Retail Margin Revenues represents the portion of retail operating revenues from kWh sales available to cover the non-fuel operating expenses of our core utility business.

Total retail kWh sales in the second quarter of 2014 decreased by 1.1% compared with the same period last year due in part to milder summer weather. Despite lower retail sales, total retail margin revenues in the second quarter of 2014 were the same when compared to the second quarter of 2013 due in part to a Base Rate increase effective January 1, 2014.

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	Percent(1)
Electric Retail Sales, kWh (in Millions):
Residential	359	392	(33)	(8.4)%
Commercial	297	297	—	—%
Industrial	92	91	1	1.1%
Mining	31	29	2	6.9%
Other	1	1	—	—%
Total Electric Retail Sales	780	810	(30)	(3.7)%

Retail Margin Revenues (in Millions):
Residential	$15	$15	$—	—%
Commercial	14	14	—	—%
Industrial	4	4	—	—%
Mining	2	3	(1)	(33.3)%
Total by Customer Class	35	36	(1)	(2.8)%
LFCR Revenues	2	—	2	NM
Total Retail Margin Revenues (Non-GAAP)(2)	37	36	1	2.8%
Fuel and Purchased Power Revenues	43	38	5	13.2%
RES & DSM Revenues	4	4	—	—%
Total Retail Revenues (GAAP)	$84	$78	$6	7.7%
Weather Data:
Cooling Degree Days
Six Months Ended June 30,	1,250	1,304	(54)	(4.1)%
10-Year Average	1,083	1,074	NM	NM

(1)	Calculated on un-rounded data and may not correspond exactly to data shown in table.

(2)
Retail Margin Revenues, a non-GAAP financial measure, should not be considered as an alternative to Total Retail Revenues, which is determined in accordance with GAAP. Retail Margin Revenues exclude: (i) revenues collected from retail customers that are directly offset by expenses recorded in other line items; and (ii) revenues collected from third parties that are unrelated to kWh sales to retail customers. We believe the change in Retail Margin Revenues between periods provides useful information to investors because it demonstrates the underlying revenue trend and performance of our core utility business. Retail Margin Revenues represents the portion of retail operating revenues from kWh sales and LFCR revenues available to cover the non-fuel operating expenses of our core utility business.

In the first six months of 2014, total retail kWh sales declined by 3.7% compared with the first six months of 2013 due in part to a 4.1% decrease in cooling degree days and due to milder weather in the first quarter of 2014 when compared with the first quarter of 2013. Total retail margin revenues increased by $1 million, or 2.8%. UNS Electric recorded LFCR revenues of $2 million in the first six months of 2014, a portion of which relates to reductions in 2013 retail kWh sales due to energy efficiency programs and distributed generation.

FACTORS AFFECTING RESULTS OF OPERATIONS
2013 UNS Electric Rate Order
In December 2013, the ACC approved a new rate structure for UNS Electric that became effective on January 1, 2014 (2013 UNS Electric Rate Order). The provisions of the 2013 UNS Electric Rate Order include, but are not limited to:

•	an increase in Base Rates of approximately $3 million;

•
an LFCR mechanism that will allow UNS Electric to recover certain non-fuel costs that would otherwise go unrecovered due to reduced retail kWh sales attributed to compliance with the ACC's Electric EE Standards and distributed generation requirements under the ACC's RES. The LFCR rate will be adjusted annually and is subject to

ACC review and a year-over-year cap of 1% of UNS Electric's total retail revenues. The LFCR is not a full decoupling mechanism because it is not intended to recover lost fixed costs attributable to weather or economic conditions. UNS Electric filed its first LFCR report with the ACC in May 2014. The report requested recovery of approximately $1 million. We expect the new LFCR rate to be effective September 1, 2014. UNS Electric recorded LFCR revenues of $2 million in the first six months of 2014 related to reductions in retail kWh sales due to energy efficiency programs and distributed generation implemented in 2013 and 2014. See Note 3. UNS Electric estimates that it will record total LFCR revenues of approximately $2 million during 2014; and

•
a Transmission Cost Adjustor (TCA) mechanism that will allow more timely recovery of transmission costs associated with serving retail customers at the level approved by FERC. UNS Electric's approved Base Rates include a transmission component based on UNS Electric’s current FERC Open Access Transmission Tariff (OATT) rate. The OATT rates are adjusted annually and the TCA will be limited to the recovery (or refund) of costs associated with future changes in UNS Electric’s OATT rate. The TCA rate became effective in June 2014. UNS Electric estimates that it will record TCA revenues of $1 million in 2014.

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
Cash Flows and Capital Expenditures
The table below provides summary cash flow information for UNS Electric:

	Six Months Ended June 30,
	2014	2013
	Millions of Dollars
Cash Provided By (Used In):
Operating Activities	$20	$12
Investing Activities	(22)	(30)
Financing Activities	1	14
Net Increase/(Decrease) in Cash	(1)	(4)
Beginning Cash	5	8
Ending Cash	$4	$4

Operating Activities
Cash provided by operating activities increased by $8 million in the first six months of 2014 when compared with the same period last year due primarily to a $3 million increase in cash receipts from electric retail sales caused by a Base Rate increase that was effective on January 1, 2014 and a $4 million reduction in income taxes paid.
Investing Activities
UNS Electric had capital expenditures of $20 million in the first six months of 2014 compared with $29 million in the first six months of 2013. The decrease is related to the completion of a transmission line in 2013 to increase reliability to UNS Electric's service territory in Nogales, Arizona.
Financing Activities
Cash provided by financing activities at UNS Electric in the first six months of 2014 decreased by $13 million when compared with the same period last year. Financing activities in the first six months of 2014 included $1 million of borrowings under the UNS Electric/UNS Gas Revolver (net of repayments) whereas activity in the same period last year included $12 million of borrowings (net of repayments), and a $2 million receipt related to a contribution in aid of construction from a large customer.
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
The UNS Electric/UNS Gas Credit Agreement restricts additional indebtedness, liens, and mergers. It also requires each borrower not to exceed a maximum leverage ratio. Each borrower may pay dividends so long as it maintains compliance with the agreement. At June 30, 2014, UNS Electric and UNS Gas each were in compliance with the terms of the UNS Electric/UNS Gas Credit Agreement.
UNS Electric expects to draw upon the UNS Electric/UNS Gas Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures or to issue LOCs to provide credit enhancement for its energy procurement and hedging activities. At June 30, 2014, UNS Electric had $23 million of outstanding borrowings and less than $1 million of LOCs issued under the UNS Electric/UNS Gas Credit Agreement, leaving available borrowing capacity of $47 million.
Contractual Obligations
There are no changes in UNS Electric's contractual obligations or other commercial commitments from those reported in our 2013 Annual Report on Form 10-K, other than the following changes in 2014:

•	UNS Electric entered into new forward purchased power commitments with minimum payment obligations of $8 million in 2015. See Note 6.
Dividends on Common Stock
UNS Electric did not pay any dividends to UNS Energy, through UES, in the first six months of 2014 and 2013. UNS Electric’s ability to pay future dividends will depend on the cash needs for capital expenditures and various other factors.
The pending Settlement related to the Merger contains a condition restricting subsidiary dividend payments to UNS Energy. See UNS Energy, Outlook and Strategies.
The note purchase agreement for UNS Electric contains restrictions on dividends. UNS Electric may pay dividends so long as 1) no default or event of default exists, and 2) it could incur additional debt under the debt incurrence test. At June 30, 2014, UNS Electric was in compliance with the terms of its note purchase agreement and the terms of the UNS Electric/UNS Gas Revolver.

UNS GAS
RESULTS OF OPERATIONS
UNS Gas reported no net income or loss in the second quarters of 2014 and 2013. In the first six months of 2014, UNS Gas reported net income of $5 million compared with net income of $8 million in the same period last year.
The table below provides summary financial information for UNS Gas:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	Millions of Dollars
Gas Revenues	$23	$22	$62	$73
Other Revenues	—	—	3	1
Total Operating Revenues	23	22	65	74
Purchased Gas Expense	12	12	42	42
Increase (Decrease) to Reflect PGA Recovery Treatment	—	(1)	(8)	(2)
O&M	6	6	12	12
Depreciation and Amortization	2	2	5	4
Taxes Other Than Income Taxes	1	1	2	2
Total Operating Expenses	21	20	53	58
Operating Income	2	2	12	16
Other Expense	—	—	1	—
Interest Expense	2	2	3	3
Income Tax Expense	—	—	3	5
Net Income	$—	$—	$5	$8
The table below includes UNS Gas' therm sales and margin revenues for the second quarter of 2014 and 2013:

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	Percent(1)
Gas Retail Sales, Therms (in Millions):
Residential	10	9	1	11.1%
Commercial	5	5	—	—%
All Other	1	1	—	—%
Total Gas Retail Sales	16	15	1	6.7%
Negotiated Sales Program (NSP)	6	7	(1)	(14.3)%
Total Gas Sales	22	22	—	—%
Retail Margin Revenues (in Millions):
Residential	$7	$7	$—	—%
Commercial	2	2	—	—%
All Other	1	1	—	—%
Total Retail Margin Revenues (Non-GAAP)(2)	10	10	—	—%
Transport and NSP	4	4	—	—%
Retail Fuel Revenues	9	8	1	12.5%
Total Gas Revenues (GAAP)	$23	$22	$1	4.5%
Weather Data:
Heating Degree Days
Three Months Ended June 30,	541	480	61	12.7%
10-Year Average	547	560	NM	NM

(1)	Calculated on un-rounded data and may not correspond exactly to data shown in table.

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

Retail therm sales in the second quarter of 2014 increased by 6.7% compared with the second quarter of 2013 due in part to a 12.7% increase in heating degree days. Despite the increase in retail therm sales, retail margin revenues were flat when compared with the second quarter of 2013.
UNS Gas supplies natural gas to some of its large transportation customers through an NSP. Approximately one half of the margin earned on these NSP sales is retained by UNS Gas, while the remainder benefits retail customers by reducing the gas commodity price through a credit to the PGA mechanism.
The table below includes UNS Gas’ therm sales and margin revenues for the first six months of 2014 and 2013:

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	Percent(1)
Gas Retail Sales, Therms (in Millions):
Residential	36	44	(8)	(18.2)%
Commercial	15	17	(2)	(11.8)%
All Other	5	5	—	—%
Total Gas Retail Sales	56	66	(10)	(15.2)%
Negotiated Sales Program (NSP)	11	13	(2)	(15.4)%
Total Gas Sales	67	79	(12)	(15.2)%
Retail Margin Revenues (in Millions):
Residential	$20	$23	$(3)	(13.0)%
Commercial	6	6	—	—%
All Other	1	1	—	—%
Total Retail Margin Revenues (Non-GAAP)(2)	27	30	(3)	(10.0)%
Transport and NSP	8	9	(1)	(11.1)%
Retail Fuel Revenues	27	34	(7)	(20.6)%
Total Gas Revenues (GAAP)	$62	$73	$(11)	(15.1)%
Weather Data:
Heating Degree Days
Six Months Ended June 30,	2,263	2,668	(405)	(15.2)%
10-Year Average	2,653	2,643	NM	NM

(1)	Calculated on un-rounded data and may not correspond exactly to data shown in table.

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

Retail therm sales in the first six months of 2014 declined by 15.2% when compared with the first six months of 2013 due to a 15.2% decrease in heating degree days. The lower retail therm sales contributed to a decrease in retail margin revenues of 10.0%, or $3 million, when compared with the first six months of 2013.

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
Cash Flows and Capital Expenditures
The table below provides summary cash flow information for UNS Gas:

	Six Months Ended June 30,
	2014	2013
	Millions of Dollars
Cash Provided By (Used In):
Operating Activities	$4	$17
Investing Activities	(8)	(8)
Financing Activities	(11)	(10)
Net Decrease in Cash	(15)	(1)
Beginning Cash	33	31
Ending Cash	$18	$30
UNS Gas' operating cash flows during the first six months of 2014 were $13 million lower than the first six months of 2013 primarily due to the return of the over-collected PGA balance to customers and lower retail therm sales.
UNS Electric/UNS Gas Credit Agreement
At June 30, 2014, UNS Gas had no outstanding borrowings under the UNS Electric/UNS Gas Credit Agreement.
See UNS Electric, Liquidity and Capital Resources, UNS Electric/UNS Gas Credit Agreement.
Interest Rate Risk
See Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Contractual Obligations
There are no changes in UNS Gas' contractual obligations or other commercial commitments from those reported in our 2013 Annual Report on Form 10-K, other than the following changes in 2014:

•	UNS Gas entered into new forward energy commitments with minimum payment obligations of $1 million in each of 2015 through 2017. See Note 6.
Dividends on Common Stock
UNS Gas paid dividends to UNS Energy, through UES, of $10 million in the first six months of 2014 and 2013. UNS Gas’ ability to pay future dividends will depend on the cash needs for capital expenditures and various other factors.
The pending Settlement related to the Merger contains a condition restricting subsidiary dividend payments to UNS Energy. See UNS Energy, Outlook and Strategies.

The note purchase agreement for UNS Gas contains restrictions on dividends. UNS Gas may pay dividends so long as 1) no default or event of default exists, and 2) it could incur additional debt under the debt incurrence test. At June 30, 2014, UNS Gas was in compliance with the terms of its note purchase agreement and had sufficient additional debt under the debt incurrence test to pay dividends.

CRITICAL ACCOUNTING POLICIES
There have been no significant changes in our accounting policies from those disclosed in our 2013 Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In April 2014, the FASB issued an accounting standards update that limits the circumstances under which a disposal may be reported as a discontinued operation and requires new disclosures. This guidance will be effective in the first quarter of 2015. We do not expect the adoption of this guidance to have an impact on the presentation of our financial statements or our disclosures.
In May 2014, the FASB issued an accounting standards update that will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principles based approach for determining revenue recognition. We will be required to adopt the new guidance retrospectively for annual and interim periods beginning January 1, 2017; early adoption is not permitted. We are evaluating the impact to our financial statements and disclosures.

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
While UNS Energy and TEP continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting, there has been no change in UNS Energy’s or TEP’s internal control over financial reporting during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, UNS Energy’s or TEP’s internal control over financial reporting.

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

ITEM 5. – OTHER INFORMATION
RATIO OF EARNINGS TO FIXED CHARGES
The following table reflects the ratio of earnings to fixed charges for UNS Energy and TEP:

	Six Months Ended June 30, 2014	Twelve Months Ended June 30, 2014
UNS Energy	2.572	2.982
TEP	2.484	2.987
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

Springerville Generating Station
Based on the MATS rules, Springerville Generating Station (Springerville) may require mercury emission control equipment by April 2016. The estimated capital cost of this equipment for Springerville Units 1 and 2 is about $5 million. TEP expects the annual operating cost of the mercury emission control equipment to be about $1 million. Estimated costs are split equally between the two units. TEP will own 49.5% of Springerville Unit 1 upon close of the lease option purchases in January 2015; after the completion of such purchases, third party owners will be responsible for 50.5% of environmental costs attributed to Springerville Unit 1. TEP will continue to be responsible for 100% of environmental costs attributable to Springerville Unit 2.
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

In February 2013, the State of New Mexico, the EPA, and PNM signed a non-binding agreement (Settlement Agreement) that outlines an alternative to the FIP. The terms of the Settlement Agreement include: the retirement of San Juan Units 2 and 3 by December 31, 2017; the replacement by PNM of those units with non-coal generation sources; and the installation of SNCR on San Juan Units 1 and 4 by January 2016 or later depending on the timing of EPA approvals. The New Mexico Environmental Department (NMED) prepared a revision to the regional haze State Implementation Plan (SIP) incorporating the provisions of the Settlement Agreement, and in September 2013, the New Mexico Environmental Improvement Board approved the SIP revision. In May 2014, EPA proposed to approve the revised SIP and withdraw the existing FIP. The EPA is expected to make a final determination on the revised SIP in 2014.  TEP estimates its share of the cost to install SNCR technology on San Juan Unit 1 would be approximately $35 million. TEP's share of incremental annual operating costs for SNCR is estimated at $1 million. TEP owns 340 MW, or 50%, of San Juan Units 1 and 2. If San Juan Unit 2 is retired, TEP's coal-fired generating capacity would be reduced by 170 MW.
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
At June 30, 2014, the book value of TEP's share of San Juan Unit 2 was $112 million. If Unit 2 is retired early, we expect to request ACC approval to recover, over a reasonable time period, all costs associated with the early closure of the unit. TEP cannot predict the ultimate outcome of this matter.
Four Corners
In 2012, the EPA finalized the regional haze FIP for Four Corners. The final FIP requires SCR technology to be installed on one unit by October 2016 and the remaining units by October 2017. In December 2013, APS (the operator) decided to shut down Units 1, 2, and 3 and install SCRs on Units 4 and 5. Under this scenario, the installation of SCR technology can be delayed until July 2018. TEP's estimated share of the capital costs to install SCR technology on Units 4 and 5 is approximately $35 million. TEP's share of incremental annual operating costs for SCR is estimated at $2 million.
Springerville
The BART provisions of the Regional Haze Rules requiring emission control upgrades do not apply to Springerville Units 1 and 2 since they were constructed in the 1980s which is after the time frame as designated by the rules. Other provisions of the Regional Haze Rules requiring further emission reduction are not likely to impact Springerville operations until after 2018.
Sundt
In July 2013, the EPA rejected the Arizona state implementation plan determination that Sundt Unit 4 is not subject to the BART provisions of the Regional Haze Rule and developed a timeline to issue a federal implementation plan for emissions sources including Sundt Unit 4. While TEP does not agree that Sundt Unit 4 is subject to BART, it submitted a better-than-BART proposal in November 2013 which called for the elimination of coal as a fuel source at Sundt by the end of 2017. In June 2014, the EPA issued a final BART rule that would require TEP to either (i) install, by mid-2017, SNCR and dry sorbent injection (DSI) if Sundt Unit 4 continues to use coal as a fuel source, or (ii) permanently eliminate coal as a fuel source as a better-than-BART alternative by the end of 2017. TEP estimates that the cost to install SNCR and DSI would be approximately $12 million, and the incremental annual operating costs would be $5 million to $6 million. Under the rule, TEP is required to notify the EPA of its decision by March 2017. At June 30, 2014, the net book value of the Sundt coal handling facilities was $27 million. If the coal handling facilities are retired early, we expect to request ACC approval to recover, over a reasonable time period, all the remaining costs of the coal handling facilities.
Greenhouse Gas Regulation
In June 2013, President Obama directed the EPA to move forward with carbon emission regulations for both new and existing fossil-fueled power plants.

In January 2014, the EPA published a re-proposed rule for new power plants. UNS Energy does not anticipate that a final rule related to new fossil-fueled power plant sources will have a significant impact on operations.
In June 2014, the EPA issued proposed carbon emission regulations for existing power plants called the Clean Power Plan. The Clean Power Plan targets a nation-wide reduction in carbon emissions of 30% by 2030. To achieve this goal, the proposed plan sets carbon emission rates for each state that must be achieved by an interim period of 2020-2029, with final rates by 2030. States can apply a variety of strategies to achieve the interim and final emission rates. Using 2012 as a baseline year, Arizona's carbon emission rate for 2030 represents a 52% reduction. The EPA expects to issue a final rule by June 2015, and under the current proposal, states must file implementation plans by June 2016 (or June 2017 for multi-state plans, with a possible one-year extension). UNS Energy cannot estimate the impact of the new proposed rule on its operations at this time.
UNS Energy will continue to work with federal and state regulatory agencies, and other neighboring utilities, to promote compliance flexibility in the rules impacting existing fossil-fuel fired power plants. We cannot predict the ultimate outcome of these matters.
Coal Combustion Residuals Regulations
The EPA is developing regulations for Coal Combustion Residuals (CCR) placed in landfills and surface impoundments (i.e. ponds).
In June 2010, the EPA issued a proposed rule presenting for public comment two approaches for regulating CCR: 1) as solid waste under Subtitle D of the Resource Conservation and Recovery Act (RCRA); and 2) as hazardous waste under Subtitle C of RCRA. Both approaches would maintain an exception from regulation for beneficial use. In May 2014, EPA entered a consent decree agreeing to take final action on the proposed rule as it relates to regulation under Subtitle D of RCRA by December 2014.
If the final rule is structured similar to existing “municipal solid waste” rules, TEP’s ash disposal facility at Springerville would likely be in compliance with the requirements, however, upgrades could be required for future disposal. At Navajo and Four Corners, the ash that cannot be sold is land filled on site. These sites also could be required to upgrade. At San Juan, the ash that cannot be sold is returned to the mine. The proposed rule would not address mine placement of CCRs. Mine placement will be addressed through a separate rule-making under the oversight of the Department of Interior's Office of Surface Mining Reclamation and Enforcement.
If the final rule regulates CCR as a “hazardous waste”, in addition to the disposal facility upgrades discussed above, upgrades to handling and storage facilities at the plant sites would also be required.
TEP cannot determine the economic impact of this rule at this time.

ITEM 6. – EXHIBITS
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

UNS ENERGY CORPORATION
(Registrant)

Date:	July 29, 2014	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President, Treasurer, and
Chief Financial Officer

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	July 29, 2014	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Chief
Financial Officer

EXHIBIT INDEX

12(a)	—	Computation of Ratio of Earnings to Fixed Charges – UNS Energy.

12(b)	—	Computation of Ratio of Earnings to Fixed Charges – TEP.

31(a)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – UNS Energy, by David G. Hutchens.

31(b)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – UNS Energy, by Kevin P. Larson.

31(c)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – TEP, by David G. Hutchens.

31(d)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – TEP, by Kevin P. Larson.

**32(a)	—	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) - UNS Energy.

**32(b)	—	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) - TEP.

101	—	The following materials from UNS Energy’s and TEP’s Quarterly Report on Form 10-Q for the three and six-month periods ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language):

(a)
UNS Energy’s and TEP’s (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Changes in Stockholders’ Equity; and

(b) Notes to Consolidated Financial Statements.

(*)	Previously filed as indicated and incorporated herein by reference.

**	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.